Form 10QSB
period 1996-03-31
YAAK RIVER RESOURCES INC
filed 1996-05-16
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  March 31, 1996

                                 Commission File Number:  33-28106



                                    YAAK RIVER RESOURCES, INC.
               (Exact name of small business issuer as specified in its charter)



                                             Colorado
                  (State or other jurisdiction of incorporation or organization)

                                            84-1097796
                                 (IRS Employer Identification No.)

                                         830 S. Kline Way
                                        Lakewood, Colorado
                             (Address of principal executive offices)

                                               80226
                                            (Zip Code)

                                          (303) 985-3972
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:   Yes __X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 56,666,000 shares.

                                              PART I


ITEM 1.     FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended March 31, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues from its operations during the three month period ending March 31, 1996, and the Company is considered a development stage company. The plan of operation of the Company during the three month period ending March 31, 1996, generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future.

      The Company incurred an operating loss during the three month period ending March 31, 1996. The Company is expected to continue to operate at a loss until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

      The Company believes the income which it derives from its role as General Partner of the Timber Partnership and related activities will satisfy its cash requirements for the next nine months, providing that the Company does not commence mining activities. At present, the Company's financial resources are not sufficient to commence mining activities. In order to satisfy the Company's capital requirements for additional drilling and to develop a mining feasibility program, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $750,000. Management of the Company is continuing to seek possible interested partners to join with the Company in developing its mining claims. The Company is actively soliciting joint venture partners to expand its mining activities, based upon the valuation of the Company's claims and properties as reported in the independent engineering valuation report. The report also advised the Company to consolidate adjoining claims to make such joint ventures more attractive. As of the date of this report, management is unaware of any third parties who are interested in joining with the Company in this regard. Exploration and mining activities of other mining companies in the surrounding area of Northern Montana and Canada in similar geological settings provides a basis for management to believe that it will be able to interest joint venturers in its proposed mining ventures. However, in the event the Company is unable to either solicit joint venture partners or otherwise obtain the capital deemed necessary in order to commence mining operations, it is possible that management will reconsider the Company's business plan and begin to seek out other viable business opportunities in order to provide the Company's shareholders with liquidity.

      The Company currently has no employees and relies upon the unpaid services of its officers for the operation of the Company. The contracted services of individuals will continue until it is justifiable to employ a full time employee.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits
                   EX-27       Financial Data Schedule

            (b)    Reports on Form 8-K - None.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              March 31        December 31
                                                 1996             1995
                                              _________       ___________
ASSETS
  Current Assets
    Cash                                      $   2,293       $     2,293
    Accounts Receivable-O'Hara Resources          2,200             2,200
    Investment-Mining Properties                305,410           305,410
                                              _________       ___________
  Total Current Assets                          309,903           309,903

  Other Assets
    Organizational Costs-
      Net of Amortization                             0                 0
                                              _________       ___________
  Total Other Assets                                  0                 0
                                              _________       ___________
TOTAL ASSETS                                  $ 309,903       $   309,903

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                             17,865            17,865
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Current Portion-Long Term Debt                7,500             7,500
                                              _________       ___________
  Total Current Liabilities                      45,365            45,365

  Long-Term Liabilities
    Long Term Debt                              122,500           122,500
                                              _________       ___________
  Total Long-Term Liabilities                   122,500           122,500
                                              _________       ___________
Total Liabilities                             $ 167,865       $   167,865

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666


  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0

  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           297,163           297,163

  Deficit Accumulated During
    the Development Stage                      (160,791)         (160,791)
                                              _________       ___________
Total Shareholders' Equity                    $ 142,038       $   142,038
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 309,903       $   309,903

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the                      June 10, 1988
                              Three Months     For the         (Inception)
                                  Ended       Year Ended           Thru
                                March 31,    December 31,        March 31,
                                   1996         1995               1996
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                           0              0                 270
  Legal and Accounting                   0          3,780              34,633
  Director Fees                          0              0                 800
  Office                                 0            116               6,898
  Stock Fees and Other Costs             0            930               9,032
  Administration/Consulting              0            352              34,111
  Mining Assessments and Fees            0         12,464              57,334
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0            122              12,213
                              ____________   ____________   _________________

Total Expenses                           0         17,764             160,761

Net (Loss) Accumulated During
  the Development Stage       $          0        (17,764)
(160,791)
Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $
(*)

*Less than $0.01 Per Share.
The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the                    June 10, 1988
                                 Three Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,    December 31,      March 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________

Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $          0   $   (17,764)   $    (160,791)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    Decrease (Increase) in
      Accounts Payable                      0          (640)          17,865
    Decrease (Increase) in
      Accounts Receivable                   0         2,200           (2,200)
    Decrease (Increase) in
      Loans to Shareholder                  0             0                0
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Operating Activities                   0       (16,204)        (145,126)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loans from LP Investors                 0        20,000           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0        (7,500)         (37,500)
    Proceeds From Sale of Stock             0             0          301,029
                                 ____________   ____________   ______________
Net Cash Flows Provided
  By Financing Activities                   0        12,500          452,829
                                 ____________   ____________   ______________

Net Increase (Decrease) in Cash             0        (3,704)           2,293
                                 ____________   ___________    _____________


Cash at Beginning of Period             2,293         5,997                0
                                 ____________   ____________   ______________

Cash at End of Period            $      2,293   $     2,293    $       2,293

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  June 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)

Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  June 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  June 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)



Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)

Net Loss for three months
  ended March 31, 1996                                            0        0
                      ____________  ______  __________  ___________  ________
Balance at
  March 31, 1996        56,666,000  $5,666  $  297,163  $  (160,791) $142,038

The accompanying notes are an integral part of these financial statements.


                                    YAAK RIVER RESOURCES, INC.
                                   (A Development Stage Company)
                                   Notes to Financial Statements
                                          March 31, 1996
                                            (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

On June 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the Annual Shareholder's Meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

Initial Public Offering:

In the Company's initial public offering, which was closed on November 27, 1989, the Company sold 2,580,000 units (the Units). 86,000 additional shares were issued to the underwriters. Each Unit consisted of one (1) share of Series A Common Stock, one (1) A Warrant exercisable at $.05, one (1) B Warrant exercisable at $.10.

Costs, consisting of $9,444 and 86,000 shares of Series A Common Stock, incurred to complete the registration were offset against the gross proceeds.

The Company's fiscal year end is December 31.

Note 2 - Purchase of Mineral Properties:

On January 10, 1992, at the Annual Meeting of Shareholders, the shareholders voted unanimously to purchase certain mineral and mining properties (the Properties) located in the State of Montana, including leases, drawings, engineering studies and other tangible and intangible assets associated with the Properties. The seller of the Properties was Yaak River Mines, Ltd. They received 30,000,000 shares of Series A Common Stock. The issuance of the 30,000,000 shares of Series A Common Stock was exempt from registration under the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

The Company is the beneficiary of 16,000,000 of the above shares which are being held in the Con Tolman Memorial Trust C. 8,000,000 additional shares of the Company were placed in the trust as part of the original purchase of the Company. These 24,000,000 shares are expected to be used to acquire additional mining properties.

Note 3 - Yaak River Resources Timber Division, Limited Partnership:

On August 14, 1992, the Company formed a limited partnership, Yaak River Resources Timber Division L.P. (the Partnership), a Colorado limited partnership, with subscriptions for 40 Units at $5,000.00 per Unit for an aggregate price of $200,000.00. Each Unit contains 1/40th interest in the Partnership and 150,000 shares of Series A Common Stock of the Company. The Company is the general partner of the Partnership. As a part of the formation of the Partnership, the Company agreed to reserve 6,000,000 shares of its Series A Common Stock for the Partnership. Said 6,000,000 shares of Series A Common Stock represents the shares offered in the Units issued by the Partnership. The Partnership was formed for the purpose of developing certain available natural resources on properties under the management of the Company.

On June 30, 1993, the Company sold six million (6,000,000) shares of its $.0001 par value Series A Common Stock for the issuance to the purchasers of the Limited Partnership interests in the Yaak River Resources, Timber Division L.P., for $150,000.

Note 4 - Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

Note 5 - Net (Loss) Per Common Share

The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

Note 6 - Long-Term Debt

Note Payable to the Roy Grush Estate in annual installments of $7,500, 0%, due 09/2014, secured by the Properties (Note 2). The Company has agreed to pay the minimum annual assessment costs of maintenance and improvements on claims in lieu of interest.

Following is a summary of long-term debt at March 31, 1996:

1996                          $  7,500
1997                             7,500
1998                             7,500
1999                             7,500
2000                             7,500
                              ________
                                37,500
Remaining                       85,000
                              ________
                              $122,500

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YAAK RIVER RESOURCES, INC.
                                      (Registrant)

                                      Dated: May 15, 1996



                                      By:  Wm. Ernest Simmons
                                           Wm. Ernest Simmons
                                           President

                                    YAAK RIVER RESOURCES, INC.

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended March 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule