Form 10QSB
period 1996-06-30
YAAK RIVER RESOURCES INC
filed 1996-08-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  June 30, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1996, was 56,666,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the six month period ending June 30, 1996, and the Company is considered a development stage company. The plan of operation of the Company during the six month period ending June 30, 1996, generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future.

     The Company incurred an operating loss during the six month period ending June 30, 1996. The Company is expected to continue to operate at a loss until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

     The Company believes the income which it derives from its role as General Partner of the Timber Partnership and related activities will satisfy its cash requirements for the next six months, providing that the Company does not commence mining activities. At present, the Company's financial resources are not sufficient to commence mining activities. In order to satisfy the Company's capital requirements for additional drilling and to develop a mining feasibility program, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $750,000. Management of the Company is continuing to seek possible interested partners to join with the Company in developing its mining claims. The Company is actively soliciting joint venture partners to expand its mining activities, based upon the valuation of the Company's claims and properties as reported in the independent engineering valuation report. The report also advised the Company to consolidate adjoining claims to make such joint ventures more attractive. The Company followed the advice of the independent engineering firm and the Company now has control of 125 continuous claims covering the known strike length of the "Morning Glory Structure" which is in excess of 14,000 feet. As of the date of this report, management is unaware of any third parties who are interested in joining with the Company in this regard. Exploration and mining activities of other mining companies in the surrounding area of Northern Montana and Canada in similar geological settings provides a basis for management to believe that it will be able to interest joint venturers in its proposed mining ventures. However, in the event the Company is unable to either solicit joint venture partners or otherwise obtain the capital deemed necessary in order to commence mining operations, it is possible that management will reconsider the Company's business plan and begin to seek out other viable business opportunities in order to provide the Company's shareholders with liquidity.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               June 30        December 31
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


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the                      June 10, 1988
                                Six Months     For the         (Inception)
                                  Ended       Year Ended           Thru
                                 June 30,    December 31,         June 30,
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

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                    June 10, 1988
                                   Six Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                    June 30,    December 31,       June 30,
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

YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  June 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)

Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  June 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  June 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)

Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)

Net Loss for six months
  ended June 30, 1996                                             0        0
                      ____________  ______  __________  ___________  ________
Balance at
  June 31, 1996         56,666,000  $5,666  $  297,163  $  (160,791) $142,038


The accompanying notes are an integral part of these financial statements.

                         YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 1996
                                 (Unaudited)

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

Following is a summary of long-term debt at June 30, 1996:


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

                              Dated:  August 14, 1996



                              By:  Wm. Ernest Simmons
                                   Wm. Ernest Simmons
                                   President

                         YAAK RIVER RESOURCES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended June 30, 1996

EXHIBITS

  EX-27   Financial Data Schedule