Form 10QSB
period 1996-09-30
YAAK RIVER RESOURCES INC
filed 1996-11-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1996, was 56,666,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the nine month period ending September 30, 1996, and the Company is considered a development stage company. The plan of operation of the Company during the nine month period ending September 30, 1996, generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future.

     The Company incurred an operating loss during the nine month period ending September 30, 1996. The Company is expected to continue to operate at a loss until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                             September 30     December 31
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


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the                      June 10, 1988
                               Nine Months      For the         (Inception)
                                  Ended       Year Ended           Thru
                               September 30,  December 31,     September 30,
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


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the                    June 10, 1988
                                  Nine Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                 September 30,   December 31,   September 30,
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


YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  June 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)

Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  June 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  June 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)



Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)

Net Loss for nine months
  ended September 30, 1996                                        0        0
                      ____________  ______  __________  ___________  ________
Balance at
  September 30, 1996    56,666,000  $5,666  $  297,163  $  (160,791) $142,038

The accompanying notes are an integral part of these financial statements.


                         YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                             September 30, 1996
                                 (Unaudited)

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

Following is a summary of long-term debt at September 30, 1996:


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

                              Dated:  November 14, 1996



                              By:  Wm. Ernest Simmons
                                   Wm. Ernest Simmons
                                   President

                         YAAK RIVER RESOURCES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .15