Form 10KSB
period 1996-12-31
YAAK RIVER RESOURCES INC
filed 1997-04-15
CIK 849146

U. S. Securities and Exchange Commission
                     Washington D. C. 20549

                          FORM 10-KSB

          Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996

                  Commission File No. 33-28106

                   YAAK RIVER RESOURCES, INC.
                 (Name of small business issuer)

           Colorado                             84-1097796
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

 830 S. Kline Way, Lakewood, Colorado            80226-7506
(Address of principal executive office)          (Zip Code)

             Issuer's telephone number: (303) 985-3972

      Securities registered pursuant to Section 12(b) of the Act:
                               None

      Securities registered pursuant to Section 12(g) of the Act:
                               None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No     .

     State issuer's revenues for its most current fiscal year: $0

     The aggregate market value of voting stock held by non-affiliates based upon the closing sale price as quoted on the OTC Bulletin Board on April 15, 1997, was $447,138.

     At April 15, 1997, 56,666,000 shares of the registrant's
Series A Common Stock were outstanding. The average bid/asked price on that date was $.05.

     Documents incorporated by reference: None


             This Form 10-KSB consists of 26 pages.
           Exhibit Index is Located at Page Twenty-Six.

                        TABLE OF CONTENTS

                    FORM 10-KSB ANNUAL REPORT

                    YAAK RIVER RESOURCES, INC.

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         3
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         7
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        20

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        20
Item 10.   Executive Compensation......................        21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        22
Item 12.   Certain Relationships and Related
               Transactions............................        23

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        24

SIGNATURES.............................................        25

                             PART I

Item 1.  Description of Business

     The Company was organized under the laws of the State of Colorado on June 10, 1988, under the name Andraplex Corporation, for the primary purpose of creating a vehicle to obtain capital to take advantage of business opportunities which may have the potential for profit. From inception until December 12, 1991 the primary activity of the Company was directed to organizational efforts, obtaining initial financing, completion of its public offering on November 27, 1989 and identification of a business opportunity.

     As of the date of this report, the Company is principally engaged in the metals mining business. During the fiscal year ended December 31, 1996, the Company did not engage in any material business due primarily to a lack of available funds with which to develop its properties. The Company owns those certain mining properties discussed hereinbelow, but has not commenced development of these properties, except as described herein. The Company's mining properties include the following:

     a. Three patented mining claims and 22 lode and placer claims, all located in the Yaak Mining District, Lincoln County, Montana, adjoining the Company's properties discussed hereinbelow. These properties were acquired from Rio Bravo Resources, Ltd. and Troy Gold Resources, Ltd. by quit claim deed in November 1993. However, the sellers were unable to deliver proper title to these properties in 1993. Effective August 30, 1995, all title problems to these properties were resolved to the Company's satisfaction. Title to these properties was provided by the U.S. Bureau of Land Management.

     Included on each of the aforesaid properties is the Morning Glory gold vein, which has a long and prosperous mining production history dating back to the late 1800's, producing both gold and silver. It was mined intermittently from 1893 to 1937, with production out of a known short section producing 53,000 tons with indicated recovered grades of approximately 0.28 OPT Au and 1.0 OPT Ag. Noranda Mines, Ltd., Toronto Canada drilled the property during the 1970's and reported drill indicated reserves of in excess of 542,000 tons of .0.140 and 1.44 OPT Ag. within 2,000 feet of the Morning Glory Mine. The structure remained open in all directions. Wm. Ernest Simmons, President and a director of the Company, was employed as U.S. Manager of mine development for Mining Corp., Inc., a wholly owned subsidiary of Noranda, during the period of time when this drilling activity took place.

     b. Ninety three lode claims located in the Yaak River Valley in northwestern Montana, approximately 15 miles northwest of Troy, Montana.

     c. A lease-option to purchase the mining and mineral rights for 6 lode and millsite claims and 1 patent, located in the Yaak River Valley, adjacent to the property referenced above. These properties together total approximately 2,000 acres. The lease-option requires annual payments of $7,500 and are payable to an unaffiliated party. The Company has paid all balances due under the lease-option agreement due as of the date of this report.

     The Company has not begun mining on its Montana properties and is currently seeking interested parties to join with the Company, either as limited partners and/or joint venture partners, for the purpose of mining its properties. There are no assurances that the Company will locate and reach agreement with any other independent party to provide the funding for commencement of mining operations. Further, the Company does not have sufficient funds available to commence mining operations on these properties for its own account, nor is such funding expected to become available to the Company in the future. Additionally, if such mining operations are commenced, there can be no assurances that the Company will recover any gold or silver under positive economic circumstances, or at all.

Other Business Activities

     In addition, the Company is General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Partnership"), which intends to harvest timber located on properties presently owned by the United States government and to be patented (and subsequently owned) by the Company. The Partnership intends to harvest timber and develop certain mineral resources located on defined mining claims and patented claims presently owned or controlled by the Company. During the fiscal year ended December 31, 1996, the Partnership only engaged in administrative activities.

Competition

     The Company is a small mining company which has not commenced mining activities as of the dates of this report. The Company is not competitive with other larger and better financed mining companies.

Government Regulations

     The Company's operation is subject to numerous federal and state governmental regulations, including environmental laws, as they relate to mining activities, compliance to which will require considerable capital expenditures, the aggregate amount of which have not been calculated at the date of this report. Management of the Company believes that the Company is in compliance with all applicable governmental regulations as of the date of this report.

Employees

     The Company's employees consist of Wm. Ernest Simmons, its President, who performs his services to the Company without compensation. See "Item 10, Executive Compensation" below. The Company does not have any other employees at the date of this report. The officers operate the Company under the direction of the Board of Directors. The Company does not contemplate retaining any employees until mining activities are commenced.

Item 2.  Description of Property

     The Company's principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which is the home of Mr. Simmons, President and a director of the Company. This property is provided to the Company on a rent free basis, except that the Company is obligated to pay for clerical functions, including copies, facsimile transmissions, telephone and other general and administrative matters, estimated by management not to exceed $200 per month. These premises include one office of approximately 280 square feet. Management of the Company believes that this space will be sufficient to meet the Company's needs during the next 12 months.

     The Company manages a group of 125 contiguous mining claims on properties located in the State of Montana. The Company's mining properties are located in Lincoln County, approximately 25 miles northwest of Troy, Montana, in Sections 8, 9, 16, 17, T28N, R33W, MPM, northwest of the deserted town of Sylvanite on the east side of Friday Hill, an offshoot of Keystone Mountain. Elevations of the properties are from approximately 2,500 to 4,800 feet above sea level. The properties are accessed by state and county roads and are heavily forested with larch, white fir, douglas fir and lodgepole pine. See "Item 1, Description of Business" for a more detailed description of the Company's mining properties.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceeding is known by management of the Company to be contemplated as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Units, (comprised of one share of Series A Common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant), and the Company's Series A Common Stock are traded on the over-the-counter market on the OTC "Electronic Bulletin Board" operated by the National Association of Securities Dealers, Inc. under the symbols YAAKU and YAAKA, respectively. The Company's securities began trading during the first quarter of the Company's fiscal year 1992. Prior, there was no trading market for the Company's securities. Below are the reported high and low bid prices for the Company's Units and Common Stock for each quarter since March 1995. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

Units:
                                        Bid Price
           Date                       High       Low

           March 31, 1995             $.06      $.03
           June 30, 1995              $.06      $.015
           September 30, 1995         $.06      $.03
           December 31, 1995          $.03      $.01

           March 31, 1996             $.01      $.01
           June 30, 1996              $.01      $.01
           September 30, 1996         $.01      $.01
           December 31, 1996          $.01      $.01

     The Company's market maker for its securities is Paragon
Capital. As of the date of this report, the Company had 42 shareholders, not including those persons holding their securities in "street name."

     The Company's securities are presently classified as "designated securities", which classification places significant restrictions upon broker-dealers desiring to make a market in such securities. As a result, it has been difficult for management to interest additional market makers in the Company's securities and it is anticipated that these difficulties will continue until such time as the Company is able to meet the criteria to qualify as a non-designated security to allow additional market makers to trade without complying with these stringent requirements.

     The Class A Warrant included in the Company's Units is exercisable at an exercise price of $.05 per share until July 6, 1997, unless otherwise extended by the Board of Directors. The Class B Warrant is exercisable at an exercise price of $.10 per share until July 6, 1997, unless otherwise extended by the Board of Directors. The exercise price of the Warrants may be lowered but not increased at the discretion of the Company's Board of Directors. The Board of Directors intend to extend the exercise period for the Class A and Class B Warrants to July 6, 1999. However, as of the date of this report, no action has been taken in this regard and there can be no assurance that the Board will so extend the exercise period of these Warrants.

Dividends

     The Company has not declared or paid any dividends on its Class A Common Stock to date. Management anticipates that future earnings, if any, will be retained as working capital and used for business purposes. Accordingly, it is unlikely that the Company will declare or pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
Condition

Plan of Operation

     In the fiscal year ended December 31, 1996, the Company did not generate any revenues from its operations and the Company is considered a development stage company. The plan of operation of the Company during the fiscal year ending December 31, 1997 generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. This was the same plan which the Company's Board of Directors had established for the Company for the fiscal year ended December 31, 1996, but the extended moratorium by the Federal Government on disallowing the taking of claims to patent has impacted the Company's financial capabilities to generate timber resources and has caused the Company to change its short term operating plan. The Company is now seeking the acquisition of mineral claims in an attempt to develop an attractive exploration portfolio to present to potential joint venture partner candidates.

     The Company incurred an operating loss during fiscal year 1996 of $19,842. The operations of the Company during the fiscal year 1996 were financed primarily by cash of $242, and a loan from the President of the Company of $12,100, and by a lease payment from the Partnership of $7,500. Additional costs were incurred related to legal and auditing fees. See "Item 12 - Certain Relationships and Related Transactions." The Company is expected to continue to operate at a loss until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

     The Company expects to continue without any cash revenues for at least the fiscal year 1997 and will continue to satisfy its cash requirements for the next twelve months by loans and advances from the Partnership and/or officers and directors of the Company, providing that the Company does not commence mining activities. At present, the Company's financial resources are not sufficient to commence mining activities. In order to satisfy the Company's capital requirements for additional drilling and to develop a mining feasibility program, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $750,000. Management of the Company is continuing to seek possible interested partners to join with the Company in developing its mining claims. The Company is actively soliciting joint venture partners to expand its mining activities, based upon the valuation of the Company's claims and properties as reported in the independent engineering valuation report. The report also advised the Company to consolidate adjoining claims to make such joint ventures more attractive. As of the date of this report management is unaware of any third parties who are interested in joining with the Company in this regard. Exploration and mining activities of other mining companies in the surrounding area of Northern Montana and Canada in similar geological settings provides a basis for management to believe that it will be able to interest joint venturers in its proposed mining ventures. However, in the event the Company is unable to either solicit joint venture partners or otherwise obtain the capital deemed necessary in order to commence mining operations, it is possible that management will reconsider the Company's business plan and begin to seek out other viable business opportunities in order to provide the Company's shareholders with liquidity.

     The Company currently has no employees and relies upon the unpaid services of its officers for the operation of the Company.
The contracted services of individuals will continue until it is justifiable to employ a full time employee.

Item 7.  Financial Statements.

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)


                            FINANCIAL STATEMENTS

                              December 31, 1996

                        Michael B. Johnson & Co., P.C.

                         (A Professional Corporation)

                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                           Denver, Colorado 80237
Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                           Fax: (303) 796-0137



Board of Directors
Yaak River Resources, Inc.


We have examined the accompanying balance sheet of Yaak River Resources, Inc.
(A Development Stage Company) as of December 31, 1996 and December 31, 1995, and the related statements of operations, cash flows, and changes in stockholders' equity for the period June 10, 1988 (inception), through December 31, 1996, and the fiscal years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the period June 10, 1988 (inception), through December 31, 1996, and the fiscal years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                        s/Michael B. Johnson & Co., P.C.



Denver, Colorado
March 10, 1997


                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                               Balance Sheet

                                             December 31      December 31
                                                 1996             1995
                                              _________       ___________
ASSETS:
Current Assets:
  Cash                                        $     911       $     2,293
  Accounts Receivable-O'Hara Resources            2,200             2,200
  Investment-Mining Properties                  305,410           305,410
                                              _________       ___________
Total Current Assets                            308,521           309,903

Other Assets:
  Organizational Costs-
    Net of Amortization                               0                 0
                                              _________       ___________
Total Other Assets                                    0                 0
                                              _________       ___________
TOTAL ASSETS                                  $ 308,521       $   309,903


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable                               24,225            17,865
  Advance from (YRML) Purchase, 1.5 Units        20,000            20,000
  Shareholder Loans                              12,100                 0
  Current Portion-Long Term Debt                  7,500             7,500
                                              _________       ___________
Total Current Liabilities                        63,825            45,365

Long-Term Liabilities:
  Long Term Debt                                115,000           122,500
                                              _________       ___________
Total Long-Term Liabilities                     115,000           122,500
                                              _________       ___________
TOTAL LIABILITIES                             $ 178,825       $   167,865

Stockholders' Equity:
  Series A Common Stock, par value
   $.0001 per share; 250,000,000 Shares
   Authorized; Issued and outstanding
   56,666,000 Shares                              5,666             5,666
  Series B Common Stock, par value
   $.0001 per Share; Authorized 250,000,000
   Shares. Issued and outstanding,
   None                                               0                 0
  Preferred Stock, par value $.0001 per
   share; Authorized 50,000,000 Shares.
   Issued and outstanding, none                       0                 0



  Capital paid in excess of par value           304,663           297,163

  Deficit accumulated during
    the development stage                      (180,633)         (160,791)
                                              _________       ___________
TOTAL SHAREHOLDERS' EQUITY                    $ 129,696       $   142,038
                                              _________       ___________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 308,521       $   309,903


The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Operations

                                                                10-Jun-88
                                 For the       For the         (Inception)
                               Year Ended     Year Ended           thru
                              December 31,   December 31,      December 31,
                                   1996         1995               1996
                              ____________   ____________   _________________
Revenue                       $          0   $          0   $               0

Expenses:
  Amortization                           0              0               1,500
  Bank Charges                          51              0                 321
  Legal and Accounting               6,360          3,780              40,993
  Director Fees                          0              0                 800
  Office                                 0            116               6,898
  Stock Fees and Other Costs           950            930               9,982
  Administration/Consulting              0            352              34,111
  Mining Assessments and Fees       12,481         12,464              69,815
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0            122              12,213
                              ____________   ____________   _________________

Total Expenses                      19,842         17,764             180,633

Net (Loss) Accumulated During
  the Development Stage       $    (19,842)  $    (17,764)  $        (180,633)

Net Loss per Common Share is
  less than $.002             $          *   $          *   $               *


The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows

                                                                 10-Jun-88
                                    For the        For the      (Inception)
                                  Year Ended     Year Ended         thru
                                 December 31,   December 31,    December 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $    (19,842)  $   (17,764)   $    (180,633)

    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    Decrease (Increase) in
      Accounts Payable                  6,360          (640)          24,225
    Decrease (Increase) in
      Accounts Receivable                   0         2,200           (2,200)
    Decrease (Increase) in
      Loans to Shareholder             12,100             0           12,100
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Operating Activities              (1,382)      (16,204)        (146,508)

Cash Flows From
  Investing Activities:

    Investment Purchase                     0             0         (305,410)
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:

    Issuance of Common Stock                0             0            1,800
    Loan from LP Investors                  0        20,000           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt          (7,500)       (7,500)         (45,000)
    Proceeds From Sale of Stock         7,500             0          308,529
                                 ____________   ____________   ______________
Net Cash Flows Provided
  By Financing Activities                   0        12,500          452,829
                                 ____________   ____________   ______________

Net Increase (Decrease) in Cash        (1,382)       (3,704)             911
                                 ____________   ___________    _____________




Cash at Beginning of Period             2,293         5,997                0
                                 ____________   ____________   ______________

Cash at End of Period            $        911   $     2,293    $         911


The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                            (A Development Stage)
                      Statement of Stockholders' Equity

                                                           Deficit
                                                         Accumulated
                                            Capital Paid  During the
                                    Common  in Excess of Development
                       # of Shares   Stock   Par Value      Stage     Totals
                       ___________  ______  __________  ___________  ________
ISSUANCE OF
  COMMON STOCK:

January 6, 1989
  (for services)        10,000,000   1,000         500            0     1,500

January 6, 1989
  (for cash)             5,000,000     500           0            0       500

November 27, 1989
  (Public offering)      2,666,000     266      12,353            0    12,619

Net Loss for the year
  ended 12/31/89                                             (3,765)   (3,765)

Net Loss for the year
  ended 12/31/90                                            (10,129)  (10,129)

Net Loss for the year
  ended 12/31/91                                               (300)     (300)

January 10, 1992
  (for assets YRML)     30,000,000   3,000     134,910            0   137,910

Net Loss for the year
  ended 12/31/92                                            (47,589)  (47,589)

June 30, 1993
  (for cash)             6,000,000     600     149,400            0   150,000

June 30, 1993
  (for services)         3,000,000     300           0            0       300

Net Loss for the year
  ended 12/31/93                                            (54,951)  (54,951)

Net Loss for the year
  ended 12/31/94                                            (26,293)  (26,293)

Net Loss for the year
  ended 12/31/95                                            (17,764)  (17,764)



Net Loss for the year
  ended 12/31/96                                  7,500     (19,842)  (12,342)
                       ___________  ______  __________  ___________  ________
Balance -
  December 31, 1996     56,666,000  $5,666  $  304,663  $  (180,633) $129,696


The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1996


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

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 1996

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

     On June 30, 1993, the Company sold Six Million (6,000,000) shares of its $.0001 par value Series Common Stock for the issuance to the purchasers of the Limited Partnership interests in the Yaak River Resources, Timber Division L.P., for $150,000.

Note 4 - Income Taxes:

     The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

Note 5 - Net (Loss) Per Common Share

     The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

Note 6 - Long-Term Debt

     Note Payable to the Roy Grush Estate in annual installments of $7,500, 0%, due September 2014, secured by the Properties, (Note 2). The Company has agreed to pay the minimum annual assessment costs of maintenance and improvements on claims in lieu of interest.

     Following is a summary of long-term debt at December 31, 1996:

          1997                             7,500
          1998                             7,500
          1999                             7,500
          2000                             7,500
          2001                             7,500
                                        ________
                                          37,500
          After 2001                      85,000
                                        ________
                                        $122,500

Item 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.
                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The Directors and Executive Officers of the Company are as follows:

Name                        Age              Title

Wm. Ernest Simmons           58         President and Director

Adolph Lee Amundson          50         Secretary and Director

Harry G. Titcombe, Jr.       66         Director

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

Resumes

     Wm. Ernest Simmons currently is, and has been since December 12, 1991, the President and a Director of the Company. Also, since January 1996, Mr. Simmons has been Director General of "Bumbat" Co., Ltd., a Mongolian-Canadian joint venture mining operation based in Zaamar Sum, Mongolia, where his responsibilities include acquisition and mobilization of all equipment and supplies, preparation and construction of mill site and mine site operations and other managerial matters associated with the exploration and development of hard rock gold. Prior, from 1991 through December 1995, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989 Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company. It is anticipated that the time devoted to the business of the Company by Mr. Simmons will increase if and when the Company commences mining operations.

     Adolph Lee Amundson, P.E., currently is, and has been since December 1991, the Vice President and a Director of the Company. In September 1995, he was also appointed as Secretary of the Company. He has been Vice President for Goodson & Associates, Denver, Colorado, since 1984, managing drilling, mine backfilling, and grouting operations. From 1983 to 1984, he was Project Superintendent for Mining Corporation, Great Falls, Montana. From 1975 to 1983 he was Chief Engineer for Western Slope Carbon administering exploration, reserve evaluation, feasibility studies, economic evaluations, property acquisition, mine planning, coal quality evaluation, site selection and surface layout for new properties. He holds a B.S. Degree in Mining Engineering from the Colorado School of Mines, 1971. His certifications include Professional Engineer, Colorado; Underground Coal Mine Foreman Certificate in Colorado, Utah and Montana; and Underground Coal Mine Electrician in Colorado and Utah. His publications include U.
S. Bureau of Mines IC 8857, 1981, and U.S. Bureau of Mining Research Contract Report No. J0145032, 1985. Mr. Amundson devotes only such time as necessary to the business of the Company.

     Harry G. Titcombe, Jr. has been a director of the Company since September 1995, when he was appointed by the remaining Board to replace Bruce McMillen, who had past away. Since 1984, Mr. Titcombe has engaged in the practice of law as a sole practitioner in Denver, Colorado. Prior to that, Mr. Titcombe was a partner and associate at the Denver law firm of Burnett, Horan & Hilgers and was a Deputy District Attorney in the offices of the Denver County District Attorney. Mr. Titcombe is also an officer and director of Genesis Companies Group, Inc., a public "shell" company which is a reporting company under the Securities Exchange Act of 1934, as amended. Mr. Titcombe received a degree of L.L.B. in 1960 from the University of Denver College of Law. Mr. Titcombe devotes only such time as necessary to the business of the Company.

     The Company does not have any of its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and as such, shareholders and management of the Company are not required to file any reports pursuant to Section 16(a) of the aforesaid Act.

Item 10.  Executive Compensation.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1996 of the chief executive officer of the Company.

                          SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Wm. Ernest
Simmons,          (1)(2)
President & 1995  $    0  $   0  $    0    $      0         0  $     0 $    0
Director    1996  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________

<F1>
(1) Mr. Simmons did not receive any salary during the fiscal year ended December 31, 1996 from the Company.

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1996.


     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1995.

     No executive officer or director of the Company holds any option to purchase any of the Company's securities.

     The Company has not adopted any pension or stock options plans.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following tables set forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's Series A Common Stock by (a) each person known by the Company to be the beneficial owner of five percent or more of the Company's

Series A Common Stock, and (b) the stock ownership of each officer and director individually and all directors and officers of the Company as a group of the Company's Series A Common Stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

     (a) Security Ownership of Certain Beneficial Owners.


                    Name and            Amount and
                   Address of            Nature of
Title              Beneficial           Beneficial        Percent
of Class             Owner                Owner           of Class

Series A      Wm. Ernest Simmons         6,966,120          12.3%
Common Stock  830 S. Kline Way
              Lakewood, CO 80226

Series A      Helen L. Tolman            4,031,040           7.1%
Common Stock  Trust
              10251 W. 44th Ave
              #4-105
              Wheat Ridge, CO 80033


     (b)  Security Ownership of Management.


                    Name and            Amount and
                   Address of            Nature of
Title              Beneficial           Beneficial        Percent
of Class             Owner                Owner           of Class

Series A      Wm. Ernest Simmons         6,966,120          12.3%
Common Stock  830 S. Kline Way
              Lakewood, CO 80226

Series A      Adolph Lee Amundson          775,200           1.4%
Common Stock  11797 W. Aqueduct
              Littleton, CO 80127

Series A      Harry G. Titcombe, Jr.       180,000           0.3%
Common Stock  3003 E. 3rd Ave., Ste. 201
              Denver, CO  80206

Series A      All Officers               7,921,320          14.0%
Common Stock  and Directors
              as a Group
              (3 persons)

Item 12.  Certain Relationships and Related Transactions.

     During the fiscal year ended December 31, 1995, the Company received a loan in the aggregate of $20,000 from the Yaak River Resources, Inc., Timber Division, L.P., a Colorado limited partnership (the "Partnership"), to which the Company is General Partner. The limited partnership also loaned an additional $7,500 to the Company during the fiscal year ended December 31, 1996. These loans are due upon demand and do not accrue interest and were issued pursuant to the terms of the applicable Limited Partnership Agreement. These loans were approved by a majority vote of the limited partners of the Partnership. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In September 1995, Mr. Harry J. Titcombe, Jr. was appointed as a director of the Company by the remaining members of the Company's Board of Directors pursuant to the terms of the Company's Bylaws upon the death of Bruce McMillen.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     EX-27      Financial Data Schedule

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-18, SEC file no. 33-
28106, effective July 21, 1989:

     3.1  Articles of Incorporation and Certificate
     3.2  Bylaws

     The following exhibit is incorporated by reference to the Company's Form 10-KSB annual report for the fiscal year ended
December 31, 1992:

     3.3  Amendment to Articles of Incorporation and Certificate

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1996, or subsequent thereto through the date of this report.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.

                                   YAAK RIVER RESOURCES, INC.
                                   (Registrant)



                                   By: s/Wm. Ernest Simmons
                                       Wm. Ernest Simmons,
                                       President


                                   By: s/Al Amundson
                                       Al Amundson, Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.




s/William Ernest Simmons
William Ernest Simmons,
President and Director


s/Adolph Lee Amundson
Adolph Lee Amundson,
Secretary and Director


s/Harry G. Titcombe, Jr.
Harry G. Titcombe, Jr.,
Treasurer and Director

                          EXHIBIT INDEX


Page   Exhibit
 No.     No.          Description

 -      3.1*     Articles of Incorporation

 -      3.2*     Bylaws

 -      3.3**    Amendment to Articles of Incorporation
                 and Certificate

 27     27       Financial Data Schedule

*  Incorporated by reference to the Company's Registration
Statement on Form S-18, SEC File No. 33-28106, effective July 21,
1989.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1992.