Form 10QSB
period 1997-03-31
YAAK RIVER RESOURCES INC
filed 1997-05-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended:  March 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1997, was 56,666,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the three month period ended March 31, 1997, and the Company is considered a development stage company. The plan of operation of the Company during the three month period ending March 31, 1997, generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future; however, the extended moratorium by the Federal Government on disallowing the taking of claims to patent has materially impacted the Company's capability to generate timber resources. Accordingly, the Company is also attempting to develop an attractive exploration portfolio to attract potential joint venture partner candidates.

     The Company had no expenses during the three month period ending March 31, 1997. The Company is expected to operate at a loss for the remainder of the fiscal year until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

     The Company expects to continue without any cash revenues for at least the present fiscal year and will satisfy its cash requirements by loans and advances from the Timber Partnership and/or officers and directors of the
Company, providing that the Company does not commence mining activities.   At
present, the Company's financial resources are not sufficient to commence mining activities. In order to satisfy the Company's capital requirements for additional drilling and to develop a mining feasibility program, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $750,000. Management of the Company is continuing to seek possible interested partners to join with the Company in developing its mining claims. The Company is actively soliciting joint venture partners to expand its mining activities, based upon the valuation of the Company's claims and properties as reported in the independent engineering valuation report. The report also advised the Company to consolidate adjoining claims to make such joint ventures more attractive. The Company followed the advice of the independent engineering firm and the Company now has control of 125 continuous claims covering the known strike length of the "Morning Glory Structure" which is in excess of 14,000 feet. As of the date of this report, management is unaware of any third parties who are interested in joining with the Company in this regard. Exploration and mining activities of other mining companies in the surrounding area of Northern Montana and Canada in similar geological settings provides a basis for management to believe that it will be able to interest joint venturers in its proposed mining ventures. However, in the event the Company is unable to either solicit joint venture partners or otherwise obtain the capital deemed necessary in order to commence mining operations, it is possible that management will reconsider the Company's business plan and begin to seek out other viable business opportunities in order to provide the Company's shareholders with liquidity.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                              March 31,       December 31
                                                 1997             1996
                                              _________       ___________

ASSETS
  Current Assets
    Cash                                      $     911       $       911
    Accounts Receivable-O'Hara Resources          2,200             2,200
    Investment-Mining Properties                305,410           305,410
                                              _________       ___________
  Total Current Assets                          308,521           308,521

  Other Assets
    Organizational Costs-
      Net of Amortization                             0                 0
                                              _________       ___________
  Total Other Assets                                  0                 0
                                              _________       ___________
TOTAL ASSETS                                  $ 308,521       $   308,521

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                             24,225            24,225
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Shareholder Loans                            12,100            12,100
    Current Portion-Long Term Debt                7,500             7,500
                                              _________       ___________
  Total Current Liabilities                      63,825            63,825

  Long-Term Liabilities
    Long Term Debt                              115,000           115,000
                                              _________       ___________
  Total Long-Term Liabilities                   115,000           115,000
                                              _________       ___________
Total Liabilities                             $ 178,825       $   178,825

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666



  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0

  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           304,663           304,663

  Deficit Accumulated During
    the Development Stage                      (180,633)         (180,633)
                                              _________       ___________
Total Shareholders' Equity                    $ 129,696       $   129,696
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 308,521       $   308,521


The accompanying notes are an integral part of these financial statements.



YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                      June 10, 1988
                              Three Months      For the         (Inception)
                                  Ended       Year Ended           Thru
                                 March 31,    December 31,       March 31,
                                   1997          1996               1997
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                           0             51                 321
  Legal and Accounting                   0          6,360              40,993
  Director Fees                          0              0                 800
  Office                                 0              0               6,898
  Stock Fees and Other Costs             0            950               9,982
  Administration/Consulting              0              0              34,111
  Mining Assessments and Fees            0         12,481              69,815
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0              0              12,213
                              ____________   ____________   _________________

Total Expenses                           0         19,842             180,633

Net (Loss) Accumulated During
  the Development Stage       $          0        (19,842)          (180,633)

Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $             (*)


*Less than $0.01 Per Share.
The accompanying notes are an integral part of these financial statements.



YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                    June 10, 1988
                                  Three Months     For the      (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,     December 31,     March 31,
                                      1997          1996            1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $          0   $   (19,842)   $    (180,633)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    Decrease (Increase) in
      Accounts Payable                      0         6,360           24,225
    Decrease (Increase) in
      Accounts Receivable                   0             0           (2,200)
    Decrease (Increase) in
      Loans to Shareholder                  0        12,100           12,100
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Operating Activities                   0        (1,382)        (146,508)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loans from LP Investors                 0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0        (7,500)         (45,000)
    Proceeds From Sale of Stock             0         7,500          308,529
                                 ____________   ____________   ______________
Net Cash Flows Provided
  By Financing Activities                   0             0          452,829
                                 ____________   ____________   ______________

Net Increase (Decrease) in Cash             0        (1,382)             911
                                 ____________   ___________    _____________



Cash at Beginning of Period               911         2,293                0
                                 ____________   ____________   ______________

Cash at End of Period            $        911   $       911    $         911


The accompanying notes are an integral part of these financial statements.



YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  June 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)

Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  June 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  June 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)



Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)

Net Loss for year ended
  December 31, 1996                              7,500      (19,842) (12,342)

Net Loss for three months
  ended March 31, 1997                                            0        0
                      ____________  ______  __________  ___________  ________
Balance at
  March 31, 1997        56,666,000  $5,666  $  304,663  $  (180,633) $129,696


The accompanying notes are an integral part of these financial statements.


                         YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                               March 31, 1997
                                 (Unaudited)

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

Note 6 - Long-Term Debt

Note Payable to the Roy Grush Estate in annual installments of $7,500, 0%, due September 2014, secured by the Properties (Note 2). The Company has agreed to pay the minimum annual assessment costs of maintenance and improvements on claims in lieu of interest.

Following is a summary of long-term debt at March 31, 1997:


1997                          $  7,500
1998                             7,500
1999                             7,500
2000                             7,500
2001                             7,500
                              ________
                                37,500
Remaining                       77,500
                              ________
                              $115,000

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        YAAK RIVER RESOURCES, INC.
                                        (Registrant)

                                        Dated:  May 14, 1997



                                        By:  s/Wm. Ernest Simmons
                                           Wm. Ernest Simmons
                                           President

                         YAAK RIVER RESOURCES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended March 31, 1997

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .15