Form 10KSB
period 1997-12-31
YAAK RIVER RESOURCES INC
filed 1998-04-15
CIK 849146

U. S. Securities and Exchange Commission
                    Washington D. C. 20549

                         FORM 10-KSB

        Annual Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997

                 Commission File No. 33-28106

                  YAAK RIVER RESOURCES, INC.
                  --------------------------
               (Name of small business issuer)

           Colorado                              84-1097796
           --------                              ----------
(State or other jurisdiction of          (I.R.S. Employer Identifi-
incorporation or organization)                   cation No.)

830 S. Kline Way, Lakewood, Colorado             80226-7506
------------------------------------             ----------
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
                                       -----    -----

     State issuer's revenues for its most current fiscal year: $0

     The aggregate market value of voting stock held by non-affiliates based upon the closing sale price as quoted on the OTC Bulletin Board on April 13, 1998, was $45,489.

     At April 13, 1998, 56,666,000 shares of the registrant's
Series A Common Stock were outstanding.

     Documents incorporated by reference: None


         This Form 10-KSB consists of Twenty-Six pages.
          Exhibit Index is Located at Page Twenty-Five.

 .                     TABLE OF CONTENTS

                 FORM 10-KSB ANNUAL REPORT

                 YAAK RIVER RESOURCES, INC.

                                                            PAGE
                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................       3
Item 2.    Description of Property.....................       6
Item 3.    Legal Proceedings...........................       6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................       6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........       7
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................       8
Item 7     Financial Statements........................      10
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................      19

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......      19
Item 10.   Executive Compensation......................      21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................      22
Item 12.   Certain Relationships and Related
               Transactions............................      22

PART IV
Item 13.   Exhibits and Reports of Form 8-K............      23

SIGNATURES.............................................      24

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

     As of the date of this report, the Company is principally engaged in the metals mining business. The Company owns certain mining properties, held under patent, as well as lode and placer mineral rights according to the Mineral Entry Law. During the fiscal year ended December 31, 1997, the Company did not engage in any material business due primarily to a lack of available funds with which to develop its properties. The Company owns those certain mining properties discussed hereinbelow, but has not commenced development of these properties, except as described herein. The Company's mining properties include the following:

     a. Three patented mining claims and 22 lode and placer claims, all located in the Yaak Mining District, Lincoln County, Montana, adjoining the Company's properties discussed hereinbelow. These properties were acquired from Rio Bravo Resources, Ltd. by quit claim deed in November 1993 and although the title to these properties was unclear, on August 30, 1995, all title problems to these properties were resolved to the Company's satisfaction, as the United States Bureau of Land Management issued clear, undivided, uncontested title to these properties.

     Included on each of the aforesaid properties is the Morning Glory gold vein, which has a long and prosperous mining production history dating back to the late 1800's, producing both gold and silver. It was mined intermittently from 1893 to 1937, with production out of a known short section producing 53,000 tons with indicated recovered grades of approximately 0.28 OPT Au and 1.0 OPT Ag. Noranda Mines, Ltd., Toronto Canada drilled the property during the 1970's and reported drill indicated reserves of in excess of 542,000 tons of 0.140 OPT Au. and 1.44 OPT Ag. within 2,000 feet of the Morning Glory Mine. The structure remained open in all directions. Wm. Ernest Simmons, President and a director of the Company, was employed as U.S. Manager of mine development for Mining Corp., Inc., a wholly owned subsidiary of Noranda, during the period of time when this drilling activity took place.

     b. Twenty-eight additional lode claims located south of the claims mentioned in (a) above, strategically selected to cover the surface area of the Morning Glory structure and all located in the Yaak River Valley in northwestern Montana, approximately 15 miles northwest of Troy, Montana.

     c. A lease-option to purchase the mining and mineral rights for 6 lode and millsite claims and 1 claim held by patent. The properties together cover an area of approximately 1,000 acres.
The lease-option requires annual payments of $7,500 and are payable to an unaffiliated party. The Company has not paid the advance lease payment due and payable on October 1, 1997. All payments due under (a) and (b) to keep the property in good standing with the county and Bureau of Land Management have been paid. The option to bring the lease payments to a current status within 1 year is open, subject to acceptance by the applicable lessors.

     Because of the significant financial difficulties which the Company is presently experiencing, the Company dropped 71 claims above the Morning Glory structure, as a cost cutting measure. The Company has not begun mining on its Montana properties and is currently seeking interested parties to join with the Company, either as limited partners and/or joint venture partners, for the purpose of mining its properties. There are no assurances that the Company will locate and reach agreement with any other independent party to provide the funding for commencement of mining operations. Further, the Company does not have sufficient funds available to commence mining operations on these properties for its own account, nor is such funding expected to become available to the Company in the future. Additionally, if such mining operations are commenced, there can be no assurances that the Company will recover any gold or silver under positive economic circumstances, or at all.

     During the prior two fiscal years, the Company has incurred approximately $20,000 in costs relating to research and development activities. These costs have been advanced by members of management, including $5,800 in 1997 and $12,100 in 1996.

     As a result of the Company's considerable cash flow problems, management has reviewed the business plan of the Company in order to ascertain a direction for the Company during fiscal 1998. The Company's financial condition is also negatively affected because of a moratorium placed on the patenting of claims by the US federal government. Among the matters presently being discussed by management concerning the Company's future are (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading; or (ii) changing the principal business of the Company. Relevant to (i), a number of potential merger candidates have been presented to management; however, none of these candidates has been acceptable to the Company.

     Relevant to (ii), the Company is presently evaluating the possibility of a long term commitment to an agricultural development project located in Mongolia. Specifically, the Company is engaged in discussions with the "Bornuur" Company, a Mongolian corporation, to acquire an interest in approximately 24,710 acres of farm land located approximately 65 miles north of Ulaanbaarar, Mongolia. This farm land has been in production for over 100 years. Current production includes cabbage, carrots, beets, turnips, wheat, onions, garlic, hay, potatoes, tomatoes and cucumbers, plus 4,000 head of livestock, including cows, horses, sheep and goats. In July 1997 the Mongolian government adopted new legislation privatizing farm land, which management believes presents certain opportunities which the Company may be able to take advantage. The Company is presently negotiating with the Mongolian government for a minimum of a 60 year lease and privatization of the project district and anticipates that such an agreement, if any, will be established by the end of May 1998. However, there can be no assurances that this will occur within the time parameter cited herein, or at all. If successfully negotiated, it is estimated that the project will require a cash infusion of approximately $2.5 million to implement the operating schedule and achieve profitable operations. As of the date of this report, the Company has had negotiations with prospective lenders in this regard, but no definitive commitment has been provided and no assurances can be provided that such an agreement will be reached in the future.

Other Business Activities

     In addition, the Company is General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Partnership"), which intends to harvest timber located on properties presently owned by the United States government and to be patented (and subsequently owned) by the Company. The Partnership intends to harvest timber and develop certain mineral resources located on defined mining claims and patented claims presently owned or controlled by the Company. During the fiscal years ended December 31, 1996 and 1997, the Partnership only engaged in administrative activities.

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

     The Company manages a group of 54 contiguous mining claims on properties located in the State of Montana. The Company's mining properties are located in Lincoln County, approximately 25 miles northwest of Troy, Montana, in Sections 8, 9, 16, 17, T28N, R33W, MPM, northwest of the deserted town of Sylvanite on the east side of Friday Hill, an offshoot of Keystone Mountain. Elevations of the properties are from approximately 2,500 to 4,800 feet above sea level. The properties are accessed by state and county roads and are heavily forested with larch, white fir, douglas fir and lodgepole pine. See "Item 1, Description of Business" for a more detailed description of the Company's mining properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     In November 1997 the Company held an annual meeting of its shareholders. At this meeting management presented the opportunities with the Boornuur Company, more fully disclosed in

Item 1, above, as well as electing directors. There were no other matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Units, (comprised of one share of Series A Common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant), and the Company's Series A Common Stock are traded on the over-the-counter market on the OTC "Electronic Bulletin Board" operated by the National Association of Securities Dealers, Inc. under the symbols YAAKU and YAAKA, respectively. The Company's securities began trading during the first quarter of the Company's fiscal year 1992. Prior, there was no trading market for the Company's securities. Below are the reported high and low bid prices for the Company's Units for each quarter since March 1996. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

Units:
                                    Bid Price
     Date                         High       Low
     ----                         --------------

     March 31, 1997               $.015   $.0005
     June 30, 1997                $.015   $.0005
     September 30, 1997           $.015   $.0005
     December 31, 1997            $.015   $.0005

     March 31, 1996               $.015   $.0005
     June 30, 1996                $.015   $.0001
     September 30, 1996           $.015   $.0005
     December 31, 1996            $.0015  $.0005

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

     The Class A Warrant included in the Company's Units is exercisable at an exercise price of $.05 per share until July 6, 1999, unless otherwise extended by the Board of Directors. The Class B Warrant is exercisable at an exercise price of $.10 per share until July 6, 1999, unless otherwise extended by the Board of Directors. The exercise price of the Warrants may be lowered but not increased at the discretion of the Company's Board of Directors.

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

Item 6.  Management's Discussion and Analysis of Financial
Condition

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

     In the fiscal year ended December 31, 1997, the Company did not generate any revenues from its operations and the Company is considered a development stage company. The plan of operation of the Company during the fiscal year ending December 31, 1997 generally involves the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. This was the same plan which the Company's Board of Directors had established for the Company for the fiscal year ended December 31, 1996 and 1995, but was unable to implement due to lack of available funds necessary to undertake the same.

     The Company incurred an operating loss during fiscal year 1997 of $(24,037). The operations of the Company during the fiscal year 1997 were financed primarily by loans from affiliates. See "Item 12 - Certain Relationships and Related Transactions." The Company is expected to continue to operate at a loss until earnings, if any, are received from the harvesting of the metal and non-metal resources known to exist within the boundaries of the Company's properties.

     As a result of the Company's considerable cash flow problems, management has reviewed the business plan of the Company in order to ascertain a direction for the Company during fiscal 1998. The Company's financial condition is also negatively affected because of a moratorium placed on the patenting of claims by the US federal government. Among the matters presently being discussed by management concerning the Company's future are (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading; or (ii) changing the principal business of the Company. Relevant to (i), a number of potential merger candidates have been presented to management; however, none of these candidates has been acceptable to the Company.

     Relevant to (ii), the Company is presently evaluating the possibility of a long term commitment to an agricultural development project located in Mongolia. Specifically, the Company is engaged in discussions with the "Bornuur" Company, a Mongolian corporation, to acquire an interest in approximately 24,710 acres of farm land located approximately 65 miles north of Ulaanbaarar, Mongolia. This farm land has been in production for over 100 years. Current production includes cabbage, carrots, beets, turnips, wheat, onions, garlic, hay, potatoes, tomatoes and cucumbers, plus 4,000 head of livestock, including cows, horses, sheep and goats. In July 1997 the Mongolian government adopted new legislation privatizing farm land, which management believes presents certain opportunities which the Company may be able to take advantage. The Company is presently negotiating with the Mongolian government for a minimum of a 60 year lease and privatization of the project district and anticipates that such an agreement, if any, will be established by the end of May 1998. However, there can be no assurances that this will occur within the time parameter cited herein, or at all. If successfully negotiated, it is estimated that the project will require a cash infusion of approximately $2.5 million to implement the operating schedule and achieve profitable operations. As of the date of this report, the Company has had negotiations with prospective lenders in this regard, but no definitive commitment has been provided and no assurances can be provided that such an agreement will be reached in the future.

     The Company currently has no employees and relies upon the unpaid services of its officers for the operation of the Company.
The contracted services of individuals will continue until it is justifiable to employ a full time employee.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company owns no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem.

Item 7.  Financial Statements.

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)


                            FINANCIAL STATEMENTS

                              December 31, 1997

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



Board of Directors
Yaak River Resources, Inc.


We have examined the accompanying balance sheet of Yaak River Resources, Inc.
(A Development Stage Company) as of December 31, 1997 and December 31, 1996, and the related statements of operations, cash flows, and changes in stockholders' equity for the period June 10, 1988 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the period June 10, 1988 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                   s/Michael B. Johnson & Co., P.C.



Denver, Colorado
March 28, 1998

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                               Balance Sheet
                                             December 31      December 31
                                                 1997             1996
                                              _________       ___________
ASSETS:
Current Assets:
  Cash                                        $   1,022       $       911
  Accounts Receivable-O'Hara Resources            2,200             2,200
  Investment-Mining Properties                  305,410           305,410
                                              ---------       -----------
Total Current Assets                            308,632           308,521

Other Assets:
  Organizational Costs-
    Net of Amortization                               0                 0
                                              ---------       -----------
Total Other Assets                                    0                 0
                                              ---------       -----------
TOTAL ASSETS                                  $ 308,632       $   308,521
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable                               40,456            24,225
  Advance from (YRML) Purchase, 1.5 Units        20,000            20,000
  Shareholder Loans                              20,017            12,100
  Current Portion-Long Term Debt                  7,500             7,500
                                              ---------       -----------
Total Current Liabilities                        87,973            63,825

Long-Term Liabilities:
  Long Term Debt                                115,000           115,000
                                              ---------       -----------
Total Long-Term Liabilities                     115,000           115,000
                                              ---------       -----------
TOTAL LIABILITIES                             $ 202,973       $   178,825

Stockholders' Equity:
  Series A Common Stock, par value
   $.0001 per share; 250,000,000 Shares
   Authorized; Issued and outstanding
   56,666,000 Shares                              5,666             5,666
  Series B Common Stock, par value
   $.0001 per Share; Authorized 250,000,000
   Shares. Issued and outstanding,
   None                                               0                 0

  Capital paid in excess of par value           304,663           304,663

  Deficit accumulated during
    the development stage                      (204,670)         (180,633)
                                              ---------       -----------
TOTAL SHAREHOLDERS' EQUITY                    $ 105,659       $   129,696
                                              _________       ___________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 308,632       $   308,521
                                              =========       ===========

The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Operations
                                                                10-Jun-88
                                 For the       For the         (Inception)
                               Year Ended     Year Ended           thru
                              December 31,   December 31,      December 31,
                                  1997           1996              1997
                              ____________   ____________   _________________
Revenue                       $          0   $          0   $               0

Expenses:
  Amortization                           0              0               1,500
  Bank Charges                          78             51                 399
  Legal and Accounting               5,563          6,360              46,556
  Director Fees                          0              0                 800
  Office                                40              0               6,938
  Stock Fees and Other Costs             0            950               9,982
  Administration/Consulting         12,876              0              46,987
  Mining Assessments and Fees        5,480         12,481              75,295
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0              0              12,213
                              ------------   ------------   -----------------
Total Expenses                      24,037         19,842             204,670

Net (Loss) Accumulated During
  the Development Stage       $    (24,037)  $    (19,842)  $        (204,670)
                              ============   ============   =================

Net Loss per Common Share is
  less than $.002             $          *   $          *   $               *


The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                                                 10-Jun-88
                                    For the        For the      (Inception)
                                  Year Ended     Year Ended         thru
                                 December 31,   December 31,    December 31,
                                     1997           1996            1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $    (24,037)  $   (19,842)   $    (204,670)

    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    Decrease (Increase) in
      Accounts Payable                 16,231         6,360           40,456
    Decrease (Increase) in
      Accounts Receivable                   0             0           (2,200)
    Decrease (Increase) in
      Loans to Shareholder              7,917        12,100           20,017
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Operating Activities                 111        (1,382)        (146,397)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loan from LP Investors                  0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0        (7,500)         (45,000)
    Proceeds From Sale of Stock             0         7,500          308,529
                                 ------------   -----------    -------------
Net Cash Flows Provided
  By Financing Activities                   0             0          452,829

Net Increase (Decrease) in Cash           111        (1,382)           1,022

Cash at Beginning of Period               911         2,293                0
                                 ------------   -----------    -------------
Cash at End of Period            $      1,022   $       911    $       1,022
                                 ============   ===========    =============

Interest paid                    $          0   $         0    $           0
                                 ============   ===========    =============
Taxes paid                       $          0   $         0    $           0
                                 ============   ===========    =============

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
ISSUANCE OF
  COMMON STOCK:
 January 6, 1989
   (for services)       10,000,000   1,000         500            0     1,500
 January 6, 1989
   (for cash)            5,000,000     500           0            0       500
 November 27, 1989
   (Public offering)     2,666,000     266      12,353            0    12,619

Net Loss for the year
  ended 12/31/1989                                           (3,765)   (3,765)

Net Loss for the year
  ended 12/31/1990                                          (10,129)  (10,129)

Net Loss for the year
  ended 12/31/1991                                             (300)     (300)

Issuance of common
  stock:
 January 10, 1992
   (for assets YRML)    30,000,000   3,000     134,910            0   137,910

Net Loss for the year
  ended 12/31/1992                                          (47,589)  (47,589)

Issuance of common
  stock:
 June 30, 1993
   (for cash)            6,000,000     600     149,400            0   150,000
 June 30, 1993
   (for services)        3,000,000     300           0            0       300

Net Loss for the year
  ended 12/31/1993                                          (54,951)  (54,951)

Net Loss for the year
  ended 12/31/1994                                          (26,293)  (26,293)

Net Loss for the year
  ended 12/31/1995                                          (17,764)  (17,764)

Net Loss for the year
  ended 12/31/1996                                7,500     (19,842)  (12,342)

Net los for the year
  ended 12/31/1997                                          (24,037)  (24,037)
                       -----------  ------  ----------  -----------  --------
Balance -
  December 31, 1997     56,666,000  $5,666  $  304,663  $  (204,670) $105,659
                       ===========  ======  ==========  ===========  ========

The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1997


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

     Cash Equivalents:

     For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


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

     Following is a summary of long-term debt at December 31, 1997:

          1998                          $  7,500
          1999                             7,500
          2000                             7,500
          2001                             7,500
          2002                             7,500
                                        ________
                                          37,500
          After 2002                      77,500
                                        ________
                                        $115,000

Item 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.

                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The Directors and Executive Officers of the Company are as follows:

Name                        Age              Title
----                        ---              -----

Wm. Ernest Simmons           59         President and Director

Thomas K. Tolman             43         Secretary and Director

Harry G. Titcombe, Jr.       67         Vice President, Treasurer
                                        and Director

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

Resumes

     Wm. Ernest Simmons currently is, and has been since December 12, 1991, the President and a Director of the Company. He is also the President, a director and a controlling shareholder of the Genesis Companies Group, Inc., a "blank check" public reporting company. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. Mr. Simmons is also a consultant to Itec, a Canadian firm, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company.

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

     Thomas K. Tolman was elected as a director and Secretary of the Company in November, 1997. In addition to his activities with the Company, Mr. Tolman is presently Manager of Public Safety and Radio Systems Research for the University of Denver, Denver Research Institute, positions he has held since January 1997. Prior, from December 1987 through December 1996, Mr. Tolman was Technical Support Manager for all communication centers for the Adams County Communications Center, Colorado. Mr. Tolman received a Bachelor of Science degree from the University of Phoenix in February 1998. He devotes only such time as necessary to the business of the Company

     Harry G. Titcombe, Jr. has been a director of the Company since September 1995, when he was appointed by the remaining Board to replace Bruce McMillen, who had past away. In November, 1997, Mr. Titcombe was appointed as Vice President and Treasurer of the Company. Since 1984, Mr. Titcombe has engaged in the practice of law as a sole practitioner in Denver, Colorado. Prior to that, Mr. Titcombe was a partner and associate at the Denver law firm of Burnett, Horan & Hilgers and was a Deputy District Attorney in the offices of the Denver County District Attorney. Mr. Titcombe is also an officer and director of Genesis Companies Group, Inc., a public "shell" company which is a reporting company under the Securities Exchange Act of 1934, as amended. Mr. Titcombe received a degree of L.L.B. in 1960 from the University of Denver College of Law. Mr. Titcombe devotes only such time as necessary to the business of the Company.

     The Company does not have any of its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and as such, shareholders and management of the Company are not required to file any reports pursuant to Section 16(a) of the aforesaid Act.

Item 10.  Executive Compensation.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1996 and 19975 of the chief executive officer of the Company.

                          SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Wm. Ernest
Simmons,          (1)(2)
President & 1996  $    0  $   0  $    0    $      0         0  $     0 $    0
Director    1976  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________

<F1>
(1) Mr. Simmons did not receive any salary during the fiscal years ended December 31, 1996 and 1997 from the Company.
<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1998.


     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

     No executive officer or director of the Company holds any option to purchase any of the Company's securities.

     The Company has not adopted any pension or stock options plans.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following tables set forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's Series A Common Stock by (a) each person known by the Company to be the beneficial owner of five percent or more of the Company's Series A Common Stock, and (b) the stock ownership of each officer and director individually and all directors and officers of the Company as a group of the Company's Series A Common Stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of            Nature of
Title              Beneficial           Beneficial        Percent
of Class             Owner                Owner           of Class
------------------------------------------------------------------

Series A      Wm. Ernest Simmons         6,966,120          12.3%
Common Stock  830 S. Kline Way
              Lakewood, CO 80226

Series A      Tom Tolman(1)              4,031,040           7.1%
Common Stock  11231 W. 66th Place
              Arvada, CO 80004

Series A      Harry G. Titcombe, Jr.       180,000           0.3%
Common Stock  3003 E. 3rd Ave., Ste. 201
              Denver, CO  80206

Series A      All Officers              11,177,160          19.7%
Common Stock  and Directors
              as a Group
              (3 persons)
_________________
(1)     Mr. Tolman's shares are held under the Helen L. Tolman
Trust, to which Mr. Tolman is beneficiary.

Item 12.  Certain Relationships and Related Transactions.

     Wm. Ernest Simmons, an officer, director and principal shareholder of the Company, has loaned the Company the principal sum of $20,017, which does not accrue interest and is due upon demand. These funds have been utilized by the Company to meet a portion of its general and administrative obligations during the past two years.

     During the fiscal year ended December 31, 1995, the Company received a loan in the aggregate of $20,000 from the Yaak River Resources, Inc., Timber Division, L.P., a Colorado limited partnership to which the Company is General Partner. This loan is due upon demand and does not accrue interest and was issued pursuant to the terms of the applicable Limited Partnership Agreement. These loans were approved by a majority vote of the limited partners of the Partnership.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     EX-27   Financial Data Schedule

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-18, SEC file no. 33-
28106, effective July 21, 1989:

     3.1      Articles of Incorporation and Certificate
     3.2      Bylaws

     The following exhibit is incorporated by reference to the Company's Form 10-KSB annual report for the fiscal year ended
December 31, 1992:

     3.3      Amendment to Articles of Incorporation and
              Certificate

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1997, or subsequent thereto through the date of this report.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1998.

                              YAAK RIVER RESOURCES, INC.
                              (Registrant)



                              By: /s/ Wm. Ernest Simmons
                                 --------------------------------
                                 Wm. Ernest Simmons, President


                              By: /s/ Harry G. Titcombe, Jr.
                                 --------------------------------
                                 Harry G. Titcombe, Jr., Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 1998.




/s/ William Ernest Simmons

--------------------------------
William Ernest Simmons, Director


/s/ Thomas K. Tolman
--------------------------------
Thomas K. Tolman, Director


/s/ Harry G. Titcombe, Jr.
--------------------------------
Harry G. Titcombe, Jr., Director

                         EXHIBIT INDEX


Page   Exhibit
 No.     No.          Description
-----------------------------------------------------------------

 -      3.1*     Articles of Incorporation

 -      3.2*     Bylaws

 -      3.3**    Amendment to Articles of Incorporation
                 and Certificate

 26     EX-27    Financial Data Schedule

*  Incorporated by reference to the Company's Registration
Statement on Form S-18, SEC File No. 33-28106, effective July 21,
1989.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1992.