Form 10QSB
period 1998-03-31
YAAK RIVER RESOURCES INC
filed 1998-05-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                Form 10-QSB

                           Quarterly Report Under
                      the Securities Exchange Act of 1934

                       For Quarter Ended:  March 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31 1998, was 56,666,000 shares.

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the three month period ended March 31, 1998, and the Company is considered a development stage company. The Company was primarily engaged in the metals mining business and owns certain mining properties, held under patent, as well as lode and placer mineral rights and its plan of operation generally involved the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. However, the Company did not engage in any material operations during the three month period ended March 31, 1998, with respect to its mining properties, primarily due to a lack of available funds with which to develop its properties and an extended moratorium by the Federal Government on disallowing the taking of claims to patent. The Company is also a General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Timber Partnership") which intends to harvest timber and develop certain mineral resources on claims presently owned or controlled by the Company and on properties presently owned by the United States government to be patented by the Company. During the three months ended March 31, 1998, the Timber Partnership only engaged in administrative activities.

     Because of the lack of funding and the moratorium placed on the patenting of claims by the United States government, during the fiscal year ended December 31, 1997, and the three month period ended March 31, 1998, the Company has considered expanding its business plan to that of either (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading, or (ii) changing the principal business of the Company, while continuing to seek interested parties to join with the Company either as limited partners and/or joint venture partners for the purpose of mining its present properties.

     Relevant to (i), a number of potential merger candidates have been presented to management; however, none of these candidates has been acceptable to the Company.

     Relevant to (ii), the Company is presently evaluating the possibility of a long term commitment to an agricultural development project located in Mongolia, and is engaged in discussions with the "Bornuur" Company, a Mongolian corporation, to acquire an interest in approximately 24,710 acres of farm land located approximately 65 miles north of Ulaanbaarar, Mongolia. This farm land has been in production for over 100 years. In July 1997 the Mongolian government adopted new legislation privatizing farm land, which management believes presents certain opportunities which the Company may be able to take advantage. The Company is presently negotiating with the Mongolian government for a minimum of a 60 year lease and privatization of the project district and anticipates that such an agreement, if any, will be established by the end of May 1998. If successfully negotiated, it is estimated that the project will require a cash infusion of approximately $2.5 million to implement the operating schedule and achieve profitable operations. As of the date of this report, the Company has had negotiations with prospective lenders in this regard, but no definitive commitment has been provided and no assurances can be provided that such an agreement will be reached in the future.

     The Company had minimal expenses during the three month period ended March 31, 1998. The Company is expected to operate at a loss for the remainder of the fiscal year until either (i) earnings, if any, are received from the harvesting of the its present metal and non-metal resources known to exist within the boundaries of the Company's properties; (ii) the Company successfully merges with a nonaffiliated entity; or (iii) the Company acquires an interest in another business venture.

     The Company expects to continue without any cash revenues for at least the present fiscal year and will satisfy its cash requirements by loans and advances from the Timber Partnership and/or officers and directors of the Company, providing that the Company does not commence mining activities or the Company successfully engages in a business opportunity, either by merger or acquisition of assets. At present, the Company's financial resources are not sufficient to commence mining activities. In order to satisfy the Company's capital requirements for additional drilling and to develop a mining feasibility program, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $750,000. Management of the Company is continuing to seek possible interested partners to join with the Company in developing its mining claims or soliciting joint venture partners to expand its mining activities, based upon the valuation of the Company's claims and properties as reported in an independent engineering valuation report. As of the date of this report, management is unaware of any third parties who are interested in joining with the Company in this regard. Exploration and mining activities of other mining companies in the area surrounding its claims in Northern Montana and Canada in similar geological settings provides a basis for management to believe that it will be able to interest joint venturers in its proposed mining ventures.
However, in the event the Company is unable to either solicit joint venture partners or otherwise obtain the capital deemed necessary in order to commence mining operations, management will seek out other viable business opportunities by way of merger or acquisition in order to provide the Company's shareholders with liquidity.

     The Company currently has no employees and relies upon the unpaid services of its officers for the operation of the Company. The contracted services of individuals will continue until it is justifiable to employ a full time employee.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

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

         (a)  Exhibits

              EX-27     Financial Data Schedule

         (b)  Reports on Form 8-K - None.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited        Audited
                                               March 31,     December 31
                                                 1998            1997
                                              _________       ___________
ASSETS
  Current Assets
    Cash                                      $   1,022       $     1,022
    Accounts Receivable-O'Hara Resources          2,200             2,200
    Investment-Mining Properties                305,410           305,410
                                              _________       ___________
  Total Current Assets                          308,632           308,632

  Other Assets
    Organizational Costs-
      Net of Amortization                             0                 0
                                              _________       ___________
  Total Other Assets                                  0                 0
                                              _________       ___________
TOTAL ASSETS                                  $ 308,632       $   308,632
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                             42,155            40,456
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Shareholder Loans                            20,017            20,017
    Current Portion-Long Term Debt                7,500             7,500
                                              _________       ___________
  Total Current Liabilities                      89,672            87,973

  Long-Term Liabilities
    Long Term Debt                              115,000           115,000
                                              _________       ___________
  Total Long-Term Liabilities                   115,000           115,000
                                              _________       ___________
Total Liabilities                             $ 204,672       $   202,973

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666



                                              Unaudited        Audited
                                               March 31,     December 31
                                                 1998            1997
                                              _________       ___________
  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0

  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           304,663           304,663

  Deficit Accumulated During
    the Development Stage                      (206,369)         (204,670)
                                              _________       ___________
Total Shareholders' Equity                    $ 103,960       $   105,659
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 308,632       $   308,632
                                              =========       ===========

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                      June 10, 1988
                              Three Months     For the         (Inception)
                                  Ended       Year Ended           Thru
                                March 31,     December 31,       March 31,
                                   1998          1997              1998
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                           0             78                 399
  Legal and Accounting               1,699          5,563              48,255
  Director Fees                          0              0                 800
  Office                                 0             40               6,938
  Stock Fees and Other Costs             0              0               9,982
  Administration/Consulting              0         12,876              46,987
  Mining Assessments and Fees            0          5,480              75,295
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0              0              12,213
                              ____________   ____________   _________________

Total Expenses                       1,699         24,037             206,369

Net (Loss) Accumulated During
  the Development Stage       $     (1,699)       (24,037)           (206,369)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $             (*)


*Less than $0.004 Per Share.

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                    June 10, 1988
                                  Three Months    For the       (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,    December 31,      March 31,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $     (1,699)  $   (24,037)   $    (206,369)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    (Decrease) Increase in
      Accounts Payable                  1,699        16,231           42,155
    Decrease (Increase) in
      Accounts Receivable                   0             0           (2,200)
    Decrease (Increase) in
      Loans to Shareholder                  0         7,917           20,017
                                 ____________   ___________    _____________
  Net Cash Flows Used
    By Operating Activities                 0           111         (146,397)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loans from LP Investors                 0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0             0          (45,000)
    Proceeds From Sale of Stock             0             0          308,529
                                 ____________   ___________    ______________
Net Cash Flows Provided
  By Financing Activities                   0             0          452,829
                                 ____________   ___________    ______________

Net Increase (Decrease) in Cash             0           111            1,022
                                 ____________   ___________    _____________



Cash at Beginning of Period             1,022           911                0
                                 ____________   ___________    _____________

Cash at End of Period            $      1,022   $     1,022    $       1,022
                                 ============   ===========    =============

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  June 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)
Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  June 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  June 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)

Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)

Net Loss for year ended
  December 31, 1996                              7,500      (19,842) (12,342)


                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Net Loss for year ended
  December 31, 1997                                         (24,037) (24,037)

Net Loss for period
  ended March 31 1998                                        (1,699)  (1,699)
                      ____________  ______  __________  ___________  ________
Balance at
  March 31, 1998        56,666,000  $5,666  $  304,663  $  (206,369) $103,960
                      ============  ======  ==========  ===========  ========

The accompanying notes are an integral part of these financial statements.


                            YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  March 31, 1998
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

On June 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the Annual Shareholder's Meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

Initial Public Offering:
-----------------------

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

Note 2 - Purchase of Mineral Properties:
         ------------------------------

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

Note 3 - Yaak River Resources Timber Division, Limited Partnership:
         ---------------------------------------------------------

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

Note 4 - Income Taxes:
         ------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

Note 5 - Net (Loss) Per Common Share
         ---------------------------

The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

Note 6 - Long-Term Debt
         --------------

Note Payable to the Roy Grush Estate in annual installments of $7,500, 0%, due September 2014, secured by the Properties (Note 2). The Company has agreed to pay the minimum annual assessment costs of maintenance and improvements on claims in lieu of interest.

Following is a summary of long-term debt at March 31, 1998:


1998                          $  7,500
1999                             7,500
2000                             7,500
2001                             7,500
2002                             7,500
                              ________
                                37,500
Remaining                       77,500
                              ________
                              $115,000

                                SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YAAK RIVER RESOURCES, INC.
                              (Registrant)

                              Dated:   May 14, 1998



                              By:   s/Wm. Ernest Simmons
                                 -------------------------------------
                                   Wm. Ernest Simmons
                                   President

                        YAAK RIVER RESOURCES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended March 31, 1998

EXHIBITS                                                            Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . 16