Form 10QSB
period 1998-09-30
YAAK RIVER RESOURCES INC
filed 1998-11-20
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  September 30, 1998

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
Yes
  X     No     .
-----      ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 56,666,000 shares.

                              PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the nine month period ended September 30, 1998, and the Company is considered a development stage company.

     The Company was primarily engaged in the metals mining business and owns certain mining properties, held under patent, as well as lode and placer mineral rights and its plan of operation generally involved the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. However, the Company did not engage in any material operations during the nine month period ended September 30, 1998, with respect to its mining properties, primarily due to a lack of available funds with which to develop its properties and an extended moratorium by the Federal Government on disallowing the taking of claims to patent.

     The Company is also a General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Timber Partnership") which intends to harvest timber and develop certain mineral resources on claims presently owned or controlled by the Company and on properties presently owned by the United States government to be patented by the Company. During the nine months ended September 30, 1998, the Timber Partnership only engaged in administrative activities.

     Because of the lack of funding and the moratorium placed on the patenting of claims by the United States government, during the fiscal year ended December 31, 1997, and the nine month period ended September 30, 1998, the Company has considered expanding its business plan to that of either (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading, or (ii) changing the principal business of the Company, while continuing to seek interested parties to join with the Company either as limited partners and/or joint venture partners for the purpose of mining its present properties.

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

     The Company had approximately $35,000 in expenses during the nine month period ended September 30, 1998, for consulting fees and travel expenses primarily related to the Mongolian Project and legal and accounting fees. The Company is expected to operate at a loss for the remainder of the fiscal year until either (i) earnings, if any, are received from the harvesting of the its present metal and non-metal resources known to exist within the boundaries of the Company's properties; (ii) the Company successfully merges with a nonaffiliated entity; or (iii) the Company is successful in funding the Mongolian Project.

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

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited        Audited
                                             September 30,   December 31,
                                                 1998            1997
                                              _________       ___________
ASSETS
  Current Assets
    Cash                                      $       0       $     1,022
    Accounts Receivable-O'Hara Resources          2,200             2,200
    Investment-Mining Properties                305,410           305,410
                                              _________       ___________
  Total Current Assets                          307,610           308,632

  Other Assets
    Organizational Costs-
      Net of Amortization                             0                 0
                                              _________       ___________
  Total Other Assets                                  0                 0
                                              _________       ___________
TOTAL ASSETS                                  $ 307,610       $   308,632
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                             45,043            40,456
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Shareholder Loans                            50,017            20,017
    Current Portion-Long Term Debt                7,500             7,500
                                              _________       ___________
  Total Current Liabilities                     122,560            87,973

  Long-Term Liabilities
    Long Term Debt                              115,000           115,000
                                              _________       ___________
  Total Long-Term Liabilities                   115,000           115,000
                                              _________       ___________
Total Liabilities                             $ 237,560       $   202,973

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666





                                              Unaudited        Audited
                                             September 30,   December 31,
                                                 1998            1997
                                              _________       ___________
  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0

  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           304,663           304,663

  Deficit Accumulated During
    the Development Stage                      (240,279)         (204,670)
                                              _________       ___________
Total Shareholders' Equity                    $  70,050       $   105,659
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 307,610       $   308,632
                                              =========       ===========

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the        For the     September 10, 1988
                               Nine Months    Nine Months      (Inception)
                                  Ended       Year Ended          Thru
                              September 30,  September 30,     September 30,
                                  1998           1997              1998
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                           0              0                 399
  Legal and Accounting               5,294              0              51,850
  Director Fees                          0              0                 800
  Office                            30,078              0              37,017
  Stock Fees and Other Costs             0              0               9,982
  Administration/Consulting              0              0              46,987
  Finance Charges                      211              0                 211
  Licenses and Permits                  25                                 25
  Mining Assessments and Fees            0              0              75,295
  Bad Debt                               0              0               4,000
  Rent/Telephone                         0              0              12,213
                              ____________   ____________   _________________

Total Expenses                      35,608              0             240,279

Net (Loss) Accumulated During
  the Development Stage       $    (35,608)             0            (240,279)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $             (*)


*Less than $0.004 Per Share.

The accompanying notes are an integral part of these financial statements.


YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the       For the    September 10, 1988
                                  Nine Months   Nine Months     (Inception)
                                     Ended         Ended           Thru
                                 September 30,  September 30,   September 30,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $    (35,608)  $         0    $    (240,279)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    (Decrease) Increase in
      Accounts Payable                 34,586             0           75,043
    Decrease (Increase) in
      Accounts Receivable                   0             0           (2,200)
    Decrease (Increase) in
      Loans to Shareholder                  0             0           20,017
                                 ____________   ___________    _____________
  Net Cash Flows Used
    By Operating Activities            (1,022)            0         (147,419)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ____________   ___________    _____________
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loans from LP Investors                 0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0             0          (45,000)
    Proceeds From Sale of Stock             0             0          308,529
                                 ____________   ___________    ______________
Net Cash Flows Provided
  By Financing Activities                   0             0          452,829
                                 ____________   ___________    ______________

Net Increase (Decrease) in Cash        (1,022)            0                0
                                 ____________   ___________    _____________



Cash at Beginning of Period             1,022           911                0
                                 ____________   ___________    _____________

Cash at End of Period            $          0   $       911    $           0
                                 ============   ===========    =============

The accompanying notes are an integral part of these financial statements.

                                       9

YAAK RIVER RESOURCES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Balance at
  September 10, 1988                  0  $    0  $        0  $         0  $     0

Stock issued for services
  January 6, 1989       10,000,000   1,000         500            0    1,500

Stock issued for cash
  January 6, 1989        5,000,000     500           0            0      500

Public offering
  November 27, 1989      2,666,000     266      12,353            0   12,619

Net Loss for year ended
  December 31, 1989                                          (3,765)  (3,765)

Net Loss for year ended
  December 31, 1990                                         (10,129) (10,129)

Net Loss for year ended
  December 31, 1991                                            (300)    (300)

Stock issued for assets
  (YRML) January 10,
  1992                  30,000,000   3,000     134,910            0  137,910

Net Loss for year ended
  December 31, 1992                                         (47,589) (47,589)

Stock issued for cash
  September 30, 1993          6,000,000     600     149,400            0  150,000

Stock issued for services
  September 30, 1993          3,000,000     300           0            0      300

Net Loss for year ended
  December 31, 1993                                         (54,951) (54,951)

Net Loss for year ended
  December 31, 1994                                         (26,293) (26,293)

Net Loss for year ended
  December 31, 1995                                         (17,764) (17,764)



                                                          Deficit
                                                        Accumulated
                       Number of            Additional   During the
                         Shares     Common    Paid In   Development
                      Common Stock   Stock    Capital      Stage      Total
                      ____________  ______  __________  ___________  ________
Net Loss for year ended
  December 31, 1996                              7,500      (19,842) (12,342)

Net Loss for year ended
  December 31, 1997                                         (24,037) (24,037)

Net Loss for period ended
  September 30, 1998                                        (35,609) (35,609)
                      ____________  ______  __________  ___________  ________
Balance at
  September 30, 1998    56,666,000  $5,666  $  304,663  $  (240,279) $ 70,050
                      ============  ======  ==========  ===========  ========

The accompanying notes are an integral part of these financial statements.


                         YAAK RIVER RESOURCES, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 1998
                               (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

On September 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the Annual Shareholder's Meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

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

On September 30, 1993, the Company sold six million (6,000,000) shares of its $.0001 par value Series A Common Stock for the issuance to the purchasers of the Limited Partnership interests in the Yaak River
Resources, Timber Division L.P., for $150,000.

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

Following is a summary of long-term debt at September 30, 1998:


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

                              YAAK RIVER RESOURCES, INC.
                              (Registrant)

                              Dated:   November 19, 1998



                              By:  s/Wm. Ernest Simmons
                                 --------------------------------
                                   Wm. Ernest Simmons
                                   President

                   YAAK RIVER RESOURCES, INC.

        Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended September 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .   16