Form 10KSB
period 1998-12-31
YAAK RIVER RESOURCES INC
filed 1999-04-26
CIK 849146

U. S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x .

         State issuer's revenues for its most current fiscal year: $0

         The aggregate market value of voting stock held by non-affiliates based upon the closing sale price as quoted on the OTC Bulletin Board on April 23, 1999, was approximately $216,738.

         At April 23, 1999, 56,666,000 shares of the Registrant's Series A Common Stock were outstanding.

         Documents incorporated by reference: None


                This Form 10-KSB consists of Twenty Eight pages.
                 Exhibit Index is located at Page Twenty Seven.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           YAAK RIVER RESOURCES, INC.

                                                            PAGE
                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business......................      3
Item 2.    Description of Property......................      5
Item 3.    Legal Proceedings............................      6
Item 4.    Submission of Matters to a Vote of
                Security Holders........................      6

PART II
Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters.........      6
Item 6.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..............................      7
Item 7     Financial Statements.........................     11
Item 8.    Changes in and Disagreements on Accounting
                and Financial Disclosure................     20

PART III
Item 9.    Directors, Executive Officers, Promoters
                and Control Persons, Compliance with
                Section 16(a) of the Exchange Act.......     20
Item 10.   Executive Compensation.......................     22
Item 11.   Security Ownership of Certain Beneficial
                Owners and Management...................     23
Item 12.   Certain Relationships and Related
                Transactions............................     24

PART IV
Item 13.   Exhibits and Reports of Form 8-K.............     24

SIGNATURES..............................................     26

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

         From 1993 through December 31, 1998, the Company was principally engaged in the development stage of the metals mining business. The Company owns certain mining properties held under patent. During the fiscal year ended December 31, 1998, the Company did not engage in any material mining business due primarily to (i) a lack of available funds with which to develop its properties; and (ii) adoption of various new state and federal regulations. The Company's mining properties include three patented mining claims located in the Yaak Mining District, Lincoln County, Montana, adjoining the Company's properties discussed in (a), above. These properties were acquired from Rio Bravo Resources, Ltd. by quit claim deed in November 1993 and although the title to these properties was unclear, on August 30, 1995, all title problems to these properties were resolved to the Company's satisfaction, as the United States Bureau of Land Management issued clear, undivided, uncontested title to these properties.

         During the fiscal year ended December 31, 1998, management elected to cease maintaining the Company's mining presence in Montana because the cost of such maintenance has become prohibitive. As a result of the Company's considerable cash flow problems, management has reviewed the business plan of the Company in order to ascertain a direction for the Company during fiscal 1999 and beyond. Among the matters presently being discussed by management concerning the Company's future are (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading; or (ii) changing the principal business of the Company. Relevant to (i), a number of potential merger candidates have been presented to management; however, none of these candidates has been acceptable to the Company. See "Part II, Item 6, Management's Discussion and Analysis - Plan of Operation."

         Relevant to (ii), the Company is presently evaluating the possibility of a long term commitment to an agricultural development project located in Mongolia. Specifically, the Company is engaged in discussions with the "Bornuur" Company, a Mongolian corporation, to acquire an interest in approximately 24,710 acres of farm land located approximately 65 miles north of Ulaanbaarar, Mongolia. This farm land has been in production for over 100 years. Current production includes cabbage, carrots, beets, turnips, wheat, onions, garlic, hay, potatoes, tomatoes and cucumbers, plus 4,000 head of livestock, including cows, horses, sheep and goats. In July 1997 the Mongolian government adopted new legislation privatizing farm land, which management believes presents certain opportunities which the Company may be able to take advantage. In this regard, in July 1998, the Company successfully negotiating a lease with the Mongolian government for a minimum of a 60 year term and privatization of the project district. However, in order to commence this proposed business plan, it is estimated that the project will require a cash infusion of approximately $2.5 million to implement the operating schedule and achieve profitable operations. As of the date of this report, the Company has had negotiations with prospective lenders in this regard, but no definitive commitment has been provided and no assurances can be provided that such an agreement will be reached in the future. In the event financing of this project is unavailable, management intends to cause the Company to seek out and acquire another business opportunity. See "Part II, Item 6, Management's Discussion - Plan of Operation."

Other Business Activities

         In addition, the Company is General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Partnership"), which intends to harvest timber located on properties presently owned by the Company. The Partnership intends to harvest timber and develop certain mineral resources located on defined mining claims and patented claims presently owned or controlled by the Company. During the fiscal years ended December 31, 1998 and 1997, the Partnership only engaged in administrative activities.

Competition

         The Company is a small mining company which has not commenced mining activities as of the dates of this report. The Company is not competitive with other larger and better financed mining companies. Relative to the proposed new business plan which may be adopted in the near future, the Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Government Regulations

         The Company's operations are subject to numerous federal and state governmental regulations, including environmental laws, as they relate to mining activities. Management of the Company believes that the Company is in compliance with all applicable governmental regulations as of the date of this report.

Employees

         The Company's employees consist of Wm. Ernest Simmons, its President, who performs his services to the Company without compensation. See "Part III,
Item 10, Executive Compensation" below. The Company does not have any other employees at the date of this report. The officers operate the Company under the direction of the Board of Directors. The Company does not contemplate retaining any employees until mining activities are commenced, or until such time as the Company successfully consummates a merger, acquisition or enters into a new business, of which there can be no assurance.

Item 2.  Description of Property

         The Company's principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which is the home of Mr. Simmons, President and a director of the Company. This property is provided to the Company on a rent free basis, except that the Company is obligated to pay for clerical functions, including copies, facsimile transmissions, telephone and other general and administrative matters, estimated by management not to exceed $200 per month. These premises include one office of approximately 280 square feet. Management of the Company believes that this space will be sufficient to meet the Company's needs during the next 12 months, provided that the Company does not successfully consummate a merger or acquisition or enter into any new business venture.

         The Company owns and manages 3 patented mining claims on properties located in the State of Montana. The Company's mining properties are located in Lincoln County, approximately 25 miles northwest of Troy, Montana, in Sections 8, 9, 16, 17, T28N, R33W, MPM, northwest of the deserted town of Sylvanite on the east side of Friday Hill, an offshoot of Keystone Mountain. Elevations of the properties are from approximately 2,500 to 3,500 feet above sea level. The properties are accessed by state and county roads and are forested with larch, white fir, douglas fir and lodgepole pine. See "Part I, Item 1, Description of Business" for a more detailed description of the Company's mining properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were presented to the shareholders of the Company during the fourth quarter of the Company's 1998 fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Units, (comprised of one share of Series A Common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant), and the Company's Series A Common Stock are traded on the over-the-counter market on the OTC "Electronic Bulletin Board" operated by the National Association of Securities Dealers, Inc. under the symbols YAAKU and
YAAKA, respectively. The Company's securities began trading during the first quarter of the Company's fiscal year 1992. Prior, there was no trading market for the Company's securities. Below are the reported high and low bid prices for the Company's Units for the previous two fiscal years. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

Units:
                                                        Bid Price
         Date                                        High       Low
         ----                                        ----       ---

         March 31, 1997                              $.015    $.0005
         June 30, 1997                               $.015    $.0005
         September 30, 1997                          $.015    $.0005
         December 31, 1997                           $.015    $.0005

         March 31, 1998                              $.012    $.0005
         June 30, 1998                               $.012    $.0005
         September 30, 1998                          $.012    $.0005
         December 31, 1998                           $.012    $.0005

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

Plan of Operation

         In the fiscal year ended December 31, 1998, the Company did not generate any revenues from its operations and the Company is considered a development stage company. The plan of operation of the Company during the fiscal year ending December 31, 1998 initially involved the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. This was the same plan which the Company's Board of Directors had established for the Company for the fiscal year ended December 31, 1996 and 1997, but was unable to implement due to lack of available funds necessary to undertake the same. Management is currently reviewing the Company's plans for the future, but as of the date of this report, no definitive decision has been made in this regard.

         The Company incurred an operating loss during fiscal year 1998 of $(78,712) compared to an operating loss of ($24,037) during fiscal year 1997. The operations of the Company during the fiscal year 1998 were financed primarily by loans from affiliates. See "Part III, Item 12 - Certain Relationships and Related
Transactions."

         As a result of the Company's considerable cash flow problems, management has reviewed the business plan of the Company in order to ascertain a direction for the Company during fiscal 1999 and thereafter. The Company's financial condition is also negatively affected because of a moratorium placed on the patenting of claims by the US federal government. Among the matters presently being discussed by management concerning the Company's future are (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading; or (ii) changing the principal business of the Company. Relevant to (i), a number of potential merger candidates have been presented to management; however, none of these candidates has been acceptable to the Company.

         Relevant to (ii), the Company is presently evaluating the possibility of a long term commitment to an agricultural development project located in Mongolia. Specifically, the Company is engaged in discussions with the "Bornuur" Company, a Mongolian corporation, to acquire an interest in approximately 24,710 acres of farm land located approximately 65 miles north of Ulaanbaarar, Mongolia. This farm land has been in production for over 100 years. Current production includes cabbage, carrots, beets, turnips, wheat, onions, garlic, hay, potatoes, tomatoes and cucumbers, plus 4,000 head of livestock, including cows, horses, sheep and goats. In July 1997 the Mongolian government adopted new legislation privatizing farm land, which management believes presents certain opportunities which the Company may be able to take advantage. In July 1998, the Company negotiated an agreement with the Mongolian government for a minimum of a 60 year lease and privatization of the project district. However, it is estimated that the project will require a cash infusion of approximately $2.5 million to implement the operating schedule and achieve profitable operations. As of the date of this report, the Company has had negotiations with prospective lenders in this regard, but no definitive commitment has been provided and no assurances can be provided that such an agreement will be reached in the future.

         In the event the aforesaid Mongolian project does not materialize, the Company's principal business plan will be to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an entity whose securities have already been approved for trading on an existing trading market. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part II, Item 7
- "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a corporation whose securities have been approved for trading. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new proposed business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "Part III, Item 9 - Directors, Executive Officers, Promoters and Control Persons - Resumes."

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

                              December 31, 1998

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



Board of Directors
Yaak River Resources, Inc.


We have examined the accompanying balance sheet of Yaak River Resources, Inc. (A Development Stage Company) as of December 31, 1998 and December 31, 1997, and the related statements of operations, cash flows, and changes in stockholders' equity for the period June 10, 1988 (inception), through December 31, 1998, and the fiscal years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As shown in the financial statements, the company incurred a net loss of $78,712 for 1998 and had incurred substantial losses in the prior years. At December 31, 998, current liabilities exceed current assets by $155,963. The factors indicate that the Company has substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the period June 10, 1988 (inception), through December 31, 1998, and the fiscal years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

s/Michael B. Johnson & Co., P.C.

Denver, Colorado
April 14, 1999




                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                               Balance Sheet

                                             December 31      December 31
                                                 1998             1997
                                             ---------       -----------
ASSETS:
Current Assets:
  Cash                                        $     215       $     1,022
  Accounts Receivable-O'Hara Resources                0             2,200
  Investment-Mining Properties                        0           305,410
                                              ---------       -----------
Total Current Assets                                215           309,632
                                              ---------       -----------
Other Assets:
  Land Investment                               182,910                 0
                                              ---------       -----------
Total Other Assets                              182,910                 0
                                              ---------       -----------
TOTAL ASSETS                                  $ 183,125       $   309,632
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable                              106,772            40,456
  Advance from (YRML) Purchase, 1.5 Units        20,000            20,000
  Shareholder Loans                              29,406            20,017
  Current Portion-Long Term Debt                      0             7,500
                                              ---------       -----------
Total Current Liabilities                       156,178            87,973
                                              ---------       -----------
Long-Term Liabilities:
  Long Term Debt                                      0           115,000
                                              ---------       -----------
Total Long-Term Liabilities                           0           115,000
                                              ---------       -----------
TOTAL LIABILITIES                             $ 156,178       $   202,973
                                              ---------       -----------
STOCKHOLDERS' EQUITY:
  Series A Common Stock, par value
   $.0001 per share; 250,000,000 Shares
   Authorized; Issued and outstanding
   56,666,000 Shares                              5,666             5,666
  Series B Common Stock, par value
   $.0001 per Share; Authorized 250,000,000
   Shares. Issued and outstanding,
   None                                               0                 0

  Capital paid in excess of par value           304,663           304,663

  Deficit accumulated during
    the development stage                      (283,382)         (204,670)
                                              ---------       -----------
TOTAL STOCKHOLDERS' EQUITY                    $  26,947       $   105,659
                                              ---------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 183,125       $   308,632
                                              =========       ===========
The accompanying notes are an integral part of these financial statements.




                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Operations

                                                             June 10, 1988
                                 For the       For the         (Inception)
                               Year Ended     Year Ended           thru
                              December 31,   December 31,      December 31,
                                  1998           1997              1998
                              ------------   ------------   -----------------
Revenue                       $          0   $          0   $               0

Expenses:
  Amortization                           0              0               1,500
  Bank Charges                          80             78                 479
  Legal and Accounting               6,786          5,563              53,342
  Director Fees                          0              0                 800
  Office                               523             41               7,461
  Stock Fees and Other Costs            25              0              10,007
  Administration/Consulting         68,864         12,876             115,851
  Mining Assessments and Fees          184          5,480              75,479
  Bad Debt                           2,250              0               6,250
  Rent/Telephone                         0              0              12,213
                              ------------   ------------   -----------------
Total Expenses                      78,712         24,038             283,382
                              ------------   ------------   -----------------
Net (Loss) Accumulated During
  the Development Stage       $    (78,712)  $    (24,038)  $        (283,382)
                              ============   ============   =================
Net Loss per Common Share is
  less than $.002             $      0.001   $      0.001   $           0.005


The accompanying notes are an integral part of these financial statements.




                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                                               June 10, 1988
                                    For the        For the      (Inception)
                                  Year Ended     Year Ended         thru
                                 December 31,   December 31,    December 31,
                                     1998           1997            1998
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $    (78,712)  $   (24,037)   $    (283,382)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    Decrease (Increase) in
      Accounts Payable                 66,316        16,231          106,772
    Decrease (Increase) in
      Accounts Receivable               2,200             0                0
    (Decrease) Increase in
      Loans to Shareholder              9,389         7,917           29,406
                                 ------------   -----------    -------------
                                       77,905        24,148          136,178
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Operating Activities                (807)          111         (147,204)
                                 ------------   -----------    -------------
Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0            1,800
    Loan from LP Investors                  0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0             0          (45,000)
    Proceeds From Sale of Stock             0             0          308,529
                                 ------------   -----------    -------------
Net Cash Flows Provided
  By Financing Activities                   0             0          452,829

Net Increase (Decrease) in Cash          (807)          111              215

Cash at Beginning of Period             1,022           911                0
                                 ------------   -----------    -------------
Cash at End of Period            $        215   $     1,022    $         215
                                 ============   ===========    =============

Interest paid                    $          0   $         0    $           0
                                 ============   ===========    =============
Taxes paid                       $          0   $         0    $           0
                                 ============   ===========    =============

The accompanying notes are an integral part of these financial statements.






                          YAAK RIVER RESOURCES, INC.
                            (A Development Stage)
                      Statement of Stockholders' Equity
                                                           Deficit
                                                         Accumulated
                                            Capital Paid  During the
                                    Common  in Excess of Development
                       # of Shares   Stock   Par Value      Stage     Totals
                       -----------  ------  ----------  -----------  --------

ISSUANCE OF
  COMMON STOCK:
 January 6, 1989
   (for services)       10,000,000   1,000         500            0     1,500
 January 6, 1989
   (for cash)            5,000,000     500           0            0       500
 November 27, 1989
   (Public offering)     2,666,000     266      12,353            0    12,619

Net Loss for the year
  ended 12/31/1989                                           (3,765)   (3,765)

Net Loss for the year
  ended 12/31/1990                                          (10,129)  (10,129)

Net Loss for the year
  ended 12/31/1991                                             (300)     (300)

Issuance of common
  stock:
 January 10, 1992
   (for assets YRML)    30,000,000   3,000     134,910            0   137,910

Net Loss for the year
  ended 12/31/1992                                          (47,589)  (47,589)

Issuance of common
  stock:
 June 30, 1993
   (for cash)            6,000,000     600     149,400            0   150,000
 June 30, 1993
   (for services)        3,000,000     300           0            0       300

Net Loss for the year
  ended 12/31/1993                                          (54,951)  (54,951)

Net Loss for the year
  ended 12/31/1994                                          (26,293)  (26,293)

Net Loss for the year
  ended 12/31/1995                                          (17,764)  (17,764)

Net Loss for the year
  ended 12/31/1996                                7,500     (19,842)  (12,342)

Net Loss for the year
  ended 12/31/1997                                          (24,037)  (24,037)

Net Loss for the year
  ended 12/31/1998                                          (78,712)  (78,712)
                       -----------  ------  ----------  -----------  --------
Balance -
  December 31, 1998     56,666,000  $5,666  $  304,663  $  (283,382) $ 26,947
                       ===========  ======  ==========  ===========  ========
The accompanying notes are an integral part of these financial statements.


                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


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

         Some of these mineral and mining properties were returned to the Roy Grush Estate in lieu of the note outstanding.

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 1998

Note 3 - Yaak River Resources Timber Division, Limited Partnership:

         On August 14, 1992, the Company formed a limited partnership, Yaak River Resources Timber Division L.P. (the Partnership), a Colorado limited partnership, with subscriptions for 40 Units at $5,000 per Unit for an aggregate price of $200,000. Each Unit contains 1/40th interest in the Partnership and 150,000 shares of Series A Common Stock of the Company. The Company is the general Partner of the Partnership. As a part of the formation of the Partnership, the Company agreed to reserve 6,000,000 shares of its Series A Common Stock for the Partnership. Said 6,000,000 shares of Series A Common Stock represents the shares offered in the Units issued by the Partnership. The Partnership was formed for the purpose of developing certain available natural resources on properties under the management of the Company.

         On June 30, 1993, the Company sold Six Million (6,000,000) shares of its $0.0001 par value Series Common Stock for the issuance to the purchasers of the Limited Partnership interests in the Yaak River Resources, Timber Division L.P., for $150,000.

Note 4 - Income Taxes:

         The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

Note 5 - Net (Loss) Per Common Share

         The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

Note 6 - Going Concern

         The Company incurred a net loss of $78,712 for 1998 and incurred substantial net losses in the prior years. At December 31, 1998, current liabilities exceed current assets by $155,963. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the company cannot continue in existence.

Item 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosures.

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors and Executive Officers of the Company are as follows:

Name                        Age              Title
----                        ---              -----

Wm. Ernest Simmons           60         President and Director

Thomas K. Tolman             44         Secretary and Director

Harry G. Titcombe, Jr.       68         Vice President, Treasurer
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

Resumes

     Wm. Ernest Simmons currently is, and has been since December 12, 1991, the President and a Director of the Company. He is also the President, a director and a controlling shareholder of the Genesis Companies Group, Inc., a "blank check" public reporting company. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. Mr. Simmons is also an operations consultant to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian- Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989 Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company. It is anticipated that the time devoted to the business of the Company by Mr. Simmons will increase if and when the Company commences mining operations.

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

Item 10.  Executive Compensation.

Remuneration

         The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1998 and 1997 of the chief executive officer of the Company.


                          SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  ------- ------
Wm. Ernest
Simmons,          (1)(2)
President & 1998  $    0  $   0  $    0    $      0         0  $     0 $    0
Director    1997  $    0  $   0  $    0    $      0         0  $     0 $    0
-------------------------

<F1>
(1) Mr. Simmons did not receive any salary during the fiscal years ended December 31, 1998 and 1997 from the Company.
<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1999, except in the event the Company successfully consummates a business combination.

         In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

         No executive officer or director of the Company holds any option to purchase any of the Company's securities.

         The Company has not adopted any pension or stock options plans.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

         The following tables set forth information, as of December 31, 1998, with respect to the beneficial ownership of the Company's Series A Common Stock by (a) each person known by the Company to be the beneficial owner of five percent or more of the Company's Series A Common Stock, and (b) the stock ownership of each officer and director individually and all directors and officers of the Company as a group of the Company's Series A Common Stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of            Nature of
Title              Beneficial           Beneficial        Percent
of Class             Owner(1)             Owner           of Class
--------             --------             -----           --------

Series A      Con Tolman Memorial         24,000,000          42.4%
Common Stock  Trust "C"(2)
              820 S. Kline Way
              Lakewood, CO 80226

Series A      Wm. Ernest Simmons(2)(3)     5,551,120           9.8%
Common Stock  830 S. Kline Way
              Lakewood, CO 80226

Series A      Yaak River Resources(4)      6,000,000          10.6%
Common Stock  Timber Division L.P.
              820 S. Kline Way
              Lakewood, CO 80226

Series A      Tom Tolman(3)(5)             4,031,040           7.1%
Common Stock  11231 W. 66th Place
              Arvada, CO 80004

Series A      Harry G. Titcombe, Jr.         410,040           0.7%
Common Stock  3003 E. 3rd Ave., Ste. 201
              Denver, CO  80206

Series A      All Officers                 9,992,200          17.6%
Common Stock  and Directors
              as a Group
              (3 persons)(6)

----------------
(1) The information relating to beneficial ownership of the Company's Common Stock by its nominees and other directors is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power (as indicated in other footnotes to this table), the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

(2) The beneficiaries of this trust are the shareholders of the Company, on a pro rata basis to their respective ownership of the Company's Series A common stock. Mr. Simmons is a trustee of this trust and exercises voting control of these shares.

(3)      Officer and/or director of the Company.

(4) Mr. Simmons is the general partner of this limited partnership and exercises voting control of these shares.

(5) Mr. Tolman's shares are held under the Helen L. Tolman Trust, to which Mr. Tolman is trustee and beneficiary.

(6) Including all of the shares of Series A Common Stock held by the parties indicated in this table which can be voted by management, the amount of such shares totals 34,992,200 (61.8% of the total issued and outstanding shares of the Company)

Item 12.  Certain Relationships and Related Transactions.

         Wm. Ernest Simmons, an officer, director and principal shareholder of the Company, has loaned the Company the principal sum of $29,406, which does not accrue interest and is due upon demand. These funds have been utilized by the Company to meet a portion of its general and administrative obligations during the past several years.

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-18, SEC file no. 33- 28106, effective July 21, 1989:

         3.1      Articles of Incorporation and Certificate
         3.2      Bylaws

         The following exhibit is incorporated by reference to the Company's Form 10-KSB annual report for the fiscal year ended December 31, 1992:

         3.3      Amendment to Articles of Incorporation and Certificate

         The following exhibit is filed herewith:

         27.0 Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1998, or subsequent thereto through the date of this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 1999.

                                          YAAK RIVER RESOURCES, INC.
                                          (Registrant)



                                          By:   s/Wm. Ernest Simmons
                                             --------------------------------
                                              Wm. Ernest Simmons, President

                                          By:   s/Harry G. Titcombe, Jr.
                                             --------------------------------
                                              Harry G. Titcombe, Jr., Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 1999.




s/William Ernest Simmons
----------------------------
William Ernest Simmons, Director


s/Thomas K. Tolman
----------------------------
Thomas K. Tolman, Director


s/Harry G. Titcombe, Jr.
----------------------------
Harry G. Titcombe, Jr., Director

                                  EXHIBIT INDEX


Page   Exhibit
 No.     No.          Description

 -      3.1*     Articles of Incorporation

 -      3.2*     Bylaws

 -      3.3**    Amendment to Articles of Incorporation
                         and Certificate

28      27.0     Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-18, SEC File No. 33-28106, effective July 21, 1989.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1992.