Form 10QSB
period 1999-03-31
YAAK RIVER RESOURCES INC
filed 1999-08-04
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 56,666,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues from its operations during the three month period ended March 31, 1999, and the Company is considered a development stage company.

     The Company was primarily engaged in the metals mining business and owned certain mining properties, held under patent, as well as lode and placer mineral rights and its plan of operation generally involved the acquisition of additional mineral claims and the taking to patent of a number of the claims acquired and to be acquired by the Company in the future. However, the Company did not engage in any material operations during the fiscal year ended December 31, 1998, and elected to cease maintaining its mining properties and reconsidered the business plan of the Company.

     The Company is also a General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Timber Partnership") which intends to harvest timber and develop certain mineral resources on claims presently owned or controlled by the Company and on properties presently owned by the United States government to be patented by the Company. During the three months ended March 31, 1999, the Timber Partnership only engaged in administrative activities.

     The Company has considered altering its business plan to that of either (i) locating and merging with another company who is seeking to merge with an entity whose securities are presently trading, or (ii) changing the principal business of the Company.

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

     The Company is expected to operate at a loss for the remainder of the fiscal year until either (i) the Company successfully merges with a nonaffiliated entity; or (ii) the Company is successful in funding the Mongolian Project.

     The Company expects to continue without any cash revenues for at least the present fiscal year and will satisfy its cash requirements by loans and advances from the Timber Partnership and/or officers and directors of the Company, provided that the Company successfully finances the Mongolian Project or the Company successfully engages in another business opportunity either by merger or acquisition of assets. At present, the Company's financial resources are not sufficient to fund the Mongolian Project. In order to satisfy the Company's capital requirements to fund the Mongolian Project, it will be necessary for the Company to obtain additional financing in the minimum estimated amount of $2.5 million. Management of the Company is continuing to seek prospective lenders to fund the Mongolian Project. As of the date of this report, management is negotiating with prospective lenders to finance the Mongolian Project. However, in the event the Company is unable to finance the Mongolian Project, management will seek out other viable business opportunities by way of merger or acquisition in order to provide the Company's shareholders with liquidity.

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

                 EX-27            Financial Data Schedule

         (b)      Reports on Form 8-K

                  None



YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited        Audited
                                               March 31,     December 31,
                                                 1999            1998
                                              ---------       -----------
ASSETS
  Current Assets
    Cash                                      $     185       $       215
                                              ---------       -----------

  Total Current Assets                              185               215

  Other Assets
    Investment-Mining Properties                182,910           182,910
                                              ---------       -----------
  Total Other Assets                            182,910           182,910
                                              ---------       -----------
TOTAL ASSETS                                  $ 183,095       $   183,125
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                            110,116           106,772
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Shareholder Loans - Note Payable             29,406            29,406
    Current Portion-Long Term Debt                    0                 0
                                              ---------       -----------
  Total Current Liabilities                     159,522           156,178

  Long-Term Liabilities
    Long Term Debt                                    0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
Total Liabilities                             $ 159,522       $   156,178

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666

  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0








                                              Unaudited        Audited
                                               March 31,      December 31,
                                                 1999            1998
                                              ---------       -----------
  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           304,663           304,663

  Deficit Accumulated During
    the Development Stage                      (286,756)         (283,382)
                                              ---------       -----------
Total Shareholders' Equity                    $  23,573       $    26,947
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 183,095       $   183,125
                                              =========       ===========

The accompanying notes are an integral part of these financial statements.





YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the        For the       June 10, 1988
                              Three Months   Three Months      (Inception)
                                  Ended          Ended             Thru
                                March 31,      March 31,         March 31,
                                  1999           1998              1999
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                          30              0                 509
  Legal and Accounting                 495          1,699              53,837
  Director Fees                          0              0                 800
  Office Expense                        19              0               7,480
  Stock Fees and Other Costs             0              0              10,007
  Administration/Consulting          2,797              0             118,648
  Mining Assessments and Fees            0              0              75,479
  Bad Debt                               0              0               6,250
  Rent/Telephone                        33              0              12,246
                              ------------   ------------   -----------------

Total Expenses                       3,374          1,699             286,756

Net (Loss) Accumulated During
  the Development Stage       $     (3,374)        (1,699)           (286,756)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $             (*)


*Less than $0.004 Per Share.

The accompanying notes are an integral part of these financial statements.




YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the       For the      June 10, 1988
                                 Three Months  Three Months     (Inception)
                                     Ended         Ended            Thru
                                   March 31,      March 31,       March 31,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $     (3,374)  $    (1,699)   $    (286,756)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    (Decrease) Increase in
      Accounts Payable                  3,344         1,699          110,116
    Decrease (Increase) in
      Accounts Receivable                   0             0                0
    Decrease (Increase) in
      Loans to Shareholder                  0             0           29,406
                                 ------------   -----------    -------------
  Net Cash Flows Used
    By Operating Activities               (30)            0         (147,234)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (305,410)
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Investing Activities                   0             0         (305,410)

Cash Flows From
  Financing Activities:
    Loans from LP Investors                 0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0             0          (45,000)
    Proceeds From Sale of Stock             0             0          309,029
                                 ------------   -----------    --------------
Net Cash Flows Provided
  By Financing Activities                   0             0          451,529
                                 ------------   -----------    --------------

Net Increase (Decrease) in Cash           (30)            0              185
                                 ------------   -----------    -------------



Cash at Beginning of Period               215         1,022                0
                                 ------------   -----------    -------------

Cash at End of Period            $        185   $     1,022    $         185
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

Organization:
-------------

On June 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the Annual Shareholder's Meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

Initial Public Offering:
------------------------

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

Note 3 - Yaak River Resources Timber Division, Limited Partnership:
         ---------------------------------------------------------

On August 14, 1992, the Company formed a limited partnership, Yaak River Resources Timber Division L.P. (the Partnership), a Colorado limited partnership, with subscriptions for 40 Units at $5,000.00 per Unit for an aggregate price of $200,000. Each Unit contains 1/40th interest in the Partnership and 150,000 shares of Series A Common Stock of the Company. The Company is the general partner of the Partnership. As a part of the formation of the Partnership, the Company agreed to reserve 6,000,000 shares of its Series A Common Stock for the Partnership. Said 6,000,000 shares of Series A Common Stock represents the shares offered in the Units issued by the Partnership. The Partnership was formed for the purpose of developing certain available natural resources on properties under the management of the Company.

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

                                        YAAK RIVER RESOURCES, INC.
                                        (Registrant)

                                        Dated:   August 4, 1999



                                        By:  s/Wm. Ernest Simmons
                                           -----------------------------------
                                           Wm. Ernest Simmons
                                           President

                           YAAK RIVER RESOURCES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................14