Form 10QSB
period 1999-09-30
YAAK RIVER RESOURCES INC
filed 1999-11-10
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 56,666,000 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

         The Company generated no revenues from its operations during the nine month period ended September 30, 1999, and the Company is considered a development stage company.

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

         The Company is also a General Partner of the Yaak River Resources, Timber Division, L.P., a Colorado limited partnership (the "Timber Partnership") which intends to harvest timber and develop certain mineral resources on claims presently owned or controlled by the Company and on properties presently owned by the United States government to be patented by the Company. During the nine months ended September 30, 1999, the Timber Partnership only engaged in administrative activities.

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

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited        Audited
                                             September 30,   December 31,
                                                 1999            1998
                                              ---------       -----------
ASSETS
  Current Assets
    Cash                                      $       0       $       215
                                              ---------       -----------

  Total Current Assets                                0               215

  Other Assets
    Investment-Mining Properties                182,910           182,910
                                              ---------       -----------
  Total Other Assets                            182,910           182,910
                                              ---------       -----------
TOTAL ASSETS                                  $ 182,910       $   183,125
                                              =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accounts Payable                            114,716           106,772
    Advance from (YRML) Purchase,
      1.5 Units                                  20,000            20,000
    Shareholder Loans - Note Payable             35,924            29,406
    Current Portion-Long Term Debt                    0                 0
                                              ---------       -----------
  Total Current Liabilities                     170,640           156,178

  Long-Term Liabilities
    Long Term Debt                                    0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
Total Liabilities                             $ 170,640       $   156,178

Shareholder's Equity

  Series A Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  56,666,000 Shares                               5,666             5,666

  Series B Common Stock, Par Value
  $.0001 Per Share; 250,000,000 Shares
  Authorized; Issued and Outstanding -
  None                                                0                 0







                                              Unaudited        Audited
                                             September 30,   December 31,
                                                 1999            1998
                                              ---------       -----------

  Preferred Stock, Par Value $.0001 Per
  Share; 50,000,000 Shares Authorized;
  Issued and Outstanding - None                       0                 0

  Capital Paid in Excess of Par Value           304,663           304,663

  Deficit Accumulated During
    the Development Stage                      (298,059)         (283,382)
                                              ---------       -----------
Total Shareholders' Equity                    $  12,270       $    26,947
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 182,910       $   183,125
                                              =========       ===========

The accompanying notes are an integral part of these financial statements.




YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                      June 10, 1988
                               Nine Months      For the        (Inception)
                                  Ended       Year Ended           Thru
                              September 30,   December 31,     September 30,
                                  1999           1998              1999
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Expenses
  Amortization                           0              0               1,500
  Bank Charges                          57             80                 536
  Legal and Accounting               6,873          6,786              60,215
  Director Fees                          0              0                 800
  Office Expense                        19            523               7,480
  Stock Fees and Other Costs            80             25              10,087
  Administration/Consulting          7,586         68,864             123,437
  Mining Assessments and Fees            5            184              75,484
  Bad Debt                               0          2,250               6,250
  Rent/Telephone                        57              0              12,270
                              ------------   ------------   -----------------

Total Expenses                      14,677         78,712             298,059

Net (Loss) Accumulated During
  the Development Stage       $    (14,677)       (78,712)           (298,059)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             56,666,000     56,666,000         56,666,000

Net Loss Per Share            $         (*)   $        (*)  $             (*)


*Less than $0.01 Per Share.

The accompanying notes are an integral part of these financial statements.




YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                                For the        For the
                                             Three Months   Three Months
                                                 Ended          Ended
                                             September 30,  September 30,
                                                 1999           1998
                                             ------------   ------------
Income                                       $          0   $          0

Expenses
  Amortization                                          0              0
  Bank Charges                                          0              0
  Legal and Accounting                              1,057          1,290
  Director Fees                                         0              0
  Office Expense                                        0             78
  Stock Fees and Other Costs                            0              0
  Administration/Consulting                         3,283              0
  Mining Assessments and Fees                           0             25
  Bad Debt                                              0              0
  Rent/Telephone                                        0              0
                                             ------------   ------------

Total Expenses                                      4,340          1,393

Net (Loss) Accumulated During
  the Development Stage                      $     (4,340)  $     (1,393)
                                             ============   ============
Weighted Average Number of
  Shares Outstanding                           56,666,000     56,666,000

Net Loss Per Share                           $         (*)   $        (*)


*Less than $0.01 Per Share.

The accompanying notes are an integral part of these financial statements.





YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                    June 10, 1988
                                 Nine Months      For the       (Inception)
                                     Ended      Year Ended         Thru
                                 September 30,  December 31,   September 30,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net (Loss) Accumulated
      During Development Stage   $    (14,677)  $   (78,712)   $    (298,059)
    Amortization and Depreciation           0             0            1,500
    Organization Costs                      0             0           (1,500)
    (Decrease) Increase in
      Accounts Payable                 10,711        66,316          114,716
    Decrease (Increase) in
      Accounts Receivable                   0         2,200                0
    Decrease (Increase) in
      Loans to Shareholder              3,751         9,389           35,924
                                 ------------   -----------    -------------
  Net Cash Flows Used
    By Operating Activities              (215)         (807)        (147,419)

Cash Flows From
  Investing Activities:
    Investment Purchase                     0             0         (304,110)
                                 ------------   -----------    -------------
Net Cash Flows Used
  By Investing Activities                   0             0         (304,110)

Cash Flows From
  Financing Activities:
    Loans from LP Investors                 0             0           20,000
    Proceeds From Long-Term Debt            0             0          167,500
    Payment of Long-Term Debt               0             0          (45,000)
    Proceeds From Sale of Stock             0             0          309,029
                                 ------------   -----------    --------------
Net Cash Flows Provided
  By Financing Activities                   0             0          451,529
                                 ------------   -----------    --------------

Net Increase (Decrease) in Cash          (215)         (807)               0
                                 ------------   -----------    -------------



Cash at Beginning of Period               215         1,022                0
                                 ------------   -----------    -------------

Cash at End of Period            $          0   $       215    $           0
                                 ============   ===========    =============

The accompanying notes are an integral part of these financial statements.


                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                Setember 30, 1999
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:
       -------------------------------------------------------------

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

                                        YAAK RIVER RESOURCES, INC.
                                        (Registrant)

                                        Dated:   November 9, 1999



                                        By:   s/Wm. Ernest Simmons
                                           --------------------------
                                           Wm. Ernest Simmons
                                           President

                           YAAK RIVER RESOURCES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................15