Form 10KSB
period 1999-12-31
YAAK RIVER RESOURCES INC
filed 2000-04-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended: DECEMBER 31, 1999

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to


                  Commission file number:  33-28106

                      YAAK RIVER RESOURCES, INC.
            ----------------------------------------------
            (Name of small business issuer in its charter)

         COLORADO                          84-1097796
 --------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

            2501 EAST THIRD STREET, CASPER, WYOMING 82609
     -----------------------------------------------------------
     (Address of principal executive offices, including zip code)

                           (307) 235-0012
                     ---------------------------
                     (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X     No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $ 0 .

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of April 11, 2000, was approximately $705,000.

As of December 31, 1999, 56,666,000 shares of common stock, par value $0.0001 per share, were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-28106, as amended, is incorporated into Parts I and IV of this Report.

Annual Report of Form 10-KSB for the fiscal year ended December 31, 1992, is incorporated into Part IV of this Report

Transitional Small Business Disclosure Format:       Yes___     NO
X

This Form 10-KSB consists of 23, including F-1 through F-8, plus three additional pages as exhibits. Exhibits are indexed at page 13.


                                PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

      Yaak River Resources, Inc. (the "Registrant" or the
"Company"), was incorporated under the laws of the State of Colorado under the name Andraplex Corporation on June 10, 1988, for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

      The Company completed its initial public offering in November of 1989. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates and other business opportunities.

HISTORICAL BUSINESS PLAN AND BUSINESS OPERATIONS

      From 1993 through 1998, the Company was a development-stage enterprise that sought to engage in the mining of gold and other precious and base metals. Toward that objective, the Company acquired a number of mining properties located in or near the Yaak Mining District in Lincoln County, Montana.

      Together with its other activities, the Company sought to obtain financing for development and operating purposes. Those efforts, however, failed to raise adequate working capital from outside sources. An insufficiency of capital, combined with regulatory impediments (see "Management's Re-evaluation of the Company's Historical Plan," below), prevented commencement of significant mining operations.

      Management investigated other business properties and prospects, both domestic and international. Those investigations did not succeed in identifying a business opportunity that, on balance, appeared to management to be feasible for the Company to pursue.

MANAGEMENT'S RE-EVALUATION OF THE COMPANY'S HISTORICAL PLAN

      Two powerful forces combined to frustrate achievement of the Company's historical objectives.

      First, the world-wide markets for the metals that were the targets of the Company's historical plan have been weak for a number of years. Depressed prices in those markets are thought by reputable economists to be likely to prevail for an indefinite period of time.

      Second, both historical and rapidly evolving regulatory impediments either prevented commencement of the Company's intended operations, or increased the Company's projected expenses enough to render the Company's business plan impracticable.

      Maintenance expenses and taxes associated with the Company's mining properties represented an ongoing source of negative cash flow for the Company. That rendered it impracticable for the Company to continue to hold the properties merely to preserve the distant prospect of favorable future circumstances.

      Owing to the perceived impracticability of continuing to pursue the Company's historical business plan, management determined it to be in the best interests of the Company and its shareholders that the plan be abandoned, and that the Company dispose of its mining properties. In place of the historical plan, management has adopted the new plan summarized under "New Plan of Operations," "New Properties," and "Summary Description of Possible Plan of Operations for the New Properties," below.

DISPOSITION OF HISTORICAL PROPERTIES

      As a result of management's determination to abandon the Company's historical business plan, the Company's board of directors resolved to sell its Montana mining properties. The sale was consummated on July 1, 1999. The buyer was Wm. Ernest Simmons, a long-time officer and director of the Company. The purchase price consisted of the forgiveness by Mr. Simmons of the entirety of the Company's indebtedness to him. That indebtedness was in the total amount of $100,000.

      Because of the circumstances outlined above, the Company's board of directors determined that the Company's mining properties had a fair value no greater than the amount of the Company's debt to Mr. Simmons. On this basis, the board concluded that the terms of the sale of the mining properties to Mr. Simmons were fair to the Company and its shareholders.

NEW PLAN OF OPERATIONS

      Following disposition of the Company's historical properties, management adopted a new plan of operations. The new plan has two aspects. Management intends to pursue both of those aspects on a concurrent basis until such time as it appears that the Company has a strong prospect of carrying one of the aspects to a successful conclusion.
      First, management intends to seek out and pursue a business combination with one or more existing private business enterprises that may wish to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

      Second, management intends to seek opportunities to develop certain real estate holdings that have been acquired by the Company.
 See "New Properties," below. Both the risks and the potential rewards of this real-estate-development possibility are substantial.
 See "Summary Description of Possible Plan of Operations for the New Properties," below.

      Management is unable at this time to predict which of the two aspects of its current business plan will prove to be the more attractive one as events unfold. A full assessment of the needs and the potentials of the real-estate-development possibility, in particular, has not yet been made. Management intends to begin to make such an assessment in the near future.

NEW PROPERTIES

      In 1999, a real-estate development business opportunity in Teller County, Colorado, was brought to management's attention. The nucleus of the opportunity consisted of the availability of 91 unimproved lots zoned for residential development. The lots comprise a total of approximately 4.7 acres of land. They are located in the scenic Pike's Peak region approximately six miles by road from the historic mining town of Cripple Creek, Colorado, and approximately 40 miles by highway from the Colorado Springs metropolitan area.

      The Company acquired the lots on September 25, 1999, from Donald J. Smith of Casper, Wyoming. Mr. Smith was elected to be a Director of the Company at the Company's 1999 Annual Meeting of Shareholders held on December 18, and was then appointed by the Board of Directors to serve as President of the Company. See the biographical information about Mr. Smith presented in Item 9., below. In connection with the purchase, the Company's board of directors deemed the lots to have a total value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company's common stock.

SUMMARY DESCRIPTION OF POSSIBLE PLAN OF OPERATIONS FOR THE NEW
PROPERTIES

      A.     Economic Concept.

       The economic theory that underlies the
real-estate-development aspect of the Company's new business plan has three bases.

       The primary basis of the plan is found in the local economy of Cripple Creek, Colorado. In 1991, limited-stakes gaming became legal in three historical mining communities in Colorado. Cripple Creek is one of the three. Since limited-stakes gaming became legalized, Cripple Creek has developed an active casino business. This activity has created a growing demand for residential housing, particularly among casino workers but also among service workers in businesses, such as the food and beverage businesses, that are supported by the casino trade. Management believes that the supply of existing housing to meet this demand is very limited.

       Two additional economic bases for the real-estate-development aspect of the Company's new business plan are of lesser significance, but deserve nevertheless to be identified. The first of these lies in the ongoing geographical expansion of the Colorado Springs residential base.

       The second additional basis lies in the local, regional, national, and worldwide demand for second homes and vacation homes in areas having attractive natural or historical settings. Management believes that the sources of this demand include (i) the strength of the U.S. economy, (ii) new concentrations of wealth created by the success of the U.S. stock markets in general, and by the phenomenon of tech-company stock options and the like, (iii) substantial inter-generational wealth transfers to the so-called baby-boomer generation, (iv) low interest rates, and (v) availability of the mortgage-interest deduction. Management believes that the historical and natural attractions of the Pike's Peak region, together with reasonable proximity to the business and transportation hub of Colorado Springs, form a base from which this demand can be exploited.

      B.     Change in Company Management

       The business experience and ambitions of the Company's historical management team have been directed primarily toward the mining industry. This management team was replaced at the 1999
Annual Meeting of Shareholders.

       The slate of Directors elected at the Annual Meeting, on the other hand, includes individuals whose primary business experience and ambitions lie in the field of real-estate management and development. See the biographical information about Messrs. Sandison and Smith presented in Item 9., below. In addition, Mr. Smith was the source of the Company's new properties. See "New Properties," above. This profile of capability is not a mere coincidence; it is, rather, part and parcel of the Company's new business plan.

      C.     Alternative Approaches to Development of the New
             Properties

       Management is in the early stages of evaluating the tack it intends to take to exploit the new properties. Critical issues as to financing, staffing, identification of development partners or builders, and the like, have not advanced beyond the discussion stage. As a result, management's intentions with respect to the new properties can be described only in outline form. It is more likely than not that those intentions will undergo considerable change in the near term.

       Subject to those limitations, management currently believes that possible business strategies include the following:

       1. The Company could contract with, or enter into a joint venture with, a development firm to develop the entire package of lots.

       2. The Company could market the lots directly to consumers through local, regional, or national promotions.

       3.    The Company could "gin up" to be its own prime contractor.

       4. Instead of trying to develop the property as a whole, the Company could act as a custom builder or a spec.
             builder for individual lots, one by one.

       Development might consist of stand-alone residences, multi-unit housing, or mobile-home parks.


      D. Financial Requirements of the Alternatives Listed in C, above

       The Company's new properties are in an unimproved state. The greatest initial cost associated with any of the options listed above, therefore, would be that of installing streets and utilities.
 Management estimates that the cost of such basic improvements would be in the range of $4 million to $5 million. The Company's new properties lie many miles by mountain highway from the nearest sources of building materials and equipment. As a result, the cost of transportation would be a significant component of the overall cost of basic improvements. Management believes that this cost is among the factors that have inhibited other developers from attempting to satisfy the sizeable, unmet demand for housing that became obvious in Cripple Creek beginning in 1991.

       Aside from capital required to meet the costs of basic improvements, substantial capital would be required to implement most of the alternatives listed in C, above. The Company does not currently have sources for such capital, and there is no certainty that such sources will become available in the future.

       Management has held preliminary discussions with possible conventional and venture-capital lenders. In those discussions, the lenders have expressed a preference to offer financing only with respect to the most desirable of the lots contained in the new properties, and have insisted that the Company subordinate its interest in the properties in favor of project financing. In such circumstances, a failure of the project would result in foreclosure on the project financing, and a consequent loss by the Company of its interest in the properties. Management does not believe a risk of this magnitude to be appropriate for a public corporation and, therefore, determined not to consider such subordination. The Company's unwillingness to subordinate its interest in the properties to providers of project financing will limit the Company's ability to obtain capital to develop the properties.

      E.     Other Special Business Risks Associated with the New Plan

       In addition to the financial risks described in D, above, the real-estate-development aspect of the new business plan outlined in this section entails a high degree of business risk. Among the risk factors are:

       1. Interest rate increases, which are likely to have a negative impact upon:

             a. the availability of purchase financing to potential buyers of improved or unimproved properties of the Company; and

             b. the availability of project financing to the Company or its contractors.

       2. Changes in tax laws that might result, for example, in a loss or diminution of the mortgage-interest deduction.

       3. A downturn in the local or general U.S. economies, thus depressing demand for developed or unimproved properties.

       4. Competition from other development projects, both local and regional. See "Competition," below.

COMPETITION

      The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company.

      Similarly, the Company is and will remain an insignificant participant among the firms that engage in real estate development. In this line of business, too, many established concerns have greater financial and personnel resources and technical expertise than the Company.

      In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

EMPLOYEES

      The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Item 10. EXECUTIVE COMPENSATION."


ITEM 2.      DESCRIPTION OF PROPERTY

      See "Item 1. DESCRIPTION OF BUSINESS -- New Properties."

      The Company has been provided office space in the offices of its President, for which it pays no rent.


ITEM 3.      LEGAL PROCEEDINGS

      The Company is not a party to any threatened or pending legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual meeting of the shareholders of the Company was held on December 18, 1999. At the meeting, each of Donald J. Smith,
James K. Sandison, and Frank J. Ruberto was elected to be a Director of the Company.

      In addition, the transaction by which the Company disposed of its historical mining properties on July 1, 1999, was submitted to the shareholders for ratification. See "Item 1. DESCRIPTION OF
BUSINESS -- Disposition of Historical Properties."

      Of the 56,666,000 shares eligible to vote on the matters described above, a total of 54,431,656 shares were represented at the meeting, in person or by proxy. With respect to each of those matters, the number of votes cast for, against, or withheld, as well as the number of absentions and broker non-votes, were as set forth in the table presented below.

          Matter                    Votes
                                    Cast For         Votes        Abstentions
                                                     Cast         and
                                                     Against      Broker Non-Votes
                                                     or Withheld
          -------------------       ----------       -----------  ----------------
          Election of               53,656,456       0            775,200
          Donald J.
          Smith as a Director

          Election of               53,656,456       0            775,200
          James K.
          Sandison as a Director

          Election of               53,656,456       0            775,200
          Frank J.
          Ruberto as a Director

          Ratification              53,656,456       0            775,200
          of Disposition
          of Mining Assets

         Subsequent to the meeting, however, Mr. Ruberto chose to resign as a director. To fill the vacancy created by his resignation, Messrs. Smith and Sandison took action on December 21, 1999, to appoint Robert Pike to serve as the third director. See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

                              PART II

   ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

   MARKET INFORMATION

         The Company's Units, (consisting of one share of Series A Common Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant), and the Company's Series A Common Stock are traded on the over-the-counter market on the "Electronic Bulletin Board" operated by the National Association of Securities Dealers, Inc., under the symbols YAAKU and YAAKA, respectively. The Company's securities began trading during the first quarter of the Company's fiscal year 1992. The reported high and low bid prices for the Company's Units for the previous two fiscal years are set forth below. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                Units:
                                          Bid Price
                      Date             High         Low

                March 31, 1998         $.012       $.0005
                June 30, 1998          $.012       $.0005
                September 30, 1998     $.012       $.0005
                December 31, 1998      $.012       $.0005

                March 31, 1999         $.02        $.01
                June 30, 1999          $.02        $.01
                September 30, 1999     $.02        $.02
                December 31, 1999      $.095       $.02

         As of April 10, 2000, the Company had six market makers for its securities.

         The Company's securities are classified as "designated securities," which classification places significant restrictions upon broker-dealers desiring to make a market in such securities. As a result, it may be difficult for management to continue to interest market makers in the Company's securities. These difficulties may continue until such time as the Company is able to meet the criteria to qualify as a non-designated security, so that market makers may trade without complying with the stringent requirements applicable to designated securities.

         The Class A Warrant included in the Company's Units is exercisable at a price of $.05 per share until July 6, 2001, unless otherwise extended by the Board of Directors. The Class B Warrant is exercisable at a price of $.10 per share until July 6, 2001, unless otherwise extended by the Board of Directors. The respective exercise prices of the Warrants may be lowered but not increased at the discretion of the Company's Board of Directors.

   HOLDERS

         At December 31, 1999, the Company had 41 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

   DIVIDENDS

         The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

   UNREGISTERED SALES OF EQUITY SECURITIES

         During the fiscal year ended December 31, 1999, the Company sold 23,168,000 shares of Common Stock that were held in the treasury of the Company. For information as to this transaction, see "Item 1. DESCRIPTION OF BUSINESS -- New Properties."


   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
   OPERATIONS.

         See "Item 1. DESCRIPTION OF BUSINESS -- New Plan of
   Operations," "Item 1. DESCRIPTION OF BUSINESS -- New
   Properties," and "Item 1. DESCRIPTION OF BUSINESS -- Summary
   Description of Possible Plan of Operations for the New
   Properties."


   ITEM 7.      FINANCIAL STATEMENTS

         Please see pages F-1 through F-8.


   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                             PART III

   ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                THE EXCHANGE ACT

         The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

             Name                   Age      Positions Held and Tenure
             -----------------     ----      -------------------------
             Donald J. Smith         53      President and a Director
                                              since December 18, 1999

             Robert Pike             70      Vice President and a Director
                                              since December 21, 1999

             James K. Sandison       62      Secretary, Treasurer, and
                                              a Director since December
                                              18, 1999

   BUSINESS EXPERIENCE

         Set forth below is a brief account of the education and business experience during at least the past five years of each of the Company's directors and executive officers, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

   BIOGRAPHICAL INFORMATION

         DONALD J. SMITH. Mr. Smith has been President and a Director of the Company since December 18, 1999. He has owned and managed Smith and Associates, a real estate brokerage firm located in Casper, Wyoming, since 1981, and he is a Wyoming-licensed real estate broker. Mr. Smith is an entrepreneur and has served as a Board Member on the boards of several companies focused on real estate investments and development. From approximately May of 1995 until July of 1998, he was a director of Sigma-7 Products, Inc., a currently inactive public corporation having its headquarters in Findley, Minnesota.

         ROBERT PIKE. Mr. Pike has been Vice President and a Director of the Company since December 21, 1999. Mr. Pike is a retired banker. For more than the past five years, he has been an investor. Also for more than the past five years, Mr. Pike has been President and sole owner of Bob Pike Associates, Inc., a real estate consulting and inspection firm, based in Englewood, Colorado, that serves financial institutions.

         JAMES K. SANDISON. Mr. Sandison has been Secretary, Treasurer, and a Director of the Company since December 18, 1999. He has been employed as manager of The Hilltop Shopping Center, a family owned business in Casper, Wyoming, since 1973. He has served on numerous boards and was elected to public office serving as Casper's Mayor and as a City Council Member. Mr. Sandison also served as Chairman of the Natrona County Commissioners from 1991 to 1993. He is a Director of Hilltop National Bank. Mr. Sandison earned a Bachelor of Science in Business Administration Degree from the University of Wyoming in 1963.

   ITEM 10.     EXECUTIVE COMPENSATION

   CASH COMPENSATION

         During the fiscal year ended December 31, 1999, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   COMPENSATION PURSUANT TO PLANS

         None.

   OTHER COMPENSATION

         None.

   COMPENSATION OF DIRECTORS

         None.

   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         None.


   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         As of December 31, 1999, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.0001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the officers and directors of the Company as a group.

          Name and Address of     Number of Shares    Percentage
            Beneficial Owner     Owned Beneficially    of Class
          -------------------    ------------------   ----------
          Donald J. Smith             27,519,120(1)      48.6%
          2501 E. Third St.
          Casper, WY  82609

          Yaak River Resources,        6,000,000         10.6%
            Timber Division, L.P.
          830 S. Kline Way
          Lakewood, CO  80226

          Eric J. Sundsvold            4,349,605(2)       7.7%
          5121 S. Ironton Way
          Englewood, CO  80111

          All officers and directors  27,519,120         48.6%
          as a group (three persons)

   (1) The figure shown includes 10,000 shares held in the name of Suvo Corp. Mr. Smith is the owner of Suvo Corp.

   (2) The figure shown includes 47,500 shares held in the name of Mr. Sundsvold as custodian for Shawn N. Sundsvold pursuant to a transaction effected under the Uniform Gifts to Minors Act. Shawn N. Sundsvold is the son of Mr. Sundsvold. Mr. Sundsvold disclaims beneficial ownership of these shares. The figure shown also includes 949,000 shares held in Mr. Sundsvold's Individual Retirement Account.


   CHANGES IN CONTROL

         The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended December 31, 1999, the Company engaged in two substantial related-party transactions.

         On July 1, 1999, the Company sold its Montana mining properties for $100,000 to Wm. Ernest Simmons, who was then President and a Director of the Company. For information as to this transaction, see "Item 1. DESCRIPTION OF BUSINESS -- Disposition of Historical Properties."

         On September 25, 1999, the Company purchased 91 unimproved lots in Teller County, Colorado, for 23,168,000 treasury shares of the Company's Common Stock from Donald J. Smith who succeeded Mr. Simmons as President and Director of the Company. For information as to this transaction, see "Item 1. DESCRIPTION OF BUSINESS -- New Properties."

         Except as described above, there were no transactions, or series of transactions, for the fiscal year ended December 31, 1999, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

                              PART IV

   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

  Exhibit No.         Description                      Location
  -----------   -------------------------    -------------------------------
     3.1        Articles of Incorporation    Incorporated by reference to
                                             Exhibit 3.1 to the Registrant's
                                             Registration Statement on Form
                                             S-18, Registration No. 33-28106,
                                             effective July 21, 1989

     3.2        Bylaws                       Incorporated by reference to
                                             Exhibit 3.2 to the Registrant's
                                             Registration Statement on Form
                                             S-18, Registration No. 33-28106,
                                             effective July 21, 1989

     3.3        Amendment to Articles of     Incorporated by reference to the
                Incorporation                Company's Annual Report on From
                                             10-KSB for the fiscal year ended
                                             December 31, 1992

     4.1        Rights of Stockholders       Included in Exhibits 3.1, 3.2, and
                                             3.3, above.

    10.1        Bill of Sale for Montana     Page 24 of this Report
                mining properties, in the
                form of a letter from
                Wm. Ernest Simmons dated
                April 10, 2000

    10.2        Quitclaim Deed executed      Page 25 of this Report
                by Donald J. Smith on
                September 25, 1999, with
                respect to Teller County,
                Colorado, properties

   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

PART II  FINANCIAL INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

       (a) The audited financial statements of registrant for the year ended December 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.



                       YAAK RIVER RESOURCES, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                            December 31, 1999



To the Board of Directors
Yaak River Resources, Inc.


We have examined the accompanying balance sheets of Yaak River Resources, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period June 10, 1988 (inception), through December 31, 1999, and the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the period June 10, 1988 (inception), through December 31, 1999, and the fiscal years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in
Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. As of December 31, 1999, the Company has lost $298,586 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
March 6, 2000

                          Yaak River Resources, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET


                                                    December 31,  December 31,
                                                       1999          1998
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $       -     $     215
   Investment - Properties                              35,743       182,910
                                                     ---------     ---------

     Total current assets                               35,743       183,125
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  35,743       183,125
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $   2,000     $ 106,772
    Advance from (YRML) Purchase, 1.5 Units                  -        20,000
    Shareholder Loans                                   22,000        29,406
                                                      --------      --------
    Total current liabilities                           24,000       156,178


STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     56,666,000                                          5,666         5,666
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 304,663       304,663
   Deficit accumulated
     during the development stage                     (298,586)     (283,382)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              11,743        26,947
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  35,743     $ 183,125
                                                     =========      ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                       Yaak River Resources, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS



                                   For the        For the         June 10, 1988
                                   Year Ended     Year Ended      (Inception)
                                   December 31,   December 31,    thru December
                                   1999           1998            31, 1999
                                   ------------   ------------    ------------
REVENUES                           $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                              56             80             535
  Legal & Accounting                    5,562          6,786          58,904
  Director Fees                             -              -             800
  Office Expense                          382            523           7,843
  Stock Fees & Other Costs                 65             25          10,072
  Administration/Consulting             9,139         68,864         124,990
  Mining Assessments & Fees                 -            184          75,479
  Bad Debt                                  -          2,250           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------

      Total Expenses                   15,204         78,712         298,586


NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $ (15,204)     $ (78,712)     $ (298,586)
                                     ========       ========       =========

NET LOSS PER COMMON SHARE
  IS LESS THAN $.002                $      *       $      *       $       *
                                     ========       ========        ========

        The accompanying notes are an integral part of the financial statements.
                                      F-3

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss for the year
  Ended December 31,
  1989                         -      -            -          (3,765) (3,765)

Net Loss for the year
  Ended December 31,
  1990                         -      -            -         (10,129)(10,129)

Net Loss for the year
  Ended December 31,
  1991                         -      -            -            (300)   (300)

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss for the year
  Ended December 31,
  1992                         -      -             -        (47,589)(47,589)

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss for the year
  Ended December 31,
  1993                         -      -             -        (54,951)(54,951)

Net Loss for the year
  Ended December 31,
  1994                         -      -             -        (26,293)(26,293)

Net Loss for the year
  Ended December 31,
  1995                         -      -             -        (17,764)(17,764)


Net Loss for the year
  Ended December 31,
  1996                         -      -         7,500        (19,842)(12,342)


Net Loss for the year
  Ended December 31,
  1997                         -      -             -        (24,037)(24,037)

Net Loss for the year
  Ended December 31,
  1998                         -      -             -        (78,712)(78,712)

Net Loss for the year
  Ended December 31,
  1999                         -      -             -        (15,204)(15,204)
                         ------- ------    ----------       --------  ------

Balance - December 31,
          1999        56,666,000 $5,666     $ 304,663      $(298,586)$11,743
                      ========== ======      ========       ========  ======

        The accompanying notes are an integral part of the financial statements.
                                 F-4

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the        For the       June 10, 1988
                                   Year Ended     Year Ended   (Inception) to
                                   December 31,   December 31,  December 31,
                                   1999           1998          1999
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $     (15,204)  $   (78,712)   $    (298,586)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    (Decrease) Increase in
      Accounts Payable                (104,772)       66,316            2,000
    Decrease(Increase) in
      Accounts Receivable                    -         2,200                -
    (Decrease) Increase in
      Loans to Shareholder              (7,406)        9,389           22,000
                                       -------      --------          -------

  Net cash flows used in
   operating activities               (127,382)        (807)         (274,586)

CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net        147,167            -           147,167
   Investment Purchase                       -            -          (305,410)
                                       -------      -------         ---------

  Net cash used in
   investing activities                147,167            -          (158,243)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                   -             -            1,800
  Loan from LP Investors               (20,000)            -                -
  Proceeds from Long-Term Debt               -             -          167,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock                -             -          308,529
                                     ---------      --------        ---------

  Net cash flows provided by
   financing activities                (20,000)            -          432,829
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                                (215)         (807)               -

Cash at beginning of period                215         1,022                -
                                   --------------  -------------  -------------

Cash at end of period              $         -   $       215     $          -
                                   ===========  ============    =============

Supplemental Disclosure of
  Cash Flow Information:
    Cash paid during the period
     For interest                  $         -   $         -     $          -
                                    ==========    ==========      ===========
    Cash paid during the period
     For income taxes              $         -   $         -     $          -
                                    ==========    ==========      ===========

Noncash Investing and financing activities:
   In 1999, the Company exchanged properties with a book value of $182,910 to a related party in payment of liabilities of $147,167 and land with book value of $35,743.

    The accompanying notes are an integral part of these financial statements.
                                     F-5

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1999

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Development Stage Company

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").
Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

The Company's fiscal year end is December 31.

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

Cash and Cash Equivalents:

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

Note 2 - Purchase of Properties:

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

On November 20, 1999, the Company voted to close the Con Tolman Memorial Trust and exchange 23,168,000 shares for 92 building lots in Victor, Colorado. The remaining 832,000 shares were transferred to Yaak River Resources, Nevada in lieu of payment of shareholder loans.

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

On November 20, 1999, the Company voted to terminate the Partnership and asset interests be distributed prorata to each partner.

Note 4 - Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

      At December 31, 1999, the Company had net operating loss carryforwards of approximately $298,586 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

                        2008                  $  14,194
                        2009                     47,589
                        2009                     54,951
                        2008                     26,293
                        2009                     17,764
                        2010                     19,842
                        2011                     24,037
                        2012                     78,712
                        2013                     15,204
                                                 ------

                                               $298,586
                                                =======

Note 5 - Net (Loss) Per Common Share:

The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

NOTE 6 - Going Concern:

As of December 31, 1999, the Company has incurred net losses of $298,586. In view of these matters, the future success of the Company is likely to be dependent on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Date:  April 13, 2000               YAAK RIVER RESOURCES, INC.


                                       By: /s/       Donald J. Smith
                                           -------------------------
                                           Donald J. Smith, President



          Pursuant to the requirements of the Securities Exchange
   Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                    Title                               Date
-------------------    ------------------------               -----------------
/s/Donald J. Smith     President and a Director               April 13, 2000
------------------     (Principal Executive Officer)
Donald J. Smith


/s/James K. Sandison   Secretary, Treasurer, and a Director   April 13, 2000
--------------------   (Principal Financial Officer and
James K. Sandison       Principal Accounting Officer)


                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Date:  April 13, 2000              YAAK RIVER RESOURCES, INC.

                                      By:__________________________
                                         Donald J. Smith, President



         Pursuant to the requirements of the Securities Exchange
   Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                    Title                               Date
-------------------    ------------------------               -----------------
/s/Donald J. Smith     President and a Director               April 13, 2000
------------------     (Principal Executive Officer)
Donald J. Smith


/s/James K. Sandison   Secretary, Treasurer, and a Director   April 13, 2000
--------------------   (Principal Financial Officer and
James K. Sandison       Principal Accounting Officer)