Form 10QSB
period 2000-03-31
YAAK RIVER RESOURCES INC
filed 2000-05-11
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: MARCH 31, 2000

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to


                   Commission file number:  0-30489

                      YAAK RIVER RESOURCES, INC.
   ---------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)
         COLORADO                                         84-1097796
-------------------------------       --------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

            2501 EAST THIRD STREET, CASPER, WYOMING 82609
            ---------------------------------------------
               (Address of principal executive offices)

                           (307) 235-0012
                      -------------------------
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  _X_     No  ___


As of April 30, 2000, 59,666,000 shares of common stock, par value $0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:    Yes___     NO _X_


This Form 10-QSB consists of 16 pages. Exhibits are indexed at page 6.

                   PART I -- FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

      Please see pages F-1 through F-7.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

PLAN OF OPERATIONS

      The Company's plan of operations has two aspects. Management intends to pursue both of those aspects on a concurrent basis until such time as it appears that the Company has a strong prospect of carrying one of the aspects to a successful conclusion.

      First, management intends to seek out and pursue a business combination with one or more existing private business enterprises that may wish to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

      Second, management intends to seek opportunities to develop the Company's unimproved real estate holdings in Teller County, Colorado. See "Company Properties," below. Both the risks and the potential rewards of this real-estate-development possibility are substantial. See "Summary Description of Possible Plan of Operations for the Company's Properties," below.

      Management is unable at this time to predict which of the two aspects of its current business plan will prove to be the more attractive one as events unfold. A full assessment of the needs and the potentials of the real-estate-development possibility, in particular, has not yet been made. Management intends to begin to make such an assessment in the near future.

COMPANY PROPERTIES

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

      The Company acquired the lots on September 25, 1999, from Donald J. Smith of Casper, Wyoming. Mr. Smith was elected to be a Director of the Company at the Company's 1999 Annual Meeting of Shareholders held on December 18, and was then appointed by the Board of Directors to serve as President of the Company. In connection with the purchase, the Company's board of directors deemed the lots to have a total fair market value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company's common stock. See Note 2 of Notes to Financial Statements.

      As stated above, the Company's board of director's determined that the lots had a fair market value, at the time of their acquisition by the Company, of $162,000. The lots were acquired, however, from a person who, as a result of the acquisition, became an affiliate of the Company. In such a transaction, generally accepted accounting principles require that the lots be carried on the Company's balance sheet not at their market value or at their cost to the Company but, rather, at their historical cost to the affiliate. The affiliate/seller, Donald J. Smith, paid a total of $35,743 for the lots in 1992. Accordingly, the asset value of the lots is carried on the Company's balance sheet at that lower, historical figure. See Note 2 of Notes to Financial Statements.

SUMMARY DESCRIPTION OF POSSIBLE PLAN OF OPERATIONS FOR THE COMPANY'S
PROPERTIES

      A.     Economic Concept.

       The economic theory that underlies the
real-estate-development aspect of the Company's business plan has three bases.

       The primary basis of the plan is found in the local economy of Cripple Creek, Colorado. In 1991, limited-stakes gaming became legal in three historical mining communities in Colorado. Cripple Creek is one of the three. Subsequent to the legalization of limited-stakes gaming, Cripple Creek has developed an active casino business. This activity has created a demand for residential housing, particularly among casino workers but also among service workers in businesses, such as the food and beverage businesses, that are supported by the casino trade. Management believes that the supply of existing housing to meet this demand is very limited.

       Two additional economic bases for the real-estate-development aspect of the Company's business plan are of lesser significance, but deserve nevertheless to be identified. The first of these lies in the ongoing geographical expansion of the Colorado Springs residential base.

       The second additional basis lies in the local, regional, national, and worldwide demand for second homes and vacation homes in areas having attractive natural or historical settings. Management believes that the sources of this demand include (i) the strength of the U.S. economy, (ii) new concentrations of wealth created by the success of the U.S. stock markets in general, and by the phenomenon of tech-company stock options and the like, (iii) substantial inter-generational wealth transfers to the so-called baby-boomer generation, (iv) relatively low interest rates, and (v) availability of the mortgage-interest deduction. Management believes that the historical and natural attractions of the Pike's Peak region, together with reasonable proximity to the business and transportation hub of Colorado Springs, form a base from which this demand can be exploited.

      B.     Alternative Approaches to Development of the New
             Properties

       Management is in the early stages of evaluating the tack it intends to take to exploit the Company's properties. Critical issues as to financing, staffing, identification of development partners or builders, and the like, have not advanced beyond the discussion stage. As a result, management's intentions with respect to the properties can be described only in outline form. It is more likely than not that those intentions will undergo considerable change in the near term.

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

       4. Instead of trying to develop the properties as a whole, the Company could act as a custom builder or a spec.
             builder for individual lots, one by one.

       Development might consist of stand-alone residences, multi-unit housing, or mobile-home parks.
      C. Financial Requirements of the Alternatives Listed in B, above

       The Company's properties are in an unimproved state. The greatest initial cost associated with any of the options listed above, therefore, would be that of installing streets and utilities.
 Management estimates that the cost of such basic improvements would be in the range of $4 million to $5 million. The Company's properties lie many miles by mountain highway from the nearest sources of building materials and equipment. As a result, the cost of transportation would be a significant component of the overall cost of basic improvements. Management believes that this cost is among the factors that have inhibited other developers from attempting to satisfy the sizeable, unmet demand for housing that became obvious in Cripple Creek beginning in 1991.

       Aside from capital required to meet the costs of basic improvements, substantial capital would be required to implement most of the alternatives listed in B, above. The Company does not currently have sources for such capital, and there is no certainty that such sources will become available in the future.

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

      D.     Other Special Business Risks Associated with the
             Company's Plan of Operations

       In addition to the financial risks described in C, above, the real-estate-development aspect of the Company's business plan outlined in this section entails a high degree of business risk.
Among the risk factors are:

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

                     PART II -- OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Exhibit No.    Description         Location

          27  Financial Date Schedule

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)


                        FINANCIAL STATEMENTS

                           March 31, 2000
                            (Unaudited)

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)



                                                      March 31,   December 31,
                                                       1999          1999
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $  20,990     $       -
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               56,733        35,743
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  56,733        35,743
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $   2,000     $   2,000
    Advance from (YRML) Purchase, 1.5 Units                  -             -
    Shareholder Loans                                   22,000        22,000
                                                      --------      --------
    Total current liabilities                           24,000        24,000


STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     59,666,000 and 56,666,000 respectively              5,966         5,666
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 325,363       304,663
   Deficit accumulated
     during the development stage                     (298,596)     (298,586)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              32,733        11,743
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  56,733     $  35,743
                                                     =========      ========

                       Yaak River Resources, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                   For the Three  For the         June 10, 1988
                                   Month Period   Year Ended      (Inception)
                                   Ended March    December 31,    thru March
                                   31, 2000       1999            31, 2000
                                   ------------   ------------    ------------
REVENUE                            $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                              10             56             545
  Legal & Accounting                        -          5,562          58,904
  Director Fees                             -              -             800
  Office Expense                            -            382           7,843
  Stock Fees & Other Costs                  -             65          10,072
  Administration/Consulting                 -          9,139         124,990
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------

      Total Expenses                       10         15,204         298,596


NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $     (10)     $ (15,204)     $ (298,596)
                                     ========       ========       =========

* - NET LOSS PER COMMON SHARE
  IS LESS THAN $.002                $      *       $      *
                                     ========       ========

Weighted average number of
Common shares outstanding          59,666,000     56,666,000
                                   ==========     ==========



                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Three  For the       June 10, 1988
                                   Month Period   Year Ended   (Inception) to
                                   Ended March    December 31,  December 31,
                                   31, 2000       1999          1999
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $         (10)  $   (15,204)   $    (298,596)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    (Decrease) Increase in
      Accounts Payable                       -      (104,772)           2,000
    Decrease(Increase) in
      Accounts Receivable                    -             -                -
    (Decrease) Increase in
      Loans to Shareholder                   -        (7,406)          22,000
                                       -------      --------          -------

  Net cash flows used in
   operating activities                    (10)     (127,382)        (274,596)

CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net              -       147,167          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------       -------        ---------

  Net cash used in
   investing activities                      -       147,167         (158,243)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              21,000             -           22,800
  Loan from LP Investors                     -       (20,000)               -
  Proceeds from Long-Term Debt               -             -          167,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock                -             -          308,529
                                     ---------      --------        ---------

  Net cash flows provided by
   financing activities                 21,000       (20,000)         453,829
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                              20,990          (215)          20,990

Cash at beginning of period                  -           215                -
                                   -----------     ---------      -----------

Cash at end of period              $    20,990   $         -     $     20,990
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

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -            -        (26,293)  (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                         ------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743)
                         ------- ------    ----------       --------   ------
Issuance of common
  Stock for cash:
  June 30, 1993        3,000,000    300        20,700              -   21,000
                         ------- ------    ----------       --------   ------
Net loss for three
 month period                  -      -            -             (10)     (10)
                         ------- ------    ----------       --------   ------

Balance - March 31,
          2000        59,666,000 $5,966      $325,363      $(298,596) $32,733
                      ========== ======      ========       ========   ======

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2000

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

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2000


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

Note 4 - Net (Loss) Per Common Share:

The net (loss) per common share of the Series A Common Stock is computed Based on the weighted average number of shares outstanding.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2000

Note 5 - Income Taxes:

The Company has made no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
        Net operating loss carryforwards                $298,596
        Valuation allowance for deferred tax assets     (298,596)
                                                         -------
     Net deferred tax assets                            $      -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2000, the Company had net operating loss carryforwards of approximately $298,596 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2004. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 12, 2000                YAAK RIVER RESOURCES, INC.


                                   By: /s/       Donald J. Smith
                                      --------------------------
                                      Donald J. Smith, President (Principal
                                                              Executive Officer)

                                   By: /s/        James K. Sandison
                                      -----------------------------
                                      James K. Sandison, Secretary and
                                        Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 12, 2000                YAAK RIVER RESOURCES, INC.


                                   By: /s/       Donald J. Smith
                                      --------------------------
                                      Donald J. Smith, President (Principal
                                                              Executive Officer)

                                   By: /s/        James K. Sandison
                                      -----------------------------
                                      James K. Sandison, Secretary and
                                        Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)