Form 10QSB
period 2000-06-30
YAAK RIVER RESOURCES INC
filed 2000-08-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2000

                                  OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  _______________ to _______________


                   Commission file number:  0-30489

                          YAAK RIVER RESOURCES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
               Colorado                              84-1097796
     -------------------------------      ---------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

            2501 East Third Street, Casper, Wyoming 82609
           -----------------------------------------------
               (Address of principal executive offices)

                           (307) 235-0012
                   --------------------------------
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  _X_     No ___


As of July 31, 2000, 62,808,857 shares of common stock, par value
$0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:       Yes___    No  _X_


This Form 10-QSB consists of 16 pages. Exhibits are indexed at page 6.

                   PART I -- FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              Please see pages F-1 through F-6.


ITEM 2.       MANAGEMENT'S DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION.

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


Special Note Regarding Forward-Looking Statements

              Some of the statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's other periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Other Special Business Risks Associated with the Company's Plan of Operations" and elsewhere in this Report.

              In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes,"
"estimates," "predicts," "potential" or "continue" or the negative of such terms or other similar terminology.

              The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

              Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither management nor any other person assumes responsibility for the accuracy and completeness of such statements.

                     PART II -- OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

              Exhibit No.    Description                  Location
              -----------    -----------                  ---------
                 27          Financial Data Schedule

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2000                YAAK RIVER RESOURCES, INC.


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


Date:  August 14, 2000                YAAK RIVER RESOURCES, INC.


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

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)


                        FINANCIAL STATEMENTS

                           June 30, 2000
                            (Unaudited)

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of June 30, 2000 and the related statements of operations for the three month and six month periods ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended
June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 6, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
August 2, 2000

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                            Balance Sheet
                            (Unaudited)



                                                      June 30,   December 31,
                                                       2000          1999
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $  14,574     $       -
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               50,317        35,743
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  50,317        35,743
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $      25     $   2,000
    Advance from (YRML) Purchase, 1.5 Units                  -             -
    Shareholder Loans                                   22,000        22,000
                                                      --------      --------
    Total current liabilities                           22,025        24,000
                                                      --------      --------

STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     59,666,000 and 56,666,000 respectively              5,966         5,666
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 325,363       304,663
   Deficit accumulated
     during the development stage                     (303,037)     (298,586)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              28,292        11,743
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  50,317     $  35,743
                                                     =========      ========


See accompanying independent accountant's review report and notes to financial statements.

                       Yaak River Resources, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                   For the Six    For the         June 10, 1988
                                   Month Period   Year Ended      (Inception)
                                   Ended June     December 31,    thru June
                                   30, 2000       1999            30, 2000
                                   ------------   ------------    ------------
REVENUE                            $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                               -             56             545
  Legal & Accounting                    3,324          5,562          62,228
  Director Fees                             -              -             800
  Office Expense                            -            382           7,843
  Stock Fees & Other Costs                  -             65          10,072
  Administration/Consulting             1,117          9,139         126,107
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------
      Total Expenses                    4,441         15,204         303,037
                                     --------       --------       ---------

NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $  (4,441)     $ (15,204)     $ (303,037)
                                     ========       ========       =========

* - NET LOSS PER COMMON SHARE
  IS LESS THAN $.0002               $      *       $      *
                                     ========       ========

Weighted average number of
common shares outstanding          58,166,000     56,666,000
                                   ==========     ==========



See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Six    For the       June 10, 1988
                                   Month Period   Year Ended   (Inception) thru
                                   Ended June     December 31,  June 30,
                                   30, 2000       1999          2000
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $      (4,451)  $   (15,204)   $    (303,037)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    (Decrease) Increase in
      Accounts Payable                  (1,975)     (104,772)              25
    Decrease(Increase) in
      Accounts Receivable                    -             -                -
    (Decrease) Increase in
      Loans to Shareholder                   -        (7,406)          22,000
                                       -------      --------          -------
  Net cash flows used in
   operating activities                 (6,426)     (127,382)        (281,012)
                                       -------      --------          -------
CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net              -       147,167          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------       -------        ---------
  Net cash used in
   investing activities                      -       147,167         (158,243)
                                       -------       -------        ---------
CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              21,000             -           22,800
  Loan from LP Investors                     -       (20,000)               -
  Proceeds from Long-Term Debt               -             -          167,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock                -             -          308,529
                                     ---------      --------        ---------
  Net cash flows provided by
   financing activities                 21,000       (20,000)         453,829
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                              14,574          (215)          14,574

Cash at beginning of period                  -           215                -
                                   -----------     ---------      -----------

Cash at end of period              $    14,574   $         -     $     14,574
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
                                    ==========    ==========      ===========

Noncash Investing and financing activities:
In 1999, the Company exchanged properties with a book value of $182,910 to a related party in payment of liabilities of $147,167 and land with book value of $35,743

See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -            -        (26,293)  (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                         ------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743
                         ------- ------    ----------       --------   ------
Issuance of common
  Stock for cash:
  June 30, 1993        3,000,000    300        20,700              -   21,000

Net loss for six
 month period                  -      -            -          (4,451)  (4,451)
                         ------- ------    ----------       --------   ------

Balance - March 31,
          2000        59,666,000 $5,966      $325,363      $(303,037) $28,292
                      ========== ======      ========       ========   ======

See accompanying independent accountant's review report and notes to financial statements

                   YAAK RIVER RESOURCES, INC.
                 (A Development Stage Company)
                 Notes to Financial Statements

1.    Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.