Form 10QSB
period 2000-09-30
YAAK RIVER RESOURCES INC
filed 2000-11-13
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: September 30, 2000

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


As of October 31, 2000, 64,808,857 shares of common stock, par value $0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:       Yes___    No  _X_


This Form 10-QSB consists of 13 pages. Exhibits are indexed at page 6.

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


Date:  November 10, 2000                YAAK RIVER RESOURCES, INC.


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

                           September 30, 2000
                            (Unaudited)








REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of September 30, 2000 and the related statements of operations for the three month and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine months ended Setember 30, 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended
September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 6, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 31, 2000

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                            Balance Sheet
                            (Unaudited)



                                                      September 30,   December 31,
                                                       2000          1999
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $  13,738     $       -
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               49,481        35,743
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  49,481        35,743
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $      25     $   2,000
    Advance from (YRML) Purchase, 1.5 Units                  -             -
    Shareholder Loans                                        -        22,000
                                                      --------      --------
    Total current liabilities                               25        24,000
                                                      --------      --------

STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     64,808,857 and 56,666,000 respectively              6,480         5,666
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 360,849       304,663
   Deficit accumulated
     during the development stage                     (317,873)     (298,586)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              49,456        11,743
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  49,481     $  35,743
                                                     =========      ========


See accompanying independent accountant's review report and notes to financial statements.


                       Yaak River Resources, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                   For the Nine     For the        June 10, 1988
                                   Month Period     Year Ended     (Inception)
                                   Ended September  December 31,   thru September
                                   30, 2000         1999           30, 2000
                                   ------------   ------------    ------------
REVENUE                            $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                              10             56             545
  Legal & Accounting                   10,731          5,562          69,635
  Director Fees                             -              -             800
  Office Expense                            -            382           7,843
  Stock Fees & Other Costs                147             65          10,219
  Administration/Consulting             8,399          9,139         133,389
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------
      Total Expenses                   19,287         15,204         317,873
                                     --------       --------       ---------

NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $ (19,287)     $ (15,204)     $ (317,873)
                                     ========       ========       =========

* - NET LOSS PER COMMON SHARE
  IS LESS THAN $.0002               $      *       $      *
                                     ========       ========

Weighted average number of
common shares outstanding          61,333,234     56,666,000
                                   ==========     ==========



See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Nine    For the       June 10, 1988
                                   Month Period    Year Ended   (Inception) thru
                                   Ended September December 31,  September 30,
                                   30, 2000        1999          2000
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $     (19,287)  $   (15,204)   $    (317,873)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
  Stock Issued for Services              7,000             -            8,800
    (Decrease) Increase in
      Accounts Payable                  (1,975)     (104,772)              25
    Decrease(Increase) in
      Accounts Receivable                    -             -                -
    (Decrease) Increase in
      Loans to Shareholder                   -        (7,406)          22,000
                                       -------      --------          -------
  Net cash flows used in
   operating activities                (14,262)     (127,382)        (287,048)
                                       -------      --------          -------
CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net              -       147,167          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------       -------        ---------
  Net cash used in
   investing activities                      -       147,167         (158,243)
                                       -------       -------        ---------
CASH FLOWS FROM
    FINANCING ACTIVITIES

  Loan from LP Investors                    -       (20,000)             -
  Proceeds from Long-Term Debt              -                        167,500
  Payment of Long-Term Debt                 -             -          (45,000)
  Issuance of common stock              28,000            -          336,529
                                      ---------      --------        ---------
  Net cash flows provided by
   financing activities                 28,000       (20,000)         459,029
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                              13,738          (215)          13,738

Cash at beginning of period                  -           215                -
                                   -----------     ---------      -----------

Cash at end of period              $    13,738   $         -     $     13,738
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
                                    ==========    ==========      ===========

Noncash Investing and financing activities:
In 1999, the Company exchanged properties with a book value of $182,910 to a related party in payment of liabilities of $147,167 and land with book value of $35,743
In 2000, the company issued 3,142,857 to cancel loan of $22,000

See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -            -        (26,293)  (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                         ------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743
                         ------- ------    ----------       --------   ------
Issuance of common
  Stock for cash:
  March 28, 2000        3,000,000    300        20,700              -   21,000
Issuance of common
  Stock for cash:
  September 13, 2000    1,000,000    100         6,900              -    7,000
Issuance of common
  Stock for services:   1,000,000    100         6,900              -    7,000
Issuance of common
  Stock for debt:       3,142,857    314        21,686              -   22,000
Net loss for nine
 month period                  -      -            -         (19,287) (19,287)
                         ------- ------    ----------       --------   ------

Balance - September
          30, 2000     64,808,857 $6,480      $360,849      $(317,873) $49,456
                      ========== ======      ========       ========   ======

See accompanying independent accountant's review report and notes to financial statements

                   YAAK RIVER RESOURCES, INC.
                 (A Development Stage Company)
                 Notes to Financial Statements

1.    Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

