Form 10KSB
period 2000-12-31
YAAK RIVER RESOURCES INC
filed 2001-03-29
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the fiscal year ended: December 31, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
For the transition period from                       to

                        Commission file number:  33-28106

                           YAAK RIVER RESOURCES, INC.
                  (Name of small business issuer in its charter)

      Colorado                                      84-1097796
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
                            incorporation or organization)

                    2501 East Third Street, Casper, Wyoming 82609
              (Address of principal executive offices, including zip code)

                                   (307) 235-0012
                              (Issuer's telephone number)

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

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 27, 2001, was approximately $381,000.

As of December 31, 2000, 64,808,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.



      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-28106, as amended, is incorporated into Parts I and IV of this Report.

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is incorporated into Part IV of this Report

Transitional Small Business Disclosure Format:  Yes___     No  X

This Form 10-KSB consists of 25 pages.  Exhibits are indexed at page 15.


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

      The Company completed its initial public offering in 1989. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates and other business opportunities.

Historical Business Plan and Business Operations

      From 1993 through 1998, the Company was a development-stage enterprise that sought to engage in the mining of gold and other precious and base metals. Toward that objective, the Company acquired a number of mining properties located in or near the Yaak Mining District in Lincoln County, Montana.

      Together with its other activities, the Company sought to obtain financing for development and operating purposes. Those efforts, however, failed to raise adequate working capital from outside sources. An insufficiency of capital, combined with regulatory impediments, prevented commencement of significant mining operations.

      Owing to the perceived impracticability of continuing to pursue the Company's historical business plan, management determined it to be in the best interests of the Company and its shareholders that the plan be abandoned, and that the Company dispose of its mining properties. The sale of the mining properties was consummated in 1999.

      In place of the historical plan, management adopted the new plan summarized under "New Plan of Operations," below.

New Plan of Operations

      Following disposition of the Company's historical properties, management adopted a new plan of operations. The new plan had two aspects. Management intended to pursue both of those aspects on a concurrent basis until such time as it appeared that the Company had a strong prospect of carrying one of the aspects to a successful conclusion.

      First, management intended to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management did not intend to target any particular industry but, rather, intended to judge any opportunity on its individual merits.

      Second, management intended to seek opportunities to develop certain real estate holdings that were acquired by the Company. See "New
Properties," below. Both the risks and the potential rewards of this real-estate-development possibility were perceived to be substantial.

      In the fourth quarter of the year ended December 31, 2000, management determined that, given the Company's ongoing limitations in the area of capital resources, the second of the two aspects of the new business plan would not be practicable. Management intends, therefore, either to sell the New Properties as an undeveloped package or to spin off the New Properties into a private subsidiary corporation that has yet to be formed.

      As of result of this determination, management currently intends to pursue only the first aspect of the new business plan.

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

      The Company acquired the lots in 1999, from Donald J. Smith. Subsequent to the acquisition, Mr. Smith was elected to be a Director of the Company, and was then appointed by the Board of Directors to serve as President of the Company. For biographical information about Mr. Smith, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." In connection with the purchase, the Company's board of directors deemed the lots to have a total value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company's Series A Common Stock.

Competition

      The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company.

      In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors. See "Risk Factors -- Competition."

Employees

      The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Item 10. Executive Compensation." See also "Risk Factors -- Dependence upon Management" and "Risk Factors -- Limited Participation of Management."

Risk Factors

      An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

      1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

      3. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity is unsuccessful.

      4. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

      5. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

      6. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

      7. Possible Reliance upon Unaudited Financial Statements. The Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

      8. Investment Company Regulation. The Company does not intend to become classified as an "investment company" under the Investment Company
Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities,
(ii) any merger or acquisition undertaken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

      9. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

      10. Dependence upon Management. The Company will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has little or no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's management.

      11. Lack of Continuity in Management. The Company does not have employment agreements with its management, and there is no assurance that the persons named herein will manage the Company in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

      12. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

      13. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

      14. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

      15. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

      16. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

      17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses.
A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

      18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

      19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

      20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company.
The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

      21. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

      22. Thinly-traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

      23. Broker-Dealer Sales of Company's Registered Securities. The Company's registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

      24. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 nonvoting shares of Preferred Stock, par value $0.0001 per share. No shares of Preferred Stock have been issued or are outstanding on the date of this Report, and there is no plan to issue any in the foreseeable future. Should a series of Preferred Stock be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Series A Common Stock or other securities of the Company. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

      25. Series B Common Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 250,000,000 nonvoting shares of Series B Common Stock, par value $0.0001 per share. No shares of Series B Common Stock have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should Series B Common Stock be issued, however, such Stock could have a substantial, dilutive effect upon the interests of the holders of outstanding Series A Common Stock or other securities of the Company, and would reduce the proportionate ownership of such holders in the Company.

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 27,519,120 shares of Common Stock (42.5% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

Special Note Regarding Forward-Looking Statements

      Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing ssumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

      Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.


ITEM 2.     DESCRIPTION OF PROPERTY

      See "Item 1.  Description of Business -- New Properties."

      The Company has been provided office space in the offices of its President, for which it pays no rent.


ITEM 3.      LEGAL PROCEEDINGS

      The Company is not a party to any threatened or pending legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2000.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

      The Company's Series A Common Stock is traded on the over-the-counter market on the "Electronic Bulletin Board" operated by the National Association of Securities Dealers, Inc., under the symbol YAAKA. The Company's securities began trading during the first quarter of the Company's fiscal year 1992. The reported high and low bid prices for the Company's Common Stock for the previous two fiscal years are set forth below. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                 Series A Common Stock:
                                                     Bid Price
                  Date                             High        Low


                  March 31, 1999                  $.02        $.01
                  June 30, 1999                   $.02        $.01
                  September 30, 1999              $.02        $.02
                  December 31, 1999               $.095       $.02

                  March 31, 2000                  $.025      $.015
                  June 30, 2000                   $.03      $.02
                  September 30, 2000              $.025      $.01
                  December 31, 2000               $.035      $.01

     As of March 20, 2001, the Company had seven market makers for its securities.

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

Holders

      At January 5, 2001, the Company had 64 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities

      During the fiscal year ended December 31, 2000, the Company sold an aggregate of 8,142,857 shares of Series A Common Stock for total cash and noncash consideration of $57,000 in the series transactions summarized in the table set forth below.


Name of                                 Number of
Purchaser             Date of Purchase  Shares         Aggregate Consideration

  Darrell Benjamin   March 21, 2000     3,000,000      $21,000 in cash

  Robert Neece       August 22, 2000    1,000,000      $ 7,000 in cash

  Donald J. Smith    May 24, 2000       3,142,857      forgiveness of
                                                        indebtedness in the
                                                        amount of $22,000  (See
                                                        "Item 12. Certain
                                                        Relationships and
                                                        Related Transactions.")

  James K. Sandison  September 6, 2000   500,000       Past services valued by
                                                        the Board of Directors
                                                        at $3,500

  Robert Pike        September 6, 2000   500,000       Past services valued by
                                                        the Board of Directors
                                                        at $3,500


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     See "Item 1.  Description of Business -- New Plan of Operations."


ITEM 7.     FINANCIAL STATEMENTS

     Please see pages F-1 through F-9.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

                       Name           Age       Positions Held and Tenure

                   Donald J. Smith     54        President and a Director
                                                  since December 18, 1999

                   Robert Pike         71        Vice President and a Director
                                                  since December 21, 1999

                   James K. Sandison   63        Secretary, Treasurer, and
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

Biographical Information

     DONALD J. SMITH. Mr. Smith has been President and a Director of the Company since December 18, 1999. He has owned and managed Smith and Associates, a real estate brokerage firm located in Casper, Wyoming, since 1981, and he is a Wyoming-licensed real estate broker. Mr. Smith is an entrepreneur and has served as a Board Member on the boards of several public companies focused on real estate investments and development. From approximately May of 1995 until July of 1998, he was a director of Sigma-7 Products, Inc., a currently inactive public corporation having its headquarters in Findley, Minnesota.

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

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2000, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

Compensation Pursuant to Plans

     None.

Other Compensation

     None.

Compensation of Directors

     None.

Termination of Employment and Change of Control Arrangements

     None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of January 5, 2001, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.0001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the officers and directors of the Company as a group.

            Name and Address of            Number of Shares      Percentage
             Beneficial Owner             Owned Beneficially      of Class

             Donald J. Smith                 30,661,977(1)            47.3%
             2501 E. Third St.
             Casper, WY  82609

             Darrell Benjamin                  4,325,000               6.7%
             6658 S. Starlight Rd.
             Morrison, CO  80465

             Eric J. Sundsvold                 4,253,105               6.6%
             5121 S. Ironton Way
             Englewood, CO  80111

             All officers and directors       31,661,977              48.9%
             as a group (three persons)


(1) The figure shown includes 10,000 shares held in the name of Suvo Corp. Mr. Smith is the owner of Suvo Corp.


Changes in Control

      The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2000, the Company engaged in one substantial related-party transaction.

     On May 24, 2000, the Company accepted a subscription from its President, Donald J. Smith, to purchase 3,142,857 shares of Series A Common Stock at a price of $0.007 per Share, for an aggregate purchase price of $22,000 (the "Purchase Price"). Payment of the Purchase Price was made in accordance with the immediately succeeding paragraph.

     The Company was indebted to Mr. Smith in a total amount equal to the Purchase Price. That indebtedness arose by Mr. Smith's having advanced funds to the Company from time to time to meet the Company's short-term needs for operating capital, or by the Mr. Smith's having paid certain accounts payable on behalf of the Company. Payment of the Purchase Price was made by Mr. Smith's cancellation of the indebtedness, effective as of the date of the subscription.

     Except as described above, there were no transactions, or series of transactions, for the fiscal year ended December 31, 2000, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

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

         3.2           Bylaws                      Incorporated by reference to
                                                   to Exhibit 3.2 to the
                                                   Registrant's Registration
                                                   Statement on Form S-18,
                                                   Registration No. 33-28106,
                                                   effective July 21, 1989

         3.3           Amendment to Articles of    Incorporated by reference
                       Incorporation               to the Company's Annual
                                                   Report on Form 10-KSB for
                                                   the fiscal year ended
                                                   December 31, 1992

         4.1           Rights of Stockholders      Included in Exhibits 3.1,
                                                   3.2, and 3.3, above.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 2000.

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


                               YAAK RIVER RESOURCES, INC.
                             (A Development Stage Company)

                                  FINANCIAL STATEMENTS
                                   December 31, 2000

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have examined the accompanying balance sheets of Yaak River Resources, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for years ended December 31, 2000 and 1999 and for the period June 10, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period June 10, 1988 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

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



Denver, Colorado
February 17, 2001

                          Yaak River Resources, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET


                                                    December 31,  December 31,
                                                       2000          1999
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $   8,270     $       -
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               44,013        35,743
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  44,013        35,743
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $       -     $   2,000
    Shareholder Loans                                        -        22,000
                                                      --------      --------
    Total current liabilities                                -        24,000


STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     64,808,857 and 56,666,000 shares in 2000
     and 1999 respectively                               5,666         5,666
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 360,849       304,663
   Deficit accumulated
     during the development stage                     (323,316)     (298,586)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              44,013        11,743
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  44,013     $  35,743
                                                     =========      ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                       Yaak River Resources, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS



                                   For the        For the         June 10, 1988
                                   Year Ended     Year Ended      (Inception)
                                   December 31,   December 31,    to December
                                   2000           1999            31, 2000
                                   ------------   ------------    ------------
REVENUES                           $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                              10             56             545
  Legal & Accounting                   16,203          5,562          75,107
  Director Fees                             -              -             800
  Office Expense                          147            382           7,990
  Stock Fees & Other Costs                252             65          10,324
  Administration/Consulting             8,118          9,139         133,108
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------

      Total Expenses                   24,730         15,204         323,316


NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $ (24,730)     $ (15,204)     $ (323,316)
                                     ========       ========       =========

NET LOSS PER COMMON SHARE
  IS LESS THAN $.002                $      *       $      *
                                     ========       ========

        The accompanying notes are an integral part of the financial statements.
                                      F-3

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                         Statement of Stockholders' Equity


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            -        -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -    1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -      500

November 27, 1989
  (Public offering)    2,666,000    266       12,353               -   12,619

Net Loss                       -      -            -          (3,765)  (3,765)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1989            17,666,000  1,766       12,853          (3,765)  10,854

Net Loss                       -      -            -         (10,129) (10,129)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1990            17,666,000  1,766       12,853         (13,894)     725

Net Loss                       -      -            -            (300)    (300)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1991            17,666,000  1,766       12,853         (14,194)     425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              -  137,910

Net Loss for the year
  Ended December 31,
  1992                         -      -             -        (47,589) (47,589)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1992            47,666,000  4,766       12,853         (61,783)  90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              -  150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -      300

Net Loss                       -      -             -        (54,951) (54,951)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1993            56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -             -        (26,293) (26,293)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1994            56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -             -        (17,764) (17,764)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1995            56,666,000  5,666      297,153        (160,791) 142,038

Net Loss                       -      -         7,500        (19,842) (12,342)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1996            56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -             -        (24,037) (24,037)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1997            56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -             -        (78,712) (78,712)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1998            56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -             -        (15,204) (15,204)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1999            56,666,000  5,666      304,663        (298,586)  11,743

Issuance of stock
  for cash -           3,000,000    300       20,700               -   21,000
Issuance of stock
  for cash -           1,000,000    100        6,900               -    6,900
Issuance of stock
  for services         1,000,000    100        6,900               -    6,900
Issuance of stock
  for debt -           3,142,857    314       21,686               -   22,000
Net Loss for year              -      -            -         (24,730) (24,730)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 2000            64,808,857 $6,480     $360,849       $(323,316) $44,013
                      ========== ======      ========       ========   ======

        The accompanying notes are an integral part of the financial statements.
                                 F-4

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the        For the       June 10, 1988
                                   Year Ended     Year Ended   (Inception) to
                                   December 31,   December 31,  December 31,
                                   2000           1999          2000
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $     (24,730)  $   (15,204)   $    (323,316)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    Stock issued for services            7,000             -            8,800
    (Decrease) Increase in
      Accounts Payable                  (2,000)     (104,772)               -
                                       -------      --------          -------

  Net cash flows used in
   operating activities                (19,730)     (119,976)        (314,516)

CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net              -       147,167          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------      -------         ---------

  Net cash used in
   investing activities                      -        147,167        (158,243)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Loan from LP Investors                     -        (27,406)              -
  Proceeds from Long-Term Debt               -             -          189,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock           28,000             -          336,529
                                     ---------      --------        ---------

  Net cash flows provided by
   financing activities                 28,000        (27,406)        481,029
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                               8,270          (215)           8,270

Cash at beginning of period                  -           215               -
                                   --------------  -------------  -------------

Cash at end of period              $     8,270   $         -     $      8,270
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
                                    ==========    ==========      ===========

Noncash Investing and financing activities:
   In 1999, the Company exchanged properties with a book value of $182,910 to a related party in payment of liabilities of $147,167 and land with book value of $35,743.
   In 2000, the company issued 3,124,857 shares of common stock in payment of notes payable of $22,000.

    The accompanying notes are an integral part of these financial statements.
                                     F-5

                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                              December 31, 2000

Note 1 - Organization and Summary of Significant Accounting Policies:

Nature of Business:

On June 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the annual shareholder's meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

The Company's fiscal year end is December 31.

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


      Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000

Net (Loss) Per Common Share:

The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

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

On November 20, 1999, the Company voted to close the Con Tolman Memorial Trust and exchange of 23,168,000 shares for 92 building lots in Victor, Colorado. The remaining 832,000 shares were transferred to Yaak River Resources, Nevada in lieu of payment of shareholder loans.

Note 3 - Capital Stock Transactions

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

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000

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

On November 20, 1999, the Company voted to terminate the Partnership and asset interests be distributed prorata.

Note 4 - Income Taxes

      There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

      Deferred tax assets
         Net operating loss carryforwards                       $323,316
         Valuation allowance for deferred tax assets            (323,316)
      Net deferred tax assets                             $            -

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $323,316 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2000


Note 5 - Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no current assets and its operations generated no income for the current year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2001                      YAAK RIVER RESOURCES, INC.


                                   By: /s/   Donald J. Smith
                                             Donald J. Smith, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                       Title                          Date

/s/        Donald J. Smith       President and a Director   March 29, 2001
   Donald J. Smith              (Principal Executive Officer)


/s/        James K. Sandison     Secretary, Treasurer,      March 29, 2001
                                 and a Director
   James K. Sandison            (Principal Financial Officer and
                                 Principal Accounting Officer)