Form 10QSB
period 2001-03-31
YAAK RIVER RESOURCES INC
filed 2001-05-15
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: MARCH 31, 2001

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


As of March 31, 2001, 64,808,857 shares of common stock, par value $0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:    Yes___     NO _X_


This Form 10-QSB consists of 15 pages.

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

      In addition, management intends either to sell its existing real estate interests as an undeveloped package or to spin off the interests Into a private subsidiary corporation that has yet to be formed. See "Real Estate Properties."

Real Estate Properties

      Since 1999, the Company has owned 91 unimproved lots located in Teller County, Colorado. The lots are zoned for residential development, and comprise a total of approximately 4.7 acres of land. They are located in the Pike's Peak region approximately six miles by road from the historic mining town of Cripple Creek, Colorado, and approximately 40 miles by highway from the Colorado Springs metropolitan area.

      The Company acquired the lots from Donald J. Smith, who is currently President and a Director of the Company. In connection with the purchase, the Company's board of directors deemed the lots to have a total value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company's Series A Common Stock.

      To date, the Company has not developed the lots, and has reached a determination that it is not feasible for the Company to do so.

Risk Factors

      An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

      1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start?up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

      3. Possible Business ? Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

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

      5. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full?time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

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

      9. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time?consuming, expensive process and may limit other investment opportunities of the Company.

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

      14. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

      20. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company.
The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

      21. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

      22. Thinly Traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 27,519,120 shares of Common Stock (42.5% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

Special Note Regarding Forward-Looking Statements

     Some of the statements under "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

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

                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

              None

      (b)     Reports on Form 8-K

              None



                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2001                           YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)





                                     -9-



                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)


                        FINANCIAL STATEMENTS

                           March 31, 2001
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of March 31, 2001 and the related statements of operations for the three months periods ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 1000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for htem to be in conf9rmity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and ther related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2-1 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
May 2, 2001

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheet
                            (Unaudited)



                                                      March 31,   December 31,
                                                       2001          2000
                                                    ------------  ------------
   ASSETS

CURRENT ASSETS:
   Cash                                              $   5,815     $   8,270
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               41,558        44,013
                                                     ---------     ---------

  OTHER ASSETS
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  41,558        44,013
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                 $       -     $       -
    Shareholder Loans                                        -             -
                                                      --------      --------
    Total current liabilities                                -             -


STOCKHOLDERS' EQUITY
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     64,808,857                                          6,480         6,480
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 360,849       360,849
   Deficit accumulated
     during the development stage                     (325,771)     (323,316)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              41,558        44,013
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  41,558     $  44,013
                                                     =========      ========


                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                  June 10, 1988
                                     Three month period           (Inception)
                                      Ended March 31,             to March
                                       2001          2000         31, 2001
                                   ------------   ------------    ------------
REVENUE                            $        -     $        -      $        -


EXPENSES
  Amortization                              -              -           1,500
  Bank Charge                               -             10             545
  Legal & Accounting                    1,488              -          83,595
  Director Fees                             -              -             800
  Office Expense                            -              -           7,990
  Stock Fees & Other Costs                  -              -          10,324
  Administration/Consulting               967              -         127,075
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------

      Total Expenses                    2,455             10         325,771


NET LOSS ACCUMULATED DURING
THE DEVELOPMENT STAGE               $  (2,455)     $     (10)     $ (325,771)
                                     ========       ========       =========

* - NET LOSS PER COMMON SHARE
  IS LESS THAN $.00001              $      *       $      *
                                     ========       ========

Weighted average number of
Common shares outstanding          64,808,857     58,166,000
                                   ==========     ==========



                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                June 10, 1988
                                       Three Months Ended      (Inception) thru
                                            March 31,           March 31,
                                       2001         2000            2001
                                   ------------   ----------    -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss Accumulated During
   The Development Stage         $      (2,455)  $       (10)   $    (325,771)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    Stock issued for services                -             -            8,800
    (Decrease) Increase in
      Accounts Payable                       -             -                -
                                       -------      --------          -------

  Net Cash Flows Used In
   Operating Activities                 (2,455)          (10)        (316,971)

CASH FLOWS FROM
    INVESTING ACTIVITIES

   Exchange of properties - net              -             -          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------       -------        ---------

  Net cash used in
   investing activities                      -             -         (158,243)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Proceeds from Long-Term Debt               -             -          189,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock                -        21,000          336,529
                                     ---------      --------        ---------

  Net cash flows provided by
   financing activities                      -        21,000          481,029
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in cash                              (2,455)       20,990            5,815

Cash at beginning of period              8 270             -                -
                                   -----------     ---------      -----------

Cash at end of period              $     5,815   $    20,990     $      5,815
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


                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -            -        (26,293)  (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743)
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       3,000,000    300        20,700              -   21,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for services   1,000,000    100         6,900              -    7,000
Issuance of common
  stock for debt       3,142,857    314        21,686              -   22,000
Net loss                                                     (24,730) (24,730)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          2000        64,808,857  6,480      360,849        (323,316)  44,013

Net Loss for period                                           (2,455)  (2,455)
                      ---------- ------    ----------       --------   ------
Balance - March 31,
          2001        64,808,857 $6,480      $360,849      $(325,771) $41,558
                      ========== ======      ========       ========   ======

                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

     In the opinion of management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.