Form 10QSB
period 2001-06-30
YAAK RIVER RESOURCES INC
filed 2001-08-07
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2001

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


As of June 30, 2001, 64,808,857 shares of common stock, par value
$0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:    Yes___     No _X_


This Form 10-QSB consists of 15 pages.  Exhibits are indexed at page 8.



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

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 33,661,977 shares of Common Stock (51.9% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

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

Date:  August 3, 2001                           YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)

                     YAAK RIVER RESOURCES, INC.


                        Financial Statements

                 For the Period Ended June 30, 2001
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of June 30, 2001 and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
July 18, 2001

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheets
                            (Unaudited)



                                                      June 30,   December 31,
                                                       2001          2000
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $     236     $   8,270
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               35,979        44,013
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  35,979        44,013
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable                                 $       -     $       -
    Shareholder Loans                                        -             -
                                                      --------      --------
    Total current liabilities                                -             -


STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.0001 per share;
     50,000,000 shares, Issued and outstanding, None         -             -
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     64,808,857                                          6,480         6,480
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 360,849       360,849
   Deficit accumulated
     during the development stage                     (331,350)     (323,316)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              35,979        44,013
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  35,979     $  44,013
                                                     =========      ========

See accompanying independent accountant's review report and notes to financial statements.

                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                   June 10, 1988
                       Three Month Period       Six Month Period     (Inception)
                       Ended June 30,           Ended June 30,      to June
                        2001       2000          2001       2000    30, 2001
                     ---------  ---------     ---------  --------  ------------
REVENUE              $      -   $      -      $     -    $     -   $        -


EXPENSES
  Amortization              -           -            -          -        1,500
  Bank Charges              7           -            7         10          552
  Legal & Accounting    5,572       3,324        7,060      3,324       89,167
  Director Fees             -           -            -          -          800
  Office Expense            -           -            -          -        7,990
  Stock Fees & Other Costs  -           -            -          -       10,324
  Administration/Consulting -       1,117          967      1,117      127,075
  Mining Assessments & Fees -           -            -          -       75,479
  Bad Debt                  -           -            -          -        6,250
  Rent/Telephone            -           -            -          -       12,213
                      --------   --------     --------    --------    ---------

      Total Expenses    5,579       4,441        8,034      4,451      331,350


NET LOSS ACCUMULATED
 DURING THE DEVELOPMENT
 STAGE              $  (5,579)  $  (4,441)    $ (8,034)   $(4,451)   $(331,350)
                      ========   ========     ========    ========    =========

* - NET LOSS PER COMMON
     SHARE IS LESS THAN
     $.0001        $      *     $      *      $     *     $     *
                      ========   ========     ========    ========

Weighted average number
 of Common shares
 outstanding        64,808,857  59,999,333   64,808,857  59,110,444
                    ==========  ==========   ==========  ==========



See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                June 10, 1988
                                       Six Months Ended      (Inception) thru
                                            June 30,            June 30,
                                       2001         2000            2001
                                   ------------   ----------    -------------

Cash Flows From
    Operating Activities:

  Net Loss Accumulated During
   the Development Stage         $    (8,034)    $  (4,451)     $    (331,350)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation          -             -              1,500
    Organization Costs                     -             -             (1,500)
    Stock issued for services              -             -              8,800
    (Decrease) Increase in
      Accounts Payable                     -             -                  -
    Decrease (Increase) in
      Accounts Receivable                  -             -                  -
    (Decrease) Increase in
      Loans to Shareholders                -             -                  -
                                      -------      --------            -------

  Net Cash Flows Used In
   Operating Activities               (8,034)       (6,426)          (322,550)

Cash Flows From
    Investing Activities:

   Exchange of properties - net           -             -             147,167
   Investment Purchase                    -             -            (305,410)
                                     -------       -------           ---------

  Net Cash Flow Used In
   Investing Activities                   -             -            (158,243)

Cash Flows From
    Financing Activities:

  Loans from LP shareholders              -             -                   -
  Proceeds from Long-Term Debt            -             -             189,500
  Payment of Long-Term Debt               -             -             (45,000)
  Proceeds from Sale of Stock             -         21,000            336,529
                                   ---------      --------           ---------

  Net Cash Flows Provided by
   Financing Activities                   -         21,000            481,029
                                   ---------      --------           ---------

  Net Increase (Decrease)
   in Cash                           (8,034)        14,574                236

Cash at beginning of period           8,270             -                   -
                                  ----------      ---------         ---------

Cash at end of period            $      236     $   14,574        $       236
                                 ===========     ===========       ============

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


                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ---------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666       297,163       (116,734) 186,095

Net Loss                       -      -            -         (26,293) (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743)
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       3,000,000    300        20,700              -   21,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for services   1,000,000    100         6,900              -    7,000
Issuance of common
  stock for debt       3,142,857    314        21,686              -   22,000
Net loss for year                                            (24,730) (24,730)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          2000        64,808,857  6,480      360,849        (323,316)  44,013

Net Loss for period            -      -            -          (8,034)  (8,034)
                      ---------- ------    ----------       --------   ------
Balance - June 30,
          2001        64,808,857 $6,480     $360,849       $(331,350) $35,979
                      ========== ======     ========        ========   ======

See accompanying independent accountant's review report and notes to financial statements.

                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

     In the opinion of management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended
June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.



