Form 10QSB
period 2001-09-30
YAAK RIVER RESOURCES INC
filed 2001-10-31
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: September 30, 2001

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


As of September 30, 2001, 66,308,857 shares of common stock, par value $0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:    Yes___     No _X_


This Form 10-QSB consists of 15 pages.  Exhibits are indexed at page 8.



                   PART I -- FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

      Please see pages F-1 through F-5.


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

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 33,661,977 shares of Common Stock (53.8% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

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

Date:  October 29, 2001                           YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)

                     YAAK RIVER RESOURCES, INC.


                        Financial Statements

               For the Period Ended September 30, 2001
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc.
as of September 30, 2001 and the related statements of operations for the three month and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
October 16, 2001

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheets
                            (Unaudited)



                                                  September 30,   December 31,
                                                       2001          2000
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $  10,727     $   8,270
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               46,470        44,013
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  46,470        44,013
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable                                 $   5,988     $       -
    Shareholder Loans                                    5,988             -
                                                      --------      --------
    Total current liabilities                                -             -


STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.0001 per share;
     50,000,000 shares, Issued and outstanding, None         -             -
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     66,308,857 and 64,808,857 respectively              6,630         6,480
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 371,199       360,849
   Deficit accumulated
     during the development stage                     (337,347)     (323,316)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              40,482        44,013
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  46,470     $  44,013
                                                     =========      ========

See accompanying independent accountant's review report and notes to financial statements.

                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                   June 10, 1988
                       Three Month Period       Nine Month Period (Inception) to
                       Ended September 30,      Ended September 30,  September
                        2001       2000          2001       2000     30, 2001
                     ---------  ---------     ---------  --------  ------------
REVENUE              $      -   $      -      $     -    $     -   $        -


EXPENSES
  Amortization              -           -            -          -        1,500
  Bank Charges              9           -           16          -          561
  Legal & Accounting    5,988       7,407       13,048     10,731       95,155
  Director Fees             -           -            -          -          800
  Office Expense            -           -            -          -        7,990
  Stock Fees & Other Costs  -         147            -        147       10,324
  Administration/Consulting -       7,282          967      8,399      127,075
  Mining Assessments & Fees -           -            -          -       75,479
  Bad Debt                  -           -            -          -        6,250
  Rent/Telephone            -           -            -          -       12,213
                      --------   --------     --------    --------    ---------

      Total Expenses    5,997      14,836       14,031     19,277      337,347


NET LOSS ACCUMULATED
 DURING THE DEVELOPMENT
 STAGE              $  (5,997)  $ (14,836)    $(14,031)  $(19,277)   $(337,347)
                      ========   ========     ========    ========    =========

* - NET LOSS PER COMMON
     SHARE IS LESS THAN
     $.0002        $      *     $      *      $     *     $     *
                      ========   ========     ========    ========

Weighted average number
 of Common shares
 outstanding        65,308,857  59,999,333   64,975,524  59,110,444
                    ==========  ==========   ==========  ==========



See accompanying independent accountant's review report and notes to financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                June 10, 1988
                                       Nine Months Ended      (Inception) thru
                                         September 30,          September 30,
                                       2001         2000            2001
                                   ------------   ----------    -------------

Cash Flows From
    Operating Activities:

  Net Loss Accumulated During
   the Development Stage         $   (14,031)    $ (19,287)     $    (337,347)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation          -             -              1,500
    Organization Costs                     -             -             (1,500)
    Stock issued for services              -         7,000              8,800
    (Decrease) Increase in
      Accounts Payable                 5,988        (1,975)             5,988
    Decrease (Increase) in
      Accounts Receivable                  -             -                  -
    (Decrease) Increase in
      Loans to Shareholders                -             -                  -
                                      -------      --------            -------

  Net Cash Flows Used In
   Operating Activities               (8,043)      (14,262)          (322,559)

Cash Flows From
    Investing Activities:

   Exchange of properties - net           -             -             147,167
   Investment Purchase                    -             -            (305,410)
                                     -------       -------           ---------

  Net Cash Flow Used In
   Investing Activities                   -             -            (158,243)

Cash Flows From
    Financing Activities:

  Issuance of Common Stock for Debt       -              -             22,000
  Proceeds from Long-Term Debt            -              -            167,500
  Payment of Long-Term Debt               -              -            (45,000)
  Issuance of Common Stock           10,500         28,000            347,029
                                   ---------      --------           ---------

  Net Cash Flows Provided by
   Financing Activities              10,500         28,000            491,529
                                   ---------      --------           ---------

  Net Increase (Decrease)
   in Cash                            2,457         13,738             10,727

Cash at beginning of period           8,270              -                  -
                                  ----------      ---------         ---------

Cash at end of period            $   10,727     $   13,738        $    10,727
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

   In 2000, the Company issued 3,142,857 shares for payment of $22,000 loan to shareholder

See accompanying independent accountant's review report and notes to financial statements.


                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

     In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.



