Form 10QSB/A
period 2001-09-30
YAAK RIVER RESOURCES INC
filed 2001-10-31
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB/A

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

/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
October 16, 2001

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheets
                            (Unaudited)



                                                  September 30,   December 31,
                                                       2001          2000
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $  10,727     $   8,270
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               46,470        44,013
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  46,470        44,013
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable                                 $   5,988     $       -
                                                        ------      --------
    Total current liabilities                            5,988             -


STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.0001 per share;
     50,000,000 shares, Issued and outstanding, None         -             -
   Series A Common Stock, par value $.0001 per share;
     250,000,000 Shares, Issued and outstanding -
     66,308,857 and 64,808,857 respectively              6,630         6,480
   Series B Common Stock, par value $.0001 per share;
     Authorized 250,000,000 Shares, Issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 371,199       360,849
   Deficit accumulated
     during the development stage                     (337,347)     (323,316)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              40,482        44,013
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  46,470     $  44,013
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


			    Yaak River Resources, Inc.
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ---------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666       297,163       (116,734) 186,095

Net Loss                       -      -            -         (26,293) (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                      ---------- ------    ----------       --------   ------

Balance -
 December 31, 1999    56,666,000  5,666       304,663       (298,586) (11,743)
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       3,000,000    300        20,700              -   21,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for services   1,000,000    100         6,900              -    7,000
Issuance of common
  stock for debt       3,142,857    314        21,686              -   22,000
Net loss for year              -      -             -       (24,730)  (24,730)
                      ---------- ------    ----------       --------   ------

Balance -
 December 31, 2000     64,808,857  6,480      360,849        (323,316)  44,013
		      ---------- ------    ----------       --------   ------

Issuance of common
  stock for cash       1,500,000    150       10,350	           -   10,500
Net Loss for period            -      -            -        (14,031)  (14,031)
                      ---------- ------    ----------       --------   ------
Balance -
 September 30, 2001   66,308,857 $6,630     $371,199       $(337,347) $40,482
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



