Form 10KSB
period 2001-12-31
YAAK RIVER RESOURCES INC
filed 2002-03-28
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the fiscal year ended: December 31, 2001

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

Securities registered under Section 12(g) of the Exchange Act:      Common
    Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X     No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year were $ 0 .

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 14, 2002, was approximately $495,000.

As of March 14, 2002, 66,308,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.



      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-28106, as amended, is incorporated into Parts I and IV of this Report.

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, is incorporated into Part IV of this Report

Transitional Small Business Disclosure Format:  Yes___     No  X

This Form 10-KSB consists of 25 pages.  Exhibits are indexed at page 14.


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

Subsequent Business Plans and Business Operations

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

      Owing to the perceived impracticability of continuing to pursue the Company's historical business plan, management determined it to be in the best interests of the Company and its shareholders that the plan be abandoned, and that the Company dispose of its mining properties. The sale of the mining properties was consummated in July of 1999.

      In September of 1999, the Company acquired 91 unimproved lots located in Teller County, Colorado. The lots are zoned for residential development, and comprise a total of approximately 4.7 acres of land. They are located in the Pike's Peak region approximately six miles by road from the historic mining town of Cripple Creek, Colorado, and approximately 40 miles by highway from the Colorado Springs metropolitan area. The lots shall be referred to in this Report as the "Company Real Estate."

      The Company acquired the Company Real Estate from Donald J. Smith, who is currently President and a Director of the Company. In connection with the purchase, the Company's board of directors deemed the Company Real Estate to have a total value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company's Series A Common Stock.

      In the fourth quarter of the year ended December 31, 2000, management reached a determination that it would not be feasible for the Company to develop the Company Real Estate. Upon reaching that determination, management adopted the new business plan summarized under "Plan of Operations," below

Plan of Operations

      Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

	In addition, management intends either to sell the Company Real Estate as an undeveloped package or to spin off the Company Real Estate into a private subsidiary corporation that has yet to be formed.

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

      1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than the Company Real Estate and cash from private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 32,841,977 shares of Series A Common Stock (49.5% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

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


ITEM 2.     DESCRIPTION OF PROPERTY

      See "Item 1.  Description of Business -- Subsequent Business Plans
                    and Business Operations"

      The Company has been provided office space in the offices of its President, for which it pays no rent.


ITEM 3.      LEGAL PROCEEDINGS

      The Company is not a party to any threatened or pending legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2001.

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

                 Series A Common Stock:
                                                     Bid Price
                  Date                             High        Low


                  March 31, 2000                  $.025       $.015
                  June 30, 2000                   $.03        $.02
                  September 30, 2000              $.025       $.01
                  December 31, 2000               $.035       $.01

                  March 31, 2001                  $.03        $.01
                  June 30, 2001                   $.05        $.02
                  September 30, 2001              $.03        $.01
                  December 31, 2001               $.01        $.01

     As of March 14, 2002, the Company had nine market makers for its securities.

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

Holders

      At December 28, 2001, the Company had 59 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities

      During the fiscal year ended December 31, 2001, the Company sold an aggregate of 1,500,000 shares of Series A Common Stock for total cash consideration of $10,500 in the series transactions summarized in the table set forth below.


Name of                                 Number of
Purchaser             Date of Purchase  Shares        Aggregate Consideration

  Robert Neece       August 13, 2001    500,000        $ 3,500 in cash


  Donald J. Smith    August 13, 2001    500,000        $ 3,500 in cash


  Eric J. Sundsvold  August 7, 2001     500,000        $ 3,500 in cash



ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     See "Item 1.  Description of Business -- Plan of Operations."


ITEM 7.     FINANCIAL STATEMENTS

     Please see pages F-1 through F-7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

                       Name           Age        Positions Held and Tenure

                   Donald J. Smith     55        President and a Director
                                                 since December 18, 1999

                   Robert Pike         72        Vice President and a Director
                                                 since December 21, 1999

                   James K. Sandison   64        Secretary, Treasurer, and
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

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2001, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

Compensation Pursuant to Plans

     None.

Other Compensation

     None.

Compensation of Directors

     None.

Termination of Employment and Change of Control Arrangements

     None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 28, 2001, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.0001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the officers and directors of the Company as a group.

            Name and Address of            Number of Shares      Percentage
             Beneficial Owner             Owned Beneficially      of Class

             Donald J. Smith                 31,161,977(1)            47.0%
             2501 E. Third St.
             Casper, WY  82609

             Eric J. Sundsvold                 6,342,105               9.6%
             5121 S. Ironton Way
             Englewood, CO  80111

             Darrell Benjamin                  4,325,000               6.5%
             6658 S. Starlight Rd.
             Morrison, CO  80465



             All officers and directors       32,341,977              48.8%
             as a group (three persons)


(1) The figure shown includes 10,000 shares held in the name of Suvo Corp. Mr. Smith is the owner of Suvo Corp.


Changes in Control

      The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2001, the Company did not engage in any related-party transactions other than certain sales of shares. See "Item 5. Market for the Company's Common Equity and Related Stockholder Matters -- Unregistered Sales of Equity Securities."

     There were no transactions, or series of transactions, for the fiscal year ended December 31, 2001, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

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

         4.1           Rights of Stockholders      Included in Exhibits 3.1,
                                                   3.2, and 3.3, above.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 2001.

PART II  FINANCIAL INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

       (a) The audited financial statements of registrant for the year ended December 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.


                               YAAK RIVER RESOURCES, INC.
                             (A Development Stage Company)

                                  FINANCIAL STATEMENTS
                          Years Ended December 31, 2001 and 2000

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have audited the accompanying balance sheets of Yaak River Resources, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for years ended December 31, 2001 and 2000 and for the period June 10, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period June 10, 1988 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Michael Johnson & Co. LLC
Denver, Colorado
March 4, 2002

                          Yaak River Resources, Inc.
                         (A Development Stage Company)
                                BALANCE SHEETS
                                  December 31,

                                                       2001          2000
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $   3,749     $   8,270
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total Current Assets                               39,492        44,013
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  39,492        44,013
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable                                 $   1,329     $       -
    Shareholder Loans                                        -             -
                                                      --------      --------
    Total Current Liabilities                            1,329             -


STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.0001 per share,
     50,000,000 shares authorized, issued and
     outstanding - none                                      -             -
   Series A Common Stock, par value $.0001 per share;
     250,000,000 shares, Issued and outstanding -
     66,308,857 and 64,808,857 shares in 2001
     and 2000, respectively                              6,630         6,480
   Series B Common Stock, par value $.0001 per share;
     250,000,000 shares authorized, issued
     and outstanding, None                                   -             -
   Capital paid in excess of par value                 371,199       360,849
   Deficit accumulated
     during the development stage                     (339,666)     (323,316)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              38,163        44,013
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  39,492     $  44,013
                                                     =========      ========

The accompanying notes are an integral part of these financial statements.
                                   F-2

                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations



                                           Year Ended            June 10, 1988
                                          December 31,            (Inception)
                                   ---------------------------    to December
                                       2001           2000        31, 2001
                                   ------------   ------------    ------------
Revenue                            $        -     $        -      $        -


Expenses:
  Amortization                              -              -           1,500
  Bank Charge                              16             10             561
  Legal & Accounting                   15,307         16,203          97,414
  Director Fees                             -              -             800
  Office Expense                            -            147           7,990
  Stock Fees & Other Costs                 60            252          10,384
  Administration/Consulting               967          8,118         127,075
  Mining Assessments & Fees                 -              -          75,479
  Bad Debt                                  -              -           6,250
  Rent/Telephone                            -              -          12,213
                                     --------       --------       ---------

      Total Expenses                   16,350         24,730         339,666


Net Loss Accumulated During
The Development Stage               $ (16,350)     $ (24,730)     $ (339,666)
                                     ========       ========       =========

Net Loss per common share
  is less than $.002                $        *     $        *
                                     ==========     ==========
Weighted average number of
  common shares outstanding          65,183,857     61,737,419
                                     ==========     ==========

    The accompanying notes are an integral part of these financial statements.
                                      F-3

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                        Statements of Stockholders' Equity


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ----------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            -        -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -    1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -      500

November 27, 1989
  (Public offering)    2,666,000    266       12,353               -   12,619

Net Loss                       -      -            -          (3,765)  (3,765)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1989            17,666,000  1,766       12,853          (3,765)  10,854

Net Loss                       -      -            -         (10,129) (10,129)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1990            17,666,000  1,766       12,853         (13,894)     725

Net Loss                       -      -            -            (300)    (300)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1991            17,666,000  1,766       12,853         (14,194)     425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              -  137,910

Net Loss for the year
  Ended December 31,
  1992                         -      -             -        (47,589) (47,589)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1992            47,666,000  4,766       12,853         (61,783)  90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              -  150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -      300

Net Loss                       -      -             -        (54,951) (54,951)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1993            56,666,000  5,666      297,163        (116,734) 186,095

Net Loss                       -      -             -        (26,293) (26,293)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1994            56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -             -        (17,764) (17,764)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1995            56,666,000  5,666      297,153        (160,791) 142,038

Net Loss                       -      -         7,500        (19,842) (12,342)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1996            56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -             -        (24,037) (24,037)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1997            56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -             -        (78,712) (78,712)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1998            56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -             -        (15,204) (15,204)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 1999            56,666,000  5,666      304,663        (298,586)  11,743

Issuance of stock
  for cash -           3,000,000    300       20,700               -   21,000
Issuance of stock
  for cash -           1,000,000    100        6,900               -    6,900
Issuance of stock
  for services         1,000,000    100        6,900               -    6,900
Issuance of stock
  for debt -           3,142,857    314       21,686               -   22,000
Net Loss for year              -      -            -         (24,730) (24,730)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 2000            64,808,857  6,480      360,849        (323,316)  44,013

Issuance of stock
  for cash -           1,500,000    150       10,350               -   10,500
Net Loss for year              -      -            -         (16,350) (16,350)
                      ----------  -----       ------         -------   ------
Balance - December
  31, 2001            66,308,857 $6,630     $371,199       $(339,666) $38,163
                      ========== ======      ========       ========   ======

    The accompanying notes are an integral part of these financial statements.
                                 F-4

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                          Year Ended            June 10, 1988
                                          December 31,          (Inception) to
                                   -------------------------    December 31,
                                       2001           2000          2001
                                   ------------   ----------    -------------

Cash Flows From
    Operating Activities:

  Net Loss Accumulated During
   the Development Stage         $     (16,350)  $   (24,730)   $    (339,666)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation            -             -            1,500
    Organization Costs                       -             -           (1,500)
    Stock issued for services                -         7,000            8,800
    (Decrease) Increase in
      Accounts Payable                   1,329        (2,000)           1,329
                                       -------      --------          -------

  Net cash flows used in
   operating activities                (15,021)      (19,730)        (329,537)

Cash Flows From
    Investing Activities:

   Exchange of properties - net              -             -          147,167
   Investment Purchase                       -             -         (305,410)
                                       -------      --------         ---------

  Net Cash Flow Used In
   Investing Activities                      -             -         (158,243)

Cash Flows From
    Financing Activities:

  Loan from LP Investors                     -             -                -
  Proceeds from Long-Term Debt               -             -          189,500
  Payment of Long-Term Debt                  -             -          (45,000)
  Proceeds from Sale of Stock           10,500        28,000          347,029
                                     ---------      --------        ---------

  Net Cash Flows Provided by
   Financing Activities                 10,500        28,000          491,529
                                     ---------      --------        ---------

  Net Increase (Decrease)
   in Cash                              (4,521)        8,270            3,749

Cash at beginning of period              8,270             -                -
                                   --------------  -------------  -------------

Cash at end of period              $     3,749   $     8,270     $      3,749
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

    The accompanying notes are an integral part of these financial statements.
                                     F-5

                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                              December 31, 2001

Note 1 - Summary of Significant Accounting Policies:

The Company:

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2001

Note 1 - Summary of Significant Accounting Policies: (Continued)

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

Other Transactions

In 2000, the Company issued 4,000,000 shares for $28,000 in cash, 1,000,000 shares for services estimated at $7,000, and 3,142,857 for cancellation of debt in the amount of $22,000.

In 2001, the Company issued 1,500,000 shares for $10,500 in cash.

                          YAAK RIVER RESOURCES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2001

Note 4 - Yaak River Resources Timber Division, Limited Partnership:

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

Note 5 - Income Taxes

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

      Deferred tax assets
         Net operating loss carryforwards                       $339,666
         Valuation allowance for deferred tax assets            (339,666)
      Net deferred tax assets                             $            -

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $339,666 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                          YAAK RIVER RESOURCES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001


Note 6 - Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current year and the Company's deficit is $339,666.

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


Date:  March 28, 2002                      YAAK RIVER RESOURCES, INC.


                                   By: /s/   Donald J. Smith
                                             Donald J. Smith, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                       Title                          Date

/s/        Donald J. Smith       President and a Director   March 28, 2002
   Donald J. Smith              (Principal Executive Officer)


/s/        James K. Sandison     Secretary, Treasurer,      March 28, 2002
                                 and a Director
   James K. Sandison            (Principal Financial Officer and
                                 Principal Accounting Officer)