Form 10QSB
period 2002-03-31
YAAK RIVER RESOURCES INC
filed 2002-05-10
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: March 31, 2002

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


As of March 31, 2002, 66,308,857 shares of common stock, par value $0.0001 per share, were outstanding.


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

      9. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time consuming, expensive process and may limit other investment opportunities of the Company.

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

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 33,661,977 shares of Common Stock (50.8% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

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

Date:  May 10, 2002                           YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)

                     YAAK RIVER RESOURCES, INC.


                        Financial Statements

                 For the Period Ended March 31, 2002
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. (A Developement Stage Company)as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001,included in the accompanying Securitiesand Exchange Commission Form 10-QSB for the period ended March 31, 2002. Thesefinancial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States , the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
May 6, 2002

                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheets
                            (Unaudited)



                                                      March 31,   December 31,
                                                        2002          2001
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $   2,006     $   3,749
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               37,749        39,492
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  37,749        39,492
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable and accrued expenses            $   2,112     $   1,329
    Advances from Shareholders                               -             -
                                                      --------      --------
    Total current liabilities                            2,112         1,329


STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value;
     50,000,000 shares authorized, Issued
     and outstanding, None                                   -             -
   Series A Common Stock, $.0001 par value;
     250,000,000 Shares authorized, Issued and
     outstanding - 66,308,857 shares                     6,630         6,630
   Series B Common Stock, $.0001 par value;
     250,000,000 Shares authorized,
     Issued and outstanding, None                            -             -
   Capital paid in excess of par value                 371,199       371,199
   Deficit accumulated
     during the development stage                     (342,192)     (339,666)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              35,637        38,163
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  37,749     $  39,492
                                                     =========      ========

			See accountant's review report.

                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                       June 10, 1988
                             Three Month Period         (Inception)
                               Ended March 31,          to March 31,
                               2002       2001              2002
                             ---------  ---------       ------------
REVENUE                      $      -   $      -        $          -


OPERATING EXPENSES
  Amortization                      -           -              1,500
  Bank Charges                      -           -                561
  Legal & Accounting            2,112       1,488             99,526
  Director Fees                     -           -                800
  Office Expense                    -           -              7,990
  Stock Fees & Other Costs        414           -             10,798
  Administration/Consulting         -         967            127,075
  Mining Assessments & Fees         -           -             75,479
  Bad Debt                          -           -              6,250
  Rent/Telephone                    -           -             12,213
                              --------   --------       ------------

     Total Operating Expenses    2,526      2,455            342,192
     			      --------   --------       ------------

     NET LOSS FROM
     OPERATING EXPENSES      $  (2,526)  $  (2,455)    $    (342,192)
                              ========    ========      =============

     OTHER INCOME  AND EXPENSES
     Interest Income                -           -                  -
     Interest Expense               -           -                  -
     Other                          -           -                  -
                              --------    --------      -------------
                                    -           -                  -
                              --------    --------      -------------
 	Net Loss             $  (2,526)  $  (2,455)    $    (342,192)
                              ========    ========      =============

     Weighted average number
     of shares outstanding
                            66,308,857   64,808,857
                            ==========   ==========

     Basic and Diluted          *            *
     Net Loss Per Share     ==========   ==========

     * Less than $.01




			See accountant's review report.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                June 10, 1988
                                       Three Months Ended      (Inception) t0
                                            March 31,              March 31,
                                       2002         2001             2002
                                   ------------   ----------    -------------

Cash Flows From
    Operating Activities:

  Net Loss                       $    (2,526)    $  (2,455)     $    (342,192)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation          -             -              1,500
    Organization Costs                     -             -             (1,500)
    Stock issued for services              -             -              8,800
    (Decrease) Increase in
      Accounts Payable                   783             -              2,112
                                      -------      --------            -------
   Total Adjustments                     783             -             10,912
				      -------      --------            -------

  Net Cash Flows Used In
   Operating Activities               (1,743)       (2,455)          (331,280)

Cash Flows From
    Investing Activities:

   Exchange of properties - net           -             -             147,167
   Investment Purchase                    -             -            (305,410)
                                     -------       -------           ---------

  Net Cash Flow Used In
   Investing Activities                   -             -            (158,243)

Cash Flows From
    Financing Activities:

  Proceeds from Long-Term Debt            -             -             189,500
  Payment of Long-Term Debt               -             -             (45,000)
  Proceeds from Sale of Stock             -             -             347,029
                                   ---------      --------           ---------

  Net Cash Flows Provided by
   Financing Activities                   -             -             491,529
                                   ---------      --------           ---------

  Net Increase (Decrease)
   in Cash                           (1,743)        (2,455)             2,006

Cash at beginning of period           3,749          8,270                  -
                                  ----------      ---------         ---------

Cash at end of period            $    2,006     $    5,815        $     2,006
                                 ===========     ===========       ===========

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


			See accountant's review report.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                   Statements of Changes in Stockholders' Equity
                                 (Unaudited)



                                                          Deficit
                         Common Stock     Capital Paid  Accum. During
                     -------------------  In Excess of the Development
                       Shares    Amount     Par Value      Stage         Totals
                     ---------- --------  ------------ ---------------  --------

June 10, 1988
 (Inception)                  -   $    -    $        -   $           -   $     -

Issuance of common
 Stock: January 6,
 1989 (for services) 10,000,000    1,000           500               -     1,500

January 6, 1989
  (for cash)          5,000,000      500             -               -       500

November 27, 1989
  (Public offering)   2,666,000      266        12,353               -    12,619

Net Loss                      -        -             -          (3,765)   (3,765)
                     ----------    -----       -------        --------    ------
Balance-
 December 31, 1989   17,666,000    1,766        12,853          (3,765)   10,854

Net Loss                      -        -             -         (10,129)  (10,129)
                     ----------    -----       -------        --------    ------
Balance-
 December 31, 1990   17,666,000    1,766        12,853         (13,894)      725


Net Loss                      -        -             -            (300)     (300)
                     ----------    -----       -------        --------    ------
Balance-
 December 31, 1991   17,666,000    1,766        12,853         (14,194)      425

Issuance of common
  Stock: January 10,
  1992 (for assets
  of YRML)           30,000,000    3,000       134,910               -   137,910

Net Loss                      -        -             -         (47,589)  (47,589)
                     ----------    -----       -------        --------    ------
Balance-
 December 31, 1992   47,666,000    4,766       147,763         (61,783)   90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)         6,000,000      600       149,400              -    150,000
  June 30, 1993
   (for services)     3,000,000      300             -              -        300

Net Loss                      -        -             -        (54,951)   (54,951)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1993   56,666,000    5,666       297,163       (116,734)   186,095

Net Loss                      -        -             -        (26,293)   (26,293)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1994   56,666,000    5,666       297,163       (143,027)   159,802

Net Loss                      -        -            -         (17,764)   (17,764)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1995   56,666,000    5,666       297,163       (160,791)   142,038

Net Loss                      -        -         7,500        (19,842)   (12,342)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1996   56,666,000    5,666       304,663       (180,633)   129,696

Net Loss                      -        -             -        (24,037)   (24,037)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1997   56,666,000    5,666       304,663       (204,670)   105,659

Net Loss                      -        -             -        (78,712)   (78,712)
                     ----------    -----       -------       --------     ------
Balance-
 December 31, 1998   56,666,000    5,666      304,663        (283,382)    26,947

Net Loss                      -        -            -         (15,204)   (15,204)
                     ----------   ------    ----------       --------     ------

Balance - December 31,
          1999       56,666,000    5,666       304,663       (298,586)    11,743
                     ----------   ------    ----------       --------     ------
Issuance of common
  stock (for cash)    3,000,000      300        20,700              -     21,000
Issuance of common
  stock (for cash)    1,000,000      100         6,900              -      7,000
Issuance of common
  stock (for services)1,000,000      100         6,900              -      7,000
Issuance of common
  stock (for debt)    3,142,857      314        21,686              -     22,000
Net loss for year                                             (24,730)   (24,730)
                     ----------   ------    ----------       --------     ------

Balance - December 31,
          2000       64,808,857    6,480       360,849       (323,316)    44,013

Issuance of Common
Stock (for cash)      1,500,000     150         10,350              -     10,500

Net Loss for period           -       -              -        (16,350)   (16,350)
                     ----------  ------     ----------       --------     ------
Balance - December 31,
          2001       66,308,857  $6,630       $371,849     $ (339,666)   $38,163
                     ==========  ======     ==========       ========     ======

Net Loss for period           -       -              -         (2,526)    (2,526)
                     ----------  ------     ----------       --------     ------
Balance - March 31,
          2002       66,308,857  $6,630       $371,199     $ (342,192)   $35,637
		     ==========  ======     ==========       ========     ======



			See accountant's review report.

                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

     In the opinion of management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three monthsended March 31, 2002 and 2001. Interim results are not necessarily indicative ofresults for a full year.


The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


