Form 10QSB
period 2002-06-30
YAAK RIVER RESOURCES INC
filed 2002-08-16
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2002

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


As of June 30, 2002, 66,308,857 shares of common stock, par value
$0.0001 per share, were outstanding.


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

Employees

      The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Risk Factors -- Dependence upon Management" and "Risk Factors -- Limited Participation of Management."

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


                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

              99.1	Certification of Chief Executive Officer and
			President of the Company, pursuant to 18 U.S.C.
			Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	      99.2	Certification of Chief Executive Officer and
			President of the Company, pursuant to 18 U.S.C.
			Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



      (b)     Reports on Form 8-K

              None

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2002                           YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)


								Exhibit 99.1


			CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
				AS ADOPTED PURSUANT TO SECTION 906
				OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of Yaak River Resources, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on August 15, 2002
	(the "Report"), I, Donald J. Smith, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



                                  -----------------------
                                  President
				  August 15, 2002



								Exhibit 99.2


			CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
				AS ADOPTED PURSUANT TO SECTION 906
				OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of Yaak River Resources, Inc.
	(the "Company") on Form 10-Q for the period ending June 30, 2002 as filed
	with the Securities and Exchange Commission on August 15, 2002
	(the "Report"), I, James K. Sandison, Secretary and Treasurer of the Company,
	certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of Section 13(a) or 15(d)
	of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material
	respects, the Company's financial position and results of operations.



					--------------------
					Secretary and Treasurer
					August 15, 2002

                     YAAK RIVER RESOURCES, INC.


                        Financial Statements

                 For the Period Ended June 30, 2002
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of June 30, 2002 and the related statements of operations for the three months and six month periods ended June 30, 2002 and 2001, and the related cash flows for the six months ended June 30, 2002 and 2001, and June 18, 1988 to June 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated
March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
August 8, 2002

                                   F-1


                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheets
                            (Unaudited)



                                                      June 30,   December 31,
                                                       2002          2001
                                                    ------------  ------------
   ASSETS

Current Assets:
   Cash                                              $   1,368     $   3,749
   Investment - Properties                              35,743        35,743
                                                     ---------     ---------

     Total current assets                               37,111        39,492
                                                     ---------     ---------

  Other Assets
Organizational Costs - Net of Amortization                   -             -
                                                     ---------     ---------
Total Other Assets                                           -             -
                                                     ---------     ---------

     TOTAL ASSETS                                    $  37,111        39,492
                                                     =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts payable and accrued expenses            $   4,827     $   1,329
    Advances from shareholders'                              -             -
                                                      --------      --------
    Total Current Liabilities                            4,827         1,329
                                                      --------      --------


STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value, 50,000,000
     Shares authorized, issued and outstanding - none        -             -
   Series A Common stock, $.0001 par value;
     250,000,000 shares authorized; issued
     and outstanding - 66,308,857 shares                 6,630         6,630
   Series B Common stock, $.0001 par value;
     250,000,000 shares authorized; issued
     and outstanding - none                                  -             -
   Capital paid in excess of par value                 371,199       371,199
   Deficit accumulated
     during the development stage                     (345,545)     (339,666)
                                                     ----------     --------
TOTAL STOCKHOLDERS' EQUITY                              32,284        38,163
                                                      ---------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  37,111     $  39,492
                                                     =========      ========

                           See accountant's review report.

                                       F-2



                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                   June 10, 1988
                       Three Months             Six Months         (Inception)
                       Ended June 30,           Ended June 30,      to June
                        2002       2001          2002       2001    30, 2002
                     ---------  ---------     ---------  --------  ------------
REVENUE              $      -   $      -      $     -    $     -   $        -


EXPENSES
  Amortization              -           -            -          -        1,500
  Bank Charges              6           7            6          7          567
  Legal & Accounting    3,347       5,572        5,459      7,060      102,873
  Director Fees             -           -            -          -          800
  Office Expense            -           -            -          -        7,990
  Stock Fees & Other Costs  -           -          414          -       10,798
  Administration/Consulting -           -            -        967      127,075
  Mining Assessments & Fees -           -            -          -       75,479
  Bad Debt                  -           -            -          -        6,250
  Rent/Telephone            -           -            -          -       12,213
                      --------   --------     --------    --------    ---------
  Total Operating
            Expenses    3,353       5,579        5,879      8,034      345,545
                      --------   --------     --------    --------    ---------
 Net Loss from
        Operations     (3,353)     (5,579)      (5,879)    (8,034)    (345,545)
                      --------   --------     --------    --------    ---------
 Other Income and expenses:
  Interest income           -           -            -          -            -
  Interest expense          -           -            -          -            -
  Other                     -           -            -          -            -
                      --------   --------     --------    --------    ---------
                            -           -            -          -            -
                      --------   --------     --------    --------    ---------

NET LOSS            $  (3,353)  $  (5,579)    $ (5,879)   $(8,034)   $(345,545)
                      ========   ========     ========    ========    =========
Weighted average number
 of shares
 outstanding        66,308,857  64,808,857   66,308,857  64,808,857
                    ==========  ==========   ==========  ==========


Basic and diluted net
  loss per share    $      *     $      *      $     *     $     *
                      ========   ========     ========    ========

* Less than $.01



                         See accountant's review report.
                                     F-3




                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ---------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666       297,163       (116,734) 186,095

Net Loss                       -      -            -         (26,293) (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743)
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       3,000,000    300        20,700              -   21,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for services   1,000,000    100         6,900              -    7,000
Issuance of common
  stock for debt       3,142,857    314        21,686              -   22,000
Net loss for year                                            (24,730) (24,730)
                      ---------- ------    ----------       --------   ------
Balance - December 31,
          2000        64,808,857  6,480      360,849        (323,316)  44,013
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       1,500,000    150       10,350               -   10,500
Net loss for year                                            (16,350) (16,350)
                      ---------- ------    ----------       --------   ------
Balance - December 31,
          2001        66,308,857  6,630      371,199        (339,666)  38,163
                      ---------- ------    ----------       --------   ------

Net Loss for period            -      -            -          (5,879)  (5,879)
                      ---------- ------    ----------       --------   ------
Balance - June 30,
          2002        66,308,857 $6,630     $371,199       $(345,545) $32,284
                      ========== ======     ========        ========   ======

                        See accountant's review report.
                                     F-4

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                June 10, 1988
                                       Six Months Ended      (Inception) to
                                            June 30,            June 30,
                                       2002         2001            2002
                                   ------------   ----------    -------------

Cash Flows From
    Operating Activities:

  Net (Loss)                     $    (5,879)    $  (8,034)     $    (345,545)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation          -             -              1,500
    Organization Costs                     -             -             (1,500)
    Stock issued for services              -             -              8,800
    Changes in assets and liabilities:
    Increase in accounts payable
            and accrued expenses       3,498             -              4,827
                                      -------      --------            -------
      Total adjustments                3,498             -             13,627
                                      -------      --------            -------
  Net Cash Flows From
   Operating Activities               (2,381)       (8,034)          (331,918)

Cash Flows From
    Investing Activities:

   Exchange of properties - net           -             -             147,167
   Investment Purchase                    -             -            (305,410)
                                     -------       -------           ---------
  Net Cash Flows From
   Investing Activities                   -             -            (158,243)
                                     -------       -------           ---------

Cash Flows From
    Financing Activities:

  Proceeds from long-term debt            -              -            189,500
  Payment of long-term debt               -              -            (45,000)
  Issuance of Common Stock               -                            347,029
                                   ---------      --------           ---------
  Net Cash Flows From
   Financing Activities                   -              -            491,529
                                   ---------      --------           ---------

  Net Increase (Decrease)
   in Cash                           (2,381)        (8,034)             1,368

Cash and Cash Equivalents -
   Beginning of period                3,749          8,270                  -
                                  ----------      ---------         ---------

Cash and Cash Equivalents -
   End of period                 $    1,368     $      236        $     1,368
                                 ===========     ===========       ============

Supplemental Cash Flow Information:

     Interest paid               $       -      $        -        $         -
                                  ==========     ==========        ===========
     Taxes paid                  $       -      $        -        $         -
                                  ==========     ==========        ===========

Noncash Investing and financing activities:
   In 1999, the Company exchanged properties with a book value of $182,910 to a related party in lieu of payment of liabilities of $147,167 and land with book value of $35,743.
                                  ==========     ==========        ===========
                                 $       -      $        -        $   182,910
                                  ==========     ==========        ===========



                           See accountant's review report.

                                      F-5



                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.
Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.
The Company's operations generated no income during the current period ended and the Company's deficit is $345,545.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.