Form 10QSB
period 2002-09-30
YAAK RIVER RESOURCES INC
filed 2002-11-19
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: September 30, 2002

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


As of October 1, 2002, 67,308,857 shares of common stock, par value $0.0001 per share, were outstanding.


Transitional Small Business Disclosure Format:    Yes___     No _X_


This Form 10-QSB consists of 15 pages. No exhibits are included in this Form 10-QSB.

                   PART I -- FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

      Please see pages F-1 through F-6.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Real Estate Properties

      Since 1999, the Company has owned 91 unimproved lots located in Teller County, Colorado. The lots are zoned for residential development, and comprise a total of approximately 4.7 acres of land. They are locatedin the Pike's Peak region approximately six miles by road from the historic mining town of Cripple Creek, Colorado, and approximately 40 miles by highway from the Colorado Springs metropolitan area.


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

      2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company were to become involved in a business opportunity, there is no assurance that it would generate revenues or profits, or that the market price of the Company's Common Stock would be increased thereby.

      3. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result the Company can disclose the risks and hazards of any business or opportunity that it might enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders should the business or opportunity prove to be unsuccessful.

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

      11. Lack of Continuity in Management. The Company does not have employment agreements with its management, and there is no assurance that the persons who currently manage the Company shall continue to do so in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

      12. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with the fiduciary duties that such executive officers and directors owe to the Companyand it's shareholders.

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

      16. Minimal Working Capital; Accumulated Deficit. At September 30, 2002, the Company had working capital only in the minimal amount of $3,532, and the Company's accumulated deficit was $(345,554). See "Need for Additional Financing," below.


      17. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

      18. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses.
A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

      19. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

      20. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

      21. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company.
The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

      22. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

      23. Thinly-traded Public Market Barriers to establishment of and Active Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company. No assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Should an active trading market fail to develop, any investment in the Common Stock would be highly illiquid. Accordingly, an investor in the Common Stock may not be able to sell the Common Stock readily, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not now contemplated, and should the investor therefore wish to transfer the Common Stock owned by him, he may find he has only a limited or no ability to transfer or market the Common Stock. Accordingly, purchasers of the Common Stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. Prospective investors should be fully aware of the long-term nature of their investment in the Company.

The Common Stock is listed on the Electronic Bulletin Board operated by the NASD. There is no assurance, however, that a mere Bulletin Board listing will obviate any of the liquidity limitations described above. In May of 2002, moreover, the NASD filed with the Securities and Exchange Commission proposed rules to create and govern a new exchange to be called the Bulletin Board Exchange (the "BBX"). The BBX would replace the Electronic Bulletin Board. Subject to approval by the Commission, the BBX is to begin operation in the first quarter of 2003.

As proposed, the standards that must be met for BBX listing are more stringent than those imposed by the Electronic Bulletin Board. Those standards include requirements as to annual meetings of shareholders, proxy solicitations, independent directors, audit committees, shareholder approval of stock-option grants, shareholder approval of below-market issuances of stock, and the like. The BBX, moreover, would charge nontrivial initial and continuing listing fees.

On the basis of its current organization and practice, the Company would not meet all of the proposed BBX standards. Even if the Company's organization and practice could be reconfigured to meet those standards, which is not certain, management has not resolved to pursue such a reconfiguration.

It appears likely, therefore, that, should the Commission approve the BBX proposal, the Company's securities would have no more than "pink-sheet" status. Historically, securities listed only in the pink sheets have been even less liquid than those listed on the Electronic Bulletin Board.

24. Impact of Sarbanes-Oxley Act of 2002 and Related Regulations. A predominant aspect of the Company's business plan is to promote a business combination between the Company and a private, operating business enterprise. The Company's ability to promote such a business combination hinges upon the perceived benefit of the actual or potential public-company status of the Company.

The enactment of the Sarbanes-Oxley Act of 2002, and of regulations that have been or are to be promulgated thereunder, results in a significant increase in the risks and costs of public-company status. A few features of the Act are

(1)	CEO and CFO certifications of the financial statements and other information contained in annual and quarterly reports;

(2)	acceleration of deadlines for Section 16 reporting of insider transactions;

(3)	acceleration of deadlines for reporting of material changes in financial conditions or operations;

(4)	prohibition of new loans to directors and executive officers;

(5)	review by the Securities and Exchange Commission at least every three years of periodic reports and other filings;

(6)	new authority to prohibit certain individuals from serving as officers and directors;

(7)	extension of the statute of limitations on claims of securities fraud;

(8)	establishment of new criminal offenses for destroying, altering, or falsifying records;

(9)	federal sentencing guidelines to be amended sufficiently to "deter and punish" criminal acts;

(10)	disclosure of whether a financial expert serves on the audit committee and, if not, why not;

(11)	disclosure of whether a code of ethics for senior management has been adopted and enforced and, if not, why not; and

(12)	requirement that attorneys to the corporation report material violations of securities laws or breaches of fiduciary duties.

Compliance with these new rules, among numerous others, will increase the legal and accounting expenses of being a public reporting company, and will impose significant new demands upon the time and energies of management. In addition, the new rules will increase the exposure of the principals of public companies to personal legal risk.

Management believes, therefore, that this new body of law will have a significant, adverse impact upon the Company's business. This impact will take the form of narrowing the pool of candidates for potential business combinations with the Company. The narrowing is expected to occur for two reasons.

First, the Company will need to be more exacting in its evaluation of candidates. To be an appropriate candidate, a private business enterprise will need to possess levels of resources, and of business, legal, and accounting sophistication and experience, that permit a reasonable conclusion to be reached that the candidate has the capability of complying with the new law. The Company will need to satisfy itself, moreover, that the candidate has not only the needed resources but also a corporate culture that is compatible with the financial limitations imposed by the new law, and with the increased levels of scrutiny and candor associated with the new law.

Second, the perception by potential candidates of the cost-benefit ratio of public status will be altered. Qualified candidates might well perceive there to be a new and less advantageous relationship between the historical benefits of being a public corporation and the increased costs and new limitations associated with public-company status.

These factors are expected to combine to increase the difficulty of identifying and investigating candidates. In addition, these factors might well make it more difficult for the Company to complete a business combination or, even if it proves feasible to complete one,to do so on terms as favorable as those that public shell corporations have succeeded in negotiating in the past

      25. Broker-Dealer Sales of Company's Registered Securities. The Company's registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

      26. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 nonvoting shares of Preferred Stock, par value $0.0001 per share. No shares of Preferred Stock have been issued or are outstanding on the date of this Report, and there is no plan to issue any in the foreseeable future. Should a series of Preferred Stock be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Series A Common Stock or other securities of the Company. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

      27. Series B Common Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 250,000,000 nonvoting shares of Series B Common Stock, par value $0.0001 per share. No shares of Series B Common Stock have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should Series B Common Stock be issued, however, such Stock could have a substantial, dilutive effect upon the interests of the holders of outstanding Series A Common Stock or other securities of the Company, and would reduce the proportionate ownership of such holders in the Company.

      28. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. As of November 12th, 2002 a total of 33,341,977 shares of Common Stock (49.5% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

Item 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


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

                     PART II -- OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2002, the Company sold 500,000 shares of its Series A Common Stock to an existing shareholder of the Company for $3,500 in cash. On
September 30, 2002, the Company sold another 500,000 shares of its Series A Common Stock to a corporation wholly owned by the President of the Company, also for $3,500 in cash. The proceeds of the two sales have been or are to be used as working capital.

The purchasers in the sales described above were either directors of the Company, executive officers of the Company, historical investors in the Company, professional service providers engaged by the Company, or entities controlled by such persons. The sales were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The sales were made on an unregistered basis in reliance upon either or both of the exemptions contained in Sections 4(2) or 3(b) of the Securities Act, on the basis that the sales were made, without any general solicitation, (i) to a limited number of purchasers; (ii) each of whom (or the control persons of whom) had a long-standing, ongoing, substantive relationship with Company; and (iii) each of whom (or the control persons of whom) had, or had reasonable access to, comprehensive knowledge of the Company, its business, and its financial condition. On the basis of these facts, the Company concluded that the sales did not involve any public offering.


Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

              None


      (b)     Reports on Form 8-K

              None

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2002                          YAAK RIVER RESOURCES, INC.

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

Date:  November 19, 2002                          YAAK RIVER RESOURCES, INC.

                                              By: /s/ Donald J. Smith
                                                  Donald J. Smith, President
                                                  (Principal Executive Officer)

                                              By: /s/ James K. Sandison
                                                  James K. Sandison, Secretary
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)

TO BE SUPPLIED BY AMENDMENT:


I.     CERTIFICATION PUSUANT TO RULES 13a-14 OR 15d-14 UNDER THE EXCHANGE ACT

II.    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                     YAAK RIVER RESOURCES, INC.


                        Financial Statements

                 For the Period Ended September 30, 2002
                            (Unaudited)



                       MICHAEL JOHNSON & CO., LLC
                               LETTERHEAD

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of September 30, 2002 and the related statements of operations for the threemonths and nine month periods ended September 30, 2002 and 2001, and the related cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated
March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ Michael Johnson & Co. LLC
Michael Johnson & Co., LLC.
Denver, Colorado
November 9, 2002

                                   F-1


                     YAAK RIVER RESOURCES, INC.
                    (A Development Stage Company)
                           Balance Sheet
                            (Unaudited)



                                                    September 30, December 31,
                                                       2002          2001
                                                    ------------  ------------
ASSETS
Current Assets:
Cash                                                 $   4,143     $   3,749
                                                     ---------     ---------
Total Current Assets                                     4,143         3,749
                                                     ---------     ---------

Other Assets:
Investment - Properties                                 35,743        35,743
                                                     ---------     ---------
Total Other Assets                                      35,743        35,743
                                                     ---------     ---------

TOTAL ASSETS                                         $  39,886        39,492
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $     611     $   1,329
                                                      --------      --------
Total Current Liabilities                                  611         1,329
                                                      --------      --------


STOCKHOLDERS' EQUITY
Preferred Stock, par value $.0001 per share
 Authorized 50,000,000 Shares, Issued and
 outstanding - none                                          -             -
Series A Common Stock, par value $.0001 per share;
 250,000,000 Shares; issued and outstanding -
 67,308,857 and 66,308,857 respectively                  6,730         6,630
Series B Common stock, par value $.0001 per share;
 Authorized 250,000,000 Shares, Issued
 and outstanding - none                                      -             -
Capital paid in excess of par value                    378,099       371,199
Deficit accumulated during the development stage      (345,554)     (339,666)
                                                     ----------     --------
Total Stockholders' Equity                              39,275        38,163
                                                      ---------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  39,886     $  39,492
                                                     =========      ========

                           See accountant's review report.

                                       F-2



                        Yaak River Resources, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)



                     Three Month Period       Nine Month Period    June 10, 1988
                     Ended September 30,      Ended September 30,  (Inception) to
                     -------------------     --------------------  September 30,
                       2002       2001          2002       2001        2002
                     ---------  ---------     ---------  --------  ------------
Revenue              $      -   $      -      $     -    $     -   $        -


Expenses:
Amortization                -           -            -          -        1,500
Bank Charges                9           9           15         16          576
Legal & Accounting          -       5,988        5,459     13,048      102,873
Director Fees               -           -            -          -          800
Office Expense              -           -            -          -        7,990
Stock Fees & Other Costs    -           -          414          -       10,798
Administration/Consulting   -           -            -        967      127,075
Mining Assessments & Fees   -           -            -          -       75,479
Bad Debt                    -           -            -          -        6,250
Rent/Telephone              -           -            -          -       12,213
                      --------   --------     --------    --------    ---------
 Total Expenses             9       5,997        5,888     14,031      345,554
                      --------   --------     --------    --------    ---------
Net Loss Accumulated
During the Development
Stage                 $    (9)   $ (5,997)    $ (5,888)  $(14,031)   $(345,554)
                      ========   ========     ========    ========    =========

* -  Net Loss per common
 share is less than
 $.0002              $      *     $    *      $     *     $     *
                      ========   ========     ========    ========


Weighted average number
 of common shares
 outstanding                 -  65,308,857           -   64,975,524
                    ==========  ==========   ==========  ==========



* Less than $.01



                         See accountant's review report.
                                     F-3




                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                 (Unaudited)


                                                      Deficit
                                        Capital Paid  Accum. During
                                 Common In Excess of  the Development
                     # of Shares Stock  Par Value     Stage           Totals
                     ---------- ------  ------------ --------------- ------

June 10, 1988
 (Inception)                   - $    - $          -  $            - $     -

Issuance of common
 Stock: January 6,
 1989 (for services)  10,000,000  1,000          500               -   1,500

January 6, 1989)
  (for cash)           5,000,000    500            -               -     500

November 27, 1989
  (Public offering)    2,266,000    266       12,353               -  12,619

Net Loss                       -      -            -          (3,765) (3,765)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1989    17,666,000  1,766       12,853          (3,765) 10,854

Net Loss                       -      -            -         (10,129)(10,129)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1990    17,666,000  1,766       12,853         (13,894)    725


Net Loss                       -      -            -            (300)   (300)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1991    17,666,000  1,766       12,853         (14,194)    425

Issuance of common
  Stock: January 10,
  1992 (for assets
  YRML)               30,000,000  3,000       134,910              - 137,910

Net Loss                       -      -             -        (47,589)(47,589)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1992    47,666,000  4,766      147,763         (61,783) 90,746

Issuance of common
  Stock:
  June 30, 1993
   (for cash)          6,000,000    600       149,400              - 150,000
  June 30, 1993
   (for services)      3,000,000    300             -              -     300

Net Loss                       -      -             -        (54,951)(54,951)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1993    56,666,000  5,666       297,163       (116,734) 186,095

Net Loss                       -      -            -         (26,293) (26,293)
                      ----------  -----      -------        --------  ------
Balance-
 December 31, 1994    56,666,000  5,666      297,163        (143,027) 159,802

Net Loss                       -      -            -         (17,764) (17,764)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1995    56,666,000  5,666      297,163        (160,791) 142,038

Net Loss                       -      -        7,500         (19,842) (12,342)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1996    56,666,000  5,666      304,663        (180,633) 129,696

Net Loss                       -      -            -         (24,037) (24,037)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1997    56,666,000  5,666      304,663        (204,670) 105,659

Net Loss                       -      -            -         (78,712) (78,712)
                      ----------  -----      -------        --------   ------
Balance-
 December 31, 1998    56,666,000  5,666      304,663        (283,382)  26,947

Net Loss                       -      -            -         (15,204) (15,204)
                      ---------- ------    ----------       --------   ------

Balance - December 31,
          1999        56,666,000  5,666       304,663       (298,586)  11,743)
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       3,000,000    300        20,700              -   21,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for cash       1,000,000    100         6,900              -    7,000
Issuance of common
  stock for services   1,000,000    100         6,900              -    7,000
Issuance of common
  stock for debt       3,142,857    314        21,686              -   22,000
Net loss for year                                            (24,730) (24,730)
                      ---------- ------    ----------       --------   ------
Balance - December 31,
          2000        64,808,857  6,480      360,849        (323,316)  44,013
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       1,500,000    150       10,350               -   10,500
Net loss for year                                            (16,350) (16,350)
                      ---------- ------    ----------       --------   ------
Balance - December 31,
          2001        66,308,857  6,630      371,199        (339,666)  38,163
                      ---------- ------    ----------       --------   ------
Issuance of common
  stock for cash       1,000,000    100        6,900               -    7,000
Net Loss for period            -      -            -          (5,888)  (5,888)
                      ---------- ------    ----------       --------   ------
Balance - September 30,
          2002        67,308,857 $6,730     $378,099       $(345,554) $39,275
                      ========== ======     ========        ========   ======

                        See accountant's review report.
                                     F-4

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                       Nine Months Ended        June 10, 1988
                                          September 30,        (Inception) to
                                   -------------------------    September 30,
                                      2002         2001            2002
                                   ------------   ----------    -------------

Cash Flows From Operating Activities:
Net Loss Accumulated During the
  Development Stage              $    (5,888)    $ (14,031)     $    (345,554)
  Adjustments to reconcile
     net loss to net cash used
     in operating activities
    Amortization and Depreciation          -             -              1,500
    Organization Costs                     -             -             (1,500)
    Stock issued for services              -             -              8,800
    (Decrease) Increase in Accounts
     Payable                            (718)        5,988                611
    Decrease (Increase) in Accounts
     Receivable                            -             -                  -
   Decrease (Increase) in Loans to
     Shareholder                           -             -                  -
                                      -------      --------            -------
Net Cash Flows Used In
Operating Activities                  (6,606)       (8,043)          (336,143)

Cash Flows From Investing Activities:
 Exchange of properties - net             -             -             147,167
 Investment Purchase                      -             -            (305,410)
                                     -------       -------           ---------
Net Cash Flow Used In
Investing Activities                      -             -            (158,243)
                                     -------       -------           ---------

Cash Flows from Financing Activities:
 Issuance of Common Stock for Debt        -             -              22,000
 Proceeds from Long-Term Debt             -             -             167,500
 Payment of Long-Term Debt                -             -             (45,000)
 Issuance of Common Stock             7,000        10,500             354,029
                                   ---------      --------           ---------
Net Cash Flows Provided by
Financing Activities                  7,000        10,500             498,529
                                   ---------      --------           ---------

Net Increase (Decrease)
   in Cash                              394         2,457              4,143

Cash at beginning of period           3,749         8,270                  -
                                  ----------      ---------         ---------

Cash at end of period            $    4,143      $  10,727        $     4,143
                                 ===========     ===========       ============

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the year for
  interest                        $       -      $        -        $         -
                                  ==========     ==========        ===========
 Cash paid during the year for
  taxes                           $       -      $        -        $         -
                                  ==========     ==========        ===========

Noncash Investing and financing activities:
   In 1999, the Company exchanged properties with a book value of $182,910 to a related party in lieu of payment of liabilities of $147,167 and land with book value of $35,743.

   In 2000, the Comapny issued 3,142,857 shares for payment of $22,000 loan to shareholder.


 See accompanying independent accountant's review report and notes to financial statements.

                                      F-5



                        YAAK RIVER RESOURCES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.
The Company's operations generated no income during the current period ended and the Company's deficit is $345,554.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.