Form 10KSB
period 2002-12-31
YAAK RIVER RESOURCES INC
filed 2003-05-13
CIK 849146

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the fiscal year ended: December 31, 2002

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

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of April 19, 2003, was approximately $495,000.

As of April 19, 2003, 67,308,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.

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

                                      -2-

      The Company acquired the Company Real Estate from Donald J. Smith, who is the former President and a Director of the Company.  In connection with the purchase, the Company's board of directors deemed the Company
Real Estate to have a total value of $162,000.  The purchase price was paid in the form of approximately 23,000,000 treasury shares of the
Company's Series A Common Stock.

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

                                      -3-

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

      23.  Broker-Dealer Sales of Company's Registered Securities.  The
Company's registered securities are covered by a Securities and Exchange
Commission rule that imposes additional sales practice requirements on broker-
dealers who sell such securities to persons other than established customers and accredited investors.  For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of
$5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-
dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

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

Special Note Regarding Forward-Looking Statements

      Some of the statements under "Description of Business," "Risk Factors,"
"Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-
looking statements.  Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2002.

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

                 Series A Common Stock:
                                                     Bid Price
                  Date                             High        Low

                  March 31, 2001                  $.03        $.01
                  June 30, 2001                   $.05        $.02
                  September 30, 2001              $.03        $.01
                  December 31, 2001               $.01        $.01

                  March 31, 2002                  $.03        $.01
                  June 30, 2002                   $.03        $.01
                  September 30, 2002              $.02        $.01
                  December 31, 2002               $.015       $.01

     As of April 19, 2003, the Company had nine market makers for its securities.

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

Holders

      At December 28, 2002, the Company had 59 shareholders of record.  This does not include shareholders who hold stock in their accounts at broker/dealers.

Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities

      During the fiscal year ended December 31, 2002, the Company sold an aggregate of 1,000,000 shares of Series A Common Stock for total cash consideration of $7,000 in the series transactions summarized in the table set forth below.

Name of                                 Number of
Purchaser             Date of Purchase  Shares        Aggregate Consideration

Donald J. Smith      September 30, 2002  500,000        $ 3,500 in cash

Eric J. Sundsvold    June 30, 2002       500,000        $ 3,500 in cash

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

                       Name           Age        Positions Held and Tenure

                   Blaize N. Kaduru    52        President, Secretary and
                                                 Treasurer and a Director
                                                 since December 18, 2002

                   Robert Pike         73        Vice President and a Director
                                                 since December 21, 1999

Business Experience

     Set forth below is a brief account of the education and business experience during at least the past five years of each of the Company's directors and executive officers, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Biographical Information

     BLAIZE N. KADURU. Mr. Kaduru is an Adjunct Professor, teaching economics and business related college courses at Wharton Junior College in Sugarland,
Texas, since January 2003. Previously, he was Executive Vice President of
Business Development for Wireless Communications Technology, Inc., a spin-off of Prodigy Communications Inc. in Houston, Texas.

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

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2002, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

Compensation Pursuant to Plans

     None.

Other Compensation

     None.

Compensation of Directors

     None.

Termination of Employment and Change of Control Arrangements

     None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 28, 2002, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.0001 per share, its only class of outstanding securities.  The table also sets forth the total number of shares of these securities owned by the officers and directors of the Company as a group.

            Name and Address of            Number of Shares      Percentage
             Beneficial Owner             Owned Beneficially      of Class

             Donald J. Smith                  31,661,977(1)           47.0%
             2501 E. Third St.
             Casper, WY  82609

             Eric J. Sundsvold                 6,842,105              10.2%
             5121 S. Ironton Way
             Englewood, CO  80111

             Darrell Benjamin                  4,325,000               6.4%
             6658 S. Starlight Rd.
             Morrison, CO  80465

             All officers and directors       32,341,977              48.8%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2002, the Company did not engage in any related-party transactions other than certain sales of shares.
See "Item 5.  Market for the Company's Common Equity and Related Stockholder
Matters -- Unregistered Sales of Equity Securities."

     There were no transactions, or series of transactions, for the fiscal year ended December 31, 2002, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

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
                                                   December 31, 1992

         4.1           Rights of Stockholders      Included in Exhibits 3.1,
                                                   3.2, and 3.3, above.

Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the
Company's fiscal year ended December 31, 2002.

PART II  FINANCIAL INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

       (a)  The audited financial statements of registrant for the year ended December 31, 2002, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period
presented.

                               YAAK RIVER RESOURCES, INC.
                             (A Development Stage Company)

                                  FINANCIAL STATEMENTS
                          Years Ended December 31, 2002 and 2001

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have audited the accompanying balance sheets of Yaak River Resources, Inc. (A
Development  Stage  Company) as of December  31, 2002 and 2001,  and the related statements of operations,  cash flows, and changes in  stockholders'  equity for years  ended  December  31,  2002  and  2001 and for the  period  June 10,  1988
(inception)  to  December  31,  2002.   These   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Yaak River Resources,  Inc. at
December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended  December 31, 2001 and 2000 and for the period June 10, 1988
(inception)  to  December  31, 2002 in  conformity  with  accounting  principles generally accepted in the United States.

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

Denver, Colorado
April 11, 2003

                          Yaak River Resources, Inc.
                         (A Development Stage Company)
                                BALANCE SHEETS
                                  December 31,
                                                                 2002            2001
                                                                 ----            ----
ASSETS:
Current Assets:
Cash ........................................................   $     754    $   3,749
Investment - Properties .....................................      35,743       35,743
                                                                ---------    ---------
                                                                ---------    ---------
Total Current Assets ........................................      36,497       39,492
                                                                ---------    ---------

Other Assets:
Organizational Costs - Net of Amortization ..................        --           --
                                                                ---------    ---------
                                                                ---------    ---------
Total Other Assets ..........................................        --           --
                                                                ---------    ---------

TOTAL ASSETS ................................................   $  36,497    $  39,492
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable ............................................   $     764    $   1,329
                                                                ---------    ---------
Total Current Liabilities ...................................         764        1,329
                                                                ---------    ---------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.0001 per share,
  50,000,000 shares authorized, issued and outstanding - none        --           --
Series A Common Stock, par value $.0001 per share;
  250,000,000 shares, Issued and outstanding -
  67,308,857 and 66,308,857 shares in 2002 and 2001,
  respectively ..............................................       6,730        6,630
Series B Common Stock, par value $.0001 per share;
  250,000,000 shares authorized, issued and outstanding,
  None ......................................................        --           --
Capital paid in excess of par value .........................     378,099      371,199
Deficit accumulated during the development stage ............    (349,096)    (339,666)
                                                                ---------    ---------

Total Stockholders' Equity ..................................      35,733       38,163
                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $  36,497    $  39,492
                                                                =========    =========

  The accompanying notes are an integral part of these financial statements.

                          Yaak River Resources, Inc.
                         (A Development Stage Company)
                            Statements of Operations

                                                                  June 10, 1988
                                         Year Ended               (Inception) to
                                         December 31,             December 31,
                                    2002           2001               2002
                                    ----           ----           --------------

Revenue ...................   $       --      $       --      $       --

Expenses:
Amortization ..............           --              --             1,500
Bank Charges ..............             21              16             582
Legal & Accounting ........          8,845          15,307         106,259
Director Fees .............           --              --               800
Office Expense ............           --              --             7,990
Stock Fees & Other Costs ..            564              60          10,948
Administration/Consulting .           --               967         127,075
Mining Assessments & Fees .           --              --            75,479
Bad Debt ..................           --              --             6,250
Rent/Telephone ............           --              --            12,213
                              ------------    ------------    ------------
  Total Expenses ..........          9,430          16,350         349,096

Net Loss Accumulated During
the Development Stage .....   $     (9,430)   $    (16,350)   $   (349,096)
                              ============    ============    ============
Nel Loss per common share
  is less than $.002 ......   $         *     $        *
                              ============    ============
Weighted average number of
 common shares outstanding      66,683,857      65,183,857
                              ============    ============

  The accompanying notes are an integral part of these financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                June 10, 1988
                                                             Year Ended         (Inception) to
                                                            December 31,        December 31,
                                                        2002           2001         2002
                                                        ----           ----     --------------

Cash Flows from Operating Activities:
Net Loss Accumulated During the
  Development Stage ..............................   $  (9,430)   $ (16,350)   $(349,096)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Amortization and Depreciation ..................        --           --          1,500
  Organization Costs .............................        --           --         (1,500)
   Stock issued for services .....................        --           --          8,800
  (Decrease) Increase in Accounts Payable ........        (565)       1,329          764
                                                     ---------    ---------    ---------
Net Cash Flows Used In Operating Activities ......      (9,995)     (15,021)    (339,532)
                                                     ---------    ---------    ---------
Cash Flows from Investing Activities:
  Exchange of properties - net ...................        --           --        147,167
  Investment Purchase ............................        --           --       (305,410)
                                                     ---------    ---------    ---------
Net Cash Flow Used In Investing Activities .......        --           --       (158,243)
                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
  Loan from LP Investors .........................        --           --           --
  Proceeds from Long-Term Debt ...................        --           --        189,500
  Payment of Long-Term Debt ......................        --           --        (45,000)
  Proceeds from Sale of Stock ....................       7,000       10,500      354,029
                                                     ---------    ---------    ---------
Net Cash Flows Provided by Financing Activities ..       7,000       10,500      498,529
                                                     ---------    ---------    ---------
Net Increase (Decrease) in Cash ..................      (2,995)      (4,521)         754

Cash at beginning of period ......................       3,749        8,270         --
                                                     ---------    ---------    ---------
Cash at end of period ............................   $     754    $   3,749    $     754
                                                     =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest .......   $    --      $    --      $    --
                                                     =========    =========    =========
  Cash paid during the period for income taxes ...   $    --      $    --      $    --
                                                     =========    =========    =========
Noncash Investing and financing activities:
 In 1999, the Company exchanged properties with
  a book value of $182,910 to a related party in
  payment of liabilities of $147,167 and land with
  book value of $35,743
In 2000, the Company issued 3,124,857 shares of
  of common stock in payment of notes payable
  of $22,000

  The accompanying notes are an integral part of these financial statements.

                           Yaak River Resources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                      Deficit
                                                                      Capital Paid  Accum. During
                                                          Common      In Excess of  the Development
                                           # of Shares    Stock       Par Value        Stage         Totals
                                           ----------     -------     ------------  ---------------  ------

June 10, 1988 (Inception) ..............         --     $     --     $     --     $     --      $     --

Issuance of common stock:
  January 6, 1989 (for services) .......   10,000,000        1,000          500         --           1,500
  January 6, 1989 (for cash) ...........    5,000,000          500         --           --             500
  November 27, 1989 (Public offering) ..    2,666,000          266       12,353         --          12,619
Net Loss ...............................         --           --           --         (3,765)       (3,765)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1989 ............   17,666,000        1,766       12,853       (3,765)       10,854
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (10,129)      (10,129)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1990 ............   17,666,000        1,766       12,853      (13,894)          725
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --           (300)         (300)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1991 ............   17,666,000        1,766       12,853      (14,194)          425
                                           ----------   ----------   ----------   ----------    ----------

Issuance of common stock:
  January 10, 1992 (for assets YRML) ...   30,000,000        3,000      134,910         --         137,910
Net Loss ...............................         --           --           --        (47,589)      (47,589)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1992 ............   47,666,000        4,766      147,763      (61,783)       90,746
                                           ----------   ----------   ----------   ----------    ----------

Issuance of common stock:
  June 30, 1993 (for cash) .............    6,000,000          600      149,400         --         150,000
  June 30, 1993 (for services) .........    3,000,000          300         --           --             300
Net Loss ...............................         --           --           --        (54,951)      (54,951)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1993 ............   56,666,000        5,666      297,163     (116,734)      186,095
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (26,293)      (26,293)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1994 ............   56,666,000        5,666      297,163     (143,027)      159,802
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (17,764)      (17,764)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1995 ............   56,666,000        5,666      297,163     (160,791)      142,038
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --          7,500      (19,842)      (12,342)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1996 ............   56,666,000        5,666      304,663     (180,633)      129,696
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (24,037)      (24,037)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1997 ............   56,666,000        5,666      304,663     (204,670)      105,659
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (78,712)      (78,712)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1998 ............   56,666,000        5,666      304,663     (283,382)       26,947
                                           ----------   ----------   ----------   ----------    ----------

Net Loss ...............................         --           --           --        (15,204)      (15,204)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 1999 ............   56,666,000        5,666      304,663     (298,586)       11,743
                                           ----------   ----------   ----------   ----------    ----------

Issuance of common stock for cash ......    3,000,000          300       20,700         --          21,000
Issuance of common stock for cash ......    1,000,000          100        6,900         --           7,000
Issuance of common stock for services ..    1,000,000          100        6,900         --           7,000
Issuance of common stock for debt ......    3,142,857          314       21,686         --          22,000
Net Loss for year ......................         --           --           --        (24,730)      (24,730)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 2000 ............   64,808,857        6,480      360,849     (323,316)       44,013
                                           ----------   ----------   ----------   ----------    ----------

Issuance of common stock for cash ......    1,500,000          150       10,350         --          10,500
Net Loss ...............................         --           --           --        (16,350)      (16,350)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 2001 ............   66,308,857        6,630      371,199     (339,666)       38,163
                                           ----------   ----------   ----------   ----------    ----------

Issuance of common stock for cash ......    1,000,000          100        6,900         --           7,000
Net Loss for year ......................         --           --           --         (9,430)       (9,430)
                                           ----------   ----------   ----------   ----------    ----------
Balance - December 31, 2002 ............   67,308,857   $    6,730   $  378,099   $ (349,096)   $   35,733
                                           ==========   ==========   ==========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

     Income Taxes

     The Company  accounts for income taxes under SFAS No. 109,  which  requires the asset and liability  approach to accounting  for s income taxes.  Under this method,  deferred  tax assets and  liabilities  are measured  based on differences  between  financial  reporting  and tax  bases  of  assets  and liabilities  measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

     The Company is the beneficiary of 16,000,000 of the above shares, which are being held in the Con Tolman Memorial Trust C. 8,000,000  additional shares of the Company were placed in the trust as part of the original purchase of the Company.

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
                                December 31, 2002

Note 4 - Yaak River Resources Timber Division, Limited Partnership:

     On August 14, 1992,  the Company formed a limited  partnership,  Yaak River
     Resources  Timber  Division  L.P.  (the  Partnership);  a Colorado  limited partnership,  with  subscriptions  for 40 Units at  $5,000  per Unit for an aggregate  price of $200,000.  Each Unit  contains  1/40th  interest in the
     Partnership and 150,000 shares of Series A Common Stock of the Company. The
     Company  is the  general  Partner  of  the  Partnership.  As a part  of the formation  of the  Partnership,  the  Company  agreed to reserve  6,000,000 shares of its Series A Common  Stock for the  Partnership.  Said  6,000,000
     shares of Series A Common Stock  represents the shares offered in the Units issued by the  Partnership.  The  Partnership was formed for the purpose of developing  certain  available  natural  resources on properties  under the management of the Company.

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
     reporting   purposes  and  the  amounts  used  for  income  tax   purposes.
     Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                       $ 349,096
            Valuation allowance for deferred tax assets             (349,096)
                                                                     -------
         Net deferred tax assets                                   $   --
                                                                     =======

     Realization  of deferred tax assets is dependent upon future  earnings,  if any,  the timing and amount of which are  uncertain.  Accordingly,  the net deferred tax assets have been fully offset by a valuation allowance.  As of
     December 31, 2002,  the Company had net  operating  loss  carryforwards  of approximately  $349,096  for federal and state income tax  purposes.  These carryforwards,  if not utilized to offset taxable income begin to expire in
     2002.  Utilization  of the net operating loss may be subject to substantial annual limitation due to the ownership change  limitations  provided by the
     Internal Revenue Code and similar state  provisions.  The annual limitation
     could  result  in  the   expiration  of  the  net  operating   loss  before
     utilization.

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

Note 6 - Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting  principles  generally  accepted  in the  United  States,  which contemplates  continuation of the Company as a going concern. The Company's operations  have  generated  no  income  during  the  current  year and the
     Company's deficit is $349,096.

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

Date:  April 29, 2003                      YAAK RIVER RESOURCES, INC.

                                   By: /s/   Blaize N. Kaduru
                                             Blaize N. Kaduru, President
                                             Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the
Registrant and in the capacities and on the dates indicated.

          Name                       Title                            Date

/s/ Blaize N. Kaduru              President, Secretary, Treasurer,   April 29, 2003
    Blaize N. Kaduru              and a Director
                                 (Principal Executive Officer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer)

/s/ Robert Pike                   Vice President and a Director      April 29, 2003
    Robert Pike

                                      -15-

                                 Certification

I,  Blaize  N.  Kaduru,  President,  Secretary  and  Treasurer,  of  Yaak  River
Resources, Inc. (the "Company:), certify that:

        1. I have reviewed this Form 10-KSB of the Company;

     2. Based on my  knowledge,  this annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The  registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying  officers and I have disclosed,  based on our most  recent  evaluation,  to the  registrant's  auditors  and the  audit committee  of  registrant's  board  of  directors  (or  persons  performing  the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud,  whether or not material,  that  involves  management or other employees who have a significant  role in the  registrant's  internal controls; and

     6. The registrant's other certifying  officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003                           /s/ Blaize N. Kaduru
                                                Blaize N. Kaduru, President
                                                Secretary, Treasurer,
                                                and Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer

                                      -16-