Form 10QSB
period 2003-03-30
YAAK RIVER RESOURCES INC
filed 2003-05-20
CIK 849146

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-30489

Yaak River Resources, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-1097796 (IRS Employer File Number)

    2501 East Third Street, Casper, WY                                               82609
              (Address of principal executive offices)                                          (Zip Code)

(307) 235-0012
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

As of May 15, 2003, 67,308,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.

YAAK RIVER RESOURCES, INC.

INDEX TO FORM 10-QSB QUARTERLY REPORT
For the Three Months Ended March 31, 2003

TABLE OF CONTENTS

PAGE
PART 1 - FINANCIAL STATMENTS
Item 1. Financial Statements	3
Report of Certified Public Accountant	4
Unaudited Balance Sheet at March 31 ,2003
And Audited Balance sheet at December 31, 2002	5
Unaudited Statements of Operations
For Three months ended March 31, 2003 and 2002	6
Unaudited Statements of Cash Flows, for the three
Months Ended March 31, 2003 and 2002	7
Notes to Financial Statements	8
Item 2. Management’s Discussion and Analysis
or Plan of Operations	9
PART II - OTHER INFORMATION	17
SIGNATURES	19
CERTIFICATIONS	20

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on form 10-KSB for the year ended December 31, 2002.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of March 31, 2003 and the related statements of operations and cash flows for the three months periods ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated April 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC.
Denver, Colorado
May 19, 2003

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash	$ 742	$ 754

Total Current Assets	742	754

Other Assets:
Investment properties	35,743	35,743

Total Other Assets	35,743	35,743

TOTAL ASSETS	$ 36,485	$ 36,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 3,764	$ 764
Advances from shareholders'	--	--

Total Current Liabilities	3,764	764

Stockholders’ Equity:
Preferred stock, $.0001 par value, 50,000,000
share authorized, issued and outstanding - none	--	--
Series A - Common stock, $.0001 par value; 250,000,000
shares authorized; issued and outstanding - 67,308,857 shares	6,730	6,730
and 67,308,857 shares outstanding, respectively
Series B - Common stock, $.0001 par value; 250,000,000
shares authorized; issued and outstanding - none	--	--
Capital paid-in excess of par value	378,099	378,099
Deficit accunulated during the development stage	(352,108)	(349,096)

Total Stockholders’ Equity	32,721	35,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 36,485	$ 36,497

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2003 2002	June 18, 1988 (Inception) to March 31, 2003
REVENUES:	$ --	$ --	$ --
OPERATING EXPENSES:
Amortization	--	--	1,500
Bank charges	12	--	594
Legal and accounting	3,000	2,112	109,259
Director fees	--	--	800
Office expenses	--	--	7,990
Stock fees and other costs	--	414	10,948
Administration and consulting	--	--	127,075
Mining assessments and fees	--	--	75,479
Bad debt	--	--	6,250
Rent/telephone	--	--	12,213

Total Operating Expenses	3,012	2,526	352,108

Net Loss from Operations	(3,012)	(2,526)	(352,108)

Other Income and expenses:
Interest income	--	--	--
Interest expense	--	--	--
Other	--	--	--

Net Loss	$ (3,012)	$ (2,526)	$(352,108)

Weighted average number of
shares outstanding	67,308,857	66,308,857

Basic and diluted net loss per share	*	*

* Less than $.01

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2003 2002	June 18, 1988 (Inception) to March 31, 2003
Cash Flows From Operating Activities:
Net (Loss)	$(3,012)	$(2,526)	$(352,108)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	--	--	1,500
Organization costs	--	--	(1,500)
Stock issued for services	--	--	8,800
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	3,000	783	3,764

Total adjustments	3,000	783	12,564

Net Cash Used in Operating Activities	(12)	(1,743)	(339,544)

Cash Flow From Investing Activities:
Exchange of properties - net	--	--	147,167
Investment purchase	--	--	(305,410)

Net Cash Provided By Investing Activities	--	--	(158,243)

Cash Flow From Financing Activities:
Proceeds from long-term debt	--	--	189,500
Payment of long-term debt	--	--	(45,000)
Issuance of Common Stock	--	--	354,029

Net Cash Provided By Financing Activities	--	--	498,529

Increase (Decrease) in Cash	(12)	(1,743)	742

Cash and Cash Equivalents - Beginning of period	754	3,749	--

Cash and Cash Equivalents - End of period	$ 742	$ 2,006	$ 742

Supplemental Cash Flow Information:
Interest paid	$ --	$ --	$ --

Taxes paid	$ --	$ --	$ --

Noncash Investing and financing activities:
In 1999, the Company exchanged properties with a book
value of $182,910 to a related party in lieu of payment of
liabilities of $147,167 and land with book value of $35,743	$ --	$ --	$ 182,910

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2003

1. Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2002.

ITEM 1.	Financial Statements

         See attached financial statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATIONS

         Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company’s status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

         In addition, management intends either to sell its existing real estate interests as an undeveloped package or to spin off the interests into a private subsidiary corporation that has yet to be formed. See "Real Estate Properties."

Real Estate Properties

         Since 1999, the Company has owned 91 unimproved lots located in Teller County, Colorado. The lots are zoned for residential development, and comprise a total of approximately 4.7 acres of land. They are locatedin the Pike’s Peak region approximately six miles by road from the historic mining town of Cripple Creek, Colorado, and approximately 40 miles by highway from the Colorado Springs metropolitan area.

         The Company acquired the lots from Donald J. Smith, who was the formerPresident and a Director of the Company. In connection with the purchase, the Company’s board of directors deemed the lots to have a total value of $162,000. The purchase price was paid in the form of approximately 23,000,000 treasury shares of the Company’s Series A Common Stock.

         To date, the Company has not developed the lots, and has reached a determination that it is not feasible for the Company to do so.

Risk Factors

         An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder’s entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

         1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company were to become involved in a business opportunity, there is no assurance that it would generate revenues or profits, or that the market price of the Company’s Common Stock would be increased thereby.

         3. Possible Business — Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result the Company can disclose the risks and hazards of any business or opportunity that it might enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company’s acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders should the business or opportunity prove to be unsuccessful.

         4. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

         5. Impracticability of Exhaustive Investigation. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation.

         6. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

         7. Possible Reliance upon Unaudited Financial Statements. The Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies’ management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         8. Investment Company Regulation. The Company does not intend to become classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition undertaken by the Company will result in the Company’s obtaining a majority interest in any such merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the “Commission”) as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

         9. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

         10. Dependence upon Management. The Company will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. The Company’s executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has little or no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company’s operations.

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

         12. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with the fiduciary duties that such executive officers and directors owe to the Companyand it’s shareholders.

         13. Indemnification of Officers and Directors. The Company’s Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

         14. Director’s Liability Limited. The Company’s Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         15. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company.

         16. Minimal Working Capital; Accumulated Deficit. At March 31, 2003, the Company had working capital only in the minimal amount of $742, and the Company's accumulated deficit was $(352,108). See "Need for Additional Financing," below.

         17. Need for Additional Financing. The Company’s funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

         18. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company’s exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

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

         21. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s shareholders and management would control the Company, and the Company’s management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company’s shareholders, although management has no plans to do so.

         22. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company’s authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See “Series B Common Shares Authorized,” below.

         23. Thinly-traded Public Market Barriers to establishment of and Active Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company. No assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

The Common Stock is listed on the Electronic Bulletin Board operated by the NASD. There is no assurance, however, that a mere Bulletin Board listing will obviate any of the liquidity limitations described above. In May of 2002, moreover, the NASD filed with the Securities and Exchange Commission proposed rules to create and govern a new exchange to be called the Bulletin Board Exchange (the “BBX”). The BBX would replace the Electronic Bulletin Board. Subject to approval by the Commission, the BBX is to begin operation in the first quarter of 2003.

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

On the basis of its current organization and practice, the Company would not meet all of the proposed BBX standards. Even if the Company’s organization and practice could be reconfigured to meet those standards, which is not certain, management has not resolved to pursue such a reconfiguration.

It appears likely, therefore, that, should the Commission approve the BBX proposal, the Company’s securities would have no more than “pink-sheet” status. Historically, securities listed only in the pink sheets have been even less liquid than those listed on the Electronic Bulletin Board.

         24. Impact of Sarbanes-Oxley Act of 2002 and Related Regulations. A predominant aspect of the Company’s business plan is to promote a business combination between the Company and a private, operating business enterprise. The Company’s ability to promote such a business combination hinges upon the perceived benefit of the actual or potential public-company status of the Company.

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

Management believes, therefore, that this new body of law will have a significant, adverse impact upon the Company’s business. This impact will take the form of narrowing the pool of candidates for potential business combinations with the Company. The narrowing is expected to occur for two reasons.

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

These factors are expected to combine to increase the difficulty of identifying and investigating candidates. In addition, these factors might well make it more difficult for the Company to complete a business combination or, even if it proves feasible to complete one,to do so on terms as favorable as those that public shell corporations have succeeded in negotiating in the past

         25. Broker-Dealer Sales of Company’s Registered Securities. The Company’s registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

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

         28. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. As of November 12th, 2002 a total of 33,341,977 shares of Common Stock (49.5% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

Item 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Special Note Regarding Forward-Looking Statements

         Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

         In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

         The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company’s business, that the Company’s President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing ssumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.

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

                                                                                                                                                        YAAK RIVER RESOURCES, INC.

Date: May 20, 2003

By: /s/ Blaize N. Kaduru Blaize N. Kaduru, President Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, Blaize N. Kaduru, certify that:

        1.     I have reviewed this quarterly report on Form 10-QSB of Yaak River Resources, Inc.;

        2.     Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4.     I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Entrust Financial Services, Inc and have:

i.

Designed such disclosure controls and procedures to ensure that material information relating to Entrust Financial Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Entrust Financial Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     I and the other certifying officer have disclosed, based on our most recent evaluation, to the Entrust Financial Services, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Entrust Financial Services, Inc.‘s ability to record, process, summarize and report financial data and have identified for Entrust Financial Services, Inc.‘s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6.     I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

By: /s/ Blaize N. Kaduru Blaize N. Kaduru, President Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer