Form 10QSB
period 2003-09-30
YAAK RIVER RESOURCES INC
filed 2003-11-14
CIK 849146

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-30489

Yaak River Resources, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-1097796 (IRS Employer File Number)

    2501 East Third Street, Casper, WY                                               82609
              (Address of principal executive offices)                                          (Zip Code)

(307) 235-0012
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

As of November 14, 2003, 67,308,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.

YAAK RIVER RESOURCES, INC.

INDEX TO FORM 10-QSB QUARTERLY REPORT
For the Nine Months Ended September 30, 2003

TABLE OF CONTENTS

PAGE
PART 1 - FINANCIAL STATMENTS
Item 1. Financial Statements	3
Report of Certified Public Accountant	4
Unaudited Balance Sheet at September 30 ,2003
And Audited Balance sheet at December 31, 2002	5
Unaudited Statements of Operations
For Three months and Nine months Ended September 30, 2003 and 2002	6
Statement of Stockholders’ Equity at September 30, 2003	7
Unaudited Statements of Cash Flows, for the Nine
Months Ended September 30, 2003 and 2002	8
Notes to Financial Statements	9
Item 2. Management’s Discussion and Analysis
or Plan of Operations	10
PART II - OTHER INFORMATION	19
SIGNATURES	20

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of September 30, 2003 and the related statements of operations for the three months and nine month periods ended September 30, 2003 and 2002, and the related cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.
Denver, Colorado

November 6, 2003

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash	$ 237	$ 754

Total Current Assets	237	754

Other Assets:
Investment - Properties	35,743	35,743

Total Other Assets	35,743	35,743

TOTAL ASSETS	$ 35,980	$ 36,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 6,274	$ 764
Advances from shareholders'	2,500	--

Total Current Liabilities	8,774	764

Stockholders’ Equity:
Preferred stock, $.0001 par value, 50,000,000
share authorized, issued and outstanding - none	--	--
Series A - Common stock, $.0001 par value; 250,000,000
shares authorized; issued and outstanding - 67,308,857 shares	6,730	6,730
Series B - Common stock, $.0001 par value; 250,000,000
shares authorized; issued and outstanding - none	--	--
Capital paid-in excess of par value	378,099	378,099
Deficit accunulated during the development stage	(357,623)	(349,096)

Total Stockholders’ Equity	27,206	35,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 35,980	$ 36,497

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,			June 18, 1988 (Inception) to September 30,
	2003	2002	2003	2002	2003
REVENUES:	$ --	$ --	$ --	$ --	$ --
OPERATING EXPENSES:
Amortization	--	--	--	--	1,500
Bank charges	18	9	49	15	631
Legal and accounting	1,500	--	5,506	5,459	111,765
Director fees	--	--	--	--	800
Office expenses	1,000	--	1,000	--	8,990
Stock fees and other costs	--	--	962	414	11,910
Administration and consulting	--	--	1,010	--	128,085
Mining assessments and fees	--	--	--	--	75,479
Bad debt	--	--	--	--	6,250
Rent/telephone	--	--	--	--	12,213

Total Operating Expenses	2,518	9	8,527	5,888	357,623

Net Loss from Operations	(2,518)	(9)	(8,527)	(5,888)	(357,623)

Other Income and expenses:
Interest income	--	--	--	--	--
Interest expense	--	--	--	--	--
Other	--	--	--	--	--

	--	--	--	--	--

Net Loss	$ (2,518)	$ (9)	$ (8,527)	$ (5,888)	$(357,623)

Weighted average number of
shares outstanding	67,308,857	67,308,857	67,308,857	67,308,857

Basic and diluted net loss per share	*	*	*	*

* Less than $.01

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	# of Shares	Common Stock	Capital Paid In Excess of Par Value	Deficit Accum. During the Development Stage	Totals
Balance - December 31, 2000	64,808,857	6,480	360,849	(323,316)	44,013

Issuance of common stock for cash	1,500,000	150	10,350	--	10,500
Net Loss for year	--	--	--	(16,350)	(16,350)

Balance - December 31, 2001	66,308,857	6,630	371,199	(339,666)	38,163

Issuance of common stock for cash	1,000,000	100	6,900	--	7,000
Net Loss for year	--	--	--	(9,430)	(9,430)

Balance - December 31, 2002	67,308,857	6,730	378,099	(349,096)	35,733

Net Loss for period	--	--	--	(8,527)	(8,527)

Balance - September 30, 2003	67,308,857	$6,730	$378,099	$(357,623)	$ 27,206

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	June 10, 1988 (Inception) to September 30,
	2003	2002	2003
Cash Flows From Operating Activities:
Net (Loss)	$(8,527)	$(5,888)	$(357,623)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	--	--	1,500
Organization costs	--	--	(1,500)
Stock issued for services	--	--	8,800
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,510	(718)	6,274

Total adjustments	5,510	(718)	15,074

Net Cash Used in Operating Activities	(3,017)	(6,606)	(342,549)

Cash Flow From Investing Activities:
Exchange of properties - net	--	--	147,167
Investment purchase	--	--	(305,410)

Net Cash Provided By Investing Activities	--	--	(158,243)

Cash Flow From Financing Activities:
Proceeds from long-term debt	--	--	189,500
Payment of long-term debt	--	--	(45,000)
Issuance of common stock	--	--	354,029
Advance from shareholder	2,500	7,000	2,500

Net Cash Provided By Financing Activities	2,500	7,000	501,029

Increase (Decrease) in Cash	(517)	394	237

Cash and Cash Equivalents - Beginning of period	754	3,749	--

Cash and Cash Equivalents - End of period	$ 237	$ 4,143	$ 237

Supplemental Cash Flow Information:
Interest paid	$ --	$ --	$ --

Taxes paid	$ --	$ --	$ --

Noncash Investing and financing activities:
In 1999, the Company exchanged properties with a book
value of $182,910 to a related party in lieu of payment of
liabilities of $147,167 and land with book value of $35,743	$ --	$ --	$ 182,910

The accompanying notes are an integral part of the financial statements.

YAAK RIVER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended September 30, 2003

1. Presentation of Interim Information

In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2002.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $357,623.

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

         16. Minimal Working Capital; Accumulated Deficit. At September 30, 2003, the Company had working capital only in the minimal amount of $754, and the Company’s accumulated deficit was $(357,623). See "Need for Additional Financing," below. For the nine month period ended September 30, 2003, the Company had administrative. legal, and accounting expenses of $8,527 which is comparable to $5,888 for the same period ended September 30, 2002.

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

Date: November 14, 2003

By: /s/ Blaize N. Kaduru Blaize N. Kaduru, President Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer