Form 10KSB
period 2003-12-31
YAAK RIVER RESOURCES INC
filed 2004-04-14
CIK 849146

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

For the transition period from                       to

                         Commission file number: 0-30489

                           YAAK RIVER RESOURCES, INC.
                          ---------------------------
                  (Name of small business issuer in its charter)

      Colorado                                      84-1097796
      --------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer Identifica-
incorporation or organization)                      tion No.)

                    423 Baybridge Drive, Sugarland, TX 77478
                -------------------------------------------------
              (Address of principal executive offices, including zip code)

                                 (281) 242-7656
                            -----------------------
                           (Issuer's telephone number)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year were $ 0.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of December 31, 2004 was approximately $349,668.80.

As of December 31, 2003, 67,308,857 shares of Series A Common Stock, par value $0.0001 per share, were outstanding.



      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-28106, as amended, is incorporated into Parts I and IV of this Report.

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 is incorporated into Part IV of this Report.

Transitional Small Business Disclosure Format:  Yes___     No  X

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2003.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                 Series A Common Stock:
                                                     Bid Price
                  2003                             High        Low

                  1st Quarter                     $.03        $.01
                  2nd Quarter                     $.03        $.01
                  3rd Quarter                     $.02        $.01
                  4th Quarter                     $.015       $.01


                  2002

                  1st Quarter                     $.01        $.01
                  2nd Quarter                     $.01        $0
                  3rd Quarter                     $.03        $0
                  4th Quarter                     $.06        $.01


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

Holders

      At December 28, 2003, the Company had 59 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities:  None


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

       The Company had no revenues or operations in the years 2003 or 2002. The Company incurred expenses of $12,242 in 2003 compared to $16,350 in 2002. The largest components of expenses were legal and accounting of $7,506 in 2003 and $15,307 in 2002. The net loss in 2003 was ($12,242) compared to ($16,350) in
2002. The Company as accumulated ($361,338) in deficit for its history. The net loss per share was nominal in the years 2003 and 2002. The trend of losses can be expected to continue until a business with revenues exceeding expenses can be achieved.


LIQUIDITY AND CAPITAL

       The Company had $2,219 in cash at year end 2003 compared to $754 at December 31, 2002. Such capital is insufficient for operations. There is no other source of capital except liquidation of real estate held, loans from shareholders or potential private placements of the Company's common stock.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of carrying out its business. The Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to expand any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expecation or anticipation of significant changes in the number of employees in the next twelve months. However, if it achieves a business acquisition, if may acquire or add employees of an unknown number in the next twelve months.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $14,471, all of which is current, minimal cash, assets consisting only of real estate which may not be liquid, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.


ITEM 7.     FINANCIAL STATEMENTS

     Please see pages F-1 through F-7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 8A.    CONTROL AND PROCEDURES

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

                       Name           Age        Positions Held and Tenure
                       ----           ---        -------------------------

                   Blaize N. Kaduru    53        President, Secretary and
                                                 Treasurer and a Director
                                                 since December 18, 2002

                   Robert Pike         74        Vice President and a Director
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

     The Company has not appointed an audit committee. The Board of Directors acts as the Audit Committee.

     The Company has not hired a "qualified financial expert" as defined under the Sabanes-Oxley legislation implemented by the SEC. The Company intends to hire such expert when its operations justify the expenditure of monies for a qualified person.

     The Company has not adopted a Code of Ethics.

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2003, no executive officer of the Company received any cash compensation or share compensation or stock options other than reimbursement of expenses incurred on behalf of the Company.

Compensation Pursuant to Plans

     None.

Other Compensation

     None.

Compensation of Directors

     None.

Termination of Employment and Change of Control Arrangements

     None.

LTIP:  None

SARS/Options:  None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of December 28, 2002, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.0001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the officers and directors of the Company as a group.

            Name and Address of            Number of Shares      Percentage
             Beneficial Owner             Owned Beneficially      of Class

             Eric Sunsvold                     6,694,605               9.9%
             423 Baybridge Drive
             Sugarland, TX 77478

             Donald J. Smith                  31,661,977(1)           47.0%
             2501 E. Third St.
             Casper, WY  82609

             Robert Pike                         680,000               1.0%
             6396 E. Fair Avenue
             Englewood, CO  80111

             Blaize N. Kaduru                          0                 0%
             423 Baybridge Drive
             Sugarland, TX 77478

             Darrell Benjamin                  4,325,000               6.4%
             6658 S. Starlight Rd.
             Morrison, CO  80465

             All officers and directors       32,341,977              48.0%
             as a group (two persons)


(1) The figure shown includes 10,000 shares held in the name of Suvo Corp. Mr. Smith is the owner of Suvo Corp.


Changes in Control

      The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2003, the Company did not engage in any related-party transactions.

     There were no transactions, or series of transactions, for the fiscal year ended December 31, 2003, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

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

         4.1           Rights of Stockholders      Included in Exhibits 3.1,
                                                   3.2, and 3.3, above.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 2003.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $2,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002. MJC billed the Company $3,000 for the 2003 audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 10, 2004                       YAAK RIVER RESOURCES, INC.


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

          Name                   Title                            Date

/s/ Blaize N. Kaduru          President, Secretary, Treasurer,   April 10, 2004
    Blaize N. Kaduru          and a Director
                             (Principal Executive Officer,
                              Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Robert Pike               Vice President and a Director      April 10, 2004
    Robert Pike

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137



To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have audited the accompanying balance sheets of Yaak River Resources, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for years ended December 31, 2003 and 2002 and for the period June 10, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period June 10, 1988 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
March 24, 2004



                                        Yaak River Resources, Inc.
                                      (A Development Stage Company)
                                              Balance Sheets
                                               December 31,



                                                                                     2003                   2002
                                                                                 -------------          --------------
ASSETS:
Current Assets:
Cash                                                                                  $ 2,219                   $ 754
                                                                                 -------------          --------------
Total Current Assets                                                                    2,219                     754
                                                                                 -------------          --------------

Other Assets:
Investment - Properties                                                                35,743                  35,743
                                                                                 -------------          --------------
Total Other Assets                                                                     35,743                  35,743
                                                                                 -------------          --------------

TOTAL ASSETS                                                                         $ 37,962                $ 36,497
                                                                                 =============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable                                                                      $ 9,971                   $ 764
Shareholder Loans                                                                       4,500                       -
                                                                                 -------------          --------------
Total Current Liabilities                                                              14,471                     764
                                                                                 -------------          --------------


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.0001 per share,
  50,000,000 shares authorized, issued and outstanding - none                               -                       -
Series A Common Stock, par value $.0001 per share;
  250,000,000 shares, Issued and outstanding -
  67,308,857 shares in 2003 and 2002, respectively                                      6,730                   6,730
Series B Common Stock, par value $.0001 per share;
  250,000,000 shares authorized, issued and outstanding,
  None                                                                                      -                       -
Capital paid in excess of par value                                                   378,099                 378,099
Deficit accumulated during the development stage                                     (361,338)               (349,096)
                                                                                 -------------          --------------

Total Stockholders' Equity                                                             23,491                  35,733
                                                                                 -------------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 37,962                $ 36,497
                                                                                 =============          ==============


   The accompanying notes are an integral part of these financial statements.


                                   Yaak River Resources, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                                                     June 10, 1988
                                                Year Ended                          (Inception) to
                                                 December 31,                         December 31,
                                                   2003               2002              2003
                                              ----------------   ---------------    --------------

Revenue                                                   $ -               $ -               $ -

Expenses:
Amortization                                                -                 -             1,500
Bank Charges                                               67                16               649
Legal & Accounting                                      7,506            15,307           113,765
Director Fees                                               -                 -               800
Office Expense                                          1,000                 -             8,990
Stock Fees & Other Costs                                2,355                60            13,303
Administration/Consulting                               1,314               967           128,389
Mining Assessments & Fees                                   -                 -            75,479
Bad Debt                                                    -                 -             6,250
Rent/Telephone                                              -                 -            12,213
                                              ----------------   ---------------    --------------
  Total Expenses                                       12,242            16,350           361,338
                                              ----------------   ---------------    --------------
Net Loss Accumulated During
the Development Stage                               $ (12,242)        $ (16,350)       $ (361,338)
                                              ================   ===============    ==============

Nel Loss per common share
  is less than $.002                           $     *             $     *
                                              ================   ===============

Weighted average number of
 common shares outstanding                         67,308,857        67,308,857
                                              ================   ===============


   The accompanying notes are an integral part of these financial statements.


                                 Yaak River Resources, Inc.                               Continued...
                               (A Development Stage Company)
                             Statements of Stockholders' Equity



                                                                                      Deficit
                                                                      Capital Paid   Accum. During
                                                             Common   In Excess of  the Development
                                               # of Shares   Stock    Par Value        Stage         Totals
                                              ------------  --------- -----------  --------------   ----------

June 10, 1988 (Inception)                               -         $ -         $ -             $ -         $ -

Issuance of common stock:
  January 6, 1989 (for services)               10,000,000       1,000         500               -       1,500
  January 6, 1989 (for cash)                    5,000,000         500           -               -         500
  November 27, 1989 (Public offering)           2,666,000         266      12,353               -      12,619
Net Loss                                                -           -           -          (3,765)     (3,765)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1989                    17,666,000       1,766      12,853          (3,765)     10,854
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (10,129)    (10,129)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1990                    17,666,000       1,766      12,853         (13,894)        725
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -            (300)       (300)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1991                    17,666,000       1,766      12,853         (14,194)        425
                                              ------------  ---------- -----------  --------------  ----------
Issuance of common stock:
  January 10, 1992 (for assets YRML)           30,000,000       3,000     134,910               -     137,910
Net Loss                                                -           -           -         (47,589)    (47,589)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1992                    47,666,000       4,766     147,763         (61,783)     90,746
                                              ------------  ---------- -----------  --------------  ----------

Issuance of common stock:
  June 30, 1993 (for cash)                      6,000,000         600     149,400               -     150,000
  June 30, 1993 (for services)                  3,000,000         300           -               -         300
Net Loss                                                -           -           -         (54,951)    (54,951)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1993                    56,666,000       5,666     297,163        (116,734)    186,095
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (26,293)    (26,293)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1994                    56,666,000       5,666     297,163        (143,027)    159,802
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (17,764)    (17,764)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1995                    56,666,000       5,666     297,163        (160,791)    142,038
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -       7,500         (19,842)    (12,342)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1996                    56,666,000       5,666     304,663        (180,633)    129,696
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (24,037)    (24,037)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1997                    56,666,000       5,666     304,663        (204,670)    105,659
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (78,712)    (78,712)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1998                    56,666,000       5,666     304,663        (283,382)     26,947
                                              ------------  ---------- -----------  --------------  ----------

Net Loss                                                -           -           -         (15,204)    (15,204)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 1999                    56,666,000       5,666     304,663        (298,586)     11,743
                                              ------------  ---------- -----------  --------------  ----------


   The accompanying notes are an integral part of these financial statements.



                                 Yaak River Resources, Inc.                                     Continued
                               (A Development Stage Company)
                             Statements of Stockholders' Equity



                                                                                      Deficit
                                                                      Capital Paid   Accum. During
                                                             Common   In Excess of  the Development
                                               # of Shares   Stock    Par Value        Stage         Totals
                                              ------------  --------- -----------  --------------   ----------


Issuance of common stock for cash               3,000,000         300      20,700               -      21,000
Issuance of common stock for cash               1,000,000         100       6,900               -       7,000
Issuance of common stock for services           1,000,000         100       6,900               -       7,000
Issuance of common stock for debt               3,142,857         314      21,686               -      22,000
Net Loss for year                                       -           -           -         (24,730)    (24,730)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 2000                    64,808,857       6,480     360,849        (323,316)     44,013
                                              ------------  ---------- -----------  --------------  ----------

Issuance of common stock for cash               1,500,000         150      10,350               -      10,500
Net Loss                                                -           -           -         (16,350)    (16,350)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 2001                    66,308,857       6,630     371,199        (339,666)     38,163
                                              ------------  ---------- -----------  --------------  ----------

Issuance of common stock for cash               1,000,000         100       6,900               -       7,000
Net Loss                                                -           -           -          (9,430)     (9,430)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 2002                    67,308,857       6,730     378,099        (349,096)     35,733
                                              ------------  ---------- -----------  --------------  ----------

Net Loss for year                                       -           -           -         (12,242)    (12,242)
                                              ------------  ---------- -----------  --------------  ----------
Balance - December 31, 2003                    67,308,857     $ 6,730   $ 378,099      $ (361,338)    $23,491
                                              ============  ========== ===========  ==============  ==========



   The accompanying notes are an integral part of these financial statements.


                                       Yaak River Resources, Inc.
                                     (A Development Stage Company)
                                        Statements of Cash Flows


                                                                                                           June 10, 1988
                                                                     Year Ended                           (Inception) to
                                                                      December 31,                          December 31,
                                                                        2003               2002               2003
                                                                   ---------------     --------------     --------------

Cash Flows from Operating Activities:
Net Loss Accumulated During the
  Development Stage                                                     $ (12,242)          $ (9,430)        $ (361,338)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Amortization and Depreciation                                                 -                  -              1,500
  Organization Costs                                                            -                  -             (1,500)
   Stock issued for services                                                    -                  -              8,800
  (Decrease) Increase in Accounts Payable                                   9,207               (565)             9,971
                                                                   ---------------     --------------     --------------
Net Cash Flows Used In Operating Activities                                (3,035)            (9,995)          (342,567)
                                                                   ---------------     --------------     --------------
Cash Flows from Investing Activities:
  Exchange of properties - net                                                  -                  -            147,167
  Investment Purchase                                                           -                  -           (305,410)
                                                                   ---------------     --------------     --------------
Net Cash Flow Used In Investing Activities                                      -                  -           (158,243)
                                                                   ---------------     --------------     --------------
Cash Flows from Financing Activities:
  Advance from shareholders                                                 4,500                  -              4,500
  Proceeds from Long-Term Debt                                                  -                  -            189,500
  Payment of Long-Term Debt                                                     -                  -            (45,000)
  Proceeds from Sale of Stock                                                   -              7,000            354,029
                                                                   ---------------     --------------     --------------
Net Cash Flows Provided by Financing Activities                             4,500              7,000            503,029
                                                                   ---------------     --------------     --------------
Net Increase (Decrease) in Cash                                             1,465             (2,995)             2,219

Cash at beginning of period                                                   754              3,749                  -
                                                                   ---------------     --------------     --------------
Cash at end of period                                                     $ 2,219              $ 754            $ 2,219
                                                                   ===============     ==============     ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                    $ -                $ -                $ -
                                                                   ===============     ==============     ==============
  Cash paid during the period for income taxes                                $ -                $ -                $ -
                                                                   ===============     ==============     ==============
Noncash Investing and financing activities:
 In 1999, the Company exchanged properties with
  a book value of $182,910 to a related party in
  payment of liabilities of $147,167 and land with
  book value of $35,743
In 2000, the Company issued 3,124,857 shares of
  of common stock in payment of notes payable
  of $22,000.

   The accompanying notes are an integral part of these financial statements.

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - General:
         -------

         The Company:

         On June 10, 1988, Yaak River Resources, Inc. (the Company) was incorporated under the laws of Colorado under the name of Andraplex Corporation. The name was changed at the annual shareholder's meeting on January 10, 1992. The Company's primary purpose is to engage in selected acquisitions and development of mineral and mining properties.

         Going Concern:

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $12,252 and has suffered recurring losses of $361,338 from operations.

        The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 2 - Summary of Significant Accounting Policies:
         ------------------------------------------

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

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

Note 2 - Summary of Significant Accounting Policies: (Continued)
         -------------------------------------------------------

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

Note 3 - Purchase of Properties:
         ----------------------

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

Note 4 - Capital Stock Transactions
         --------------------------

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

                           YAAK RIVER RESOURCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 5 - Yaak River Resources Timber Division, Limited Partnership:
         ----------------------------------------------------------

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

Note 6 - Income Taxes
         ------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                        $361,338
            Valuation allowance for deferred tax assets             (361,338)
                                                                     --------
         Net deferred tax assets                                    $      -
                                                                    =========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $361,338 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.