Form 10QSB
period 2004-03-31
YAAK RIVER RESOURCES INC
filed 2004-05-13
CIK 849146

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: March 31, 2004


                         Commission file number 0-30489

                           YAAK RIVER RESOURCES, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)



         Colorado                                84-1097796
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


                    423 Baybridge Drive, Sugarland, TX 77478
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (281) 242-7656
                                 --------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of March 31, 2004, 67,308,857 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Yaak River Resources, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-KSB.

                           Yaak River Resources, Inc.

                              Financial Statements
                       For the Period Ended March 31, 2004
                                   (Unaudited)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of March 31, 2004 and the related statements of operations and cash flows for the three months periods ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 24, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
May 3, 2004



                               YAAK RIVER RESOURCES, INC.
                             (A Development Stage Company)
                                     BALANCE SHEETS
                                      (Unaudited)


                                                                                March 31,        December 31,
                                                                                  2004               2003
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 504          $ 2,219
                                                                             ----------------    -------------
    Total Current Assets                                                                 504            2,219
                                                                             ----------------    -------------

Other Assets:
  Investment properties                                                               35,743           35,743
                                                                             ----------------    -------------
   Total Other Assets                                                                 35,743           35,743
                                                                             ----------------    -------------

TOTAL ASSETS                                                                        $ 36,247         $ 37,962
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 4,667          $ 9,971
  Advances from shareholders'                                                          9,500            4,500
                                                                             ----------------    -------------
    Total Current Liabilities                                                         14,167           14,471
                                                                             ----------------    -------------

Stockholders' Equity:
 Preferred stock, $.0001 par value, 50,000,000
   share authorized, issued and outstanding - none                                         -                -
  Series A - Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - 67,308,857 shares                      6,730            6,730
    outstanding, respectively
  Series B - Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - none                                       -                -
  Capital paid-in excess of par value                                                378,099          378,099
  Deficit accunulated during the development stage                                  (362,749)        (361,338)
                                                                             ----------------    -------------
Total Stockholders' Equity                                                            22,080           23,491
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 36,247         $ 37,962
                                                                             ================    =============

                            See accountant's review report.



                                   YAAK RIVER RESOURCES, INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                           June 18, 1988
                                                                                            (Inception)
                                                           Three Months Ended                    to
                                                                March 31,                     March 31,
                                                       2003                 2003                2004
                                                  ---------------     -----------------    ---------------
REVENUES:                                                    $ -                   $ -                $ -


OPERATING EXPENSES:
 Amortization                                                  -                     -              1,500
 Bank charges                                                 18                     -                667
 Legal and accounting                                          -                     -            113,765
 Director fees                                                 -                     -                800
 Office expenses                                               -                     -              8,990
 Stock fees and other costs                                1,393                     -             14,696
 Administration and consulting                                 -                     -            128,389
 Mining assessments and fees                                   -                     -             75,479
 Bad debt                                                      -                     -              6,250
 Rent/telephone                                                -                     -             12,213
                                                  ---------------     -----------------    ---------------
Total Operating Expenses                                   1,411                     -            362,749
                                                  ---------------     -----------------    ---------------
Net Loss from Operations                                  (1,411)                    -           (362,749)
                                                  ---------------     -----------------    ---------------
Other Income and expenses:
  Interest income                                              -                     -                  -
  Interest expense                                             -                     -                  -
  Other                                                        -                     -                  -
                                                  ---------------     -----------------    ---------------
                                                               -                     -                  -
                                                  ---------------     -----------------    ---------------
Net Loss                                                $ (1,411)                  $ -          $(362,749)
                                                  ===============     =================    ===============

Weighted average number of
  shares outstanding                                  66,308,857            66,308,857
                                                  ===============     =================

Basic and diluted net loss per share                     *                    *
                                                  ===============     =================

* Less than $.01

                                See accountant's review report.


                                           YAAK RIVER RESOURCES, INC.
                                         (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)

                                                                                                 Deficit
                                                                                                Accumulated
                                                                             Capital Paid      During the
                                                    Common Stock             In Excess of      Development
                                              Shares           Amount          Par Value          Stage           Totals
                                             -----------       --------      -----------       -----------       ----------

Balance - December 31, 2003                   67,308,857          $ 6,730        $ 378,099        $(361,338)        $ 23,491

Net loss for period                                    -                -                -           (1,411)          (1,411)
                                             -----------         --------      -----------       -----------       ----------
Balance - March 31, 2004                      67,308,857            6,730          378,099         (362,749)          22,080
                                             -----------         --------      -----------       -----------       ----------



                                        See accountant's review report.


                                           YAAK RIVER RESOURCES, INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                   June 10, 1988
                                                                                                   (Inception)
                                                                       Three Months Ended               to
                                                                            March 31,                March 31,
                                                                     2004             2003             2004
                                                                  ------------     ------------    -------------
Cash Flows From Operating Activities:
  Net (Loss)                                                          $(1,411)             $ -        $(362,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization and depreciation                                           -                -            1,500
    Organization costs                                                      -                -           (1,500)
    Stock issued for services                                               -                -            8,800
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                  (5,304)               -            4,667
                                                                  ------------     ------------    -------------
      Total adjustments                                                (5,304)               -           13,467
                                                                  ------------     ------------    -------------
Net Cash Used in Operating Activities                                  (6,715)               -         (349,282)
                                                                  ------------     ------------    -------------
Cash Flow From Investing Activities:
  Exchange of properties - net                                              -                -          147,167
  Investment purchase                                                       -                -         (305,410)
                                                                  ------------     ------------    -------------
Net Cash Provided By Investing Activities                                   -                -         (158,243)
                                                                  ------------     ------------    -------------
Cash Flow From Financing Activities:
 Proceeds from long-term debt                                               -                -          189,500
 Proceeds from advances                                                 5,000                -            9,500
 Payment of long-term debt                                                  -                -          (45,000)
  Issuance of Common Stock                                                  -                -          354,029
                                                                  ------------     ------------    -------------
Net Cash Provided By Financing Activities                               5,000                -          508,029
                                                                  ------------     ------------    -------------
Increase (Decrease) in Cash                                            (1,715)               -              504

Cash and Cash Equivalents - Beginning of period                         2,219              754                -
                                                                  ------------     ------------    -------------
Cash and Cash Equivalents - End of period                               $ 504            $ 754            $ 504
                                                                  ============     ============    =============

Supplemental Cash Flow Information:
  Interest paid                                                           $ -              $ -              $ -
                                                                  ============     ============    =============
  Taxes paid                                                              $ -              $ -              $ -
                                                                  ============     ============    =============

Noncash Investing and financing activities:
 In 1999, the Company exchanged properties with a book
 value of $182,910 to a related party in lieu of payment of
                                                                  ============     ============    =============
 liabilities of $147,167 and land with book value of $35,743.             $ -              $ -        $ 182,910
                                                                  ============     ============    =============

                                        See accountant's review report.

                           YAAK RIVER RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company incurred expenses totaling $1,411 for the three months ending March 31, 2004 compared to $0 for the same period in 2003. The increase resulted from transfer agent fees paid. The Company generated no revenues in this period as well as for the same period in 2003. The net loss for the three months ending March 31, 2004 was $(1,411) as compared to no net loss for the same period 2003.

Liquidity and Capital Resources

The Company had a net working capital (deficit) at March 31, 2004 of $(13,663) as compared to a working capital of $12,252 at March 31, 2003. There were no cash flows provided from operations during the three months ended March 31, 2004.

Cash and cash equivalents at March 31, 2004 were $504, a decrease of $2219 from March 31, 2003. During the three-month period ended, March 31, 2004, the Company used $1,411 net cash in operating activities as compared to none for the same period 2003. This increase of cash used in operations of $6,715 was as a result of the payment of transfer agent expenses.

We had, at March 31, 2004, working capital of $504. We anticipate that there will be no cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.


Item 3.  Controls and Procedures

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits:  31 and 32

        b.  Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Yaak River Resources, Inc.
                                        (Registrant)

Dated:  May 12, 2004                   By:  Blaize N. Kaduru
                                            ------------------------------
                                            Blaize N. Kaduru
                                            President, Secretary/Treasurer, and
                                            Director