Form 10QSB
period 2004-06-30
YAAK RIVER RESOURCES INC
filed 2004-08-18
CIK 849146

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 2004


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

Yes [X]  No [_]

As of June 30, 2004, 67,308,857 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Yaak River Resources, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                           Yaak River Resources, Inc.

                              Financial Statements
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Yaak River Resources, Inc.
Casper, Wyoming

We have reviewed the accompanying balance sheet of Yaak River Resources, Inc. as of June 30, 2004 and the related statements of operations for the three months and six month periods ended June 30, 2004 and 2003, and the related cash flows for the six months ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 24, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 6, 2004


                               YAAK RIVER RESOURCES, INC.
                             (A Development Stage Company)
                                     BALANCE SHEETS
                                      (Unaudited)

                                                                                June 30,         December 31,
                                                                                  2004               2003
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                 $ 185          $ 2,219
                                                                             ----------------    -------------
    Total Current Assets                                                                 185            2,219
                                                                             ----------------    -------------

Other Assets:
  Investment - Properties                                                             35,743           35,743
                                                                             ----------------    -------------
   Total Other Assets                                                                 35,743           35,743
                                                                             ----------------    -------------

TOTAL ASSETS                                                                        $ 35,928         $ 37,962
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 5,666          $ 9,971
  Advances from shareholders'                                                          9,500            4,500
                                                                             ----------------    -------------
    Total Current Liabilities                                                         15,166           14,471
                                                                             ----------------    -------------


Stockholders' Equity:
 Preferred stock, $.0001 par value, 50,000,000
   share authorized, issued and outstanding - none                                         -                -
  Series A - Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - 67,308,857 shares                      6,730            6,730
  Series B - Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - none                                       -                -
  Capital paid-in excess of par value                                                378,099          378,099
  Deficit accunulated during the development stage                                  (364,067)        (361,338)
                                                                             ----------------    -------------
Total Stockholders' Equity                                                            20,762           23,491
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 35,928         $ 37,962
                                                                             ================    =============


                            See accountant's review report.


                                   YAAK RIVER RESOURCES INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF OPEATIONS
                                          (Unaudited)


                                                                                                     June 18, 1988
                                                                                                     (Inception)
                                           Three Months Ended              Six Months Ended               to
                                                 June 30,                       June 30,               June 30,
                                           2004           2003            2004           2003            2004
                                       -------------  -------------   -------------   ------------   -------------
REVENUES:                                       $ -            $ -             $ -            $ -             $ -


OPERATING EXPENSES:
 Amortization                                     -              -               -              -           1,500
 Bank charges                                    18             19              36             31             685
 Legal and accounting                         1,000          1,006           1,000          4,006         114,765
 Director fees                                    -              -               -              -             800
 Office expenses                                  -              -               -              -           8,990
 Stock fees and other costs                     300            962           1,693            962          14,996
 Administration and consulting                    -          1,010               -          1,010         128,389
 Mining assessments and fees                      -              -               -              -          75,479
 Bad debt                                         -              -               -              -           6,250
 Rent/telephone                                   -              -               -              -          12,213
                                       -------------  -------------   -------------   ------------   -------------
Total Operating Expenses                      1,318          2,997           2,729          6,009         364,067
                                       -------------  -------------   -------------   ------------   -------------
Net Loss from Operations                     (1,318)        (2,997)         (2,729)        (6,009)       (364,067)
                                       -------------  -------------   -------------   ------------   -------------
Other Income and expenses:
  Interest income                                 -              -               -              -               -
  Interest expense                                -              -               -              -               -
  Other                                           -              -               -              -               -
                                       -------------  -------------   -------------   ------------   -------------
                                                  -              -               -              -               -
                                       -------------  -------------   -------------   ------------   -------------
Net Loss                                   $ (1,318)      $ (2,997)       $ (2,729)      $ (6,009)      $(364,067)
                                       =============  =============   =============   ============   =============

Weighted average number of
  shares outstanding                     67,308,857     67,308,857      67,308,857     67,308,857
                                       =============  =============   =============   ============

Basic and diluted net loss per share         *              *               *              *
                                       =============  =============   =============   ============

* Less than $.01


                                See accountant's review report.


                                           YAAK RIVER RESOURCES, INC.
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (Unaudited)

                                                                                                  Deficit
                                                                            Capital Paid         Accum. During
                                                                 Common        In Excess of     the Development
                                              # of Shares        Stock        Par Value            Stage           Totals
                                              -------------    -----------  --------------     ---------------   -----------
Balance - December 31, 2000                     64,808,857          6,480         360,849            (323,316)       44,013

Issuance of common stock for cash                1,500,000            150          10,350                   -        10,500
Net Loss for year                                        -              -               -             (16,350)      (16,350)
                                              -------------    -----------  --------------     ---------------   -----------
Balance - December 31, 2001                     66,308,857          6,630         371,199            (339,666)       38,163
                                              -------------    -----------  --------------     ---------------   -----------

Issuance of common stock for cash                1,000,000            100           6,900                   -         7,000
Net Loss for year                                        -              -               -              (9,430)       (9,430)
                                              -------------    -----------  --------------     ---------------   -----------
Balance - December 31, 2002                     67,308,857          6,730         378,099            (349,096)       35,733
                                              -------------    -----------  --------------     ---------------   -----------

Net Loss for year                                        -              -               -             (12,242)      (12,242)
                                              -------------    -----------  --------------     ---------------   -----------
Balance - December 31, 2003                     67,308,857          6,730         378,099            (361,338)       23,491
                                              -------------    -----------  --------------     ---------------   -----------

Net Loss for period                                      -              -               -              (2,729)       (2,729)
                                              -------------    -----------  --------------     ---------------
                                                                                                                 -----------
Balance - June 30, 2004                         67,308,857         $6,730       $ 378,099          $ (364,067)      $20,762
                                              =============    ===========  ==============     ===============   ===========



                                        See accountant's review report.


                                   YAAK RIVER RESOURCES, INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                                   June 10, 1988
                                                                                                   (Inception)
                                                                        Six Months Ended                to
                                                                            June 30,                 June 30,
                                                                     2004             2003             2004
                                                                  ------------     ------------    -------------
Cash Flows From Operating Activities:
  Net (Loss)                                                          $(2,729)         $(6,009)       $(364,067)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization and depreciation                                           -                -            1,500
    Organization costs                                                      -                -           (1,500)
    Stock issued for services                                               -                -            8,800
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                     695            4,011            5,666
                                                                  ------------     ------------    -------------
      Total adjustments                                                   695            4,011           14,466
                                                                  ------------     ------------    -------------
Net Cash Used in Operating Activities                                  (2,034)          (1,998)        (349,601)
                                                                  ------------     ------------    -------------
Cash Flow From Investing Activities:
  Exchange of properties - net                                              -                -          147,167
  Investment purchase                                                       -                -         (305,410)
                                                                  ------------     ------------    -------------
Net Cash Provided By Investing Activities                                   -                -         (158,243)
                                                                  ------------     ------------    -------------
Cash Flow From Financing Activities:
 Proceeds from long-term debt                                               -                -          189,500
 Payment of long-term debt                                                  -                -          (45,000)
  Issuance of common stock                                                  -                -          354,029
  Advance from shareholder                                                  -            2,000            9,500
                                                                  ------------     ------------    -------------
Net Cash Provided By Financing Activities                                   -            2,000          508,029
                                                                  ------------     ------------    -------------
Increase (Decrease) in Cash                                            (2,034)               2              185

Cash and Cash Equivalents - Beginning of period                         2,219              754                -
                                                                  ------------     ------------    -------------
Cash and Cash Equivalents - End of period                               $ 185            $ 756            $ 185
                                                                  ============     ============    =============

Supplemental Cash Flow Information:
  Interest paid                                                           $ -              $ -              $ -
                                                                  ============     ============-   =============
  Taxes paid                                                              $ -              $ -              $ -
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

                           YAAK RIVER RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Yaak River Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $364,067.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company had no operations in the six month period.

Results of Operations for the Three Month Period Ended June 30, 2004 Compared to
--------------------------------------------------------------------------------
the Three Month Period Ended June 30, 2003
------------------------------------------

The Company incurred expenses totaling $1,318 for the three months ending June 30, 2004 compared to $2,997 for the same period in 2003. The Company generated no revenues in this period as well as for the same period in 2003. The net loss for the three months ending June 30, 2004 was $(1,318) as compared to a loss of $(2,997) in the same period 2003.


Results of Operations for the Six Month Period Ended June 30, 2004 Compared to
--------------------------------------------------------------------------------
the Six Month Period Ended June 30, 2003
----------------------------------------

The Company incurred expenses totaling $2,729 for the three months ending June 30, 2004 compared to $6,009 for the same period in 2003. The Company generated no revenues in this period as well as for the same period in 2003. The net loss for the six months ending June 30, 2004 was $(2,729) as compared to a loss of $(6,009) in the same period 2003.


Liquidity and Capital Resources

The Company had a net working capital (deficit) at June 30, 2004 of $(15,000). There were no cash flows provided from operations during the year-to-date ended June 30, 2004.

Cash and cash equivalents at June 30, 2004 were $185, a decrease of $2,034 from June 30, 2003. During the three-month period ended, June 30, 2004, the Company used ($2,034) net cash in operating activities as compared to ($1,998) for the same period 2003. This increase of cash used in operations of $4,032 was as a result of administrative expenses.

We had, at June 30, 2004, working capital of $185. We anticipate that there will be no cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.


NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business

The Company will need to raise additional funds to expand its business activities in the next twelve months.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $78,000, $47,552 of which is current, $3,044 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.


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

        None.


Item 3.  Defaults Upon Senior Securities

        None.


Item 4.  Submission of Matters to a Vote of Security Holders

On June 24, 2004, the shareholders of the Company, at a Special Meeting of the Shareholders, approved a change of name of the Company to a name to be determined by the Board of Directors and further approved a reverse split of the Company's common stock on a one for 68 basis to become effective when determined by the Board of Directors.

There were 67,303,857 shares issued and outstanding at the date of the meeting, and 39,306,177 shares attended the meeting in person or by proxy. The shares represented constituted a quorum, and the shareholders approved the actions to change the name by a vote of 39,306,177 shares in favor of the proposal to change the name and none against the proposal. A total of 39,296,177 shares voted in favor of the reverse split, and 10,000 shares voted against the reverse split.


Item 5.  Other Information

        None.


Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits:  31 and 32

        b.  Reports on Form 8-K:  June 25, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Yaak River Resources, Inc.
                                        (Registrant)

Dated:  August 16, 2004                By:  Blaize N. Kaduru
                                            ------------------------------
                                            Blaize N. Kaduru
                                            President, Secretary/Treasurer, and
                                            Director