Form 10QSB
period 2004-09-30
LIFELINE THERAPEUTICS, INC.
filed 2004-11-15
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number:   000-30489

                           Lifeline Therapeutics, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                               84-1097796
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                          Identification Number)

     6400 South Fiddler's Green Circle, Suite 1750 Englewood, Colorado 80112
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (720) 488-1711
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                           Yaak River Resources, Inc.,
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [ X ]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of November 15, 2004 is 16,374,946 shares.



                                     LIFELINE THERAPEUTICS, INC.
                                    (A Development Stage Company)


                                                INDEX


                                                                                           Page No.
                                                                                           --------

     PART I. FINANCIAL INFORMATION

     Report on Review by Independent Certified Public Accountant                               F-1

     Balance Sheet - December 31, 2003 and September 30, 2004 (unaudited)                      F-2

     Statement of Operations - For the Three Months Ended September 30, 2003 and
     2004 and for the Nine Months Ended September 30, 2003 and 2004 and
     Cumulative Amounts from Inception of the Development
     Stage through September 30, 2004 (unaudited)                                              F-3

     Statement of Cash Flows - For the Nine Months Ended September 30, 2003
     and 2004 and Cumulative Amounts from Inception of the Development
     Stage through September 30, 2004 (unaudited)                                              F-4

     Statement of Stockholders' Equity - For the Nine Months Ended
     September 30, 2004 (unaudited)                                                            F-5

     Notes to Unaudited Financial Statements                                                   F-6

     Item 2: Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                      1

     Item 3: Controls and Procedures                                                            4

     PART II.     OTHER INFORMATION                                                             4

     Signatures

     Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited Financial Statements for the nine months ended September 30, 2004 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-7 following the signature page.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
The Company had no operations in the nine month period however the Company recorded a liability in September 2004 for legal and accounting costs of $31,321 incurred in connection with the execution of an Agreement and Plan of Reorganization.

On September 21, 2004 the Company entered into an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation whereby Lifeline Nutraceuticals Corporation agreed to propose to its shareholders an exchange of at least 80% of its outstanding shares of common stock for 94% of the newly issued shares of the Company. Lifeline Nutraceuticals Corporation note holders will become creditors of the Company following the completion of the transaction.

On September 28, 2004 the Company changed its name to Lifeline Therapeutics, Inc. and effectuated a 68 for 1 reverse stock split wherein 67,308,857 shares that were previously outstanding became 989,836 shares.

On October 26, 2004, the Company consummated the Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation whereby the Company newly issued 15,385,110 shares of its common stock for 81% of the outstanding shares of Lifeline Nutraceuticals Corporation stock. After the exchange, the former owners of the Company owned 6% of the outstanding shares of merged companies. The Company will attempt to exchange all originally issued and outstanding notes, including warrants, payable by Lifeline Nutraceuticals Corporation into new notes, including warrants, payable by the Company and the Company will become a creditor of Lifeline Nutraceuticals to the extent of the notes exchanged.

Material Changes in Results of Operations

Results of Operations for the Nine Month Period Ended September 30, 2004 Compared to the Nine Month Period Ended September 30, 2003

The Company incurred expenses totaling $47,546 for the nine months ending September 30, 2004 compared to $8,527 for the same period in 2003. The Company generated no revenues during this period or during the same period in 2003. The net loss for the nine months ending September 30, 2004 was $(47,546) as compared to a loss of $(8,527) during the same period 2003. The increase in expenses and the corresponding loss is attributable to the incurrence of $31,321 of legal and accounting costs in connection with the execution of an Agreement and Plan of Reorganization.

The information set forth for the Company for the nine month period ended September 30, 2004, is not representative of what we anticipate the results of our operations to be for the future since the reorganization with Lifeline Nutraceuticals occurred on October 26, 2004.

Footnote 4 of the accompanying financial statements presents a Condensed Proforma of Combined Statement of Operations for Lifeline Therapeutics Inc. and Lifeline Nutraceuticals Corporation as if the Agreement and Plan of Reorganization had been consummated as of the beginning of the periods presented. On a proforma basis the combined Company generated no revenues for the nine months ending September 30, 2004 as well as for the same period in 2003. The proforma combined net loss for the nine months ending September 30, 2004 was $(753,158) as compared to a loss of $(33,021) in the same period 2003. The increase in loss is attributable to the incurrence of payroll, interest, professional fees and other overhead expenses by Lifeline Nutraceuticals Corporation for the nine months ending September 30, 2004 that it did not incur in the same period of 2003 as it did not commence operations until its inception on July 1, 2003

Following the consummation of the Agreement and Plan of Reorganization we do not expect to be able to generate revenues until we have raised sufficient funds to permit us to market our product in accordance with our plan of operations, produce sufficient inventory to fulfill any orders that may be received, and continue to maintain our other financial obligations. Because of our lack of financial resources as described below under "Liquidity and Capital Resources," we cannot offer any assurance that we will be able to achieve our goals as expressed above. Even if we do generate revenues, we cannot offer any assurance that the revenues generated will be greater than the expenses incurred. These results will depend on the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of advertising, and the other costs we will be incurring during that period of time.

Liquidity and Capital Resources

The Company had a net working capital (deficit) at September 30, 2004 of $(49,330). There were no cash flows provided from operations during the year-to-date ended September 30, 2004.

Cash and cash equivalents at September 30, 2004 were $167, a decrease of $2,052 from September 30, 2003. During the three-month period ended, September 30, 2004, the Company used ($4,052) net cash in operating activities as compared to ($3,017) for the same period 2003. This increase of cash used in operations of $4,052 was as a result of administrative expenses.

We had, at September 30, 2004, cash of $167. We anticipate that there will be no cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements, although we cannot offer any assurance that we will be able to do so. We have been able to raise capital in a series of equity and debt offerings in the past.

Prior to the completion of the reorganization, which occurred on October 26, 2004, the Company had nominal assets and liabilities in excess of assets, and we engaged in no business operations. We were wholly dependent on loans from shareholders to permit us to meet our regulatory obligations.

As a result of the reorganization, our liabilities exceeded our assets by approximately $311,000 on a pro-forma combined basis at September 30, 2004, and we had a working capital deficit of approximately $436,000 on a pro-forma combined basis at September 30, 2004. We are currently unable to pay our bills as they become due, and we continue to be wholly dependent upon loans from accredited investors to meet our obligations and to pursue our business plan. Prior to the reorganization, Lifeline Nutraceuticals Corporation had financed its operations and negative cash flow through loans from investors. As a part of the reorganization, the Company will assume these loans.

If we are not able to achieve sufficient liquidity to meet our regulatory obligations and to pursue our business plan (which we estimate will require at least $450,000 during the next 3 months and $1,800,000 over the next twelve months for minimal operations), we will be unable to produce or market any of our products, we will unable to pay salaries to our employees, and we will be unable to retain professional advisors to assist us in complying with our regulatory obligations.

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in his review which is a part of this Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $49,497, all of which is current, $167 in cash, no other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy. Lifeline Nutraceuticals' auditors issued a "going concern" qualification as a part of its opinion included with Lifeline Nutraceuticals' June 30, 2004, audited financial statements, and no circumstances have occurred to change their opinion.

Management hopes to seek and obtain debt and equity funding for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements. If management is not able to obtain the necessary capital, the Company may not be able to continue as a going concern.

PLAN OF OPERATION

Lifeline Nutraceuticals Corporation's focus to date has been to support development and documentation of intellectual property (held by Lifeline Nutraceuticals) and to create products from that intellectual property that we expect to be marketable as non-prescription nutritional supplements for the reduction of oxidative stress and mitigation of the adverse effects of the aging process.

We believe that our strength is our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize our intellectual property. We believe that we are positioning Lifeline Therapeutics, Inc., as a result of the merger, to benefit from increasing demand for nutritional supplements that effectively address issues relating to aging and oxidative stress.

At the present time, we do not have sufficient financial assets to carry our business plan through to completion. We are dependent upon the completion of this offering, or obtaining a significant amount of financing from other sources (which cannot be assured) to:

     o Complete our testing and analysis at Webb-Waring and documenting the results;
     o Obtaining all governmental licenses necessary in the United States for the distribution of nutritional supplements such as Protandim;
     o Obtaining a marketing plan designed for the roll-out of Protandim as our initial product;
     o    Commence manufacturing and packaging Protandim for sale; and
     o Marketing Protandim as our first product based on the results from the Webb-Waring testing and other work performed by consultants.

This may also require that we enter into distribution agreements with stores for the marketing and distribution of Protandim, and this will likely require that we engage in additional marketing efforts with prospective distributors. It is likely that these distributors will require that they review our test reports and they may want to perform some of their own tests.

We have also given consideration to the development of other products, such as Protandim PET (a nutritional supplement for dogs and cat pets) and SuperSOD (2/3). We are only in the beginning stages of the development of these products and do not have licensing rights to either of them. Consequently we cannot offer any assurance that we will be able to obtain the rights to develop or market these products.

Item 3.  Controls and Procedures

As required by Rule 13a - 15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II  Other Information

Item 1. Legal Proceedings.

     Not applicable.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)(1) On October 26, 2004, the Company completed a Plan and Agreement with Lifeline Nutraceuticals Corporation whereby the shareholders holding approximately 81% of the outstanding stock of Lifeline Nutraceuticals exchanged their stock in Lifeline Nutraceuticals for 15,385,110 shares of newly issued stock in the Company. The newly issued shares represent approximately 94% of the outstanding stock of the Company.

(2) In addition the Company exchanged $240,000 in new promissory notes for a like amount of convertible debt obligations of Lifeline Nutraceuticals. The new promissory notes contain the same privilege as the original notes to convert to shares of stock in the Company at the rate of fifty cents per share. These notes bear a 10% rate of interest and mature December 15, 2005, if not earlier converted.

(3) The Company also exchanged $559,000 in new promissory notes for a like amount of bridge note obligations of Lifeline Nutraceuticals. The bridge notes bear interest at 10% per annum and are due the earlier of six months from the date of the exchange or the closing of the first $1,000,000 of the Company's proposed private placement offering. The bridge note holder shall also receive warrants to purchase common stock to be issued in the private placement equal to the principal amount divided by the per-share offering price, with an exercise price equal to the offering pricing. The warrants shall be exercisable for a period of one year after the closing of the offering. By way of example, if the bridge note is for $100,000 and the private placement offering occurs at $2.00 per share (of which there can be no assurance), then the bridge note holder would have a warrant allowing for the purchase of 50,000 shares of Lifeline Therapeutics, Inc. common stock at $2.00.

(b) The Company used no underwriter to complete this transaction. No finders' fee, commission, or other compensation was paid. The persons who received the Company's securities are all persons who represented to the Company that they were accredited investors and who were previously securities holders associated with Lifeline Nutraceuticals.

(c) None of the securities were sold for cash, but were issued in exchange for other securities in the reorganization described above.

(d) The Company relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. The Company did not engage in any public advertising or general solicitation in connection with this transaction. The Company provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with the Company's reports filed with the Securities and Exchange Commission, press releases, access to the Company's auditors, and other financial, business, and corporate information. Based on the Company's investigation, the Company believes that the accredited investors obtained all information regarding the Company they requested, received answers to all questions the posed, and otherwise understood the risks of accepting the Company's securities for investment purposes.

(e) The common stock issued is not convertible or exchangeable. The notes issued by the Company are convertible into common stock on the terms described above in paragraphs (a)(2) and (a)(3).

(f) Since the Company received no cash proceeds from the issuance of the securities, there is no use of proceeds to report.

Item 3. Defaults upon senior securities.

        Not applicable.

Item 4. Submission of matters to a vote of security holders.

        Not applicable.

Item 5. Other information.

        Not applicable.

Item 6. Exhibits

A.  Exhibits

    31.1 Certification of the principal executive officer pursuant to Rule 13a - 14(a).
    31.2 Certification of the principal financial officer pursuant to Rule 13a - 14(a).
    32.1 Certification of the principal executive officer pursuant to 18 U.S.C. ss.1350.
    32.2 Certification of the principal financial officer pursuant to 18 U.S.C. ss.1350.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004                        /s/  William Driscoll
                                               ---------------------------------
                                               William Driscoll, President
                                               Principal Executive Officer


Date: November 15, 2004                        /s/  Daniel W. Streets
                                               ---------------------------------
                                               Daniel W. Streets, Treasurer
                                               Principal Accounting Officer,
                                               Principal Financial Officer

                           Lifeline Therapeutics, Inc.
                 (Formerly known as Yaak River Resources, Inc.)

                              Financial Statements
                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Lifeline Therapeutics, Inc.
Englewood, Colorado

We have reviewed the accompanying balance sheet of Lifeline Therapeutics, Inc. (formerly known as Yaak River Resources, Inc.) as of September 30, 2004 and the related statements of operations for the three months and nine month periods ended September 30, 2004 and 2003, and the related cash flows for the nine months ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants and the standards of PCAOB . A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of PCAOB.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 24, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 11, 2004



                                          LIFELINE THERAPEUTICS, INC.
                                 Formerly Known as Yaak River Resources, Inc.
                                          (A Development Stage Company)
                                                BALANCE SHEET
                                                 (Unaudited)

                                                                      September 30,         December 31,
                                                                          2004                   2003
                                                                      -------------         ------------
ASSETS:
Current Assets:
  Cash                                                                  $     167             $   2,219
                                                                        ---------             ---------
    Total Current Assets                                                      167                 2,219
                                                                        ---------             ---------

Other Assets:
  Investment - Properties                                                  25,275                35,743
                                                                        ---------             ---------
   Total Other Assets                                                      25,275                35,743
                                                                        ---------             ---------

TOTAL ASSETS                                                            $  25,442             $  37,962
                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                 $  42,997             $   9,971
  Advances from shareholders'                                               6,500                 4,500
                                                                        ---------             ---------
    Total Current Liabilities                                              49,497                14,471
                                                                        ---------             ---------


Stockholders' Equity:
 Preferred stock, $.0001 par value, 50,000,000
   share authorized, issued and outstanding - none                           --                    --
  Series A -Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - 989,836 shares                 99                    99
  Series B -Common stock, $.0001 par value; 250,000,000
    shares authorized; issued and outstanding - none                         --                    --
  Capital paid-in excess of par value                                     384,730               384,730
  Deficit accumulated during the development stage                       (408,884)             (361,338)
                                                                        ---------             ---------
Total Stockholders' Equity                                                (24,055)               23,491
                                                                        ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  25,442             $  37,962
                                                                        =========             =========


                                        See accountant's review report.



                                                     LIFELINE THERAPEUTICS, INC.
                                          Formerly Known as Yaak River Resources, Inc.
                                                    (A Development Stage Company)
                                                       STATEMENT OF OPERATIONS
                                                              (Unaudited)


                                                                                                              June 18, 1988
                                                 Three Months Ended             Nine Months Ended              (Inception)
                                                    September 30,                  September 30,                   to
                                          ----------------------------      --------------------------        September 30,
                                             2004              2003           2004             2003               2004
                                          ---------         ----------      -----------      ----------       -----------


REVENUES:                                  $    --          $    --          $    --          $    --          $    --


OPERATING EXPENSES:
 Amortization                                   --               --               --               --              1,500
 Bank charges                                     18               18               54               49              703
 Legal and accounting                         31,321            1,500           32,321            5,506          146,086
 Director fees                                  --               --               --               --                800
 Office expenses                                --              1,000             --              1,000            8,990
 Stock fees and other costs                      300             --              1,993              962           15,296
 Administration and consulting                   240             --                240            1,010          128,629
 Mining assessments and fees                   1,450             --              1,450             --             76,929
 Bad debt                                       --               --               --               --              6,250
 Rent/telephone                                 --               --               --               --             12,213
                                           ---------        ---------        ---------        ---------        ---------
Total Operating Expenses                      33,329            2,518           36,058            8,527          397,396
                                           ---------        ---------        ---------        ---------        ---------

Net Loss from Operations                     (33,329)          (2,518)         (36,058)          (8,527)        (397,396)
                                           ---------        ---------        ---------        ---------        ---------

Other Income and expenses:
  Interest income                               --               --               --               --               --
  Interest expense                            (1,020)            --             (1,020)            --             (1,020)
  Write-down of lots                         (10,468)            --            (10,468)            --            (10,468)
                                           ---------        ---------        ---------        ---------        ---------
                                             (11,488)            --            (11,488)            --            (11,488)
                                           ---------        ---------        ---------        ---------        ---------

Net Loss                                   $ (44,817)       $  (2,518)       $ (47,546)       $  (8,527)       $(408,884)
                                           =========        =========        =========        =========        =========

Weighted average number of
  shares outstanding                         989,836          989,836          989,836          989,836
                                           =========        =========        =========        =========

Basic and diluted net loss per share       $  (0.045)       $  (0.002)       $  (0.048)       $  (0.009)
                                           =========        =========        =========        =========

                                                See accountant's review report.



                                            LIFELINE THERAPEUTICS, INC.
                                  Formerly Known as Yaak River Resources, Inc.
                                            (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                    (Unaudited)


                                                                                                        June 10, 1988
                                                                      Nine Months Ended                  (Inception)
                                                                         September 30,                       to
                                                                 -----------------------------          September 30,
                                                                   2004                 2003                2004
                                                                 ----------          ---------           ----------

Cash Flows From Operating Activities:
  Net (Loss)                                                     $ (47,546)          $  (8,527)          $(408,884)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization and depreciation                                     --                  --                 1,500
    Organization costs                                                --                  --                (1,500)
    Write-down of lots                                              10,468                --                10,468
    Stock issued for services                                         --                  --                 8,800
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses               33,026               5,510              42,997
                                                                 ---------           ---------           ---------
      Total adjustments                                             43,494               5,510              62,265
                                                                 ---------           ---------           ---------
Net Cash Used in Operating Activities                               (4,052)             (3,017)           (346,619)
                                                                 ---------           ---------           ---------

Cash Flow From Investing Activities:
  Exchange of properties - net                                        --                  --               147,167
  Investment purchase                                                 --                  --              (305,410)
                                                                 ---------           ---------           ---------
Net Cash Provided By Investing Activities                             --                  --              (158,243)
                                                                 ---------           ---------           ---------

Cash Flow From Financing Activities:
 Proceeds from long-term debt                                         --                  --               189,500
 Payment of long-term debt                                            --                  --               (45,000)
  Issuance of common stock                                            --                  --               354,029
  Advance from shareholder                                           2,000               2,500               6,500
                                                                 ---------           ---------           ---------
Net Cash Provided By Financing Activities                            2,000               2,500             505,029
                                                                 ---------           ---------           ---------

Increase (Decrease) in Cash                                         (2,052)               (517)                167

Cash and Cash Equivalents - Beginning of period                      2,219                 754                --
                                                                 ---------           ---------           ---------

Cash and Cash Equivalents - End of period                        $     167           $     237           $     167
                                                                 =========           =========           =========


Supplemental Cash Flow Information:
  Interest paid                                                  $    --             $    --             $    --
                                                                 =========           =========           =========
  Taxes paid                                                     $    --             $    --             $    --
                                                                 =========           =========           =========

Noncash Investing and financing activities:
 In 1999, the Company exchanged properties with
 a book value of $182,910 to a related party
 in lieu of payment of liabilities of $147,167 and
 land with book value of $35,743                                 $    --             $    --             $ 182,910
                                                                 =========           =========           =========


                                                See accountant's review report.





                                               LIFELINE THERAPEUTICS, INC.
                                       Formerly Known as Yaak River Resources, Inc.
                                            (A Development Stage Company)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)

                                                                                                                  Deficit
                                                                                            Capital Paid     Accum. During
                                                                             Common         In Excess of     the Development
                                         # of Shares       Stock            Par Value          Stage             Totals
                                         -----------      ---------         ---------        ----------        ---------

Balance - December 31, 2000                 953,071               95          367,234         (323,316)           44,013

Issuance of common stock for cash            22,059                2           10,498             --              10,500
Net Loss for year                              --               --               --            (16,350)          (16,350)
                                          ---------        ---------        ---------        ---------         ---------
Balance - December 31, 2001                 975,130               97          377,732         (339,666)           38,163
                                          ---------        ---------        ---------        ---------         ---------

Issuance of common stock for cash            14,706                2            6,998             --               7,000
Net Loss for year                              --               --               --             (9,430)           (9,430)
                                          ---------        ---------        ---------        ---------         ---------
Balance - December 31, 2002                 989,836               99          384,730         (349,096)           35,733
                                          ---------        ---------        ---------        ---------         ---------

Net Loss for year                              --               --               --            (12,242)          (12,242)
                                          ---------        ---------        ---------        ---------         ---------
Balance - December 31, 2003                 989,836               99          384,730         (361,338)           23,491
                                          ---------        ---------        ---------        ---------         ---------

Net Loss for period                            --               --               --            (47,546)          (47,546)
                                          ---------        ---------        ---------         ---------
                                                                                                               ---------
Balance - September 30, 2004                989,836        $      99        $ 384,730        $(408,884)        $ (24,055)
                                          =========        =========        =========        =========         =========


                                                    See accountant's review report.

                                                                 F-5

                           LIFELINE THERAPEUTICS, INC.
                 (Formerly Known As Yaak River Resources, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. Presentation of Interim Information

     In the opinion of the management of Lifeline Therapeutics, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

     On September 21, 2004 the Company entered into an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation whereby Lifeline Nutraceuticals Corporation agreed to propose to its shareholders an exchange of at least 80% of its outstanding shares of common stock for 94% of the issued and outstanding shares of the Company. Lifeline Nutraceuticals Corporation note holders will become creditors of the Company following the completion of the transaction.

     On September 28, 2004 the Company, formerly Yaak River Resources, Inc., changed its name to Lifeline Therapeutics, Inc. and effectuated a 68 for 1 reverse stock split wherein 67,308,857 shares became 989,836 shares.

     All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the reverse stock split.


2. Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company's operations generated no income during the current period ended and the Company's deficit is $408,884.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


3. Subsequent Events

     On October 26, 2004, the Company consummated the Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation whereby the Company agreed to newly issue 15,385,110 shares of its common stock for 81% of the outstanding shares of Lifeline Nutraceuticals Corporation stock. After the exchange, the former owners of the Company will own 6% of the outstanding shares of merged companies. Following the closing of this transaction, the Company will attempt to exchange all originally issued and outstanding notes, including warrants, payable by Lifeline Nutraceuticals Corporation into new notes, including warrants, payable by the Company.

                           LIFELINE THERAPEUTICS, INC.
                 (Formerly Known As Yaak River Resources, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



4. Condensed Proforma of Combined Statement of Operations

     The following Condensed Proforma represents the combined operations of Lifeline Therapeutics Inc. and Lifeline Nutraceuticals Corporation as if the Agreement and Plan of Reorganization had been consummated as of the beginning of the periods presented.

                                      Three Months Ended                           Nine Months Ended
                                        September 30,                                September 30,
                              ---------------------------------           -----------------------------------
                                  2004                  2003                  2004                   2003
                              -----------           -----------           -----------            -----------

Revenues                      $      --              $     --              $      --              $      --

Net Loss                      $  (376,046)           $  (27,012)           $  (753,158)           $   (33,021)
                              ===========            ==========            ===========            ===========

Weighted average
 shares outstanding            16,766,604             9,345,196             11,979,432              9,345,196
                              ===========            ==========            ===========            ===========

Basic and diluted net
loss per share                $     (0.02)           $    (0.00)           $     (0.06)           $     (0.00)
                              ===========            ==========            ===========            ===========