Form 10QSB
period 2004-12-31
LIFELINE THERAPEUTICS, INC.
filed 2005-02-25
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number:   000-30489

                           Lifeline Therapeutics, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                               84-1097796
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

     6400 South Fiddler's Green Circle, Suite 1750 Englewood, Colorado 80112
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (720) 488-1711
                          -----------------------------
                         (Registrant's telephone number)

                           Yaak River Resources, Inc.,
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No
                                      -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 22, 2005 is 16,574,983 shares.

                           LIFELINE THERAPEUTICS, INC.
                          (A Development Stage Company)


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

     PART I. FINANCIAL INFORMATION
     -----------------------------

     The unaudited Condensed Consolidated Financial Statements for the six months ended December 31, 2004 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-6 following the signature page.



     Item 2: Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      1

     Item 3: Controls and Procedures                                          5

     PART II.     OTHER INFORMATION
     --------     -----------------
     Signatures

     Certification pursuant to Securities Exchange Act of 1934
     and Sections 302 and 906 Of the Sarbanes-Oxley Act of 2002

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 2004
     (unaudited) and June 30, 2004                                           F-1

     Condensed Consolidated Statements of Operations - For the
     Three Months Ended December 31, 2004 and 2003 and for the
     Six Months Ended December 31, 2004 and 2003 and Cumulative
     Amounts from Inception of the Development Stage through
     December 31, 2004 (unaudited)                                           F-2

     Condensed Consolidated Statements of Cash Flows - For the
     Six Months Ended December 31, 2004 and 2003 and Cumulative
     Amounts from Inception of the Development Stage through
     December 31, 2004 (unaudited)                                           F-3

     Notes to Unaudited Condensed Consolidated Financial Statements          F-4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation ("LNC") whereby the Company newly issued 15,385,110 shares of its common stock for 81% of the outstanding shares of LNC stock. After the exchange, the former owners of the Company owned 6% of the outstanding shares of merged companies. The Company has attempted to exchange all originally issued and outstanding notes, including warrants, payable by LNC into new notes, including warrants, payable by the Company. The Company will become a creditor of LNC to the extent of the notes exchanged.

The accounting for the reorganization transaction is such that the prior period financial information presented in the accompanying Condensed Consolidated financial statements is that of LNC. The Balance Sheet as of June 30, 2004, represents the balance sheet solely of LNC, while the balance sheet for December 31, 2004 represents the Condensed Consolidated balances for LNC and the Company, with the Company's capital structure reflected in the Stockholders' (Deficit) section.

The Company generated no revenues in the six month period ended December 31, 2004, however, the Company raised $664,000 through bridge loan financing and expended all of these funds on overhead, professional fees and on continuing research and development for its prospective marketing and sale of its nutraceutical product, completing the reorganization, and obtaining necessary financing.

On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of common stock of the Company to Lifeline Orphan Foundation. The closing price, per NASDAQ, of the Company's common stock that day was $3.25 and, accordingly, we have recognized an expense in our Condensed Consolidated Statements of Operations of $650,000.

The Company is currently in negotiations with the minority shareholder which, if successfully concluded (of which there can be no assurance) may result in the exchange of his 19% interest in the Company's subsidiary for shares of the Company's common stock. The number of new shares to be issued, if such an exchange was to occur, and the resulting dilution to the existing shareholders is not known at this time. In addition, the Company is aware that a consultant who claims a role in the reorganization transaction that occurred on October 26, 2004 may demand a finder's fee over and above compensation previously paid to the consultant. The Company does not believe it has any obligation to either potential claimant and will vigorously defend against any claims made

Material Changes in Results of Operations

Results of Operations for the Six Month Period Ended December 31, 2004 Compared
--------------------------------------------------------------------------------
to the Six Month Period Ended December 31, 2003
-----------------------------------------------

As a result of the reorganization, the accompanying Condensed Consolidated Statements of Operations include only the operations of the Company for the period from October 26, 2004 (the date of consummation) through December 31, 2004. The operations presented in the accompanying Condensed Consolidated Statement of Operations is that of LNC, however, all discussion of operations will be referred to herein as the Company's.

The Company incurred expenses and a net loss of ($1,495,489) for the six months ended December 31, 2004 compared to ($79,058) for the same period in 2003 because of the Company's significantly greater activities undertaken during the 2004 period in connection with the pre- and post-reorganization activities as compared to the limited corporate maintenance activities during the 2003 period. The Company generated no revenues during this period or during the same period in 2003. The increase in expenses and the corresponding loss is attributable to the incurrence of $650,000 expense for the contribution of 200,000 shares of the Company's common stock to Lifeline Orphan Foundation. (Two executives of the Company have since also contributed a total of 300,000 of their personal share holdings to Lifeline Orphan Foundation). Additionally, as of June 15, 2004, the Company implemented compensation plans for its four employees and incurred $277,233 in payroll and related expenses for the six month period ended December 31, 2004 compared to no payroll expense in the prior period. General and administrative expenses were $273,941 in 2004 compared to $27,651 in 2003. During 2004, we incurred significantly higher professional fees in conjunction with the merger and activities related to financing and corporate affairs. Commencing July 1, 2004, we incurred rental payments, under a month-to-month leasing arrangement, of approximately $5,600 per month for office space.

Results of Operations for the Three Month Period Ended December 31, 2004
------------------------------------------------------------------------
Compared to the Three Month Period Ended December 31, 2003
----------------------------------------------------------

The Company incurred expenses and a net loss of ($1,164,259) for the three months ended December 31, 2004 compared to ($54,564) for the same period in 2003 because of the Company's significantly greater activities undertaken during the 2004 period in connection with the pre- and post-reorganization activities as compared to the limited corporate maintenance activities during the 2003 period. The Company generated no revenues during this period or during the same period in 2003. The increase in expenses and the corresponding loss is attributable to the incurrence of $650,000 expense for the contribution of 200,000 shares of the Company's common stock to Lifeline Orphan Foundation. (Two executives of the Company have since also contributed a total of 300,000 of their personal share holdings to Lifeline Orphan Foundation). Additionally, as of June 15, 2004, the Company implemented compensation plans for its four employees and incurred $126,234 in payroll and related expenses for the three month period ended December 31, 2004 compared to no payroll expense in the prior period. General and administrative expenses were $169,432 for the three months ended December 31, 2004 compared to $24,458 in 2003. During 2004, we incurred significantly higher professional fees in conjunction with the merger and activities related to financing and corporate affairs. Commencing July 1, 2004, we incurred rental payments, under a month-to-month leasing arrangement, of approximately $5,600 per month for office space.


The information set forth for the Company for the six month period ended December 31, 2004, is not representative of what we anticipate the results of our operations to be for the future since the reorganization with Lifeline Nutraceuticals occurred on October 26, 2004 and the initiation of sales of our product, Protandim, which is expected to commence in March 2005.

Footnote 5 of the accompanying financial statements presents a Condensed Proforma of Combined Statement of Operations for the Company and LNC as if the Agreement and Plan of Reorganization had been consummated as of the beginning of the periods presented. The amounts reflected therein are not materially different from that presented in the Condensed Consolidated Statement of Operations.

Following the consummation of the Agreement and Plan of Reorganization we do not expect to be able to generate revenues until we have raised sufficient funds to permit us to market our product in accordance with our plan of operations, produce sufficient inventory to fulfill any orders that may be received, and continue to maintain our other financial obligations. Since December 31, 2004, we have raised an additional $2,290,000 in bridge note financing which we believe is sufficient to allow us to commence manufacturing on an outsourced basis, marketing and sale of our product, Protandim. The manufacturing process has commenced, and we expect to begin sales of Protandim to a test market in March 2005. Nevertheless, we cannot offer any assurance that we will be able to achieve our goals as expressed above. Even if we do generate revenues, we cannot offer any assurance that the revenues generated will be greater than the expenses incurred. These results will depend on the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of advertising, and the other costs we will be incurring during that period of time.

Liquidity and Capital Resources

The Company had a net working capital (deficit) at December 31, 2004 of ($521,048). The cash flow used in operations for the six month period ended December 31, 2004 was ($603,864).

Cash and cash equivalents at December 31, 2004 were $27,295, a decrease of $22,368 from June 30, 2004. During the six-month period ended, December 31, 2004, the Company used ($603,864) net cash in operating activities as compared to ($91,151) for the same period 2003. This increase of cash used in operations of was as a result of the charitable donation, payroll and related expenses and general and administrative expenses.

Since December 31, 2004, the Company has raised $2,290,000 in bridge loan financing from accredited investors and has expended $1,190,000 of these funds for the production of inventory. We anticipate sales of our product to commence before March 31, 2005 but can not be assured that cash generated from operations in the current year will be sufficient to fund our current and anticipated cash requirements. We have been able to raise capital in a series of debt offerings in the past and we plan to obtain additional capital from private placements, although it has not yet commenced and we cannot offer any assurance that we will be able to do so.

Prior to the completion of the reorganization, which occurred on October 26, 2004, the Company had nominal assets and liabilities in excess of assets, and we engaged in no business operations. We were wholly dependent on loans from shareholders to permit us to meet our regulatory obligations.

We are currently able to pay our bills as they become due, however, we continue to be dependent upon our ability to successfully complete our private placement and initiate sales of our product to meet our obligations and to fully pursue our business plan.

If we are not able to achieve sufficient liquidity to meet our regulatory obligations and to pursue our business plan (which we estimate will require at least $750,000 during the next 3 months and $3,000,000 over the next twelve months), we may be unable to market any of our products, pay salaries to our employees, and to retain professional advisors to assist us in complying with our regulatory obligations.

GOING CONCERN

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has not commenced sales of its product, has limited capital, and debt in excess of $3,334,000 (as of February 22, 2005), all of which is due within one year, approximately $600,000 in cash (as of February 22, 2005), no other liquid assets, and no capital commitments. The effects of such conditions could easily cause the Company's bankruptcy. LNC's auditors issued a "going concern" qualification as a part of its opinion included with LNC's June 30, 2004, audited financial statements.

Management hopes to generate revenues from sale of the Company's product and seek and obtain equity funding for operations and to provide working capital. Management has plans to seek capital in the form of private placements of the Company's common stock with attached warrants. If management is not able to obtain the necessary capital, the Company may not be able to continue as a going concern.

PLAN OF OPERATION

Since the reorganization, the Company's focus has been to support development and documentation of intellectual property (held by LNC) and to create products from that intellectual property that we expect to be marketable as non-prescription nutritional supplements for the reduction of oxidative stress and mitigation of the adverse effects of the aging process.

We believe that our strength is our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize our intellectual property. We believe that we are positioning the Company to benefit from increasing demand for nutritional supplements that effectively address issues relating to aging and oxidative stress.

At the present time, we may not have sufficient financial assets to carry our business plan through to completion. We are dependent upon our ability to generate sufficient sales revenue and/or obtaining a significant amount of financing from our private placement (which cannot be assured) to:

     o Continue our testing and analysis at University of Colorado Health Sciences Center and documenting the results;

     o Obtain governmental licenses, if any are necessary, in the United States for the distribution of nutritional supplements such as Protandim;

     o Initiate our public relations and marketing plan designed for the roll-out of Protandim as our initial product;

     o    Continue manufacturing and packaging Protandim for sale,

     o Implement and continue to improve upon the web order processing system we have developed for web based and phone order sales, and

     o Market Protandim as our first product based on the clinical trial results from the University of Colorado Health Sciences Center testing and other work performed by consultants.

Although our first priority is to establish a branded presence and distribute our product directly through web order and phone sales, the Company may also be compelled to enter into distribution agreements with stores for the marketing and distribution of Protandim, and this will likely require that we engage in additional marketing efforts with prospective distributors. It is likely that these distributors will require that they review our test reports and they may want to perform some of their own tests.

We have also given consideration to the development of other products, such as Protandim PET (a nutritional supplement for dogs and cat pets) and Protandim Multi (a vitamin and mineral compound). We are only in the beginning stages of the research and development of these products and do not have a formulation for either of them. Consequently, we cannot offer any assurance that we will be able to develop or market these products.

Item 3.  Controls and Procedures

As required by Rule 13a - 15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Following this inspection, these officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II  Other Information

Item 1. Legal Proceedings.

     Not applicable.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Previously reported.

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

     Date: February 24, 2005                /s/  William Driscoll
                                            -----------------------------------
                                                 William Driscoll, President
                                                 Principal Executive Officer


     Date: February 24, 2005                /s/  Daniel W. Streets
                                            -----------------------------------
                                                 Daniel W. Streets, Treasurer
                                                 Principal Accounting Officer,
                                                 Principal Financial Officer


                                    LIFELINE THERAPEUTICS, INC.
                                   (A Development Stage Company)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           As of          As of
                                                                        December 31,     June 30,
                                                                           2004           2004
                                                                        -----------    -----------
                                              ASSETS                    (Unaudited)
                                              ------

Current Assets
    Cash and cash equivalents                                           $    27,295    $    49,663
     Prepaid expenses                                                         6,097          7,813
    Other current assets                                                        900           --
                                                                        -----------    -----------
          Total current assets                                               34,292         57,476

Property and equipment
     Office equipment                                                        40,493         18,906
     Accumulated depreciation                                                (4,009)          (208)
                                                                        -----------    -----------
     Property and equipment, net                                             36,484         18,698

Other Assets
     Debt issuance costs, net of amortization                                41,400         15,222
     Deferred stock offering costs                                           30,510         15,000
     Patents                                                                 17,431             24
     Deposits                                                                 6,142          6,142
                                                                        -----------    -----------
          Total other assets                                                 95,483         36,388
                                                                        -----------    -----------

TOTAL ASSETS                                                            $   166,259    $   112,562
                                                                        ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                              ---------------------------------------

Current Liabilities
     Accounts payable                                                   $    18,122    $    22,534
     Accrued payroll and other expenses                                      57,196         56,233
     Accrued interest                                                        44,124         10,736
     Convertible notes payable                                              240,000        240,000
     Bridge notes payable, net of discount                                  165,392          4,670
     Bridge notes payable-related party, net of discount                     30,506          2,330
                                                                        -----------    -----------
          Total current liabilities                                         555,340        336,503


Stockholders' (Deficit)
     Preferred Stock -par value $.001, 50,000,000 shares authorized,
          no shares issued or outstanding                                      --             --
     Common Stock, Series A -par value $.001, 250,000,000
          shares authorized, 16,574,983 and 15,385,110, respectively,
          issued and outstanding                                             16,575         15,385
     Common Stock, Series B -par value $.001, 250,000,000
          shares authorized, no shares issued or outstanding                   --             --
     Additional Paid-in Capital                                           1,543,273        227,165
     Stock subscription receivable                                             --          (13,050)
      (Deficit) accumulated during the development stage                 (1,948,929)      (453,441)
          Total stockholders' (deficit)                                    (389,081)      (223,941)
                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $   166,259    $   112,562
                                                                        ===========    ===========

                                               F-1



                                                 LIFELINE THERAPEUTICS, INC.
                                               (A Development Stage Company)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Months Ended               Six Months Ended          July 1, 2003
                                                   December 31,                    December 31,         (Inception) Through
                                               2004            2003            2004            2003      December 31, 2004
                                           ------------    ------------    ------------    ------------    ------------

REVENUES                                   $       --      $       --      $       --      $       --      $       --

OPERATING EXPENSES
      Payroll and payroll tax expense           126,234            --           277,233            --           468,802
      Charitable donation of stock              650,000            --           650,000            --           650,000
      Contributed services                         --            28,500            --            49,500          79,500
      Research and development                   33,414            --            45,242            --            59,742
      General and administrative                169,432          24,458         273,941          27,651         424,076
                                           ------------    ------------    ------------    ------------    ------------
           Total operating expenses             979,080          52,958       1,246,416          77,151       1,682,120


OPERATING (LOSS)                               (979,080)        (52,958)     (1,246,416)        (77,151)     (1,682,120)

OTHER INCOME (EXPENSE)
      Interest expense                         (180,395)         (1,606)       (244,289)         (1,907)       (262,025)
      Loss on Disposal                           (4,784)           --            (4,784)           --            (4,784)
                                           ------------    ------------    ------------    ------------    ------------

Net (loss)                                 $ (1,164,259)   $    (54,564)   $ (1,495,489)   $    (79,058)   $ (1,948,929)
                                           ============    ============    ============    ============    ============

Basic and fully diluted (loss) per Share   $      (0.07)   $      (0.01)   $      (0.10)   $      (0.02)   $      (0.21)
                                           ============    ============    ============    ============    ============

Weighted average shares outstanding          16,466,287       5,743,323      14,972,332       4,577,374       9,450,584
                                           ============    ============    ============    ============    ============





                                            LIFELINE THERAPEUTICS, INC.
                                          (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
                                                  (Unaudited)



                                                                       Six Months Ended         July 1, 2003
                                                                         December 31,          (Inception) to
                                                                      2004           2003     December 31, 2004
                                                                   -----------    -----------    -----------

Cash Flows From Operating Activities:
  Net (loss)                                                       $(1,495,489)   $   (79,058)   $(1,948,929)
  Adjustments to reconcile net (loss) to net cash
    (used) in operating activities:
    Depreciation                                                         3,802           --            4,008
    Amortization of debt issuance costs                                 20,222           --           22,000
    Amortization of debt discount                                      210,900           --          217,900
    Loss on disposal of real estate                                      4,784           --            4,784
    Contributed Services                                                  --           49,500         79,500
    Charitable donation of common stock                                650,000           --          650,000
    Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses and other assets               816        (63,500)       (13,139)
    Increase (decrease) in accounts payable and accrued expenses         1,101          1,907         90,605
                                                                   -----------    -----------    -----------
      Total adjustments                                                891,625        (12,093)     1,055,658
                                                                   -----------    -----------    -----------
Net Cash (Used) in Operating Activities                               (603,864)       (91,151)      (893,271)
                                                                   -----------    -----------    -----------

Cash Flow From Investing Activities:
  Patent costs                                                         (17,407)          --          (17,431)
  Purchase of equipment                                                (21,587)          --          (40,493)
                                                                   -----------    -----------    -----------
Net Cash (Used) By Investing Activities                                (38,994)          --          (57,924)
                                                                   -----------    -----------    -----------

Cash Flow From Financing Activities:
 Proceeds from notes payable                                           604,000        110,000        944,000
 Proceeds from notes payable - related party                            60,000           --          110,000
 Payment of debt issuance costs                                        (46,400)          --          (63,400)
 Payment of stock offering costs                                       (15,510)          --          (30,510)
 Sale of common stock                                                   18,400           --           18,400
                                                                   -----------    -----------    -----------
Net Cash Provided By Financing Activities                              620,490        110,000        978,490
                                                                   -----------    -----------    -----------

Increase (Decrease) in Cash                                            (22,368)        18,849         27,295

Cash and Cash Equivalents - Beginning of period                         49,663           --             --
                                                                   -----------    -----------    -----------

Cash and Cash Equivalents - End of period                          $    27,295    $    18,849    $    27,295
                                                                   ===========    ===========    ===========



Supplemental Cash Flow Information:
  Interest paid                                                    $      --      $      --      $      --
                                                                   ===========    ===========    ===========
  Taxes paid                                                       $      --      $      --      $      --
                                                                   ===========    ===========    ===========
Non-cash investing and financing transactions in connection
   with the acquisition of LTI:
  Fair value of net assets acquired                                $    25,275           --             --
  Assumption of accrued expenses                                       (49,330)          --             --
  Book value of equity                                                  24,055           --             --
                                                                   -----------    -----------    -----------
  Net cash paid to acquire subsidiary                              $      --      $      --      $      --
                                                                   ===========    ===========    ===========

                                                      F-3

                      LIFELINE THERAPEUTICS, INC.
                         (A Development Stage Company.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Lifeline Therapeutics, Inc. (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2004, and the results of operations for the three months and six months ended December 31, 2004 and 2003 and for the period from inception of the Company to December 31, 2004, and cash flows for the six months ended December 31, 2004 and 2003 and for the period from inception of the Company to December 31, 2004. Interim results are not necessarily indicative of results for a full year.

     For the period July 1, 2003 (inception) to December 31, 2004, the Company has been in the development stage. The Company's activities since inception have consisted of organizing the Company, developing a business plan, formulation and testing of product and raising capital.

     The Condensed Consolidated Financial Statements and notes are presented as required by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2004.

     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation ("LNC") whereby the shareholders of Lifeline Nutraceuticals Corporation exchanged 81% of their outstanding shares of common stock for 15,385,110 Series A common shares of the Company which represents 94% of the issued and outstanding shares. The Company assumed the obligations of Lifeline Nutraceuticals Corporation note holders as part of the transaction. The Company is in the process of exchanging all originally issued and outstanding notes, including warrants, payable by Lifeline Nutraceuticals Corporation, into new notes, including warrants, payable by the Company.

     For legal purposes, the Company acquired LNC and is the parent company of LNC following the reorganization. However, for accounting purposes, LNC is treated as the acquiring company in a "reverse acquisition" of the Company. As a consequence, the financial statements through December 31, 2004 presented herein are those of LNC with exception of common stock structure which remains that of the Company, i.e. the common stock par value and shares of common stock authorized and outstanding. In conjunction with the reorganization, the retained deficit of the Company at October 26, 2004 has been eliminated and transferred to additional paid-in capital. As a result, the accumulated deficit at December 31, 2004 and loss for the six months ended December 31, 2004 are a result of the operations of the reorganized company.

     On September 28, 2004 the Company, formerly Yaak River Resources, Inc., changed its name to Lifeline Therapeutics, Inc. ("LTI") and effectuated a 68 for 1 reverse stock split wherein 67,308,857 shares became 989,873 shares. All share and per share amounts in the accompanying Condensed Consolidated Financial Statements of the Company and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

     On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of common stock of the Company to Lifeline Orphan Foundation. The closing price, per NASDAQ, of the Company's common stock that day was $3.25 and, accordingly, the Company recognized an expense in its Condensed Consolidated Statements of Operations of $650,000.

                           LIFELINE THERAPEUTICS, INC.
                         (A Development Stage Company.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Going Concern

     The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company's operations generated no income during the current period ended and the Company's deficit is $1,948,929.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


3.   Contingent Liabilities

     Although no legal proceedings have been initiated, the minority shareholder in the Company's 81% owned subsidiary, Lifeline Nutraceuticals Corporation has threatened litigation. In addition, the Company is aware that a consultant who claims a role in the reorganization transaction that occurred on October 26, 2004 may demand a finder's fee over and above compensation previously paid to the consultant. The Company does not believe it has any obligation to either potential claimant and will vigorously defend against any claims made.

     The Company is currently in negotiations with the minority shareholder which, if successfully concluded (of which there can be no assurance), may result in the exchange of his 19% interest in the Company's subsidiary for shares of the Company's common stock. The number of new shares to be issued, if such an exchange was to occur, and the resulting dilution to the existing shareholders is not known at this time. If the Company is not able to reach a settlement and the minority shareholder brings litigation, the Company believes it has good and meritorious defenses and will vigorously defend against any claim made.

4.   Bridge Notes Payable

       Gross bridge loan notes payable at December 31, 2004       $    814,000
          Less discounts on debt:
             Unamortized warrant                                      (202,338)
             Unamortized beneficial conversion interest               (415,764)
                                                                  ------------
       Bridge loan notes payable, net of discount                      195,898
             Less bridge notes payable - related party                  30,506
                                                                  ------------
       Other bridge loan notes payable, net of discount           $    165,392
                                                                  ============

     Since June 30, 2004, the Company issued additional notes payable totaling $664,000, bearing interest at 10% per annum, principal and any accrued interest is due the earlier of one year from issuance or the first closing of the proposed private placement. Of the total amount of additional notes issued since June 30, 2004, $60,000 was from a related party. The note holders have an option to convert all or part of the principal and accrued interest balance to units in the private offering into public equity at the private offering price. In addition, the notes have a warrant attached to purchase shares of common stock equal to their loan amount divided by the $2.00 per share offering price in the private placement.

     Since December 31, 2004, the Company issued additional notes payable totaling $2,290,000. See Note 6.

                           LIFELINE THERAPEUTICS, INC.
                         (A Development Stage Company.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Condensed Proforma of Combined Statement of Operations

     The following Condensed Proforma represents the combined operations of Lifeline Therapeutics Inc. and Lifeline Nutraceuticals Corporation as if the Agreement and Plan of Reorganization had been consummated as of the beginning of the periods presented.

                                                         Six Months Ended
                                                            December 31,
                                                      -------------------------
                                                         2004          2003
                                                      -----------   -----------
          Revenues                                    $      -      $      -
                                                      ===========   ===========
          Net (loss)                                  $(1,536,001)  $   (80,094)
                                                      ===========   ===========

          Weighted average shares outstanding          14,972,332     4,577,374
                                                      ===========   ===========
          Basic and fully diluted net loss per share       ($0.10)       ($0.02)
                                                      ===========   ===========

6.   Subsequent Events

     On January 15, 2005, the Company entered into a selling agreement with an investment banking firm. Pursuant to the agreement, Lifeline intends to conduct a private placement of its securities on a best efforts, minimum-maximum basis, to raise from $5,000,000 to $8,000,000. The Company expects that the private placement will offer Units, at $20,000 per Unit, consisting of 10,000 shares of common stock and 10,000 warrants to purchase common stock exercisable for three years at $2.50 per share. The private placement will be used to attempt to raise cash for payment of debt, research and development, working capital, and other corporate purposes, as well as to offer an exchange privilege to holders of the Company's outstanding bridge loan financing. The Company expects to pay a selling commission and warrants to the placement agent. The Company expects to commence the placement in March 2005. The Units offered have not been and will not be registered under the Securities Act of 1933 (the "Act") or under the securities laws of any state. The Units and the shares and warrants included within the Units will be "restricted securities" as defined in Rule 144 under the Act. These securities will be offered pursuant to an exemption from registration and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements.


     Subsequent to December 31, 2004, the Company has received $2,290,000 in bridge loan financing from accredited investors under the same terms and conditions as prior bridge financing. With the bridge loan financing, the accredited investors will be issued a number of warrants to purchase shares of Lifeline restricted common stock equal to the principal amount of their loan divided by $2.00. The warrants will be exercisable for three years from the closing of the private placement at a price of $2.00 per share. The bridge loan holders will be afforded the opportunity, in lieu of repayment, of exchanging their notes and accrued interest, at $2.00 per share of common stock, into a proposed private placement which is expected to consist of Units of common stock (at $2.00 per share) and warrants exercisable for three years at $2.50 per share.