Form 10QSB
period 2005-03-31
LIFELINE THERAPEUTICS, INC.
filed 2005-05-23
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 000-30489

Lifeline Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Colorado	84-1097796
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

6400 South Fiddler’s Green Circle, Suite 1750 Englewood, Colorado 80111
(Address of principal executive offices and Zip Code)

(720) 488-1711
(Registrant’s telephone number)

Yaak River Resources, Inc.
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s classes of common stock, as of March 31, 2005 is 18,111,064 shares.

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)

INDEX

	Page No.
PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited) and June 30, 2004	F-	1
Condensed Consolidated Statements of Operations – For the Three Months Ended
March 31, 2005 and 2004, for the Nine Months Ended March 31, 2005 and 2004
and Cumulative Amounts from Inception of the Development Stage through
March 31, 2005 (unaudited)	F-	2
Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
March 31, 2005 and 2004 and Cumulative Amounts from Inception of the Development
Stage through March 31, 2005 (unaudited)	F-	3
Notes to Unaudited Condensed Consolidated Financial Statements	F-	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of
Operations	3
Item 3: Controls and Procedures	8
PART II. OTHER INFORMATION
Signatures	9
Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906
of the Sarbanes-Oxley Act of 2002	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2005 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-7 following the signature page.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending and our product development strategy; and statements regarding future capital expenditures and financing requirements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

When used herein, the term “LTI”, “we” or “our” or similar terms means Lifeline Therapeutics, Inc. (formerly known as “Yaak River Resources, Inc.”) and our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. “LNC”.

Material Changes in Financial Condition

On October 26, 2004, LTI completed an Agreement and Plan of Reorganization by which LTI issued 15,385,110 shares of its restricted Series A common stock for 81% of the outstanding shares of LNC common stock. After the completion of the reorganization, the former owners of LTI owned 6% of the outstanding shares of LTI’s Series A common stock, while the former shareholders of LNC owned the remaining 94%. As a part of the reorganization, LTI also assumed all debt and common stock purchase warrants of LNC.

On March 10, 2005, LTI reached an agreement to acquire the remaining 19% of LNC from the remaining minority shareholder. Per the terms of the agreement, LTI exchanged 1,000,000 shares of its Series A Common Stock for the entire minority interest in LNC. On that date, the closing price of our Series A Common Stock was $9.00 per share. We accounted for the acquisition of the minority interest using the purchase method of accounting, resulting in goodwill of $9,000,000. In light of LTI’s status as a development stage company, minimal revenue generation to date, accumulated deficit and going concern considerations, LTI concluded to impair the entire amount of the goodwill. Accordingly, the condensed consolidated statement of operations reflects $9,000,000 of other expenses for the impairment of goodwill for the periods ended March 31, 2005. As part of this transaction, LTI agreed to pay the minority shareholder $250,000 for a one-year extension of his covenant not to compete. LTI is amortizing the payment over the term of the non-compete agreement. $20,833 was recognized as expense in the periods ended March 31, 2005 and is included in General and Administrative expense in the condensed Statement of Operations.

For legal purposes, the Company acquired LNC and is the parent company of LNC following the reorganization. However, for accounting purposes, LNC is treated as the acquiring company in a “reverse acquisition” of the Company. As a consequence, the financial statements through March 31, 2005 presented herein are those of LNC with exception of common stock structure which remains that of the Company, i.e. the common stock par value and shares of common stock authorized and outstanding. In conjunction with the reorganization, the accumulated deficit of the Company at October 26, 2004 has been eliminated and transferred to additional paid-in capital. As a result, the accumulated deficit at March 31, 2005 is a result of cumulative losses of LNC and those of the Company since the reorganization on October 26, 2004.

LTI generated minimal revenues in the nine month period ended March 31, 2005. LTI’s working capital was provided by bridge financing loans which totaled $3,104,000 through March 31, 2005. LTI spent substantially all of these funds on deposits on raw material acquisition and product manufacturing, payroll, operating expenses, professional fees and on continuing research and development for the prospective marketing and sale of its product Protandim™ , completing the reorganization, and obtaining necessary financing.

On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of LTI’s Series A common stock to Lifeline Orphan Foundation. The closing price, per NASDAQ, of our common stock that day was $3.25 and, accordingly, we recognized an expense in our condensed consolidated statement of operations for the nine months ended March 31, 2005 of $650,000.

Material Changes in Results of Operations for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

LTI commenced sales of its product, Protandim™, on February 24, 2005 and generated $25,819 in revenues for the three months ended March 31, 2005. LTI generated no revenues during the same period in 2004.

LTI incurred significant expenses and a resultant net loss of ($10,519,829) for the three months ended March 31, 2005 compared to a loss of ($104,623) for the same period in 2004. The net loss for the three month period ended March 31, 2005 period consists of:

A $9,000,000 charge for impairment of goodwill generated as a result of the March 2005 settlement with the former minority shareholder of LNC, discussed above; and

Expenses relating to the substantially greater operating activities including research and development and marketing in which LTI engaged during the period since the completion of the October 2004 reorganization as compared to the limited corporate maintenance activities during the 2004 period, including:

Compensation for its officers and employees included $139,741 in payroll and related expenses for the three month period ended March 31, 2005, compared to $80,738 for the same period in 2004;

LTI incurred professional fees of $270,943 for the three month period ended March 31, 2005 in conjunction with the merger and activities related to development of our e-commerce platform and other corporate affairs compared to $720 for the same period in 2004;

LTI incurred $892,698 in interest expense for the three months ended March 31, 2005 compared to $2,742 for the same period in 2004. The increase was due to a greater amount of indebtedness outstanding during the period ended March 31, 2005 and the amortization of discount for the period ended March 31, 2005 of which there was zero for the same period in 2004 . Also included in interest expense was the amortization of debt offering costs of $183,625 for the three months ended March 31, 2005 compared to zero for the same period in 2004;

LTI incurred general and administrative expenses, including $74,082 for advertising, $25,000 for contract labor, $20,833 for one month amortization of the non-compete agreement, $24,859 for telecommunications, $16,905 for rent, and other general and administrative expenses compared to $8,423 for the same period in 2004.

Material Changes in Results of Operations for the nine month period ended March 31, 2005 compared to the nine month period ended March 31, 2004.

LTI incurred significant expenses and a resultant net loss of ($12,015,319) for the nine months ended March 31, 2005 compared to a loss of ($183,681) for the same period in 2004. The net loss during the nine month period ended March 31, 2005 period consists of:

A $9,000,000 charge for impairment of goodwill generated as a result of the March 2005 settlement with the former minority shareholder of LNC;

Incurrence of $650,000 expense for the contribution of 200,000 shares of LTI’s Series A common stock to Lifeline Orphan Foundation; and

Expenses relating to the substantially greater activities in which LTI engaged during the period since the completion of the October 2004 reorganization as compared to the limited corporate maintenance activities during the 2004 period, including:

Compensation for its officers and employees included $416,976 in payroll and related expenses for the nine month period ended March 31, 2005 compared to $80,738 for the same period in 2004;

LTI incurred professional fees of $425,761 for the nine month period ended March 31, 2005 in conjunction with the merger and activities related to, development of our ecommerce platform and other corporate affairs compared to $23,720 for the same period in 2004;

LTI incurred $1,136,987 in interest expense for the nine months ended March 31, 2005 compared to $4,649 for the same period in 2004. The increase was due to a greater amount of indebtedness outstanding during the nine months ended March 31, 2005 and the amortization of discount for the period ended March 31, 2005 of which there was zero for the same period in 2004. Also included in interest expense was the amortization of one-quarter of the known debt offering costs of $183,625 for the nine months ended March 31, 2005 compared to zero for the same period in 2004;

LTI incurred general and administrative expenses, including $74,082 for advertising, $25,000 for contract labor, $20,833 for one month amortization of the non-compete agreement, $32,313 for telecommunications, $50,372 for rent, $32,883 for product testing and other general and administrative expenses compared to $13,074 for the same period in 2004.

The information set forth for LTI for the nine month period ended March 31, 2005, is not representative of what we anticipate the results of our operations to be for the future since the reorganization occurred on October 26, 2004 and the initiation of sales of our product, Protandim ™, in February 2005.

Our ability to finance future operations will depend, in part, on our existing liquidity (discussed in more detail below) and ultimately our ability to generate revenues and profits from operations. At this time, we believe that LTI has sufficient funds to allow us to commence our planned marketing efforts and continue manufacturing and sale of Protandim™. Nevertheless, we cannot offer any assurance that we will be able to achieve our goals as expressed above. Even if we do generate revenues at increasing levels, we cannot offer any assurance that the revenues generated will be greater than the expenses incurred. These results will depend on the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and the other costs, including corporate overhead we will be incurring during that period of time.

Liquidity and Capital Resources.

Our working capital during the quarter ended March 31, 2005, fluctuated widely due to funds made available through bridge financing loans ($2,290,000 raised during the period from January 1, through March 31, 2005), and our expenditure of $1,190,000 for raw materials necessary for the commencement of limited product sales on February 24, 2005, as well as significant expenditures for general and administrative and other items as described above. LTI had a net working capital deficit at March 31, 2005 of ($250,633). The cash flow used in operations for the nine month period ended March 31, 2005 was ($1,899,354). On April 18, 2005, the Company held a closing of the sale of securities from its private placement. We received gross proceeds of $2,659,000 in cash and $2,469,536 in exchange of indebtedness into common stock from accredited investors holding bridge loan financing notes and $240,000 in exchange of indebtedness into common stock from accredited investors holding convertible notes. From the gross proceeds, we paid an investment banking firm $265,900 in commissions and a $75,000 non-accountable expense allowance. Consequently, our negative working capital at March 31, 2005 was eliminated on April 18, 2005. Additionally, on May 18, 2005, the Company completed a second closing of the sale of securities from its private placement. We received gross proceeds of $2,326,627 in cash and $544,804 in exchange of indebtedness into common stock from accredited investors holding bridge loan financing notes. From the gross proceeds, we paid an investment banking firm $232,663 in commissions with no further non-accountable expense allowance. Consequently, the discussion of our liquidity and capital resources at March 31, 2005, is not necessarily indicative of our ability to continue our perations for the remaining portion of the 2005 fiscal year ending June 30, 2005 or the 2006 fiscal year.

Cash and cash equivalents at March 31, 2005 were $136,479, an increase of $86,816 from June 30, 2004. During the nine month period ended March 31, 2005, LTI used $2,149,354 net cash in operating activities as compared to the used of $134,294 for the same period in 2004. This increase of cash used in operations was as a result of the deposits with the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing process, payroll and related expenses, legal and professional fees and general and administrative expenses. Our ability to expend cash in operations was due to the funds provided by the bridge financing during and preceding our third fiscal quarter.

As described above, LTI received a significant investment from the closing of a private placement in April and May 2005. We used $145,025 of these funds to repay the amounts due certain bridge loan note holders who did not convert their loans for shares of our Series A common stock and $250,000 to make the payment on a non-competition agreement obligation to a former officer who was also a former minority shareholder of LNC. We expect to use the balance of these funds for inventory, general and administrative expenditures, marketing, patent filings, research and development for new product applications.

As a result of the bridge financing and the completion of the April and May 2005 placement, we are able to pay our bills as they become due and pursue our business plan.

Going Concern.

Our audited financial statements at June 30, 2004 expressed substantial doubt about our ability to continue as a “going concern.” Since then, we have raised and repaid a significant amount of bridge financing and we have commenced sales of our product on a limited basis.

We believe, therefore, that the circumstances exist that will permit us to generate revenues from sale of our product. Ultimately, however, our ability to continue to finance our operations and research and development efforts, as well as profitability, will depend on our ability to generate sufficient revenue from the sales of our Protandim™ product.

PLAN OF OPERATION

Since the reorganization, LTI’s focus has been to support development and documentation of intellectual property and to create products from that intellectual property that we expect to be marketable as non-prescription nutritional supplements for the reduction of oxidative stress and mitigation of the adverse effects of the aging process.

We believe that our core strength is our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize our intellectual property. We believe that we are positioning LTI to benefit from increasing demand for nutritional supplements that effectively address issues relating to aging and oxidative stress. Ultimately, however, we will be dependent upon our ability to generate sufficient sales revenue to:

o	Continue our testing and analysis at University of Colorado Health Sciences Center and documenting the results;
o	Obtain governmental licenses, if any are necessary, in the United States for the distribution of nutritional supplements such as Protandim ™;
o	Initiate our public relations and marketing plan designed for the roll-out of Protandim ™ as our initial product;
o	Continue sales, manufacturing and packaging Protandim ™;
o	Implement and continue to improve upon the ecommerce system we have developed for web based and phone order sales; and
o	Market Protandim ™ as our first product based on the clinical trial results from the University of Colorado Health Sciences Center testing and other work performed by consultants.

We have also given consideration to the development of other products, such as Protandim™ PET (a nutritional supplement for dogs and cats) and Protandim™ Multi (a vitamin and mineral compound). We are only in the beginning stages of the research and development of these products and do not have a formulation for either of them. Consequently, we cannot offer any assurance that we will be able to develop or market these products.

Critical Accounting Policies

We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with our Board of Directors and the Executive Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition. Revenue from sales of the Company's product is recognized when the product is shipped to the customer.

Basis in Inventory. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has recorded deposits paid to the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product.

Beneficial Conversion Feature of Debt. In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recognize the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid-in capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

Research and Development Costs. The Company has expensed all payments related to research and development activities.

Item 3. Controls and Procedures

As required by Rule 13a — 15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities during our current fiscal year that have not been reported on a current report on Form 8-K or a prior Form 10-QSB.

Item 6. Exhibits

A. Exhibits

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14(a).
31.2	Certification of the principal financial officer pursuant to Rule 13a – 14(a).
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. ss.1350.
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2005	/s/ William Driscoll
William Driscoll, Chief Executive Officer
Date: May 23, 2005	/s/ Paul Myhill
Paul Myhill, Chief Financial Officer

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	As of March 31, 2005	As of June 30, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 136,479	$ 49,663
Inventory	1,240,135	0
Prepaid expenses and other current assets	231,207	7,813

Total current assets	1,607,821	57,476
Property and equipment
Office equipment	49,011	18,906
Accumulated depreciation	(9,058)	(208)

Property and equipment, net	39,953	18,698
Other Assets
Debt issuance costs, net	553,625	15,222
Deferred stock offering costs	34,885	15,000
Patents	68,964	24
Non-compete agreement, net	229,167	0
Deposits	36,142	6,142

Total other assets	922,783	36,388

TOTAL ASSETS	$ 2,570,557	$ 112,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 368,629	$ 22,534
Accrued expenses	506,794	56,233
Accrued interest	81,105	10,736
Note payable	125,000	0
Convertible notes payable	0	240,000
Bridge notes payable, net of discount	726,826	4,670
Bridge notes payable-related party, net of discount	50,100	2,330

Total current liabilities	1,858,454	336,503
Stockholders’ Equity
Preferred Stock -par value $.001, 50,000,000 shares authorized	0	0
no shares issued or outstanding
Common Stock, Series A -par value $.001, 250,000,000	18,111	15,385
shares authorized, 18,111,064 and 15,385,110 respectively,
issued and outstanding
Common Stock, Series B -par value $.001, 250,000,000	0	0
shares authorized, no shares issued or outstanding
Additional Paid-in Capital	13,162,751	227,165
Stock subscription receivable	0	(13,050)
(Deficit) accumulated during the development stage	(12,468,759)	(453,441)

Total stockholders’ equity (deficit)	712,103	(223,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$ 2,570,557	$ 112,562

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Operations

	Three Months Ended March 31,	Nine Months Ended March 31,			July 1, 2003 (Inception) Through March 31,
	2005	2004	2005	2004	2005
REVENUES
Sales	$ 25,819	$ 0	$ 25,819	$ 0	$ 25,819
Cost of Sales	10,088	0	10,088	0	10,088

Net Revenue	15,731	0	15,731	0	15,731
OPERATING EXPENSES
Payroll and payroll tax expense	139,741	80,738	416,976	80,738	608,545
Charitable donation of stock	0	0	650,000	0	650,000
Contributed services	0	12,000	0	61,500	79,500
Legal and professional fees	270,943	720	425,761	23,720	477,486
Research and development	700	0	32,883	0	44,883
General and administrative	231,478	8,423	363,659	13,074	464,569

Total operating expenses	642,862	101,881	1,889,279	179,032	2,324,983
OPERATING (LOSS)	(627,131)	(101,881)	(1,873,548)	(179,032)	(2,309,252)
OTHER INCOME (EXPENSE)
Interest expense	(892,698)	(2,742)	(1,136,987)	(4,649)	(1,154,723)
Impairment of goodwill	(9,000,000)	0	(9,000,000)	0	(9,000,000)
Loss on disposal	0	0	(4,784)	0	(4,784)

NET (LOSS)	$(10,519,829)	$ (104,623)	$(12,015,319)	$ (183,681)	$(12,468,759)

Basic and fully diluted (loss) per Share	$ (0.62)	$ (0.01)	$ (0.76)	$ (0.01)	$ (1.13)

Weighted average shares outstanding	16,902,818	16,374,946	15,761,337	16,374,946	10,991,938

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended March 31,	July 1, 2003 (Inception) to March 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net (loss)	$(12,015,319)	$(183,681)	$(12,468,759)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation and amortization	29,683	0	29,891
Amortization of debt issuance costs	203,897	0	205,675
Amortization of debt discount	825,492	0	832,492
Loss on disposal of real estate	4,784	0	4,784
Impairment of goodwill	9,000,000	0	9,000,000
Contributed services	0	61,500	79,500
Charitable donation of common stock	650,000	0	650,000
Changes in assets and liabilities:
Increase in inventory	(1,240,135)	0	(1,240,135)
Increase in prepaid expenses and other assets	(253,394)	(97,500)	(267,349)
(Decrease) in accounts payable and accrued expenses	895,638	85,387	985,140

Total adjustments	10,115,965	49,387	10,279,998

Net Cash (Used) in Operating Activities	(1,899,354)	(134,294)	(2,188,761)

Cash Flow From Investing Activities:
Patent costs	(68,940)	0	(68,964)
Purchase of equipment	(30,105)	0	(49,011)

Net Cash Provided By Investing Activities	(99,045)	0	(117,975)

Cash Flow From Financing Activities:
Proceeds from notes payable	2,894,000	135,000	3,234,000
Payment of noncompete agreement	(125,000)	0	(125,000)
Proceeds from notes payable - related party	60,000	0	110,000
Payment of debt issuance costs	(742,300)	0	(759,300)
Payment of stock offering costs	(19,885)	0	(34,885)
Sale of common stock	18,400	0	18,400

Net Cash Provided By Financing Activities	2,085,215	135,000	2,443,215

Increase in Cash	86,816	706	136,479
Cash and Cash Equivalents - Beginning of period	49,663	0	0

Cash and Cash Equivalents - End of period	$ 136,479	$ 706	$ 136,479

Supplemental Cash Flow Information:
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash investing and financing transactions in connection
with the reverse acquisition of YAAK:
Fair value of net assets acquired	$ 25,275	0.00	$ 25,275
Assumption of accrued expenses	(49,330)	0.00	(49,330)
Value of stock issued	24,055	0.00	24,055

Net cash paid to acquire subsidiary	$ 0	$ 0	$ 0

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifeline Nutraceuticals Corporation as of and for the year ended June 30, 2004 which have been included in the Company’s filing of Form 8K/A dated October 27, 2004.

1.    Basis of Presentation

In the opinion of the management of Lifeline Therapeutics, Inc. (the “Company”), the accompanying unaudited Condensed Consolidated Financial Statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004 and for the period from inception of the Company to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

For the period July 1, 2003 (inception) to March 31, 2005, the Company has been in the development stage. The Company’s activities since inception have consisted of organizing the Company, developing a business plan, formulation and testing of product and raising capital. In late February 2005, the Company began sales of its product, Protandim™. Sales to date have been minimal with approximately $26,000 in revenue through March 31, 2005.

The Condensed Consolidated Financial Statements and notes are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2004.

On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”) whereby the shareholders of Lifeline Nutraceuticals Corporation exchanged 81% of their outstanding shares of common stock for 15,385,110 Series A common shares of the Company which represented 94% of the then issued and outstanding shares. The Company assumed the obligations of Lifeline Nutraceuticals Corporation note holders as part of the transaction.

For legal purposes, the Company acquired LNC and is the parent company of LNC following the reorganization. However, for accounting purposes, LNC is treated as the acquiring company in a “reverse acquisition” of the Company. As a consequence, the financial statements through March 31, 2005 presented herein are those of LNC with exception of common stock structure which remains that of the Company, i.e. the common stock par value and shares of common stock authorized and outstanding. In conjunction with the reorganization, the accumulated deficit of the Company at October 26, 2004 has been eliminated and transferred to additional paid-in capital. As a result, the accumulated deficit at March 31, 2005 is a result of cumulative losses of LNC and those of the Company since the reorganization on October 26, 2004.

On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of common stock of the Company to Lifeline Orphan Foundation. The closing price, per NASDAQ, of the Company’s common stock that day was $3.25 and, accordingly, the Company recognized an expense in its Condensed Consolidated Statements of Operations of $650,000 for the periods ended March 31, 2005.

During March 2005, convertible note holders agreed to convert their notes payable, with a principal of $240,000 and accrued interest of $28,040 through March 31, 2005, for 536,081 shares of the Company’s Series A Common Stock.

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies

a)	Revenue Recognition. Revenue from sales of the Company's product is recognized when the product is shipped to the customer.

b)

Basis in Inventory. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of March 31, 2005, the value of finished goods was approximately $5,700. The remaining $1,233,000 balance was for the purchase of raw materials to begin production of inventory.

c)

Beneficial Conversion Feature of Debt. In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recognize the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid-in capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

d)

Earning per share. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the periods ended March 31, 2005 and 2004, the basic and diluted average outstanding shares are considered the same, since including the shares would have an anti-dilutive effect on the loss per share calculation.

All share and per share amounts presented for the period ended March 31, 2004 reflect the 16,574,983 outstanding shares as a result of the October 26, 2004 reorganization.

3.    Acquisition of Minority Interest in Subsidiary and Accounting for Goodwill

On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, Lifeline Nutraceuticals Corporation. Per the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A Common Stock for the remaining 4,500,000 shares of Lifeline Nutraceuticals Corporation, representing 19%. The closing price of the Company’s Series A Common Stock on March 10, 2005 was $9.00 per share. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in goodwill of $9,000,000. In light of the Company’s status as a development stage company, minimal revenue generation to date, accumulated deficit and going concern considerations, the Company has concluded to fully impair the goodwill from the acquisition transaction. Accordingly, the Condensed Consolidated Statement of Operations reflects $9,000,000 of other expense for the impairment of goodwill for the period ended March 31, 2005.

In connection with the purchase of the minority interest in LNC, the Company agreed to pay the minority shareholder $250,000 for a non-compete agreement through March 2006. The payment terms were $125,000 on the date of execution of the agreement and $125,000 in the form of a note payable, which was paid on April 19, 2005.

4.    Bridge Notes Payable

Gross bridge loan notes payable at March 31, 2005	$ 3,104,000
Less discounts on debt:
Unamortized warrant	(1,431,075)
Unamortized beneficial conversion interest	(895,999)

Bridge loan notes payable, net of discount
776,926
Less bridge notes payable - related party, net of discount	(50,100)

Other bridge loan notes payable, net of discount	$ 726,826

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since June 30, 2004, the Company issued additional notes payable totaling $2,954,000, bearing interest at 10% per annum. Principal and any accrued interest is due the earlier of one year from issuance or the closing of the proposed private placement, as discussed in Note 5. Of the total amount of additional notes issued since June 30, 2004, $60,000 was from a related party. The note holders have an option to exchange all or part of the principal and accrued interest through March 31, 2005 for securities in the private placement at the private offering price. In addition, the notes have a warrant attached to purchase shares of common stock equal to their principal and accrued interest through March 31, 2005 amount divided by the $2.00 per share offering price in the private placement. Because the stock purchase price of the private placement is below the market price quotations at the date of issuance of the loans, a value for the warrants issued has been recorded as a discount to the debt and in addition to the equity using the Black-Scholes valuation model has been recorded as a discount to the debt and an addition to equity. Also because the conversion price of the debt was less than the market value on the date of issuance, an additional discount has been recorded for the beneficial conversion feature. The discount relating to the warrants and the beneficial conversion feature are amortized over the term of the debt and the expense is included as interest expense.

5.    Events Subsequent to March 31, 2005

On January 15, 2005, the Company entered into an agreement with an investment banking firm. Pursuant to the agreement, Lifeline conducted a private placement of its securities. The securities offered have not been registered under the Securities Act of 1933 (the “Act”) or under the securities laws of any state. The securities will be “restricted securities” as defined in Rule 144 under the Act. These securities will be offered pursuant to an exemption from registration and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On April 18, 2005, the Company held a closing of the sale of securities from its private placement. From this closing, the Company received $2,659,000 in cash from certain accredited investors and $2,469,536 in exchange of indebtedness from certain persons holding Bridge Notes. The Company issued 2,564,297 shares of Series A Common Stock at a price of $2.00 per share; and warrants to purchase 2,564,297 shares of Series A Common Stock exercisable at $2.50 per shares exercisable through April 18, 2008. The Company paid the investment banking firm $265,900 in commissions and a $75,000 non-accountable expense allowance. The Company also issued warrants to the investment banking firm to purchase 159,255 shares of Series A Common Stock exercisable at $2.00 per share exercisable through April 18, 2008. After payment of commissions, the expense allowance and a fee to the escrow agent, the Company received cash proceeds of $2,316,850. The Company expects to use these funds for general and administrative expenditures, marketing, patent filings, research and development for new product applications, payment for a non-competition agreement with a former shareholder, and repayment of notes payable that chose not to exchange their indebtedness for Series A Common Stock and warrants.

In conjunction with this closing, the Company repaid bridge notes payable with a principal balance of $135,000 and related accrued interest of $10,025, to note holders electing to be repaid rather than exchange for securities in the private placement.

On May 18, 2005, the Company held a second closing of the sale of securities from its private placement. From this closing, the Company received $2,326,627 in cash from certain accredited investors and $544,804 in exchange of indebtedness from certain persons holding Bridge Notes. The Company issued 1,435,719 shares of Series A Common Stock at a price of $2.00 per share; and warrants to purchase 1,435,719 shares of Series A Common Stock exercisable at $2.50 per shares exercisable through April 18, 2008. The Company paid the investment banking firm $232,663 in commissions with no further non-accountable expense allowance. The Company also issued warrants to the investment banking firm to purchase 116,331 shares of Series A Common Stock exercisable at $2.00 per share exercisable through April 18, 2008. After payment of commissions and a fee to the escrow agent, the Company received cash proceeds of $2,093,434. The Company expects to use these funds for research and development for new product applications, marketing, patent filings, payment for a non-competition agreement with a former shareholder, repayment of notes payable that chose not to exchange their indebtedness for Series A Common Stock and warrants and general and administrative expenditures.

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has an obligation to register the Series A Common Stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The 45 day time period for filing this registration statement commenced on May 16, 2005.