Form 10KSB
period 2005-06-30
LIFELINE THERAPEUTICS, INC.
filed 2005-10-13
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-KSB

   (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

| ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission file number: 000-30489

LIFELINE THERAPEUTICS, INC.
(Name of small business issuer in its charter)

Colorado	84-1097796
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
6400 S. Fiddler’s Green Circle, #1970
Englewood, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (720) 488-1711
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Series A $0.001 par value per share

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes   [X]     No   [   ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [   ]    No   [X]

     Registrant’s revenues for the fiscal year ended June 30, 2005 were $2,353,795.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on September 30, 2005 was $35,181,942, which excludes 14,122,096 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

     The number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share, as of September 30, 2005, was 22,117,992 shares.

     Transitional Small Business Disclosure Format (check one): Yes   [   ]    No   [X]

ITEM 1 – BUSINESS

     Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.

     Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. We have described these risks, uncertainties and contingencies under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

     We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this report.

Lifeline Therapeutics, Inc.

     Lifeline Therapeutics, Inc. (the “Company” or “Lifeline Therapeutics”) was formed as a Colorado corporation in June 1988 under the name “Andraplex Corporation.” We amended our name to “Yaak River Resources, Inc.” in January 1992 and to Lifeline Therapeutics, Inc. in October 2004. Our principal place of business is at Suite 1970, 6400 South Fiddler’s Green Circle, Englewood, CO 80111, telephone (720) 478-1711, fax (720) 488-1722.

     Prior to October 26, 2004, our only asset for a number of years had been 91 undeveloped residential lots in the town of Lawrence, Colorado. On October 26, 2004, the undeveloped residential lots were carried in our financial statements at a value of approximately $25,000. On November 10, 2004 we executed a quitclaim deed to this property to Donald Smith, one of our shareholders, in exchange for Mr. Smith’s forgiveness of approximately $20,000 that we owed to Donald Smith, and we recorded a loss on disposition of approximately $5,000. Mr. Smith also assumed any environmental liability related to the residential lots.

     On October 26, 2004, we acquired approximately 81% of the outstanding common stock of Lifeline Nutraceuticals, Inc. (“Lifeline Nutraceuticals”), a privately held Colorado corporation that was formed in July 2003. In this Reorganization:

o

We issued 15,385,110 shares of our Series A common stock (representing about 94% of our outstanding common stock after the reorganization) to eleven persons in exchange for their ownership interest in Lifeline Nutraceuticals.

o	We agreed to exchange $240,000 in new promissory notes for a like amount of convertible debt obligations of Lifeline Nutraceuticals.

o	We agreed to exchange $559,000 in new promissory notes for a like amount of bridge loan note obligations of Lifeline Nutraceuticals.

     As a result of the Reorganization described above, Lifeline Therapeutics owned 81% of the outstanding common stock of Lifeline Nutraceuticals. In March 2005 we completed the acquisition of the remaining minority shareholder interest in Lifeline Nutraceuticals for 1,000,000 shares of our Series A common stock. Lifeline Nutraceuticals owns and has developed the intellectual property that has resulted in the development of Protandim™.

Our Business Model

     The primary operational components of our business are outsourced to companies that we believe possess a high degree of professionalism and achievement in their particular field of endeavor. One advantage of outsourcing we hope to achieve is a more direct correlation of the costs we incur to our level of product sales versus the relatively fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to the human capital required to successfully manage these operational components. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.

Product Overview

     At the present time, we have only a single product, Protandim™. We developed Protandim™, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to enhance SOD in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim™ is marketed as a ‘dietary supplement” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)). The name Protandim™ is derived from: “promoting the tandem” co-regulation of two of the body’s anti-oxidant enzymes (SOD and CAT). Protandim™ and the related intellectual property are owned by our subsidiary Lifeline Nutraceuticals.

     One of the paradoxes of life is that the molecule that sustains aerobic life, oxygen, is not only fundamentally essential for energy metabolism and respiration, but it causes many diseases and degenerative conditions. “Oxidative stress” is widely believed to play a key role in the aging process and the body’s defenses against oxidative stress and free radicals decrease with age, resulting in numerous age-related ailments and diseases.

     Oxidative stress results from the fact that we breathe air and utilize oxygen to generate energy. Unfortunately a small percentage of the oxygen we utilize generates toxic “oxygen free radicals” that damage the cells and tissues of the human body and consequently negatively impact our general health. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. These reactive oxygen species (ROS) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age.

     Elevated ROS levels inflict structural damage to nucleic acid, lipid and carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease and age-related debilitation. Normally, cellular anti-oxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are Superoxide Dismutase (SOD) and Catalase (CAT). However, the levels of these protective anti-oxidant enzymes decrease with age and are also reduced in a number of disease conditions.

     SOD is the body’s most effective natural anti-oxidant. SOD works in conjunction with CAT, and under some circumstances the balance may be important. A by-product of SOD’s potent anti-oxidant activity is Hydrogen Peroxide, a dangerous substance that needs to be subsequently converted into water and oxygen by CAT. Together, these three enzymes constitute the first line of defense and repair for the body. Scientists have long realized that increasing our levels of SOD and CAT is the key to fighting oxidative stress, disease and aging.

     Current SOD and CAT oral supplements can neither:

1. be absorbed; nor

2. work in conjunction with each other in one safe, orally-available pill.

     We have retained The Chemins Company of Colorado Springs, Colorado (“Chemins”) to produce Protandim ™ under a contract manufacturing agreement dated January 17, 2005. This agreement with Chemins has a continuous term, but may be terminated by either party upon 90 days written notice. There are three stages to this contract:

o	In the first stage, Chemins ordered and received the raw materials required for one million bottles of Protandim™.

o	In the second stage, we paid Chemins to acquire bottling and packaging materials and to commence manufacturing 500,000 bottles of Protandim™.

o

Presently Chemins is delivering product to us based on our purchase orders and additional payments. Through June 30, 2005, Chemins had delivered 108,000 bottles of Protandim™ to our fulfillment center.

Through June 30, 2005 we have paid Chemins approximately $1,200,000 for the above delivered bottles, which includes the deposit for the purchase of raw and packaging materials for a total of one million bottles of Protandim™.

     Chemins has significant experience in manufacturing dietary supplements. Its plant complies with the cGMP (current good manufacturing practices) for foods in general. Currently there are no specific cGMPs for dietary supplements.

     We currently accept orders for Protandim™ through our website (www.protandim.com) and through a call center utilizing a toll-free number (1-8PROTANDIM or 1-877-682-6346). The toll-free number is answered by Convergys, Inc. (“Convergys”), with which we have contracted to provide call center services. Convergys will answer sales calls for us on an around-the-clock basis. Our website and the call center then directs shipping orders to Allied Vaughn of Commerce City, Colorado, our fulfillment center, which will fill and ship orders by United Parcel Service (“UPS”). UPS offers package tracking by toll-free number or online so that our customers or our customer service department can determine the disposition of a shipment of any product that was not received by the customer.

     Customer service calls to another toll-free number (1-877-488-1711) will be answered in our offices in Englewood, Colorado. It is our desire to hear from our customers directly, especially concerning issues they may have with our product or questions that may be more technical in nature than those to which we want the call center to respond. Our employees are available to respond to our customers’ needs, answer questions, track packages, provide refunds, if necessary, and process sales orders.

     Our web order processing system (“WOPS”) accepts and authorizes credit card submissions for both online sales order requests as well as phone order sales. Upon authorization, the WOPS interacts with the operational system at Allied Vaughn, notifying the fulfillment center of sales shipping needs. The operational system at Allied Vaughn responds to WOPS when the shipment of the product has occurred. WOPS is maintained on servers at Viawest Internet Services, Inc. (“Viawest”) in Centennial, Colorado.

     Subsequent to June 30, 2005, we have also begun selling Protandim™ in retail stores.

Protandim™ Research and Development

     The initial formulation of Protandim™ used in the animal studies has been demonstrated in live mammal studies to significantly increase SOD while maintaining CAT. The final result was a reduction in oxidative stress by up to 85%.

     In the past, testing on Protandim™ has been performed on mice for which we paid the University of Colorado Health Sciences Center a total of $23,828.

     Our research efforts to date have been focused on investigating various aspects and consequences of the “imbalance of oxidants and anti-oxidants” – an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim™ to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim™ brand name in the future. We cannot offer any assurance that we will be successful in this endeavor.

The Scientific Platform

What doesProtandim™ do?

     Protandim™ is designed to induce your body to produce more of its own catalytic anti-oxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim™ has been selected on its ability to meet these criteria. Low, safe doses of each component ensure that unwanted additional effects that might be associated with one or another of the components are not seen with the formulation.

Results of the Pre-Clinical Test in Mice with Protandim-RD

     Brief Summary: Four groups of mice were supplemented with a research formulation of Protandim™ (Protandim-RD) containing eight components. The mice received either control diet, or diet supplemented with the anticipated human dosage, three times, or ten times that amount. After 23 days, the mice showed a dose-dependent increase in SOD in red blood cells of that amount, up to 25% and in liver of up to 45%.

     More importantly, lipid peroxidation (as measured by thiobarbituric acid reactive substances, (“TBARS”)) decreased in a dose-dependent fashion by up to 75% in plasma, by up to 66% in liver, and by up to 97% in the brain. TBARS measures the oxidation of lipids included in cell membranes. Oxidation of the cell membrane is one of the indicia of the aging process.

     Conclusion: We believe that this study is consistent with the thesis that Protandim™ can significantly reduce oxidative stress in young healthy animals.

Results of a Human Study with Protandim™

     Brief Summary: Thirteen normal, healthy human subjects ranging in age from 20 to 78 received the final formulation of Protandim™, now containing five components (one capsule, 675 mg daily, for 30 days). Blood was drawn for analysis at day 0 and again at day 30. Some of the subjects took no other anti-oxidant supplements, while others continued to take vitamin C and/or vitamin E and/or multivitamins they had been taking before they enrolled in the study.

     Lipid peroxidation in the plasma was measured by TBARS. After 30 days of Protandim™ supplementation, plasma TBARS declined significantly, more so in the older subjects (about 69%) than in the younger subjects (about 30%). The age-dependent increase seen prior to supplementation was no longer present. The average TBARS concentration decreased to 0.95 micromolar, a level that one would expect to see in a 15 year old.

     Red blood cells analyzed for SOD, CAT, and the anti-oxidant uric acid showed a small increase in SOD of 6% (not statistically significant), but showed a substantial increase in CAT of 29 ± 7%. Uric acid increased by 7.3 ± 3%.

     Conclusion: We believe that this study is consistent with the thesis that Protandim can reduce oxidative stress in healthy humans as they age, and that the reduction may be significant. Based on the studies to date, there is evidence that lipid peroxidation decreases as a result of human use of Protandim™ supplements. Although there can be no assurance, we believe that the significant increases of the anti-oxidant enzymes (SOD in mice, and CAT in humans) apparent after only 30 days suggest that the operative mechanism is increased scavenging of reactive oxygen intermediates by the body’s native anti-oxidant enzymes. The modest but significant increase in serum urate is consistent with this mechanism.

The Global Dietary Supplement Market

     According to the Nutrition Business Journal, the worldwide supplement market is over $60 billion as reflected in the following chart:

Global Dietary Supplement Market 2003
(Retail Sales in Billions of U.S. Dollars)

Area or Region	Vitamins & Minerals	Herbals & Botanicals	Sports & Specialty	TOTALS
United States	8,410	4,200	7,210	19,820
Western Europe	5,900	6,220	2,970	15,090
Japan	4,220	2,900	2,960	10,080
Canada	580	400	330	1,310
China	1,900	2,400	600	4,900
Rest of Asia	1,360	1,760	1,040	4,160
Latin America	800	310	360	1,470
Australia/New Zealand	600	360	340	1,300
Russia/Eastern Europe	500	290	450	1,240
Middle East/Africa	440	220	160	820

TOTALS	24,710	19,060	16,420	60,190

     Source:Nutrition Business Journal, “Supplement Business Report,” 2004

Target Market

     Our primary target market for Protandim™ is the Baby Boomer generation, with elderly populations running a close second. We have begun marketing Protandim™ in the United States in media targeted toward these age groups. Specific targeted messages also will be tested (and hopefully expanded) within younger market segments. Demographically, the more specific initial segments within these age categories would include higher-educated, higher-income individuals that already espouse a “healthy lifestyle” and have some attributes of “wellness” consumers. With increased awareness and media support, the demographic appeal should broaden to more “mainstream” consumers and persons within lower socio-economic strata.

Competition

     Although we believe that Protandim™ reflects a unique approach in the nutraceutical and pharmaceutical industries, there are a number of products that are potential competitors to Protandim™.

     Vitamin C, vitamin E, Coenzyme Q-10 and other sources of exogenous anti-oxidants are often considered competitors of Protandim™. However, we believe that these substances should not be considered as competitors because they are oxygen radical scavengers and are not enzymatic. Our research indicates that Protandim™ generates intra-cellular anti-oxidants, such as SOD and CAT, within the cells of the body. Oxygen is consumed by the mitochondria and this is where oxidative stress is at its worst. We believe that the body’s internal anti-oxidant enzymes, produced at homeostatic levels provide a better defense against oxidative stress than exogenous sources of anti-oxidants.

     There are many companies that are performing research into anti-oxidants, and these companies are intensely competitive. At least one entity is currently marketing a product that is a direct competitor to Protandim™, and it is highly likely that one or more additional entities will develop, or purchase or license from another third party, competitive products along the lines of our focus. Thus, we expect that we will be subject to significant competition that will intensify as these markets develop.

     Many of our actual and potential competitors have longer operating histories and possess greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than have we. Competition with companies of this nature could materially adversely affect our business, operating results or financial condition. As a result, we anticipate that we will be competing for customers with other companies potentially offering products and services that may have greater name recognition, more proprietary products, and a larger existing customer base.

Product Liability and Other Insurance

     We have acquired product liability insurance for our Protandim™ product. We have also obtained commercial property and liability coverages as well as directors’ and officers’ liability insurance.

Intellectual Property, Patents, and Royalty Agreements

     Protandim® is a proprietary, patent-pending formulation for the purpose of enhancing SOD and CAT. The patent applications protecting this formulation are listed below and have been assigned to Lifeline Nutraceuticals.

     We have taken, and will continue to take, an aggressive approach in protecting our intellectual property or license rights through patent protection and competent legal advice regarding contractual involvements. Although the primary purpose of our intellectual property is to deter competition, it also may provide a potential revenue source through licenses. We are pursuing barriers to market entry by competitors as well as strong brand identity through the following activities with respect to our intellectual property:

     Our technology is covered by three U.S. utility patent applications on file in the U.S. Patent and Trademark Office. A Patent Cooperation Treaty (PCT) International Patent Application is also on file. These patent applications claim the benefit of priority of the seven U.S. provisional patent applications listed below and are directed to compositions and methods for alleviating inflammation and oxidative stress in a subject. The earliest filing date for this family is March 23, 2004. If issued, the expected term is through March 23, 2025 assuming there are no term extensions. These patent applications include:

U.S. Provisional Patent Applications

o	U.S. Application Serial Number 60/555,802, filed on March 23, 2004 (expired);

o	U.S. Application Serial Number 60/590,528, filed on July 23, 2004 (expired);

o	U.S. Application Serial Number 60/604,638, filed on August 26, 2004 (expired);

o	U.S. Application Serial Number 60/607,648, filed on September 7, 2004 (expired);

o

Provisional Patents expire when actual filing of Application occurs, or within 12 months, whichever occurs first. All expirations above were filed within the 12 months resulting in no forfeiture of either Priority Date or rights to Intellectual Property;

o	U.S. Application Serial Number 60/610,749, filed on September 17, 2004 (expired);

o	U.S. Application Serial Number 60/643,754, filed on January 13, 2005; and

o	U.S. Application Serial Number 60/646,707, filed on January 25, 2005.

U.S. Utility Patent Applications

o	U.S. Application Serial Number 11/088,323, filed on March 23, 2005 and claiming the benefit of priority to all the above-referenced U.S. provisional patent applications.

o

U.S. Application Serial Number 11/216,313, filed on August 31, 2005 and claiming the benefit of priority of U.S. Application Serial Number 11/088,323, filed on March 23, 2005 as well as all the above-referenced U.S. provisional patent applications.

o

U.S. Application Serial Number 11/216,514, filed on August 31, 2005 and claiming the benefit of priority of U.S. Application Serial Number 11/088,323, filed on March 23, 2005 as well as all the above-referenced U.S. provisional patent applications.

We do not anticipate final grant or denial of the above-referenced U.S. utility applications prior to April 2007.

PCT International Patent Applications

o

PCT Application Serial Number PCT/US2005/009783, filed on March 23, 2005 and claiming the benefit of priority to all the above-referenced U.S. provisional patent applications. This application is scheduled for National Phase filing on or before September 23, 2006.

     Trademark. We have applied for protection of the PROTANDIM™ trademark in the U.S., Canada, Japan and European Community. PROTANDIM® is listed on the Principal Register of the U.S. Trademark Office as U.S. Reg. No. 2,999,080. Common law rights are also in force. We do not anticipate the final grant or denial of the Canadian and European Community applications for PROTANDIM™ prior to July 2007. We do not anticipate the final grant or denial of the Japanese applications for PROTANDIM™ prior to February 2006.

Governmental Approval and Regulations

     The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of Protandim™ are subject to regulation by federal agencies, including the FDA, the FTC, and also by various federal, state and local agencies. In particular, although the Company is not currently required to obtain FDA approval to sell Protandim™, the FDA, pursuant to the FFDCA, which includes the DSHEA, primarily regulates the formulation, manufacturing, packaging, and labeling of the product, while the FTC primarily regulates the advertising and marketing of the product.

     Depending on whether a potential product is a cosmetic, a dietary supplement, or a drug, different regulatory requirements are required by the FDA prior to the marketing, distribution, and sale of a product. The FFDCA has been amended several times with respect to dietary supplements, in particular by the DSHEA. The DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, the DSHEA defined “dietary supplements” as including vitamins, minerals, herbs, other botanicals, amino acids, and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts, or combinations of such dietary ingredients. Under the DSHEA, a dietary supplement that contains a new dietary ingredient (defined as a dietary ingredient not marketed in the United States before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

     The DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. There can be no assurance that the FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable claim or an unauthorized version of a “health claim.” Such a determination might prevent a company from using the claim.

     The DSHEA also provides that certain “third-party literature,” (e.g. a reprint of a peer-reviewed scientific publication) may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must, among other requirements, not be false or misleading; the literature may not promote a particular manufacturer or brand of dietary supplement; and must include a balanced view of the available scientific information on the subject matter. There can be no assurance, however, that third party literature that Lifeline Therapeutic would like to disseminate in connection with Protandim™ will satisfy each of these requirements, and failure to satisfy all requirements could prevent the use of certain literature or subject Protandim™ to regulation as an unapproved new drug.

     In addition, in June 2002, Congress enacted the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act contained four new requirements with regard to the sale and importation of food products in the United States:

1.	Mandatory registration with the FDA of all food manufacturers.

2.	Prior notice to regulators of inbound food shipments.

3.	Recordkeeping requirements, and grant of access to the FDA of applicable records.

4.	Grant of detention authority to the FDA of food products in certain circumstances.

     We will always be subject to the risk that the FDA may take enforcement action against us for one or more violations of the FFDCA. We have to comply with the FFDCA, including the DSHEA, and all applicable FDA regulations. Any incidents of alleged non-compliance may result in time-consuming and expensive defense of our activities. That enforcement action could be in the form of a warning letter that informs us of alleged violations, such as selling a misbranded product, an adulterated product, or an unapproved new drug. Although we would be entitled to take corrective action in response to any such warning letter, the fact that a warning letter has been issued to us from the FDA would be made available to the public. That information could affect our relationship with our vendors and consumers. The FDA could also initiate many additional types of enforcement actions that would be far more detrimental to our business than the issuance of a warning letter. Because we are not required to submit all product labeling to the FDA before we sell our dietary supplement products we cannot give any assurance that FDA enforcement action will not occur.

     Advertising of products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTC Act”). Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all express and implied product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products. In particular, because we have emphasized the scientific effort in developing Protandim™ and are carrying out tests to determine the benefits to human beings, our advertising claims will likely be required to comply with the stringent FTC substantiation standard of “competent and reliable scientific evidence” for every material express and implied claim. The FTC routinely reviews advertising and websites to identify significant questionable advertising claims and practices, and competitors often inform the FTC when they believe other competitors are violating the FTC Act. If the FTC initiates an investigation to determine the support for a claim, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Such an investigation: (i) may be very expensive to defend, (ii) may be lengthy, and (iii) may result in adverse ruling by a court, administrative law judge, or in a publicly disclosed consent decree.

     Our telemarketing activities must comply with the Federal Trade Commission’s Telemarketing Sales Rule, 16 CFR Part 310, and additional telemarketing and marketing statutes and regulations of the FTC and states. Because these activities, in general, are presently very much in the “public eye” and because it is difficult or challenging to ensure compliance with these laws and regulations by the individuals who actually make and receive such calls, there is a risk that we could be the subject of investigation and other enforcement activities that may be brought by the Federal Trade Commission and state agencies.

     In addition to federal regulation in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising and each state has enacted its own food and drug laws. We may receive requests to supply information regarding our sales or advertising to regulatory agencies. We remain subject to the risk that, in one or more of our present or future markets, our products, sales and advertising could be found not to be in compliance with applicable laws and regulations. Failure by us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. In addition, these laws and regulations could affect our ability to enter new markets.

     In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as the DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals, or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could, however, require reformulation of products to meet new standards, recalls or discontinuances of products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have a material adverse effect on us.

Employees

     As of June 30, 2005, we had six (6) employees, including three officers and an administrative assistant. We outsource our sales order call center, manufacturing and distribution operations to minimize the number of employees we have. We may in the future hire a few additional employees for marketing and customer service, but we have not taken any steps to do so at the present time.

ITEM 2 - PROPERTIES

Corporate Office

     In August of 2005, we entered into a 36 month lease for Suite 1970 of 6400 S. Fiddler’s Green Circle, Denver, Co 80111. The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents of $9,560 from December of 2005 through July of 2006, $9,799 from August 2006 through September of 2007 and $10,038 from August 2007 through July 2008. Associated with this lease, the Company also tendered a $30,144 security deposit which will be returned to the Company, in thirds, at the beginning of the thirteenth, twenty-fifth and at thirty-six (36) months, provided the Company does not breach any covenant set forth in the lease.

Warehouse Facility

     We currently have a warehouse facility agreement with Allied Vaughn, pursuant to which we lease warehouse space from them in their climate-controlled warehouse at 14135 E. 42nd Avenue, Suite 60, Denver Colorado 80239.

Development Lots

     Description. Until November 10, 2004, Lifeline Therapeutics owned 91 “development lots” in Lawrence, Colorado. Management evaluated those properties and determined that the total value of these lots was not greater than $25,000 if we were able to sell the lots. In November 2004, we consummated an agreement with a shareholder and creditor, Donald Smith, by which Mr. Smith canceled indebtedness owed to him by Lifeline Therapeutics of about $20,000 in exchange for a quitclaim deed conveying those lots to him. Mr. Smith also assumed any environmental liability to which the property might be subject.

     Risk of Environmental Liabilities. Lifeline Therapeutics owned mining properties in the Yaak River mining district of Montana from approximately 1993 until 1999. Lifeline Therapeutics maintained these mining properties pursuant to Montana law, but never conducted any mining operations or ore processing at these mining properties. Prior to completing the Reorganization, Lifeline Nutraceuticals’ management and consultants reviewed the records of Lifeline Therapeutics’ prior ownership and certain publicly available records relating to the properties. Based on that review, management does not believe that the former ownership of these mining properties by Lifeline Therapeutics created any likely environmental liability for Lifeline Therapeutics under existing federal and state laws.

     However, we understand that the State of Montana Department of Environmental Quality (“DEQ”) is aware of the former Montana properties as having residues from past mining, but we also believe that the DEQ does not consider these remote properties as a high priority. Since DEQ funding is limited, the DEQ is able to address only a few high priority properties. It is likely to be many years, if ever, before the DEQ would review these properties. Also, it is more likely any mining residues would be addressed under a separate DEQ program funded by the federal Surface Mining Control and Reclamation Act, which simply resolves any residual environmental problems at mine sites and does not pursue owners or former owners, as might be the case under the Montana state cleanup laws. Since we have not performed on-site environmental studies to evaluate any environmental circumstances of these former properties, there remains a risk that there may be material environmental liabilities associated with our former property interests in Montana for which we may be liable, however we cannot provide a reasonable estimate of such risk.

     We are not aware of any potential for environmental liabilities on the 91 lots we owned in Lawrence, Colorado.

ITEM 3 - LEGAL PROCEEDINGS

     There are no legal proceedings pending against or involving the Company.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 5, 2004, our common stock has been traded on the OTC Bulletin Board in the United States, under the symbol “LFLT.” Prior to October 5, 2004 our common stock was traded on the OTC Bulletin Board under the symbol “YAAK.” Our common stock first began trading in the first quarter of our 1992 fiscal year.

     The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prices before October 5, 2004, have been adjusted to reflect the one for 68 reverse stock split accomplished on that date. (Our fiscal year-end is June 30th.)

	2005		2004
	High	Low	High	Low
First Quarter	$1.36	$0.68	$1.36	$0.00
Second Quarter	$4.00	$2.55	$1.02	$0.68
Third Quarter	$10.60	$2.70	$0.68	$0.00
Fourth Quarter	$20.25	$4.00	$1.36	$0.00

     As of June 30, 2005, we had 269 shareholders on record and 22,117,992 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.

     We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

     On May 13, 2005, we offered our director of marketing options to acquire 50,000 shares of its common stock at an exercise price of $2.50 per share, exercisable through May 31, 2008. The effective date of these options was the later of her acceptance of the options or her commencement of employment. Her start date was May 23, 2005, and she accepted the options as of that date. There was no underwriter involved in the transaction, and the options were issued pursuant to the exemption from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

     Pursuant to the agreement with Tatum CFO Partners, LLP dated August 5, 2005 concerning our interim Chief Executive Officer discussed below in “Item 10 – Executive Compensation; Employment Agreements,” we issued the following warrants: (i) warrants to purchase 936 shares of our common stock to Brenda March and warrants to purchase 234 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted trading price of our common stock for each Friday of June 2005, (ii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted trading price of our common stock for each Friday of August 2005, and (iii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted trading price of our common stock for each Friday of September 2005. There was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On October 5, 2005, pursuant to an independent contractor agreement with Robert Sgarlata Associates, Inc., we issued options to purchase 3,000 shares of our common stock with an exercise price of $5.10 per share. There was no underwriter involved in the transactions, and the options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The statements contained in this report that are not purely historical are forward-looking statements. “Forward looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward looking statements include: statements regarding future products or products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

     This management’s discussion and analysis discusses the financial condition and results of operation of Lifeline Therapeutics and its wholly-owned subsidiary, Lifeline Nutraceuticals. As described above, we completed the Reorganization in October 2004 and acquired the remaining minority interest in Lifeline Nutraceuticals in March 2005. As a part of the Reorganization, Lifeline Therapeutics also assumed all debt and common stock purchase warrants of Lifeline Nutraceuticals. As a result of the Reorganization, our fiscal year end became June 30.

     For legal purposes, Lifeline Therapeutics acquired Lifeline Nutraceuticals and now owns 100% of the common stock of Lifeline Nutraceuticals. However, for financial accounting purposes, Lifeline Nutraceuticals is treated as the acquiring company in a “reverse acquisition” of the company that is now known as Lifeline Therapeutics and that is the parent of Lifeline Nutraceuticals. As a consequence of the “reverse acquisition” treatment, our financial statements as of June 30, 2005 are those of Lifeline Nutraceuticals from its inception through June 30, 2005 and Lifeline Therapeutics since the date of the reverse merger.

     Lifeline Nutraceuticals’ audited financial statements at June 30, 2004 expressed substantial doubt about our ability to continue as a “going concern.” At that time, we had only a limited amount of other assets and no capital commitments. It was our concern at the time that the effects of these conditions could easily cause our bankruptcy. Since then, we have raised and repaid or converted into common stock a significant amount of bridge financing, we raised a net of approximately $4,400,000 in a private placement to accredited investors only, and we have commenced sales of our product. We believe, therefore, that circumstances exist that will permit us to generate revenues from sale of our product. Ultimately, however, our ability to continue to finance our operations and research and development efforts, as well as profitability, will depend on our ability to generate sufficient revenue from the sales of our sole product, Protandim™.

     Because of the Reorganization and our financing activities in the second, third and fourth quarters of our 2005 fiscal year, we believe that the financial condition and operational results set forth in the financial statements for the year ended June 30, 2004 provide little basis for comparison with the financial statements for the year ended June 30, 2005. During the 2004 period, Lifeline Nutraceuticals was engaged in organizational activities and raised only a nominal amount of financing necessary to continue its organizational activities. During the year ended June 30, 2005, Lifeline Nutraceuticals and then Lifeline Therapeutics was able to engage in much greater activities because of the greater amount of funds available. Activities during the 2005 period went far beyond organizational activities and included the Reorganization, commencement of manufacturing and marketing operations, hiring additional employees, and commencing sales.

Material Changes in Financial Condition – Year ended June 30, 2005 as compared to the Year ended June 30, 2004

     We generated revenues of $2,353,795 during the year ended June 30, 2005 and no revenue during the same period in 2004. Cost of sales were $393,551 for the year ended June 30, 2005, resulting in a gross margin of $1,960,244. During the year ended June 30, 2005, our working capital was provided by bridge financing loans which totaled $2,954,000, while we received $390,000 for working capital from convertible notes and bridge financing loans during our 2004 fiscal year. Substantially all of these notes were converted to common stock during 2005. In addition, we raised approximately $4,400,000 through the sale of common stock and warrants during 2005.

     Our expenditures during fiscal 2005 were primarily made for payroll, operating expenses, professional fees, continuing research and development, raw material acquisition and product manufacturing for the prospective marketing and sale of our product Protandim™, advertising, and services required to complete the Reorganization and to obtain additional financing.

     During 2004, our expenditures consisted principally of organizational activities, including general and administrative expenses, payroll, and legal and professional fees.

     Total operating expenses recognized during the year ended June 30, 2005 were approximately $4,045,000 as compared to operating expenses of about $434,000 during the same period of 2004. We were much more active and had more funds available during the year ended June 30, 2005 as we completed the Reorganization and started production and marketing efforts for our Protandim™ product. Furthermore, we began to increase our staff and production expenses during the six months ended June 30, 2005 as we had more funds available and anticipated commencing our product marketing operations.

     On November 19, 2004, the board of directors authorized the issuance of 200,000 shares of our Common Stock to Lifeline Orphan Foundation. The closing price of our Common Stock that day was $3.25 and, accordingly, we recognized an expense in our condensed consolidated statement of operations for the year ended June 30, 2005 of $650,000. We recognized no similar expense during our 2004 fiscal year.

     There were two other significant expenses that we recognized during our year ended June 30, 2005. Interest expense and amortization of debt costs during the year ended June 30, 2005 were approximately $3,296,000 and $417,000 respectively, as compared to interest expense and amortization of debt costs of approximately $17,700 and $1,800 respectively during 2004. Our interest expense increased so significantly during 2005 because of the significant amount of bridge loans received during the year ended June 30, 2005 ($2,954,000) as compared with $390,000 of convertible debt during the same period of 2004. Amortization of the significant discounts assigned to these bridge notes in 2005 also attributed to this increase in interest expense.

     As a result of our low sales level (product launch in the second half of the fiscal year) compared to our operating and interest expenses, we incurred a significant net loss of approximately ($5,822,000) for the year ended June 30, 2005 compared a loss of approximately ($453,000) for the same period in 2004.

     We believe that the factors set forth below will have a greater impact on our future operations than the factors that affected our results of operations for the year ended June 30, 2005:

o	the Reorganization occurred on October 26, 2004 and should not result in future costs;
o	we commenced sales of our product, Protandim™ with only five months remaining in the fiscal year; and
o	in April and May 2005, we repaid or converted to common stock all our bridge financing and convertible debt, and thereby reduced our ongoing debt service.

     Our ability to finance future operations will depend, in part, on our existing liquidity (discussed in more detail below) and ultimately our ability to generate revenues and profits from operations. At this time, we believe that Lifeline Therapeutics has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim™. Nevertheless, we cannot offer any assurance that even if we do generate revenues at increasing levels the revenues generated will be greater than the expenses incurred. These results will depend on the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and the other costs, including corporate overhead, which we will be incurring during that period of time.

Liquidity and Capital Resources.

     During the year ended June 30, 2005, we used approximately $2,913,000 of cash in operations as compared to approximately $289,000 during the same period of 2004. Our increased negative cash flow from operations during fiscal 2005 was a result of the deposits with the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing process, payroll and related expenses, legal and professional fees, and general and administrative expenses. These increased operations were made possible because of the greater amount of funds that were available to us during the year ended June 30, 2005.

     We had a $6,801,000 increase in cash provided by financing activities during the 2005 year as compared to an increase of $358,000 during the 2004 year. This was primarily due to approximately $2,954,000 received from notes payable and $4,400,000 net proceeds from the sale of common stock and warrants, offset by approximately $401,000 in debt issuance costs and $160,000 repayment of loans.

     During the year ended June 30, 2005, we used approximately $553,000 in investing activities, primarily for patent costs (about $102,000), for a non-compete agreement (approximately $250,000), and for the purchase of equipment and software (about $200,000). During the same period in our 2004 fiscal year we used approximately $19,000 in investing activity, substantially all for the purchase of equipment.

     We had working capital at June 30, 2005 of approximately $5,167,000 as compared to a working capital deficit of approximately ($322,000) at June 30, 2004. Our working capital at June 30, 2005 is a result of the following:

     On April 18, 2005 we issued securities in a private placement in exchange for $2,659,000 in cash, $2,469,536 in cancellation of bridge loans, and the redemption of $240,000 face value notes. From a portion of the cash proceeds, we paid an investment banking firm $275,471 in commissions and a $75,000 non-accountable expense allowance.

     On May 16, 2005, we completed a second closing of the sale of securities from a private placement. We received gross proceeds of $2,326,627 in cash and $544,836 in exchange of indebtedness into common stock from accredited investors holding bridge loan financing notes. From a portion of the cash proceeds, we paid an investment banking firm $232,663 in commissions.

     In addition to the commissions discussed above for the private placements in April and May 2005, we also paid a finders fee to a third party of $140,000 and warrants to purchase 409,281 of common stock to placement agents.

     After payment of the expenses of the April and May 2005 private placements, we received net proceeds of approximately $4,400,000.

Going Concern

     As discussed above, our audited financial statements at June 30, 2004 expressed substantial doubt about our ability to continue as a “going concern.” Since then, we have raised and repaid a significant amount of bridge financing and we have commenced sales of our product on a limited basis.

     We believe, therefore, that the circumstances exist that will provide sufficient working capital to meet our cash requirements through at least June, 30, 2006 and to permit us to pursue our business plan. Ultimately, however, our ability to continue to finance our operations, including our research and development efforts, as well as to reach profitability, will depend on our ability to generate sufficient revenue from the sales of our sale product, Protandim™.

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

     Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2% of sales.

     We offer a 30-day, money back unconditional guarantee to all customers. As of June 30, 2005, substantially all orders shipped were subject to the money back guarantee, and through July 31, 2005, approximately $48,000 was returned by customers. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. We established our allowance for product returns of $48,000 on June 30, 2005. We have no relevant historical data on product returns before June 30, 2005, as we did not have sales activity prior to the second half of fiscal 2005.  To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

     Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence will be maintained and will be based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We had no reserve for obsolete inventory as of June 30, 2005 because our product and raw materials have a shelf life of 3 years and all product and raw materials were bought in the second half of fiscal 2005.

     Revenue Recognition. The Company ships substantially all of its product by United Parcel Service (UPS) and receives substantially all payments in the form of credit cards.  The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers.  After 30 days the Company does not refund customers for returned product.  The Company has experienced monthly returns approximating 2% of sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when product is in the hands of UPS.

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

     Research and Development Costs. We have expensed all of our payments related to research and development activities.

Recently Issued Accounting Standards

     In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings per Share,” issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. As a result of our net loss in fiscal year 2005, the inclusion of the potential shares underlying the debt instruments would be antidilutive and, as such, were excluded from the diluted earnings per share calculation.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don’t believe the adoption of SFAS 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record stock option expense in our financial statements based on a fair value methodology. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and the method and timing of adoption.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don’t believe the adoption of SFAS 153 will have a material impact on our financial statements.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for our fiscal year beginning May 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Risk Factors

     An investment in and ownership of our common stock is one of high risk. You should carefully consider each of the following risk factors and all of the other information provided before purchasing our common stock. The risks described below are those we currently believe may materially affect us. The future development of Lifeline Therapeutics and its technology is and will continue to be dependent upon a number of factors. You should consider the following information as well as the more detailed information concerning Lifeline Therapeutics and its subsidiary contained elsewhere in this Form 10-KSB. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.

Risk Factors Relating to the Company, its Lack of Operations, and its Financial Condition

The Company has a lack of operating history and lack of revenues from operations.

     We did not generate any significant revenues until the last six months of fiscal 2005. For the fiscal years ended June 30, 2004 and 2005 we generated revenues of $ 0 and $2,353,795, respectively. Although Lifeline Nutraceuticals incorporated in July 2003, and even though we have expended in excess of $4,400,000 on research and development activities and overhead expenses since July 2003, we do not have any significant operating history. We commenced sales of our only product Protandim™ in February 2005, and for the fiscal year ended June 30, 2005 we incurred a net loss of $5,822,397.

There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.

     As a result of the funds available from the completion of our recent private placement of Common Stock, we will substantially increase the scale of our operations. This increase in scale and expansion of our operations will result in higher operating costs. If we are unable to generate revenues that are sufficient to cover our increased costs, our results of operations will be materially and adversely affected. In addition, we may experience periods of rapid growth, including increased staffing levels. Any such growth will place a substantial strain on our management, operational, financial and other resources, and we will need to train, motivate and manage employees, as well as attract sales, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse effect on our business, financial condition and results of operations.

Government regulators and regulations could adversely affect our business.

     The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of our product, as well as other dietary supplements, are subject to regulation by a number of federal, state, and local agencies, including but not limited to the Federal Food and Drug Administration (FDA) and the Federal Trade Commission (FTC). These agencies have a variety of procedures and enforcement remedies available to them, including but not limited to:

o	Initiating investigations;
o	Issuing warning letters and cease and desist orders;
o	Demanding recalls;
o	Initiating adverse publicity;
o	Requiring corrective labeling or advertising;
o	Requiring consumer redress and/or disgorgement;
o	Seeking injunctive relief or product seizures;
o	Initiating judicial actions; and
o	Imposing civil penalties or commencing criminal prosecution.

Federal and state agencies have in the past used these types of remedies in regulating participants in the dietary supplement industry, including the imposition by federal agencies of monetary redress in the millions of dollars. In addition, adverse publicity related to dietary supplements may result in increased regulatory scrutiny, as well as the initiation of private lawsuits.

     Our failure to comply with applicable laws could subject us to severe legal sanctions that could have a material adverse effect on our business and results of operations. Specific action taken against us could result in a material adverse effect on our business and results of operations. Additionally, a state could interpret claims presumptively valid under federal law as illegal under that state’s regulations.

Future laws or regulations may hinder or prohibit the production or sale of our products.

     We may be subject to additional laws or regulations in the future, such as those administered by the FDA, FTC, or other federal, state, or local regulatory authorities. Laws or regulations that we consider favorable may be modified or repealed. Current laws or regulations may be interpreted more stringently. We are unable to predict the nature of such future laws, regulations or interpretations, nor can we predict what effect they may have on our business. Possible effects or requirements could include, but are not limited to, the following:

o	The reformulation of products to meet new standards;
o	Additional ingredient restrictions;
o	Additional claim restrictions;
o	The recall or discontinuance of products unable to be reformulated;
o	Imposition of additional good manufacturing practices and/or record keeping requirements;
o	Expanded documentation of the properties of products; and
o	Expanded or different labeling or scientific substantiation.

Any such requirements could have material adverse effects on our business or results of operations.

Unfavorable publicity could materially hurt our business and the value of your investment.

     We are highly dependent upon consumers’ perceptions of the safety and quality of our products, as well as products distributed by other companies. Future scientific research or publicity may not be favorable to our industry or any particular product, or consistent with earlier research or publicity. Future reports or research that are perceived less favorably or that question such earlier research could have a material adverse effect on use. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, we may be unable to counter the effects of negative publicity concerning the efficacy of our product. Adverse publicity could also increase product liability exposure.

We are and will continue to be subject to the risk of investigatory and enforcement action by the FTC, which could have a negative impact upon the price of our stock.

     We will always be subject to the risk of investigatory and enforcement action by the FTC based on our advertising claims and marketing practices. The FTC routinely reviews product advertising, including websites, to identify significant questionable advertising claims and practices. The FTC has brought many actions against dietary supplement companies based upon allegations that applicable advertising claims or practices were deceptive and/or not substantiated. If the FTC initiates an investigation, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Such an investigation: (i) may be very expensive to defend, (ii) may be lengthy, and (iii) may result in an adverse ruling by a court, administrative law judge, or in a publicly disclosed consent decree.

Worsening economic conditions may adversely affect our business.

     The demand for dietary supplements tends to be sensitive to consumers’ disposable income, therefore a decline in general economic conditions may lead to our consumers having less discretionary income with which to purchase such products. This could cause a reduction in our projected revenues and have a material adverse effect on operating results.

Our business is susceptible to product liability claims, which could adversely affect our working capital, shareholders’ equity and profitability.

     The manufacture and sale of any product for human consumption raises the risk of product liability claims if a customer alleges an adverse reaction after using the product. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, or sales process. Even with the product liability/completed operations insurance we have obtained, there will be a risk that insurance will not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products.

We have no manufacturing capabilities and we are dependent upon other companies to manufacture our product.

     We are dependent upon our relationship with an independent manufacturer to fulfill our product needs. We currently only use one manufacturer for the manufacturing process for our product. Our ability to market and sell our product requires that the product be manufactured in commercial quantities and in compliance with applicable federal and state regulatory requirements. In addition, we must be able to manufacture our product at a cost that permits us to charge a price acceptable to the customer while also accommodating any distribution costs or third-party sales compensation. If our current manufacturer is unable for any reason to fulfill our requirements, or seeks to impose unfavorable terms, we will have to seek out other contract manufacturers. Competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.

We have a risk of environmental liabilities due to our past operations and property ownership.

     Because of our prior ownership of mining properties in Montana and residential lots near the mining town of Victor, Colorado, there is a risk that a governmental agency or a private individual may assert liability against us for violation of environmental laws.

Risks Related to Intellectual Property and Obsolescence

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.

     We have attempted to protect Protandim™ through a combination of trade secrets, confidentiality agreements, patents and other contractual provisions. Our technology is covered by three U.S. utility patent applications on file in the U.S. Patent and Trademark Office. A Patent Cooperation Treaty (PCT) International Patent Application is also on file. These patent applications claim the benefit of priority of seven U.S. provisional patent applications. Even considering our existing patents and any others that we may apply for, patents only provide a limited protection against infringement, and patent infringement suits are complex, expensive, and not always successful. William Driscoll and Paul Myhill, the original inventors, have assigned all patent filings to Lifeline Nutraceuticals and the assignment has been filed with the United States Patent and Trademark Office.

If we do not continue to innovate and provide products that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

     Scientists, research institutions, and commercial institutions are making advances and improvements in nutritional supplements and issues relating to oxidative stress and aging very quickly both domestically and internationally. It is possible that future developments may occur, and these developments may render Protandim™ non-competitive. We believe that our future success will depend in large part upon our ability to develop, to commercialize, and to market products that address issues relating to aging and oxidative stress, and to anticipate successfully or to respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot guarantee that our continuing development efforts will be successful. In the future, we may face substantial competition, and we may not be able to compete successfully against present or future competitors.

If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

     Our proprietary information is critically important to our competitive position and is a significant aspect of the products and services we provide. We generally enter into confidentiality or non-compete agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, these strategies may not be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

Risk Factors Relating to our Common Stock

Our management and larger stockholders exercise significant control over our Company and may approve or take actions that may be adverse to your interests.

     As of September 30, 2005, our named executive officers, directors, and 5% stockholders beneficially owned approximately 64% of our voting power. For the foreseeable future, to the extent that our current stockholders vote all their shares in the same manner, they will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they will be able to:

o	Control the composition of our board of directors;
o	Control our management and policies;
o	Determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and
o	Act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other stockholders.

Our common stock could be classified as penny stock and is extremely illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.

     Our Common Stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3a-51 definition of a penny stock and have our common stock considered to be a “penny stock,” with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered “penny stock” if our net tangible assets exceed $5,000,000 or our average revenue is at least $6,000,000 for the previous three years.

     The average daily trading volume of our Common Stock on the over-the-counter market was approximately 24,000 shares per day over the three months ended June 30, 2005. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Forward Looking Statements May Prove to be Inaccurate

     In management’s effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

     The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lifeline to be different from any future results, performance and achievements expressed or implied by these statements.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on the future results of Lifeline.

ITEM 7 – FINANCIAL STATEMENTS

     The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A – CONTROLS AND PROCEDURES

     As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

     Not applicable.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table identifies the directors and executive officers of Lifeline Therapeutics, Inc.

Name	Age	Positions Held	Beginning of Term of Service
Brenda March	40	Interim Chief Executive Officer	July 2005
William Kutney	48	Chief Financial Officer, Secretary, and Treasurer	May 2005
Paul R. Myhill	37	Director, Vice President, and Member of the	October 2004
		Executive Committee
Joe M. McCord, Ph.D	59	Director of Science of Lifeline Nutraceuticals	April 2004
H. Leigh Severance	67	Director and Member of the Executive Committee	January 2005
Javier W. Baz	52	Chairman of the Board of Directors and Member of the	February 2005
		Executive Committee
James J. Krejci	63	Director and Member of the Executive Committee	April 2005
James D. Crapo	62	Director	April 2005
William L. Lister	61	Director	August 2005
John B. Van Heuvelen	59	Director	August 2005

     The Directors serve one year terms or until their successors are elected. We do not have standing audit, nominating or compensation committees of the board of directors or committees performing similar functions, and as a result the board of directors has not yet made a determination as to whether there is at least one audit committee financial expert serving on its audit committee. All such functions have been by the board of directors as a whole, although the board of directors has delegated decisions relating to the compensation of senior management to the executive committee. It is currently intended that the board of directors will create audit, nominating and compensation committees in the near future.

     The board of directors has appointed an executive committee consisting of Messrs. Severance, Myhill, Baz and Krejci.

     The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

     Brenda March became interim Chief Executive Officer of the Company on August 5, 2005, effective July 19, 2005. Ms. March has been working with the Company as a consultant since May 7, 2005. Ms. March has over twenty years experience in financial and operational roles. Brenda has been a partner with Tatum CFO Partners, LLP (“Tatum”) since January 2004 and has held assignments with various clients. Prior to joining Tatum, Ms. March worked for Cochlear Americas, Inc., a subsidiary of Cochlear Limited, a publicly held company in Australia. At Cochlear, Ms. March served as Chief Financial Officer from 1998-2000, V.P. Customer Care from 2000-2002 and V.P. Commercial Development from 2002-March 2004. Ms. March holds a B.S. degree in Accounting from Bryant College, a M.B.A. from University of Hartford, and a M.A. in Economics from Trinity College.

     William Kutney, C.P.A., became Chief Financial Officer of the Company in August 2005. Prior to that he served as the Company’s treasurer and assistant secretary since May 2005. From 1998 until just prior to joining Lifeline Therapeutics, Mr. Kutney served as the Vice President-Controller and CFO of ISI Commercial Refrigeration (“ISI”). His tenure at ISI included preparing the company for sale to a private investment company and the harmonious transition from both former ownership and the replacement of a retiring CEO. From 1993 to 1998, Mr. Kutney was the Controller of Investment Resource Management, L.P., a wholly owned subsidiary of Safety Kleen, Inc. He also spent five years at KPMG Peat Marwick’s Audit Department in Dallas.

     Paul R. Myhill became director and vice president in July 2003, and of Lifeline Therapeutics upon completion of the Company’s reorganization in October 2004. During Mr. Myhill’s tenure as vice president, he has also served as chief financial officer and secretary of the Company. Mr. Myhill received his BBA in honors business and finance from the University of Texas at Austin in 1989 and subsequently received his MBA in marketing and management from the University of Texas in 1990. As a self-employed entrepreneur and consultant since 1989, he has been involved in planning, funding, and launching business ventures. During that period, he has led five different business ventures that all required significant capital investment and bottom-line management. Mr. Myhill’s specialization is in the area of business and product marketing. He is the former owner of an advertising and media placement agency, USAboards, Inc., co-owner of a financial public relations firm, Fair Market Value, LLC, and founder and President of NABO, Inc., a specialty distribution business with multiple warehouse operations. Mr. Myhill has developed and overseen many marketing and product distribution plans. Mr. Myhill has served on corporate boards of privately-held, for-profit and non-profit entities, and presently sits on the Board of Directors for The Invisible Disabilities Advocate of Colorado and serves as its treasurer. In addition to coordinating marketing, Mr. Myhill also handles the humanitarian and community relations for Lifeline Therapeutics. From December of 1998 to April of 2002, Mr. Myhill was Director of Missions at Bent Tree Bible Fellowship and then from April of 2002 to November of 2002 he was Director of Projects at Chinese Children’s Charities. From November of 2002 to September of 2003 he was Pastor of Missions and Membership at Faith Baptist Church.

     Joe M. McCord, PhD, became Lifeline Nutraceuticals’ director of science in April 2004 and remains in that capacity. In 1969, Dr. McCord, together with Irwin Fridovich, discovered Superoxide Dismutase (SOD), spawning an avalanche of research. For this work he and Fridovich were awarded the Elliot Cresson Medal. Previous recipients of the award, founded in 1848, have included Alexander Graham Bell, Orville Wright, Henry Ford, Wernher von Braun, Pierre and Marie Curie, and Andrei Sakharov. Dr. McCord currently serves as the head of the Division of Biochemistry and Molecular Biology at the University of Colorado Health Sciences Center and is Professor of Medicine, Biochemistry, and Microbiology at the University of Colorado Health Sciences Center. In 1997, Dr. McCord received a lifetime achievement award from the Oxygen Society for outstanding contributions to the field of free radical biology and medicine. Dr. McCord has served as President of the International Society of Anti-oxidants in Nutrition and Health (ISANH). He was also the Chairman of the 2nd International Conference on Superoxide Dismutases: Recent Advances and Clinical Applications, which was held at the Institut Pasteur in Paris in 2003. In addition, Dr. McCord has been published in many scientific journals including the highly-respected New England Journal of Medicine. As the discoverer of SOD, preeminent SOD researcher, and author of numerous studies and articles on SOD, Dr. McCord is a highly-regarded expert in the field. His joining of Lifeline Nutraceuticals not only adds industry credibility for our technology, but it also sets the stage for the commercialization of numerous advances in SOD anti-oxidant therapies.

     H. Leigh Severance became a director of Lifeline Therapeutics in January 2005 as the designee of Keating Securities pursuant to Keating Securities contractual right to designate one member of our board of directors. Mr. Severance has been the president of Severance Capital Management, Greenwood Village, Colorado, since founding the firm in 1983. Severance Capital Management is a provider of investment management and research services to partnerships and individual investors. Prior to founding Severance Capital Management, Mr. Severance was a portfolio manager with J.M. Hartwell & Co., Founders Growth Fund, and Cambiar Investors. Mr. Severance is also a member of the board of directors of Ikonics, Inc., a public company located in Duluth, Minnesota that files reports under the Securities Exchange Act of 1934. Mr. Severance received his masters of business administration from the University of Chicago Business School (which he received in 1963).

     Javier W. Baz became a director of Lifeline Therapeutics in February 2005, and has been Chairman of the Board of Directors since July 2005. Mr. Baz is currently a private investor. From January of 1994 through March 2004, Mr. Baz was responsible for several business areas at Trust Company of the West, a Los Angeles, California based investment management firm. Among his responsibilities he was chief investment officer and group head of the firm’s Private Client Services Group, a unit with $7 billion in clients’ assets under management. He also was the chief investment officer for Trust Company of the West’s publicly traded fixed income and equity strategies investing outside of the United States in Europe, Japan, Asia Pacific and Latin America. From 1995 through 2001 Mr. Baz chaired the Trust Company of the West’s committee responsible for overseeing regional allocation of emerging markets and international equity strategies. Before joining Trust Company of the West in 1994, Mr. Baz established Condor Asset Management in Greenwich, Connecticut as a broker-dealer and asset management firm, and worked with Merrill Lynch, First Boston International, McKinsey & Co., and the Mexico City branch of Citibank N.A. Mr. Baz has a bachelor of science degree in economics from the Wharton School of the University of Pennsylvania (which he received in 1976) and a masters of business administration from the Kellogg School at Northwestern University (which he received in 1981).

     James J. Krejci became a director of Lifeline Therapeutics in April 2005. Mr. Krejci is presently serving as the Executive Director of the Epilepsy Foundation of Colorado. Prior to this position he served as Area Director and then Executive Director for the American Diabetes Association from 2002-2004. From 1998-2002, Mr. Krejci was the CEO and Chairman of Comtec International, Inc. Mr. Krejci has additional prior experience in the medical industry with the 3M Company, General Electric Medical Division, and as President of a division of the Becton-Dickinson Company. He also has extensive prior experience in additional high tech and telecommunication startups and turnarounds with Imagelink Technologies, Inc., International Game Technology, and Jones International Ltd./Jones Intercable Inc. Mr. Krejci teaches Marketing Management, Principles of Leadership, Marketing Research and Management Theory and Practice at the University of Phoenix Online Graduate School of Business. He received a B.S in Chemical Engineering and an MBA in Marketing from the University of Wisconsin with the distinction of graduating first in the MBA class.

     James D. Crapo, M.D, became a director of Lifeline in April 2005. Dr. Crapo brings nearly 30 years of experience in the health and science field to his new role. He served as the Chairman of Medicine at the National Jewish Medical and Research Center from 1996 until his recent sabbatical in 2004.

     National Jewish is a top-rated private institution in immunology and allergic diseases and has been rated number one nationally in pulmonary medicine by U.S. News and World Report for the past 7 years. Dr. Crapo maintains a large research program focused on the role of oxidants and anti-oxidants in the causation and treatment of diseases. He was the first scientist to extend Dr. Fridovich and Dr. McCord’s (Director of Science for Lifeline Therapeutics) original discovery of SOD to mammalian models of disease. SOD is the body’s most powerful natural anti-oxidant.

     Prior to coming to National Jewish, Dr. Crapo spent over 15 years as the Chief of the Pulmonary and Critical Care Medicine Division at Duke University Medical Center. Throughout his professional career he has been active in numerous professional societies, including service on the NHLBI Advisory Council and serving as President of the American Thoracic Society and President of the Fleischner Society. Dr. Crapo has authored more than 200 original scientific publications, numerous book chapters and seven textbooks.

      William L. Lister became a director of Lifeline in August 2005. In December 2004, Mr. Lister retired from Roche Diagnostics Corporation, where he had been Senior Vice President and General Manager of Patient Care since 1997. While at Roche Diagnostics Corporation he oversaw U.S. diabetes monitoring, insulin pump and point of care diagnostics businesses, along with the global Drugs of Abuse business unit. Prior to Roche Diagnostics Corporation, Mr. Lister spent 10 years with Boehringer Mannheim Corporation and worked for Eli Lilly from 1973 until 1986 in various positions, including Director of Market Research for the Pharmaceutical Division. Mr. Lister is currently a member of the Board of Directors of the American Diabetes Association Research Foundation and the Indiana Health & Educational Facility Financing Authority, as well as a member of the Management Resource Board of Linden Life Science, LLC.

     John B. Van Heuvelen became a director of Lifeline in August 2005. Since June 2002, Mr. Van Heuvelen has been a member of the Board of Directors of MasTec, Inc., and he is currently the Chairman of its Audit Committee. Mr. Van Heuvelen spent 13 years with Morgan Stanley and Dean Witter Reynolds in various executive positions in the mutual fund, unit investment trust, and municipal bond divisions, including serving as president of Morgan Stanley Dean Witter Trust Company from 1993 until 1999. Since 1999, Mr. Van Heuvelen has been a private equity investor based in Denver, Colorado. His investment activities have included private telecom and technology firms, where he still remains active.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended June 30, 2005, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except (i) a report on Form 4 filed by Mr. Driscoll on January 18, 2004; (ii) a report on Form 4 filed by Mr. Myhill on June 8, 2005; (iii) a report on Form 4 filed by Mr. Baz on June 8, 2005; (iv) a report on Form 4 filed by Mr. Driscoll on June 10, 2005; (v) a report on Form 4 filed by Dr. Crapo on June 10, 2005; (vi) two reports on Form 4 filed by Mr. Streets on July 15, 2005; and (vii) five reports on Form 4 filed by Mr. Severance on July 22, 2005.

Code of Ethics

     Our Board of Directors is currently in the process of reviewing and finalizing a Code of Ethics that will be applicable to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.

ITEM 10 – EXECUTIVE COMPENSATION

     We did not pay any compensation to our named executive officers prior to the completion of our reorganization in October 2004. Prior to the reorganization, Lifeline Nutraceuticals paid compensation to its executive officers from inception (July 2003) through December 31, 2004. The following table includes all compensation paid to each named executive officer by Lifeline Nutraceuticals or Lifeline Therapeutics during the fiscal years ended June 30, 2005 and June 30, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
					Awards	Payout
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus	($) Other	($) Restricted Awards	Securities Underlying Options & SARs (#)	LTIP Payout	All Other Compensation
William J. Driscoll,	2005	184,500	500	--	--	--	--	--
President & CEO (1)	2004	90,000	--	--	--	--	--	--
Paul R. Myhill,	2005	128,500	55,000	--	--	--	--	--
Vice President	2004	60,000	--	--	--	--	--	--

(1)

On July 1, 2005, William Driscoll resigned from his positions as our president, chief executive officer, member of our executive committee, and member of our Board of Directors in order to pursue other interests. On August 5, 2005, we hired, effective July 19, 2005, Brenda March as interim Chief Executive Officer through Tatum CFO Partners, LLP. Ms. March’s compensation is discussed below under “Employment Agreements.”

Non-Compete Agreements

     On July 1, 2005, we entered into an agreement with Mr. Driscoll pursuant to which Mr. Driscoll agrees not to compete with the business activities of the Company that are in or about any anti-oxidant or anti-oxidant therapies, products or markets, or solicit any of the Company’s customers, vendors, employees, directors, or consultants for a period of three years, and agrees not to disclose or reveal to any person or entity any trade secrets or confidential information of the Company or its subsidiaries. Mr. Driscoll also appoints the Company’s Board of Directors as Mr. Driscoll’s proxy to vote, at the discretion of the Board, the shares of the Company’s series A common stock, beneficially owned by Mr. Driscoll. In exchange for the foregoing, the Company agreed to pay Mr. Driscoll $45,000.00, agreed to continue to pay Mr. Driscoll a salary at his then current salary level for the next fourteen months, and agreed to continue to provide Mr. Driscoll and his family health insurance coverage under the Company’s health insurance plan for the next fourteen months.

Employment Agreements

           On August 5, 2005 the Company entered into an agreement, effective as of August 1, 2005, with Tatum CFO Partners, LLP (“Tatum”) pursuant to which Brenda March would serve as interim Chief Executive Officer of the Company and remain a partner of Tatum. In accordance with this agreement, the Company will pay Ms. March a salary of $1,200 a day, along with warrants to purchase 2,400 shares of common stock of the Company per month of her employment with the Company. The exercise price of the warrants to be issued to Ms. March will have an exercise period of two years, and the exercise price of the warrants will be equal to the volume weighted average trading price for the Company’s common stock for each Friday of the month for which the warrants are due. The Company has no obligation to provide Ms. March with any health or major medical benefits, stock, or bonus payments, however Ms. March will be eligible for any Company employee retirement or 401(k) plan and for vacation and holidays consistent with the Company’s policies that apply to senior management.

           In addition, for the period that Ms. March is the interim Chief Executive Officer, the Company will pay Tatum a fee of $300 a day, along with warrants to purchase 600 shares of common stock of the Company per month, with terms identical to the warrants issued to Ms. March.

           The Company may terminate the agreement with Tatum at any time upon thirty days’ advance written notice. Tatum may terminate the agreement on the same terms and conditions as the Company, except that (i) any notice of termination by Tatum cannot be delivered prior to 30 days before the six-month anniversary of the effective date of the agreement, and (ii) any termination by Tatum cannot be effective before the six-month anniversary of the agreement.

Stock Option Plans

     We have not currently adopted a stock option plan or other form of equity incentive plan, although the board of directors has set aside 3,000,000 shares for future issuance to employees and consultants as options or as stock. We expect to adopt such a plan in the future and submit it to our shareholders for approval.

Compensation of Directors

     Our current policy is to pay a director $30,000 for each full year served as a director of the Company. We have paid each of Messrs. Baz, Severance, and Krejci the sum of $30,000 for their first year of service on our board of directors and $20,000 for their first year of service on the executive committee of the board of directors. We have paid Dr. Crapo the sum of $30,000 for his first year of service on the board of directors.

     On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the board of directors, agreed that Mr. Baz will continue to serve as Chairman of the board of directors from October 1, 2005 through September 30, 2006 with the following compensation (in addition to the cash compensation being paid to him as a director and a member of the executive committee of the board of directors): for each month, Mr. Baz will receive warrants to purchase 10,000 shares of our common stock at an exercise price equal to the volume weighted average trading price of our common stock on the Wednesday of each month that immediately precedes the last Thursday of that month. If that Wednesday is not a trading day, then the exercise price will be equal to the volume weighted average trading price on the first trading day immediately preceding that Wednesday. Each warrant will be issued at the close of business on the trading day on which its exercise price is determined, and it will expire at the close of business on the second anniversary of that trading day.

     ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of September 30, 2005, with respect to each person who owned of record as of that date or is known to Lifeline Therapeutics to own beneficially more than 5% of the outstanding shares of common stock and the beneficial ownership of such securities by each executive officer and director of Lifeline Therapeutics and by all executive officers and directors as a group.

Name and address of beneficial owner	Position with Lifeline Therapeutics	Number of Shares	Percent of Class
Brenda March (1)	Interim Chief Executive	5,736	*
6400 South Fiddler’s	Officer
Green Circle, Suite 1970
Englewood, CO 80111
Paul R. Myhill (2)	Director and Vice President	4,149,890	19%
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111
H. Leigh Severance (3)	Director	1,028,506	4%
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111
Javier W. Baz (4)	Chairman of the Board of	990,725	4%
6400 South Fiddler’s	Directors
Green Circle, Suite 1970
Englewood, CO 80111
James D. Crapo (5)	Director	600,000	3%
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111
James J. Krejci (6)	Director	50,000	*
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111

Name and address of beneficial owner	Position with Lifeline Therapeutics	Number of Shares	Percent of Class
William L. Lister	Director	0	0%
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111
John B. Van Heuvelen (8)	Director	45,792	*
6400 South Fiddler’s
Green Circle, Suite 1970
Englewood, CO 80111
All named executive officers		6,870,649	31%
and directors as a group (eight
persons)
Daniel W. Streets (7)	Shareholder	2,223,591	8%
22130 E. Costilla Drive
Aurora, CO 80016
William J. Driscoll (9)	Shareholder	4,647,896	16%
6367 S. Jamaica Court
Englewood, CO 80111
Dr. Joe McCord	Director of Science of	1,606,800	6%
6400 South Fiddler’s	Lifeline Nutraceuticals
Green Circle, Suite 1750
Englewood, CO 80111

* Less than one percent.

(1)

This consists of (i) warrants to purchase 946 shares of our common stock to Brenda March with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of July 2005, (ii) warrants to purchase 2,400 shares to Brenda March with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of August 2005, and (iii) warrants to purchase 2,400 shares to Brenda March with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of September 2005.

(2)	This includes 999,945 shares owned, 400,000 shares held in trust, 2,249,945 shares held by Mr. Myhill’s wife, and 500,000 shares owned by Lifeline Orphan Foundation, of which Mr. Myhill is a trustee.

(3)

This includes 254,139 shares underlying Bridge Warrants exercisable at $2.00 per share and 279,139 Unit Warrants exercisable at $2.50 per share. Certain of these shares are owned indirectly through his wife or his retirement plan. A Convertible Note was also acquired from a third party aggregating $105,467 (including accrued interest) which was converted to 200,858 shares of Common Stock net of fees to convert.

(4)	This includes 101,699 shares underlying Bridge Warrants exercisable at $2.00 per share and 444,513 Unit Warrants exercisable at $2.50 per share.

(5)	This includes 25,000 Unit Warrants exercisable at $2.50 per share.

(6)	Mr. Krejci is the indirect beneficial owner of these shares, which are held by Race Place Investments Corporation, LLC. Mr. Krejci is the manager of Race Place Investments Corporation, LLC.

(7)

This includes 58,307 shares underlying Bridge Warrants exercisable at $2.00 per share and 58,307 Unit Warrants exercisable at $2.50 per share. This includes shares that Mr. Streets owns jointly with his wife and her separate IRA.

(8)	Mr. Van Heuvelen is the indirect beneficial owner of these shares, which are held by GGV Investors, LLC. Mr. Van Heuvelen is one of three members in GGV Investors, LLC.

(9)

This includes 1,697,946 shares owned, 983,450 shares held in trust, and 1,966,900 shares held by Mr. Driscoll’s wife. This total does not include 590,000 shares that Mr. Driscoll gave to his adult sons and daughter-in-law in November 2004 or 100,000 shares that Mr. Driscoll gifted to the Lifeline Orphan Foundation in December 2004. In April 2005, Mr. Driscoll and his wife entered into indemnification agreements with nine individuals, which offered shares totaling 285,904. By agreement dated July 1, 2005, Mr. Driscoll granted a one-year irrevocable voting proxy to the Company’s board as to all of his shares and agreed to enter into a ten year voting agreement whereby he would vote his shares as directed by the Company’s board.

Equity Compensation Plan Information

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	--	--	--
Equity compensation plans not
approved by security holders	50,000(1)	$ 2.50	0
Total	50,000	$ 2.50	0

__________________

* At June 30, 2005

(1)

On May 13, 2005, Lifeline Therapeutics offered its director of marketing options to acquire 50,000 shares of its common stock at an exercise price of $2.50 per share, exercisable through May 31, 2008. The effective date of these options is the later of her acceptance of the options or her commencement of employment. Her start date was May 23, 2005, and she accepted the options as of that date. There was no underwriter involved in the transaction, and the options were issued pursuant to the exemption from registration contained in Sections 4(2) and 4(6) of the 1933 Act.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since our incorporation in July 2003 we have engaged in a number of transactions which could be considered “related party transactions” because they involved our officers, directors, and their affiliates.

Stock Issuances

     We issued 10,250,000 shares of Lifeline Nutraceuticals’ common stock to Messrs., Driscoll, Myhill, Barber, Micklatcher (Mr. Micklatcher was formerly a director), (Ms) Gannon and Hahn for nominal consideration in August and December 2003 (at Lifeline Nutraceuticals’ organization) at a price of $0.0005 per share. We issued 250,000 shares of our Common Stock to Mr. Parkinson for nominal consideration in August 2003 (at Lifeline Nutraceuticals’ organization) at a price of $0.001 per share.

     We issued an additional 3,500,000 shares of Lifeline Nutraceuticals’ common stock at a price of $0.001 per share to Mr. Myhill in February 2004, an additional 4,300,000 shares at a price of $0.001 per share to Messrs. Driscoll, Myhill, Streets (former Director), Betts and Dr. McCord in May 2004, an additional 1,100,000 shares at a price of $0.001 per share to Mr. Streets (former Director) and Dr. McCord in July 2004 and an additional 4,250,000 shares at a price of $0.001 per share to Messrs. Micklatcher, Streets (former Director), Bradley, Stevenson and Dr. McCord in August 2004. These issuances were completed prior to the Reorganization when we were a privately held company. The above referenced shares totaling 23,650,000 were converted during the Reorganization.

     In November 2004, we issued 200,000 shares to Lifeline Orphan Foundation of which Mr. Myhill is a Trustee.

     In March 2005, we acquired the remaining minority shareholder interest in Lifeline Nutraceuticals by issuing to Michael Barber (the sole minority shareholder) 1,000,000 shares of our Common Stock. We valued the transaction at $9.00 per share based on the then trading price of our stock. Mr. Barber also entered into a covenant not to compete with us for which we paid him $250,000.

     Mr. Streets, former Director, (directly and indirectly through his wife’s retirement plan) purchased Bridge Loan Notes aggregating $110,000 and converted that indebtedness in our April private placement offering. Mr. Streets’ brother also participated in the Bridge Loan notes for $60,000 and converted that indebtedness in the April 2005 private placement offering. Mr. Severance (directly and indirectly through his wife and retirement plan) purchased Bridge Loan Notes aggregating $510,000 and acquired Convertible Notes from a third party aggregating $105,467 (including accrued interest). Mr. Severance converted that indebtedness in our May 2005 private placement offering. In addition, he invested $50,000 in the May 2005 private placement offering. Mr. Baz purchased Bridge Loan Notes aggregating $200,000 and converted that indebtedness in the May 2005 private placement offering. In addition, he invested $685,627 in the May 2005 private placement offering. Mr. Crapo invested $50,000 in the May 2005 private placement offering. Mr. Krejci, indirectly through Race Place Investments Corporation, LLC, invested $50,000 in the May 2005 private placement offering. All of these transactions were on the same terms as others per the private placement offering.

Employment Agreements

     Messrs. Driscoll, Myhill and Streets held employment agreements which expired in accordance with their terms on April 15, 2005. Although the agreements were approved by the former (pre-Reorganization) members of Lifeline Therapeutics’ board of directors (each of them were disinterested in all of the employment agreements), it can be argued that the terms of the employment agreement and the amount of compensation were not negotiated at arms’ length.

Indemnification Agreement

     Mr. and Mrs. Driscoll have agreed to indemnify us against certain obligations that Mr. Driscoll may have incurred. Various persons alleged that Mr. Driscoll may have promised to convey to them shares of our Common Stock. We believe that Mr. Driscoll has resolved these claims personally, but the risk exists that these individuals may involve us in an attempt to resolve these issues in or outside of court. As a result, Mr. Driscoll, joined by his wife, has agreed to indemnify and hold us harmless from any such claims.

Lifeline Orphan Foundation

     We have assisted in the establishment of the Lifeline Orphan Foundation of which Paul Myhill is one of three trustees. Mr. Myhill is also an executive officer of Lifeline Nutraceuticals and Lifeline Therapeutics. The other trustees of the Foundation are independent with respect to the Company.

     To capitalize the Foundation, on November 19, 2004, we issued 200,000 shares of our restricted Series A Common Stock to the Foundation. In addition, Mr. Myhill gifted 200,000 shares and Mr. Driscoll 100,000 shares to the Foundation.

ITEM 13 – EXHIBITS

EXHIBITS

Exhibit
Number                                                                       Title

2.01	Plan of Reorganization between Lifeline Nutraceuticals and Yaak River Resources, Inc. dated September 21, 2005 (1)

2.02	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, between Lifeline Therapeutics and Michael Barber (2)

3.01	Articles of Incorporation (4)

3.02	Amendment to Registrant's Articles of Incorporation(5)

3.03	Registrant's Amended and Restated Bylaws (3)

10.01	Form of Unit Warrant Certificate (6)

10.02	Form of Bridge Warrant Certificate (6)

10.03	Form of Placement Agent Warrant Certificate (6)

10.04	Secured Indemnification Agreement dated February 21, 2005 by and among the Company and William J. Driscoll and Rose Mary Driscoll (6)

10.05	Agreement between Registrant and Tatum CFO Partners, LLP dated August 5, 2005

10.06	Agreement between Registrant and William J. Driscoll dated July 1, 2005

21.01	List of subsidiary

31.01	Certification of Interim Chief Executive Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated September 22, 2004 and incorporated herein by reference.

(2)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated March 11, 2005 and filed March 14, 2005, and incorporated herein by reference.

(3)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated October 27, 2004 and filed October 27, 2004 and incorporated herein by reference.

(4)	Filed with Lifeline Therapeutics’ Registration Statement on Form S-18, Registration No. 33-28106 effective July 21, 1989 and incorporated herein by reference.

(5)	Filed with Lifeline Therapeutics’ Annual Report on Form 10-KSB for fiscal year ended December 31, 1992 and incorporated herein by reference.

(6)	Filed with Lifeline Therapeutics’ Registration Statement on Form SB-2, dated June 30, 2005, and incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We dismissed Michael Johnson & Co. LLC as our principal independent accountant on December 30, 2004, and retained Gordon Hughes & Banks LLP as our independent accountant on that date.

Audit Fees

     During our 2005 fiscal year, our former accountant, Michael Johnson & Co. LLC, did not bill us for any audit fees. During our 2005 fiscal year, Gordon Hughes & Banks LLP, our independent accountant, billed us aggregate fees of approximately $13,375 for professional services that the accountant provided for the audit of our annual financial statements, review of the financial statements included in our reports in the SB-2, the 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

     During our 2004 fiscal year, our former accountant, Michael Johnson & Co. LLC, billed us aggregate fees in the amount of approximately $4,500 for professional services that Michael Johnson & Co. LLC provided during our fiscal year 2004 for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-Related Fees

     During our 2005 fiscal year, our independent accountant, Gordon Hughes & Banks LLP, billed us fees in the amount of approximately $19,960 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

     Michael Johnson & Co. LLC, our former independent accountant, billed us fees in the amount of $3,225 during the 2005 fiscal year, and $6,200 during the fiscal year ending 2004 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

     During our 2005 fiscal year, our independent accountants, Gordon Hughes & Banks LLP, billed us fees in the amount of approximately $5,222 for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2004. During our 2004 fiscal year, our independent accountants did not bill us for fees for tax compliance, tax advice, or tax planning.

All Other Fees

     During fiscal year ending June 30, 2005, our independent accountants, Gordon Hughes & Banks LLP billed us fees in the amount of approximately $2,800 for other services. These fees consisted of: (i) $1,050 for services related to discussion concerning aspects of the Sarbanes-Oxley Act of 2002; and (ii) $1,750 for discussions concerning the beneficial conversion features of the bridge notes.

Pre-Approval Practice

     The Company did not have an audit committee for the 2005 fiscal year. The Company’s Board of Directors pre-approves all services performed by the Company’s independent accountants.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE THERAPEUTICS, INC. Colorado corporation By: /s/ Brenda March Brenda March Its: Interim Chief Executive Officer Date: October 13, 2005

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brenda March	October 13, 2005
Brenda March
Interim Chief Executive Officer
(Principal Executive Officer)
By: /s/ William Kutney	October 13, 2005
William Kutney
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)
By: /s/ Javier W. Baz	October 13, 2005
Javier W. Baz
Chairman of the Board of Directors
By: ____________________	_____________
Paul Myhill
Director and Vice President
By: /s/ H. Leigh Severance	October 13, 2005
H. Leigh Severance
Director
By: /s/ William L. Lister	October 13, 2005
William L. Lister
Director
By: /s/ James D. Crapo	October 13, 2005
James D. Crapo
Director
By: /s/ James J. Krejci	October 13, 2005
James J. Krejci
Director
By: /s/ John B. Van Heuvelen	October 13, 2005
John B. Van Heuvelen
Director

LIFELINE THERAPEUTICS, INC.

Index to Financial Statements for June 30, 2005

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2005	F-3
Consolidated Statements of Operations for the years ended June 30, 2005
and 2004	F-4
Consolidated Statement of Stockholders’ Deficit for the year ended
June 30, 2004	F-5
Consolidated Statement of Cash Flows for the year ended June 30, 2004	F-7
Notes to Consolidated Financial Statements	F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lifeline Therapeutics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Lifeline Therapeutics, Inc. as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifeline Therapeutics, Inc. at June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
August 31, 2005

LIFELINE THERAPEUTICS, INC. CONSOLIDATED BALANCE SHEET

June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 3,385,205
Accounts receivable, net	1,020,131
Inventory	219,644
Deposit with manufacturer	991,560
Prepaid expenses	415,806

Total current assets	6,032,346
Property and Equipment, net	200,944
Intangible Assets, net	5,578,830
Other Assets	31,192

TOTAL ASSETS	$ 11,843,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 657,527
Accrued expenses	207,673

Total Current Liabilities	865,200

Stockholders’ Equity
Preferred Stock - par value $.001, 50,000,000 shares
authorized, no shares issued or outstanding	--
Common Stock, Series A -par value $.001, 250,000,000
shares authorized, 22,117,992 and 16,374,946 respectively,
issued and outstanding	22,118
Common Stock, Series B - par value $.001, 250,000,000 shares
authorized, no shares issued or outstanding	--
Additional paid-in capital	17,231,832
Accumulated (deficit)	(6,275,838)

Total stockholders’ equity	10,978,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,843,312

See notes accompanying financial statement.

LIFELINE THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended June 30, 2005 and 2004

	2005	2004
Revenues
Sales, net	$ 2,353,795	$ --
Cost of sales	393,551	--

Gross margin	1,960,244	--
Operating expenses:
Marketing and customer service	923,774	--
General and administrative	2,014,254	421,719
Donation of stock to charity	650,000	--
Stock related compensation	317,500	--
Research and development	37,933	12,000
Depreciation and amortization	101,596	208

Total operating expenses	4,045,057	433,927

Operating (loss)	(2,084,813)	(433,927)
Other income and (expense):
Interest expense	(3,296,427)	(17,736)
Amortization of debt issuance costs	(416,622)	(1,778)
Other (expense)	(30,510)	--
Interest income	10,759	--
Loss on disposal of real estate	(4,784)	--
Net other income and (expense)	(3,737,584)	(19,514)
Net (loss)	$(5,822,397)	$ (453,441)

Loss per share, basic and diluted	$ (0.33)	$ (0.03)

Weighted average shares outstanding,
basic and diluted	17,583,562	16,374,946

See notes accompanying financial statement.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended June 30, 2005 and 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Totals
July 1, 2005 (Inception)	16,374,946	$16,375	$ 207,470	$ --	223,845
Net (loss)	--	--	--	(453,441)	(453,441)
June 30, 2004	16,374,946	16,375	207,470	(453,441)	(229,596)
Issuance of stock for minority interest in
subsidiary at $5.31 per share	1,000,000	1,000	5,309,000	--	5,310,000
Contribution of stock to charity	200,000	200	649,800	--	650,000
Conversion of debt to common stock at $.50 per share	536,080	536	267,504	--	268,040
Rights of beneficial conversion of debt	--	--	920,662	--	920,662
Warrants issued with convertible debt	--	--	2,114,443	--	2,114,443
Proceeds from private placement, net of offering
costs of $583,134	2,499,764	2,500	4,403,177	--	4,405,677
Conversion of debt to common stock at $2.00
per share	1,507,202	1,507	3,012,865	--	3,014,372
Compensation expense associated with
stock option grants	--	--	317,500	--	317,500
Warrants issued for services	--	--	29,411	--	29,411
Net (loss)	--	--	--	(5,822,397)	(5,822,397)

June 30, 2005	22,117,992	$22,118	$17,231,832	$(6,275,838)	$ 10,978,112

See notes accompanying financial statement.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net (loss)	$(5,822,397)	$(453,441)
Adjustments to reconcile net (loss) to net cash (used) by
operating activities:
Depreciation expense	18,264	208
Amortization of non-compete agreement	83,332	--
Amortization of debt discount included in interest expense	3,178,105	7,000
Amortization of debt issuance cost	416,622	1,778
Amortization of stock offering cost	30,510	--
Contributed services	--	79,500
Charitable donation of common stock	650,000	--
Accrued Interest converted to stock	98,412	--
Loss on disposal of real estate	4,784	--
Options issued to employee	317,500	--
Warrants issued for services	29,411	--
Changes in operating assets and liabilities:
(Increase) accounts receivable	(1,020,131)	--
(Increase) inventory	(219,644)	--
(Increase) deposits to manufacturer	(991,560)	--
(Increase) prepaid expenses	(407,993)	(7,813)
(Increase) in other assets	(25,050)	(6,142)
Increase accounts payable	629,309	28,218
Increase accrued expenses	109,638	50,549
Increase accrued interest	7,911	10,736

Net Cash (Used) by Operating Activities	(2,912,977)	(289,407)

Cash (Used) by Investing Activities:
Purchase of equipment	(59,059)	(18,906)
Purchase of third party software	(141,451)	--
Purchase patents	(102,138)	(24)
Payment for non-compete agreement	(250,000)	--

Net Cash (Used) by Investing Activities	(552,648)	(18,930)

Cash Flows from Financing Activities:
Collect subscription receivable	18,400	--
Proceeds from notes payable	--	240,000
Proceeds from bridge loans	2,954,000	150,000
Repayment of bridge loans	(160,000)	--
Proceeds from private placements	4,988,811	--
Payment of stock offering costs	(583,134)	--
Payment of debt issuance cost	(401,400)	(17,000)
Payment of stock offering costs	(15,510)	(15,000)

Net Cash Provided by Financing Activities	6,801,167	358,000

Increase In Cash	3,335,542	49,663
Cash and Cash Equivalents - Beg. of Period	49,663	--
Cash and Cash Equivalents - End of Period	$ 3,385,205	$ 49,663

See notes accompanying financial statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2005 and 2004

	2005	2004
Non Cash Investing and Financing Activities:
Notes payable conversion to stock	$ 268,040	$ --
Bridge notes payable conversion to stock	$ 3,014,372	$ --
Warrant discount on convertible debt	$ 2,114,443	$ 71,555
Beneficial conversion discount on debt	$ 920,662	$ 78,445
Issuance of stock for minority interest in subsidiary	$ 5,310,000	$ --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$ 11,998	$ --
Cash paid for income taxes	$ --	$ --

See notes accompanying financial statements.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Note 1 — Organization and Basis of Presentation:

Lifeline Therapeutics, Inc. (“Lifeline Therapeutics” or the “Company”) was formed under Colorado law in June 1988 under the name “Andraplex Corporation.” The Company amended its name to “Yaak River Resources, Inc.” in January 1992 and to Lifeline Therapeutics, Inc. in October 2004. We are in the business of manufacturing, marketing and selling our product Protandim™ to individuals throughout the United States of America. Subsequent to year end, the Company began selling to retail stores in addition to individuals. The Company’s principal operations are located in Denver, Colorado.

On October 26, 2004, the Company consummated an Agreement and Plan of Organization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation that was formed July 1, 2003, whereby the shareholders of Lifeline Nutraceuticals Corporation exchanged 81% of their outstanding shares of common stock for 15,385,110 Series A common shares of the Company which represented 94% of the then issued and outstanding shares. The Company assumed the obligations of Lifeline Nutraceuticals Corporation note holders as part of the transaction.

For legal purposes, the Company acquired LNC and is the parent company of LNC following the reorganization. However, for accounting purposes, LNC is treated as the acquiring company in a “reverse acquisition” of the Company. As a consequence, the financial statements presented reflect the operations of LNC for the two years ended June 30, 2005 and for the inactive parent only from the date of the acquisition, October 26, 2004. Since the accounting acquiree had no operations, goodwill was not recorded.

For the period from July 1, 2003 (inception) to June 30, 2005, LNC had been in the development stage. LNC’s activities since inception until February 2005 consisted primarily of organizing LNC, developing a business plan, formulation and testing of product and raising capital. In late February 2005, the Company began sales of its product Protandim™ and commences principal planned operations. Accordingly, the Company is no longer in the development stage.

Note 2 — Summary of Significant Accounting Policies:

Going Concern Considerations
To date the Company has incurred significant operating losses. However, in late February 2005, the Company began sales of its product, Protandim™ and from March through May 2005, the Company raised additional equity through the issuance of common stock and warrants. As of June 30, 2005, management believes that it has sufficient liquidity to support continuing operations for at least a twelve-month period. Accordingly, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Consolidation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary Lifeline Nutraceuticals, Inc. All inter-company accounts and transactions between the entities have been eliminated in consolidation.

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Revenue Recognition
The Company ships substantially all of its product by United Parcel Service (UPS) and receives substantially all payment in the form of credit cards. The Company's return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not refund customers for returned product. The Company has experienced monthly returns approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of UPS. An accrual for possible product returns of $48,500 was recorded as of June 30, 2005.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Accounts Receivable
The Company’s accounts receivable consist of credit card receivables. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. The Company is subject to charge-backs, where a credit card customer protests an amount charged to their account. After all attempts to validate the credit card charges are reported to the credit card company, attempts to collect some amounts fail. Once it is determined that an amount will not be collected, the amount is written off against the allowance for doubtful accounts. Based on information available, management believes the allowance for doubtful accounts of $73,764 as of June 30, Error! No document variable supplied. is adequate. Bad debt expense totaled $60,000 for the year ended June 30, Error! No document variable supplied.

Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company's product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of June 30, 2005, inventory consisted of:

Finished Goods	$201,964
Packaging Supplies	17,680

$219,644

Beneficial Conversion Feature of Debt
In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the company recognizes the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid-in capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt. Upon conversion of the debt to equity, any remaining unamortized discount is charged to interest expense.

Earnings per share
Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the periods ended June 30, 2005 and 2004, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.

All share and per share amounts presented for the periods ended June 30, 2004, reflect the 16,374,946 outstanding shares as a result of the October 26, 2004 reorganization.

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2005 and 2004 were $37,933 and $12,000, respectively

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Advertising Costs The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2005 and 2004 were $219,005 and $0, respectively.

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Prepaid Expenses
Prepaid expenses at June 30, 2005 consist of prepaid insurance of approximately $173,000, director’s fees of approximately $117,000, $87,000 in prepaid media spots and approximately $39,000 of other prepaid expenses. These prepaid items have useful lives of one year or less and are being expensed over their useful lives.

Deposit with Manufacturer
At June 30, 2005, the Company had a deposit of $991,560 with its contract manufacturer for the acquisition of raw materials and the production of finished product. Subsequent to year end, the Company was granted the ability to offset balances payable to the manufacturer at June 30, 2005 against the deposit. As of June 30, 2005, the payable to the contract manufacturer was $217,439.

Property and Equipment
Property, software and equipment are recorded at cost. Depreciation of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

Equipment	$ 77,965
Software	141,451
Accumulated depreciation	(18,472)

Property and equipment, net	$ 200,944

Patents
The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. As of June 30, 2005, all patent applications were in process of approval; therefore, there is no amortization expense for the year ended June 30, 2005.

Impairment of Long-Lived Assets
Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Intangible assets consist of:

Goodwill	$5,310,000
Patents	102,162
Non-compete agreement, net	166,668

Intangible assets, net	$5,578,830

Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.

Debt issuance costs
Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt. During 2005, all debt instruments were converted into common stock and the unamortized cost of $275,200 were charged to interest expense.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

Concentration of Credit Risk
Statement of Financial Accounting Standard (“SFAS”) No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company has approximately $2,890,000 with one financial institution in a working capital management account.

Stock-Based Compensation
The Company adheres to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock based compensation to employees and directors under APB No. 25 and utilizes the disclosure-only provisions of FAS No. 123 for any options and warrants issued to these individuals.

The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123(R), beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for the 2005 awards, consistent with the recognition provisions of SFAS No. 123, the effect on the Company’s net loss and loss per share is as stated below..

In the fiscal year ended June 30, 2004 no options were granted.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

In certain circumstances, we issue common stock for invoiced services, to pay creditors and in other similar situations. In accordance with SFAS No. 123, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

Options were granted to an employee during the fiscal year ended June 30, 2005. An adjustment to the net loss for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

		2005	2004
Net (loss):	As Reported	$(5,822,397)	$(453,441)
	Pro Forma	$(5,947,396)	$(453,441)
Basic and diluted
Earnings per Share:	As Reported	$(.33)	$(.03)
	Pro Forma	$(.34)	$(.03)
The fair value of the options granted in fiscal year ended June, 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of 3.73 percent;
2.	dividend yield of 0 percent;
3.	expected life of 3 years; and
4.	a volatility factor of the expected market price of the Company's common stock of 535 percent.

Organization Costs
The Company accounts for organization costs under the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” which requires that all organization costs be expensed as incurred.

Effect of New Accounting Pronouncements
In September 2003, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the current financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment”, which revised Statement of Financial Accounting Standards No. 123 “Accounting for the Stock-Based Compensation” (“SFAS No. 123”), and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No.123(R) requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The SEC has approved a new rule that for public companies delays the effective date of SFAS 123(R). Under the SEC’s rule, SFAS No 123 is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company has not yet determined the effect that adoption of this standard will have on its financial statements.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

In December 2004, the FASB issued SFAS 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

Note 3 – Acquisition of Minority Interest in Subsidiary and Accounting for Goodwill

On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, Lifeline Nutraceuticals Corporation. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A Common Stock for the remaining 4,500,000 shares of Lifeline Nutraceuticals Corporation, representing 19%. The closing price of the Company’s Series A Common Stock on March 10, 2005 was $9.00 per share. Since the Company’s stock has historically been thinly traded, this 1,000,000 share issuance represents a significant block of the Company’s total outstanding shares. Accordingly, the Company has taken a marketability discount to arrive at an estimated fair value of $5.31 per share. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in goodwill of $5,310,000. The minority shareholder was a former officer of Lifeline Nutraceuticals, Inc.

In

connection with the purchase of the minority interest in LNC, the Company agreed to pay the minority shareholder $250,000 for a non-compete agreement through March 2006. The payment terms were $125,000 on the date of execution of the agreement and $125,000 in the form of a note payable, which was paid on April 19, 2005. The non-compete agreement is being amortized over the term of the agreement. Amortization expense totaled $83,332 for the year ended June 30, 2005.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 4 –Notes Payable

Notes Payable to unrelated parties consisted of the following:

Description	2005
Unsecured notes payable, bearing interest at 10% per annum, principal	$0
principal and any accrued interest were due at various dates from
September 9, 2004 to April 28, 2005. The note holders had an option to convert each $1.00 of note into two shares of common stock ($.50 per share). The notes and accrued interest were
converted to common stock during the 4th quarter of fiscal 2005.

Bridge notes payable to unrelated parties consisted of the following:

Description	2005
Unsecured notes payable, bearing interest at 10% per annum, principal	$0
and any accrued interest was due June 9, 2005. The note holders had an option to convert all or part of the principal balance to units in the private offering of common stock. In addition, the notes had a warrant attached to purchase shares of common stock equal to their outstanding principal loan amount divided by the per share offering price in the private placement. The notes and accrued interest were converted to stock during the 4th quarter of fiscal 2005.

Related party notes payable consisted of the following:

Description	2005
Unsecured note payable from the spouse of an executive officer,	$0
bearing interest at 10% per annum, principal and any accrued interest was due June 14, 2005. The note holder had an option to convert all or part of the principal balance to units in the private offering of common stock. In addition, the note had a warrant attached to purchase shares of stock equal to the loan amount divided by the per share offering price in the private placement, upon the receipt of a subscription agreement and private placement memorandum from the
Company. The note and accrued interest was converted to stock during the 4th quarter of fiscal 2005.

During the year ended June 30, 2005, the Company issued additional notes payable totaling $2,954,000, bearing interest at 10% per annum. Principal and any accrued interest was due the earlier of one year from issuance or the closing of the proposed private placement, as discussed in Note 5. Of the total amount of additional notes issued during 2005, $60,000 was from a related party. The note holders had an option to exchange all or part of the principal and accrued interest for securities in the private placement at the private offering price. In addition, the notes had a warrant attached to purchase shares of common stock equal to their principal and accrued interest amount divided by the $2.00 per share offering price in the private placement. A value for the warrants issued in connection with the debt of $2,185,998 was recorded as a discount to the debt and an addition to equity using the Black-Scholes valuation model. Also, because the conversion price of the debt was less than the market value on the date of grant, an additional discount of $920,662 was recorded for the beneficial conversion feature. The discount relating to the warrants and the beneficial conversion feature were amortized over the term of the debt and recorded as interest expense through the date of conversion of these notes to equity during the fourth quarter of fiscal 2005. Upon conversion, the remaining unamortized discount was charged to interest expense. Total warrant discount and beneficial conversion feature recorded as interest expense was $3,185,105.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Interest expense related to the related party note payable totaled $21,063 and $0 for the years ended June 30, 2005 and 2004, respectively.

Note 5 – Stockholders’ Equity

On January 15, 2005, the Company entered into an agreement with an investment banking firm. Pursuant to the agreement, the Company conducted a private placement of its securities. The securities offered have not been registered under the Securities Act of 1933 (the “Act”) or under the securities laws of any state. The securities are “restricted securities” as defined in Rule 144 under the Act. These securities were offered pursuant to an exemption from registration and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In April and May, 2005, the Company issued units to accredited investors for cash and exchange of bridge loan notes in this private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for $2.50 per share, exercisable through April 18, 2008. Each unit was offered at $2.00 per unit. The Company received $4,988,811 in cash from certain accredited investors in exchange for 2,499,764 shares of common stock and an equal number of warrants. The Company also issued 1,507,202 shares of its common stock and an equal number of warrants in exchange for $3,014,372 bridge notes and accrued interest. The Company paid commissions of $508,134 plus a $75,000 not-accountable expense allowance to an investment banking firm, and issued warrants to this investment banking firm and another placement agent to purchase 409,281 shares of common stock, exercisable at $2.00 per share through April 18, 2008. After payment of commissions, the expense allowance and a fee to the escrow agent, the Company received net proceeds of $4,403,177. In conjunction with this closing, the Company repaid bridge notes payable with a principal balance of $160,000 and related accrued interest of $10,733 to note holders electing to be repaid rather than exchange for securities in the private placement.

The Company has an obligation to register the Series A Common Stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement.

On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of LTI’s Series A common stock to Lifeline Orphan Foundation. The closing price of the Company’s common stock that day was $3.25 and, accordingly, the Company recorded an expense in the consolidated statement of operations for the year ended June 30, 2005 of $650,000.

The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of June 30, 2005, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.

Note 6 – Stock Option Grants and Warrants

Stock Option Grants – The Company has granted nonqualified share options to an employee of the Company. The options granted the right to purchase 50,000 shares of the Company’s Series A common stock at $2.50 per share and were fully vested at the date of grant. The options are not transferable and expire on May 31, 2008. Since the closing price of the Company’s common stock at the date of issuance of the grant was $8.85 per share, the Company recognized $317,500 of compensation expense in June of 2005 related to this grant.

Warrants – At June 30, 2005, 6,001,866 warrants to purchase common stock were outstanding. The warrants are at strike prices ranging between $2.00 and $2.50 with a weighted average strike price of $2.33 and expiration dates ranging from April 18, 2008 to May 31, 2008

Subsequent to June 30, 2005, the Company entered into agreements to grant warrants to its interim CEO, a related consulting group and a marketing consultant (See note 10).

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

The following is a summary of stock options and warrants granted for the years ended June 30, 2005 and 2004.

	Options	Warrants	Exercise Price
Outstanding and exercisable, June 30, 2003	--	--	--
Granted	--	32,136	$ 3.11
Exercised	--	--	--
Expired	--	--	--

Outstanding and exercisable, June 30, 2004	--	32,136	3.11
Granted	50,000	--	2.50
Granted	--	6,001,866	2.33
Cancelled	--	(32,136)	3.11
Exercised	--	--	--
Expired	--	--	--

Outstanding and exercisable, June 30, 2005	50,000	6,001,866	$ 2.33

Weighted average exercise price	$ 2.50	$ 2.33
Weighted average remaining contractual life (years)	2.9	2.8
Weighted average fair value of options and warrants
granted during 2005	$ 8.85	$ 6.28

Note 7 – Fair Value of Financial Instruments

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2005. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these financial statements because of their short maturities.

Note 8 – Income Taxes

At June 30, 2005, the Company had a net operating loss carry-forward of approximately $1,979,700 that may be offset against future taxable income, if any, until 2020. These carry-forwards are subject to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

June 30, 2005
Deferred tax assets:
Net operating loss carry forwards	$ 658,300
Amortization of noncompete agreement	32,000
Contribution carryover	269,000
Amortization of non-compete agreement	(1,100)

Total deferred tax assets	958,200
Deferred tax liabilities	--

Net deferred tax assets before valuation allowance	958,200
Valuation allowance	(958,200)

Net deferred tax asset	--

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company has fully reserved the tax benefit of the net deferred tax assets by a valuation allowance of the same amount, because the Company has determined that the probability of realization of the tax benefit is less than likely to occur.

The Company’s actual income tax benefit differs from the expected income tax benefit determined by applying the statutory rate (34%) to the net loss due to the following:

	June 30,
	2005	2004
Expected federal income tax benefit	$ 1,979,700	$ 88,100
Amortization of debt discount	(1,080,600)	--
Contribution of services	--	(15,400)
Stock options for services	108,000	--
Meals and entertainment	(2,400)	(1,100)
State income tax benefit	79,000	--
Change in prior year estimates	18,900	--
Change in valuation allowance	(886,600)	(71,600)

Net income tax benefit	$ --	$ --

Note 9 – Operating Lease Commitments

Effective July 1, 2004, the Company entered into a month-to-month lease for its office facilities. The office facility lease requires monthly payments of approximately $5,400. Included in such payments are charges each month for common area maintenance charges, property tax, bookkeeping, insurance and management fees. Rent expense totaled $66,968 and $0 for the years ended June 30, 2005 and 2004, respectively.

In August of 2005, the Company entered into a 36 month lease for its office facilities.  The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents ranging from $9,560 to $10,038 over the term of the lease. Associated with this lease, the Company also tendered a $30,144 security deposit which will be returned to the Company, in thirds, at the beginning of the thirteenth month, twenty-fifth month and at termination of the agreement, provided the Company does not breach any covenant set forth in the lease. The Company continues to be responsible for payments such as maintenance charges, property tax, bookkeeping, insurance and management fees.

Future minimum lease payments under the non-cancelable leases are as follows:

Year ending
2006	$ 66,920
2007	117,358
2008	119,739
2009	10,038

$314,055

Note 10 — Events Subsequent to June 30, 2005 (Unaudited)

Officer Resigns
On July 1, 2005, William J. Driscoll resigned from his positions as Lifeline Therapeutics, Inc.‘s (the Company) president, chief executive officer, member of the Company’s executive committee, and member of the Company’s Board of Directors in order to pursue other interests. The remaining members of the Company’s management team, subject to the direction of the Board of Directors, shall handle Mr. Driscoll’s prior duties in the interim while the Company’s Board of Directors decides how to proceed with a search for a new chief executive officer. Javier Baz has been elected as Chairman of the Company’s Board of Directors.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

On July 1, 2005, the Company entered into an agreement with Mr. Driscoll pursuant to which Mr. Driscoll agrees not to compete with the business activities of the Company that are in or about any anti-oxidant or anti-oxidant therapies, products or markets, or solicit any of the Company’s customers, vendors, employees, directors, or consultants for a period of three years, and agrees not to disclose or reveal to any person or entity any trade secrets or confidential information of the Company or its subsidiaries. Mr. Driscoll also appoints the Company’s Board of Directors as Mr. Driscoll’s proxy to vote, at the discretion of the Board, the shares of the Company’s A common stock, beneficially owned by Mr. Driscoll. In exchange for the foregoing, the Company will pay Mr. Driscoll $45,000, will continue to pay Mr. Driscoll a salary at his current salary level for the next fourteen months, and will continue to provide Mr. Driscoll and his family health insurance coverage under the Company’s health insurance plan for the next fourteen months.

New Chief Executive Officer
On August 5, 2005, Lifeline Therapeutics, Inc. (the “Company) hired, effective July 19, 2005, an interim Chief Executive Officer of the Company through Tatum CFO Partners, LLP (“Tatum”).

On August 5, 2005 the Company entered into an agreement, effective as of August 1, 2005, with Tatum pursuant to which this individual would serve as Chief Executive Officer of the Company and remain a partner of Tatum. In accordance with this agreement, the Company will pay this individual a salary of $1,200 a day, along with warrants to purchase 2,400 shares of common stock of the Company per month of employment with the Company. The exercise price of the warrants to be issued to this individual will have an exercise period of two years, and the exercise price of the warrants will be equal to the volume weighted average trading price for the Company’s common stock for each Friday of the month for which the warrants are due. The Company has no obligation to provide the interim CEO with any health or major medical benefits, stock, or bonus payments, however the interim CEO will be eligible for any Company employee retirement or 401(k) plan and for vacation and holidays consistent with the Company’s policies that apply to senior management.

In addition, for the period this individual is the interim Chief Executive Officer, the Company will pay Tatum a fee of $300 a day, along with warrants to purchase 600 shares of common stock of the Company per month, with terms identical to the warrants issued to the interim CEO.

The Company may terminate the agreement with Tatum at any time upon thirty days’ advance written notice. Tatum may terminate the agreement on the same terms and conditions as the Company, except that (i) any notice of termination by Tatum cannot be delivered prior to 30 days before the six-month anniversary of the effective date of the agreement, and (ii) any termination by Tatum cannot be effective before the six-month anniversary of the agreement.

Consulting Agreement
On September 1, 2005, the Company entered into an agreement, effective September 1, 2005, with Robert Sgarlata Associates, Inc. (the Consultant) to perform certain strategic marketing services for the Company. The Consultant will be compensated $7,500 per month and the Company will also issue the Consultant warrants to purchase 3,000 shares of the Company’s common stock per month, or a prorated fraction thereof, for any partial months worked. The exercise price of the warrants to be issued to the Consultant will have an exercise price equal to the Company’s ending trading price on the last Wednesday in that month or in the event that the last day of the month falls on a Wednesday, the exercise price (and grant date) will be seven days prior. The agreement contains certain conditions for termination and expires on July 30, 2006 unless either party gives 30 day prior notice of termination. Otherwise, the agreement renews for a one year period. This renewal condition also applies to subsequent periods. At no time is the Consultant entitled to employee benefits. The warrants expire on the second anniversary of the date of grant.

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Chairman of the Board of Directors Compensation
On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the board of directors, agreed that Mr. Baz will continue to serve as Chairman of the board of directors from October 1, 2005 through September 30, 2006 with the following compensation (in addition to the cash compensation being paid to him as a director and a member of the executive committee of the board of directors): for each month, Mr. Baz will receive warrants to purchase 10,000 shares of our common stock at an exercise price equal to the volume weighted average trading price of our common stock on the Wednesday of each month that immediately precedes the last Thursday of that month. If that Wednesday is not a trading day, then the exercise price will be equal to the volume weighted average trading price on the first trading day immediately preceding that Wednesday. Each warrant will be issued at the close of business on the trading day on which its exercise price is determined, and it will expire at the close of business on the second anniversary of that trading day.

Note 11 – Interim Financial Data (Unaudited)

The year-end adjustment that is material to the results of the fourth quarter ending June 30, 2005 is a reduction in the value used to record the shares issued in acquiring the minority interest in LNC from $9 per share to $5.31 per share as discussed in Note 3, reducing the recording of goodwill from $9,000,000 to $5,310,000. In addition, the $9,000,000 impairment charge recorded in the third quarter was reversed during the fourth quarter after the Company received an impairment analysis from an independent valuation service. The Company’s intention is to restate the third quarter interim filing to reflect these adjustments.