Form 10QSB
period 2005-09-30
LIFELINE THERAPEUTICS, INC.
filed 2005-11-15
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

6400 South Fiddler’s Green Circle, Suite 1970 Englewood, Colorado 80111
(Address of principal executive offices and Zip Code)

(720) 488-1711
(Registrant’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   [   ]    No [X]

The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of November 11, 2005, was 22,117,992.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]    No [X]

LIFELINE THERAPEUTICS, INC.

INDEX

	Page No.
PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and June 30, 2005	3
Condensed Consolidated Statements of Operations – For the Three Months Ended
September 30, 2005 and 2004 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
September 30, 2005 and 2004 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of
Operations	12
Item 3: Controls and Procedures	16
PART II. OTHER INFORMATION	17
Signatures	18
Certification of Principal Executive Officer	Exh.	-1
Certification of Principal Financial Officer	Exh.	-2
Section 1350 Certifications	Exh.	-5

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 4,762,256	$ 3,385,205
Accounts receivable, (net)	717,424	1,020,131
Inventory	136,361	219,644
Deposit with manufacturer	691,268	991,560
Prepaid expenses	316,374	415,806

Total current assets	6,623,683	6,032,346
Property and Equipment, net	252,552	200,944
Intangible Assets	5,517,300	5,578,830
Other Assets	241,194	31,192

TOTAL ASSETS	$ 12,634,729	$ 11,843,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 535,067	$ 657,528
Accrued expenses	536,007	207,672
Deferred revenue	483,840	--

Total Current Liabilities	1,554,914	865,200

Stockholders’ Equity
Preferred Stock - par value $.001, 50,000,000 shares
authorized, no shares issued or outstanding	--	--
Common Stock, Series A -par value $.001, 250,000,000
shares authorized, 22,117,992 issued and outstanding	22,118	22,118
Common Stock, Series B - par value $.001, 250,000,000
shares authorized, no shares issued or outstanding

Additional paid-in capital	17,253,220	17,231,832
Accumulated (deficit)	(6,275,838)	(453,441)
Current year’s income (loss)	80,315	(5,822,397)

Total stockholders’ equity	11,079,815	10,978,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,634,729	$ 11,843,312

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30,

	2005	2004
Revenues
Sales, net	$ 2,964,591	$ --
Cost of sales	596,561	--

Gross profit	2,368,030	--

Operating expenses:

Marketing and customer service	1,144,470	--
General and administrative	1,065,409	261,490
Depreciation and amortization	86,374	5,846

Total operating expenses	2,296,253	267,336

Operating income (loss)	71,777	(267,336)
Other income and (expense):
Interest (expense)	(308)	(63,893)
Interest income	20,774	--
Other (expense)	(11,928)	--

Net other income and (expense)	8,538	(63,893)

Net income (loss)	$ 80,315	$ (331,229)

Earning (loss) per share:
Basic	$ 0.00	($ 0.02)

Fully diluted	$ 0.00	($ 0.02)

Weighted average shares outstanding:
Basic	22,117,992	16,374,946

Fully diluted	24,953,510	16,374,946

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30,

	2005	2004
Cash Flows from Operating Activities:
Net Income (loss)	$ 80,315	$(331,229)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation and amortization	86,374	5,846
Warrants related to compensation to employee	1,156	--
Warrants issued for services	20,232	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	302,707	--
Decrease in inventory	83,283	--
Decrease in deposits to manufacturer	300,292	--
Decrease in prepaid expenses	99,432	858
(Increase) in other assets	(210,002)	(1,666)
(Decrease) increase in accounts payable	(122,461)	13,157
Increase in accrued expenses	328,335	12,631
Increase in deferred revenue	483,840	--

Net Cash Provided (Used) by Operating Activities	1,453,503	(300,403)

Cash (Used) by Investing Activities:
Purchase of equipment	(75,483)	(10,737)
Purchase of intangible assets	(969)	(13,231)

Net Cash (Used) by Investing Activities	(76,452)	(23,968)
Cash Flows from Financing Activities:
Loan to officers	--	13,050
Payment of debt offering costs	--	(25,000)
Proceeds from Bridge Loans	--	52,600
Proceeds from sale of common stock	--	255,350

Net Cash Provided by Financing Activities
	--	296,000

Increase (decrease) in Cash	1,377,051	(28,371)
Cash and Cash Equivalents - Beginning Of Period	3,385,205	49,663

Cash and Cash Equivalents - End Of Period	$ 4,762,256	$ 21,292

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of the Company as of and for the year ended June 30, 2005 which have been included in the Company’s filing of Form 10-KSB, as amended.

Note 1 — Organization and Basis of Presentation:

In the opinion of the management of Lifeline Therapeutics, Inc. (the “Company”), the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year or for any future period.

The Condensed Consolidated Financial Statements and notes are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2005.

The Company is in the business of manufacturing, marketing and selling the product Protandim ® to individuals throughout the United States of America. Subsequent to year end, the Company began selling to retail stores in addition to individuals. The Company’s principal operations are located in Denver, Colorado.

For the period from July 1, 2003 (inception) to March 31, 2005, LNC had been in the development stage. LNC’s activities since inception until February 2005 consisted primarily of organizing LNC, developing a business plan, formulation and testing of product and raising capital. In late February 2005, the Company began sales of its product Protandim ® and commenced planned principal operations. Accordingly, the Company is no longer in the development stage.

Note 2 — Summary of Significant Accounting Policies:

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed interim financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company ships the majority of its product by United Parcel Service (UPS) and receives substantially all payment in the form of credit cards. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not refund customers for returned product. To date, the Company has experienced monthly returns approximating 3% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped. An accrual for possible product returns of approximately $26,000 was recorded as of September 30, 2005.

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”).  Among other terms of the agreement, GNC has the right to return any and all product shipped to them, at any time, for any reason. Since the Company does not have sufficient history with GNC to reasonably estimate the rate of product returns, the Company has deferred all revenue and costs related to these shipments. The Company will recognize this deferred revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of September 30, 2005, inventory consisted of:

Finished Goods	$ 61,917
Deferred Costs on GNC Shipments	65,857
Packaging Supplies	8,587

$136,361

Earnings per share

Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the period ended September 30, 2004, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.

Goodwill and Other Intangible Assets

The Company has adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.

Intangible assets consist of:

Goodwill	$5,310,000
Patents	103,131
Non-compete agreement, net	104,169

Intangible assets, net	$5,517,300

7

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

Stock-Based Compensation

The Company adheres to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock based compensation to employees and directors under APB No. 25 and utilizes the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to these individuals.

The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123(R), beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date, consistent with the recognition provisions of SFAS No. 123, the effect on the Company’s net loss and loss per share would be as stated in the proforma amounts below.

In the three months ended September 30, 2004 no options or warrants were granted.

In certain circumstances, the Company issues common stock for invoiced services, to pay creditors and in other similar situations. In accordance with SFAS No. 123, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

Warrants were granted to an employee during the three months ended September 30, 2005. An adjustment to the net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

Three months ended September 30, 2005
Net income:	As Reported	$ 80,315
	Pro Forma	$ 46,799

Basic and diluted	As Reported	$ (0.00)
Earnings per Share:	Pro Forma	$ (0.00)

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

The fair value of the options granted in the quarter ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

1.	risk free rate ranging from 3.84 percent to 4.18 percent
2.	dividend yield of 0 percent
3.	expected life of 2 years, and
4.	volatility factor of the expected market price of the Company's stock ranging between 220 and 259 percent.

Note 3 – Stock Option Grants and Warrants

Stock Option Grants – The Company has granted nonqualified share options to an employee of the Company. The options granted the right to purchase 50,000 shares of the Company’s Series A common stock at $2.50 per share and were fully vested at the date of grant. The options are not transferable and expire on May 31, 2008.

Warrants – At September 30, 2005, 6,012,062 warrants to purchase common stock were outstanding. The warrants have exercise prices ranging between $2.00 and $9.85 with a weighted average exercise price of $2.34 and expiration dates ranging from July 31, 2007 to May 31, 2008. (See note 6).

Subsequent to September 30, 2005, the Company entered into an agreement to grant warrants to its Chairman of the Board of Directors (See note 7).

Note 4 – Income Taxes

At June 30, 2005, the Company had a net operating loss carryforward of approximately $1,979,700 that may be offset against future taxable income, if any, until 2020. These carryforwards are subject to review by the Internal Revenue Service.

No income tax expense was recognized for the three months ended September 30, 2005 since these net operating losses are available to offset taxable income.

Note 5 – Commitments

Officer Resigns

On July 1, 2005, William J. Driscoll resigned from his positions as the Company’s president, chief executive officer, member of the Company’s executive committee, and member of the Company’s Board of Directors. The remaining members of the Company’s management team, subject to the direction of the Board of Directors, shall handle Mr. Driscoll’s prior duties in the interim while the Company’s Board of Directors decides how to proceed with a search for a new chief executive officer. Javier Baz has been elected as Chairman of the Company’s Board of Directors.

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

On July 1, 2005, the Company entered into an agreement with Mr. Driscoll pursuant to which Mr. Driscoll agrees not to compete with the business activities of the Company that are in or about any anti-oxidant or anti-oxidant therapies, products or markets, or solicit any of the Company’s customers, vendors, employees, directors, or consultants for a period of three years, and agrees not to disclose or reveal to any person or entity any trade secrets or confidential information of the Company or its subsidiaries. Mr. Driscoll also appoints the Company’s Board of Directors as Mr. Driscoll’s proxy to vote for one year, at the discretion of the Board, the shares of the Company’s A common stock, beneficially owned by Mr. Driscoll; and Mr. Driscoll agrees to enter into a voting agreement, for nine years after expiration of the proxy, pursuant to which the Board will vote Mr. Driscoll’s shares at the discretion of the Board. In exchange for the foregoing, the Company will pay Mr. Driscoll $45,000, and, for the 14 months beginning with July 2005, will continue to pay Mr. Driscoll a salary at his current salary level for the next fourteen months, and will continue to provide Mr. Driscoll and his family health insurance coverage under the Company’s health insurance plan for the next fourteen months. The Company has expensed the full cost of this arrangement in the three months ended September 30, 2005.

New Chief Executive Officer

On August 5, 2005, the Company hired, effective July 19, 2005, an interim Chief Executive Officer of the Company through Tatum CFO Partners, LLP (“Tatum”).

On August 5, 2005, the Company entered into an agreement, effective as of August 1, 2005, with Tatum pursuant to which this individual would serve as Chief Executive Officer of the Company and remain a partner of Tatum. In accordance with this agreement, the Company will pay this individual a salary of $1,200 a day, along with warrants to purchase 2,400 shares of common stock of the Company per month of employment with the Company. The exercise price of the warrants to be issued to this individual will have an exercise period of two years, and the exercise price of the warrants will be equal to the volume weighted average trading price for the Company’s common stock for each Friday of the month for which the warrants are due. The Company has no obligation to provide the interim CEO with any health or major medical benefits, stock, or bonus payments; however, the interim CEO will be eligible for any Company employee retirement or 401(k) plan and for vacation and holidays consistent with the Company’s policies that apply to senior management.

In addition, for the period this individual is the interim Chief Executive Officer, the Company will pay Tatum a fee of $300 a day, along with warrants to purchase 600 shares of common stock of the Company per month, with terms identical to the warrants issued to the interim CEO.

The Company may terminate the agreement with Tatum at any time upon thirty days advance written notice. Tatum may terminate the agreement on the same terms and conditions as the Company, except that (i) any notice of termination by Tatum cannot be delivered prior to 30 days before the six-month anniversary of the effective date of the agreement, and (ii) any termination by Tatum cannot be effective before the six-month anniversary of the agreement.

Consulting Agreement

On September 1, 2005, the Company entered into an agreement, effective September 1, 2005, with Robert Sgarlata Associates, Inc. (the “Consultant”) to perform certain strategic marketing services for the Company. The Consultant will be compensated $7,500 per month and the Company will also issue the Consultant warrants to purchase 3,000 shares of the Company’s common stock per month, or a prorated fraction thereof, for any partial months worked. The exercise price of the warrants to be issued to the Consultant will have an exercise price equal to the Company’s ending trading price on the last Wednesday in that month or in the event that the last day of the month falls on a Wednesday, the exercise price (and grant date) will be the prior Wednesday. The agreement contains certain conditions for termination and expires on July 30, 2006 unless either party gives 30 day prior notice of termination. Otherwise, the agreement renews for a one year period. This renewal condition also applies to subsequent periods. At no time is the Consultant entitled to employee benefits. The warrants expire on the second anniversary of the date of grant.

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements

Note 6—Events Subsequent to September 30, 2005

Chairman of the Board of Directors Compensation

On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the board of directors, agreed that Mr. Baz will continue to serve as Chairman of the board of directors from October 1, 2005 through September 30, 2006 with the following compensation (in addition to the cash compensation being paid to him as a director and a member of the executive committee of the board of directors): for each month, Mr. Baz will receive warrants to purchase 10,000 shares of common stock at an exercise price equal to the volume weighted average trading price of common stock on the Wednesday of each month that immediately precedes the last Thursday of that month. If that Wednesday is not a trading day, then the exercise price will be equal to the volume weighted average trading price on the first trading day immediately preceding that Wednesday. Each warrant will be issued at the close of business on the trading day on which its exercise price is determined, and it will expire at the close of business on the second anniversary of that trading day.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as our Form 10-KSB for the fiscal year ended June 30, 2005 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

Overview

     This management’s discussion and analysis discusses the financial condition and results of operations of Lifeline Therapeutics and its wholly-owned subsidiary, Lifeline Nutraceuticals, Inc. (“Lifeline Nutraceuticals”). Lifeline Therapeutics, Inc. (the “Company”, “Lifeline Therapeutics”, or “we”, “us” or “our”) was formed as a Colorado corporation in June 1988 under the name “Andraplex Corporation.” We amended our name to “Yaak River Resources, Inc.” in January 1992 and to Lifeline Therapeutics, Inc. in October 2004. Our principal place of business is at Suite 1970, 6400 South Fiddler;s Green Circle, Englewood, CO 80111, telephone (720) 478-1711, fax (720) 488-1722.

Material Changes in Operating Results – Three Months ended September 30, 2005 as compared to the Three Months ended September 30, 2004

     We generated revenues of $2,964,591 during the three months ended September 30, 2005 and no revenues during the same period of the prior fiscal year. Cost of sales was $596,561 for the three months ended September 30, 2005, resulting in a gross profit of $2,368,030.

     During the three months ended September 30, 2005, we have increased cash from September 30, 2004 by approximately $1,377,000 due to increased sales volume, accelerated collection of accounts receivable, and approximately $300,000 reduction of our deposit with our manufacturer. Cash at September 30, 2005 has also increased from retail sales of $345,000 received from contract with GNC.

     Our gross profit percentage for the three months ended September 30, 2005 was 80%, which is similar to the 83% realized for the year ended June 30, 2005.

     Our costs during the three months ended September 30, 2005, which were approximately $2,893,000, were primarily made for payroll, operating expenses, professional fees, continuing research and development, raw material acquisition and product manufacturing for the marketing and sale of our product Protandim ®, advertising, and services.

     During the three months ended September 30, 2004, our costs were approximately $267,000 and consisted principally of organizational activities, including general and administrative expenses, payroll, and legal and professional fees.

     Total operating expenses recognized during the three months ended September 30, 2005 were approximately $2,296,000 as compared to operating expenses of about $267,000 during the same period of the prior fiscal year. We were much more active and had more funds available during the three months ended September 30, 2005 as we were engaged in production and marketing efforts for our Protandim ® product. Furthermore, we continued to increase our staff and production expenses during the three months ended September 30, 2005 as we had more funds available and expanded our product marketing operations.

     As a result of our sales level (product launch in the second half of the 2005 fiscal year) compared to our operating and other expenses, we generated net income of approximately $80,000 for the three months ended September 30, 2005 compared to a loss of approximately $331,000 for the period ended September 30, 2004.

     We believe that the factors set forth below caused two of the primary differences in our operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004:

o	we conducted sales of our product, Protandim ®, and incurred related expenses, during the three months ended September 30, 2005 and not during the three months ended September 30, 2004; and
o

in April and May 2005, we repaid or converted to common stock all our bridge financing and convertible debt, and thereby reduced our ongoing debt service for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

     Our ability to finance future operations will depend, in part, on our existing liquidity (discussed in more detail below) and ultimately our ability to generate additional revenues and profits from operations. At this time, we believe that Lifeline Therapeutics has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim ® for the next twelve months. Nevertheless, even if we do generate revenues at increasing levels, the revenues generated may not be greater than the expenses incurred. These results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and the other costs, including corporate overhead, which we will be incurring during that period of time.

Liquidity and Capital Resources

     During the three months ended September 30, 2005, our net cash provided by operating activities was approximately $1,454,000 compared to net cash used by operating activities of approximately $300,000 during the same period of the prior fiscal year. Our positive cash flow from operations was primarily the result of the sales of product exceeding the amount required to purchase product, pay payroll and related expenses, for legal and professional fees and general and administrative expenses. This increase in operations was made possible primarily because of greater demand for Protandim ® and because of the continued amount of funds that were available to us during the three months ended September 30, 2005.

     During the three months ended September 30, 2005, we used approximately $76,000 in investing activities for the purchase of equipment and software. During the same period in our prior fiscal year, we used approximately $24,000 in investing activity for the purchase of equipment and intangible assets.

     We had working capital at September 30, 2005 of approximately $5,069,000, as compared to approximately $5,167,000 in working capital as of June 30, 2005. Working capital declined approximately $100,000 during the quarter ended September 30, 2005 from June 30, 2005 because the Company has deferred revenue of approximately $484,000, (approximately $345,000 of which has already been collected), classified as a current liability at September 30, 2005.  If the Company had sufficient history to allow for the recognition of the deferred revenue, working capital would have increased approximately $385,000.

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

     Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2.9% of sales.

     We offer a 30-day, money back unconditional guarantee to all customers. As of September 30, 2005, September shipments were subject to the money back guarantee. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. We established our allowance for product returns of approximately $26,000 on September 30, 2005. We have limited relevant historical data on product returns prior to September 30, 2005, as we did not have sales activity prior to the second half of fiscal 2005.  To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

     Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence will be maintained and will be based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We had no reserve for obsolete inventory as of September 30, 2005 because our product and raw materials have a shelf life of 3 years and all product and raw materials were bought in the second half of fiscal 2005.

     Revenue Recognition. We ship the majority of our product by United Parcel Service (UPS) and receive payment for those shipments in the form of credit cards.  Our return policy is to provide a 30-day money back guarantee on orders placed by customers.  After 30 days we do not refund customers for returned product.  We have experienced monthly returns approximating 3% of sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped because performance by us is considered met when product is in the hands of UPS. An accrual for possible product returns of approximately $26,000 was recorded as of September 30, 2005.

     In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”).  Among other terms of the agreement, GNC has the right to return any and all product shipped to them, at any time, for any reason. Since the Company does not have sufficient history with GNC to reasonably estimate the rate of product returns, the Company has deferred all revenue and costs related to these shipments. The Company will recognize this deferred revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns.

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

Item 3. Controls and Procedures

     As of the end of the period covered by this Form 10-QSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities and use of proceeds

     During the three months ended September 30, 2005, pursuant to an agreement with Tatum CFO Partners, LLP dated August 5, 2005 concerning our interim Chief Executive Officer we issued the following warrants: (i) warrants to purchase 936 shares of our common stock to Brenda March and warrants to purchase 234 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of July 2005, (ii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of August 2005, and (iii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of September 2005. There was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14(a).
31.2	Certification of the principal financial officer pursuant to Rule 13a - 14(a).
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	/s/ Brenda March
Brenda March, Interim Chief Executive Officer
Date: November 14, 2005	/s/ William Kutney
William Kutney, Chief Financial Officer