Form 10KSB/A
period 2005-06-30
LIFELINE THERAPEUTICS, INC.
filed 2006-01-26
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-KSB/A

(Amendment No. 1)

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

     Transitional Small Business Disclosure Format (check one): Yes   [   ]    No   [X]

Explanatory Note

     This Form 10-KSB/A (Amendment No. 1) is being submitted solely to correct the following information: (i) under the heading “Recently Issued Accounting Standards” in Item 6 – Management’s Discussion and Analysis of Financial Condition or Plan of Operation, the references to our fiscal year beginning “May 1, 2006” has been corrected to state “July 1, 2006;” (ii) under the heading “Stock Issuances” in Item 12 – Certain Relationships and Related Party Transactions, we have revised the disclosure to indicate that we valued the shares acquired from Michael Barber at $5.31, rather than $9.00, (iii) we have corrected the references to our financial statements on the Index to Financial Statements for June 30, 2005; (iv) the Registrant’s Consolidated Statement of Stockholders’ Equity (Deficit) has been corrected to state that the Registrant’s date of inception was July 1, 2003, rather than July 1, 2005; (v) under the heading “Accounts Receivable” in Note 2 to the Registrant’s consolidated financial statements, the two references to June 30 have been completed by adding the year “2005;" and (vi) under Note 5 to the Registrant’s consolidated financial statements, the reference to “the Company received net proceeds of $4,403,177” has been corrected to state “the Company received net proceeds of $4,405,677.” The remainder of the information contained in the original filing is not amended hereby, but is included herein for reference.

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

Source: Nutrition Business Journal, “Supplement Business Report,” 2004

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

U.S. Provisional Patent Applications

o	U.S. Application Serial Number 60/555,802, filed on March 23, 2004 (expired);

o	U.S. Application Serial Number 60/590,528, filed on July 23, 2004 (expired);

o	U.S. Application Serial Number 60/604,638, filed on August 26, 2004 (expired);

o	U.S. Application Serial Number 60/607,648, filed on September 7, 2004 (expired);

o	U.S. Application Serial Number 60/610,749, filed on September 17, 2004 (expired);

*

Provisional Patents expire when actual filing of Application occurs, or within 12 months, whichever occurs first. All expirations above were filed within the 12 months resulting in no forfeiture of either Priority Date or rights to Intellectual Property.

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

     The DSHEA also provides that certain “third-party literature,” (e.g. a reprint of a peer-reviewed scientific publication) may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must, among other requirements, not be false or misleading; the literature may not promote a particular manufacturer or brand of dietary supplement; and must include a balanced view of the available scientific information on the subject matter. There can be no assurance, however, that third party literature that Lifeline Therapeutic would like to disseminate in connection with Protandim™ will satisfy each of these requirements, and failure to satisfy all requirements could prevent the use of certain literature or subject Protandim™ to regulation as an unapproved new drug.

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

ITEM 2 - PROPERTIES

Corporate Office

     In August of 2005, we entered into a 36 month lease for Suite 1970 of 6400 S. Fiddler’s Green Circle, Denver, Co 80111. The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents of $9,560 from December of 2005 through July of 2006, $9,799 from August 2006 through July of 2007 and $10,038 from August 2007 through July 2008. Associated with this lease, the Company also tendered a $30,144 security deposit which will be returned to the Company, in thirds, at the beginning of the thirteenth, twenty-fifth and at thirty-six (36) months, provided the Company does not breach any covenant set forth in the lease.

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

     However, we understand that the State of Montana Department of Environmental Quality ("DEQ") is aware of the former Montana properties as having residues from past mining, but we also believe that the DEQ does not consider these remote properties as a high priority. Since DEQ funding is limited, the DEQ is able to address only a few high priority properties. It is likely to be many years, if ever, before the DEQ would review these properties. Also, it is more likely any mining residues would be addressed under a separate DEQ program funded by the federal Surface Mining Control and Reclamation Act, which simply resolves any residual environmental problems at mine sites and does not pursue owners or former owners, as might be the case under the Montana state cleanup laws. Since we have not performed on-site environmental studies to evaluate any environmental circumstances of these former properties, there remains a risk that there may be material environmental liabilities associated with our former property interests in Montana for which we may be liable, however we cannot provide a reasonable estimate of such risk.

     We are not aware of any potential for environmental liabilities on the 91 lots we owned in Lawrence, Colorado.

ITEM 3 - LEGAL PROCEEDINGS

     There are no legal proceedings pending against or involving the Company.

PART II
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 5, 2004, our common stock has been traded on the OTC Bulletin Board in the United States, under the symbol "LFLT." Prior to October 5, 2004 our common stock was traded on the OTC Bulletin Board under the symbol "YAAK." Our common stock first began trading in the first quarter of our 1992 fiscal year.

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

     We believe that the factors set forth below will have a greater impact on our future operations than the factors that affected our results of operations for the year ended June 30, 2005:

o	the Reorganization occurred on October 26, 2004 and should not result in future costs;

o	we commenced sales of our product, Protandim ™ with only five months remaining in the fiscal year; and

o	in April and May 2005, we repaid or converted to common stock all our bridge financing and convertible debt, and thereby reduced our ongoing debt service.

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

     In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning July 1, 2006. Although we have not completed our analysis, we don’t believe the adoption of SFAS 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record stock option expense in our financial statements based on a fair value methodology. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning July 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and the method and timing of adoption.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning July 1, 2006. Although we have not completed our analysis, we don’t believe the adoption of SFAS 153 will have a material impact on our financial statements.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for our fiscal year beginning July 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

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

      William L. Lister became a director of Lifeline in August 2005. In December 2004, Mr. Lister retired from Roche Diagnostics Corporation, where he had been Senior Vice President and General Manager of Patient Care since 1997. While at Roche Diagnostics Corporation he oversaw U.S. diabetes monitoring, insulin pump and point of care diagnostics businesses, along with the global Drugs of Abuse business unit. Prior to Roche Diagnostics Corporation, Mr. Lister spent 10 years with Boehringer Mannheim Corporation, and worked for Eli Lilly from 1973 until 1986 in various positions, including Director of Market Research for the Pharmaceutical Division. Mr. Lister is currently a member of the Board of Directors of the American Diabetes Association Research Foundation and the Indiana Health & Educational Facility Financing Authority, as well as a member of the Management Resource Board of Linden Life Science, LLC.

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

     In November 2004, we issued 200,000 shares to Lifeline Orphan Foundation of which Mr. Myhill is a Trustee.

     In March 2005, we acquired the remaining minority shareholder interest in Lifeline Nutraceuticals by issuing to Michael Barber (the sole minority shareholder) 1,000,000 shares of our Common Stock. We valued the transaction at $5.31 per share based on the then trading price of our stock, discounted for lack of marketability. Mr. Barber also entered into a covenant not to compete with us for which we paid him $250,000.

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

ITEM 13 –  EXHIBITS

EXHIBITS

Exhibit Number	Title

2.01	Plan of Reorganization between Lifeline Nutraceuticals and Yaak River Resources, Inc. dated September 21, 2004(1)

2.02	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, between Lifeline Therapeutics and Michael Barber (2)

3.01	Articles of Incorporation (4)

3.02	Amendment to Registrant's Articles of Incorporation(5)

3.03	Registrant's Amended and Restated Bylaws (3)

10.01	Form of Unit Warrant Certificate (6)

10.02	Form of Bridge Warrant Certificate (6)

10.03	Form of Placement Agent Warrant Certificate (6)

10.04	Secured Indemnification Agreement dated February 21, 2005 by and among the Company and William J. Driscoll and Rose Mary Driscoll (6)

Exhibit Number	Title

10.05	Agreement between Registrant and Tatum CFO Partners, LLP dated August 5, 2005

10.06	Agreement between Registrant and William J. Driscoll dated July 1, 2005

21.01	List of subsidiary

31.1	Certification of Interim Chief Executive Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated September 22, 2004 and incorporated herein by reference.

(2)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated March 11, 2005 and filed March 14, 2005, and incorporated herein by reference.

(3)	Filed with Lifeline Therapeutics’ Current Report of Form 8-K (File No. 000-30489), dated October 27, 2004 and filed October 27, 2004 and incorporated herein by reference.

(4)	Filed with Lifeline Therapeutics’ Registration Statement on Form S-18, Registration No. 33-28106 effective July 21, 1989 and incorporated herein by reference.

(5)	Filed with Lifeline Therapeutics’ Annual Report on Form 10-KSB for fiscal year ended December 31, 1992 and incorporated herein by reference.

(6)	Filed with Lifeline Therapeutics’ Registration Statement on Form SB-2, dated June 30, 2005, and incorporated herein by reference.

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

LIFELINE THERAPEUTICS, INC.
Colorado corporation

By: /s/ Stephen Onody
        Stephen Onody
Its:   Chief Executive Officer
Date: January 26, 2006

By: /s/ Brenda March
        Brenda March
Its:   Interim Chief Executive Officer
Date: January 25, 2006

LIFELINE THERAPEUTICS, INC.

Index to Financial Statements for June 30, 2005

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2005	F-3
Consolidated Statements of Operations for the years ended June 30, 2005
and 2004	F-4
Consolidated Statement of Stockholders’ Equity (Deficit) for the years
ended June 30, 2005 and 2004	F-5
Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-18

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended June 30, 2005 and 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Totals
July 1, 2003 (Inception)	16,374,946	$16,375	$ 207,470	$ --	223,845
Net (loss)	--	--	--	(453,441)	(453,441)

June 30, 2004	16,374,946	16,375	207,470	(453,441)	(229,596)
Issuance of stock for minority interest in
subsidiary at $5.31 per share	1,000,000	1,000	5,309,000	--	5,310,000
Contribution of stock to charity	200,000	200	649,800	--	650,000
Conversion of debt to common stock at $.50 per share	536,080	536	267,504	--	268,040
Rights of beneficial conversion of debt	--	--	920,662	--	920,662
Warrants issued with convertible debt	--	--	2,114,443	--	2,114,443
Proceeds from private placement, net of offering
costs of $583,134	2,499,764	2,500	4,403,177	--	4,405,677
Conversion of debt to common stock at $2.00
per share	1,507,202	1,507	3,012,865	--	3,014,372
Compensation expense associated with
stock option grants	--	--	317,500	--	317,500
Warrants issued for services	--	--	29,411	--	29,411
Net (loss)	--	--	--	(5,822,397)	(5,822,397)

June 30, 2005	22,117,992	$22,118	$17,231,832	$(6,275,838)	$ 10,978,112

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

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

Accounts Receivable
The Company’s accounts receivable consist of credit card receivables. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. The Company is subject to charge-backs, where a credit card customer protests an amount charged to their account. After all attempts to validate the credit card charges are reported to the credit card company, attempts to collect some amounts fail. Once it is determined that an amount will not be collected, the amount is written off against the allowance for doubtful accounts. Based on information available, management believes the allowance for doubtful accounts of $73,764 as of June 30, 2005 is adequate. Bad debt expense totaled $60,000 for the year ended June 30, 2005.

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

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2005 and 2004 were $37,933 and $12,000, respectively.

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

The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123(R), beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for the 2005 awards, consistent with the recognition provisions of SFAS No. 123, the effect on the Company’s net loss and loss per share is as stated below.

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

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

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

In April and May, 2005, the Company issued units to accredited investors for cash and exchange of bridge loan notes in this private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for $2.50 per share, exercisable through April 18, 2008. Each unit was offered at $2.00 per unit. The Company received $4,988,811 in cash from certain accredited investors in exchange for 2,499,764 shares of common stock and an equal number of warrants. The Company also issued 1,507,202 shares of its common stock and an equal number of warrants in exchange for $3,014,372 bridge notes and accrued interest. The Company paid commissions of $508,134 plus a $75,000 not-accountable expense allowance to an investment banking firm, and issued warrants to this investment banking firm and another placement agent to purchase 409,281 shares of common stock, exercisable at $2.00 per share through April 18, 2008. After payment of commissions, the expense allowance and a fee to the escrow agent, the Company received net proceeds of $4,405,677. In conjunction with this closing, the Company repaid bridge notes payable with a principal balance of $160,000 and related accrued interest of $10,733 to note holders electing to be repaid rather than exchange for securities in the private placement.

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

Warrants – At June 30, 2005, 6,001,866 warrants to purchase common stock were outstanding. The warrants are at strike prices ranging between $2.00 and $2.50 with a weighted average strike price of $2.33 and expiration dates ranging from April 18, 2008 to May 31, 2008.

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

$314,055

LIFELINE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(Continued)

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