Form 10QSB/A
period 2005-03-31
LIFELINE THERAPEUTICS, INC.
filed 2006-01-30
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Form 10-QSB/A (Amendment No. 1) is being submitted to reflect a restatement of the Company’s third quarter (ended March 31, 2005) financial statements resulting from an audit adjustment made for the June 30, 2005 fiscal year ended financial statements. That adjustment resulted in: (i), a reversal of an accounting charge of $9,000,000 for the impairment of goodwill recognized, (ii), a marketability discount taken on the value of shares offered in the purchase of LNC minority interest from $9.00 per share to $5.31, (iii) Goodwill of $5,310,000. The Condensed Consolidated Statement of Cash Flows has been restated to reflect a reclassification of payments for a non-compete agreement. In addition, this Form 10-QSB/A (Amendment No. 1) is also being submitted to reflect a correction under Item 3: Controls and Procedures, to correctly provide the information required under Item 307 of Regulation S-K.

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited) and June 30, 2004	F-1
Condensed Consolidated Statements of Operations - For the Three Months Ended
March 31, 2005 and 2004, for the Nine Months Ended March 31, 2005 and 2004
and Cumulative Amounts from Inception of the Development Stage through
March 31, 2005 (unaudited)	F-2
Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
March 31, 2005 and 2004 and Cumulative Amounts from Inception of the Development
Stage through March 31, 2005 (unaudited)	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of
Operations	3
Item 3: Controls and Procedures	8
PART II. OTHER INFORMATION
Signatures	9
Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906
of the Sarbanes-Oxley Act of 2002	18

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

When used herein, the term “LTI”, “we” or “our” or similar terms means Lifeline Therapeutics, Inc. (formerly known as “Yaak River Resources, Inc.”) and our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).

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

On March 10, 2005, LTI reached an agreement to acquire the remaining 19% of LNC from the remaining minority shareholder. Per the terms of the agreement, LTI exchanged 1,000,000 shares of its Series A Common Stock for the entire minority interest in LNC. On that date, the closing price of our Series A Common Stock was $9.00 per share. Since the Company’s stock has historically been thinly traded, this 1,000,000-share issuance represented a significant block of the Company’s total outstanding shares and we concluded that the market price did not reflect the fair value of the shares at the time we issued them. Accordingly, following the end of the Company’s fiscal year, the Company took marketability discount to arrive at an estimated fair value of $5.31 per share. In September 2005, the Company received a third party valuation that supported the board of director’s determination that the entity value of Lifeline exceeded the capitalized book value (including goodwill) and determined that no impairment was necessary. Therefore, we accounted for the acquisition of the minority interest using the purchase method of accounting, resulting in goodwill of $5,310,000. As part of this transaction, LTI agreed to pay the minority shareholder $250,000 for a one-year extension of his covenant not to compete. LTI is amortizing the payment over the term of the non-compete agreement. $20,833 was recognized as expense in the periods ended March 31, 2005 and is included in General and Administrative expense in the condensed Statement of Operations.

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

LTI generated minimal revenues in the nine-month period ended March 31, 2005. LTI’s working capital was provided by bridge financing loans which totaled $3,104,000 through March 31, 2005. LTI spent substantially all of these funds on deposits on raw material acquisition and product manufacturing, payroll, operating expenses, professional fees and on continuing research and development for the prospective marketing and sale of its product Protandim™, completing the reorganization, and obtaining necessary financing.

On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of LTI’s Series A common stock to Lifeline Orphan Foundation. The closing price, per NASDAQ, of our common stock that day was $3.25 and, accordingly, we recognized an expense in our condensed consolidated statement of operations for the nine months ended March 31, 2005 of $650,000.

Material Changes in Results of Operations for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

LTI commenced sales of its product, Protandim™, on February 24, 2005 and generated $25,819 in revenues for the three months ended March 31, 2005. LTI generated no revenues during the same period in 2004.

LTI incurred significant expenses and a resultant net loss of ($1,519,829) for the three months ended March 31, 2005 compared to a loss of ($104,623) for the same period in 2004. The net loss for the three-month period ended March 31, 2005 period consists of expenses relating to the substantially greater operating activities including research and development and marketing in which LTI engaged during the period since the completion of the October 2004 reorganization as compared to the limited corporate maintenance activities during the 2004 period, including:

Compensation for its officers and employees included $139,741 in payroll and related expenses for the three-month period ended March 31, 2005, compared to $80,738 for the same period in 2004;

LTI incurred professional fees of $270,943 for the three-month period ended March 31, 2005 in conjunction with the merger and activities related to development of our e-commerce platform and other corporate affairs compared to $720 for the same period in 2004;

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

LTI incurred general and administrative expenses, including $74,082 for advertising, $25,000 for contract labor, $20,833 for one-month amortization of the non-compete agreement, $24,859 for telecommunications, $16,905 for rent, and other general and administrative expenses compared to $8,423 for the same period in 2004.

Material Changes in Results of Operations for the nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004.

LTI incurred significant expenses and a resultant net loss of ($3,015,319) for the nine months ended March 31, 2005 compared to a loss of ($183,681) for the same period in 2004. The net loss during the nine-month period ended March 31, 2005 period consists of:

Incurrence of $650,000 expense for the contribution of 200,000 shares of LTI’s Series A common stock to Lifeline Orphan Foundation; and

Expenses relating to the substantially greater activities in which LTI engaged during the period since the completion of the October 2004 reorganization as compared to the limited corporate maintenance activities during the 2004 period, including:

Compensation for its officers and employees included $416,976 in payroll and related expenses for the nine-month period ended March 31, 2005 compared to $80,738 for the same period in 2004;

LTI incurred professional fees of $425,761 for the nine-month period ended March 31, 2005 in conjunction with the merger and activities related to development of our ecommerce platform and other corporate affairs compared to $23,720 for the same period in 2004;

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

LTI incurred general and administrative expenses, including $74,082 for advertising, $25,000 for contract labor, $20,833 for one-month amortization of the non-compete agreement, $32,313 for telecommunications, $50,372 for rent, $32,883 for product testing and other general and administrative expenses compared to $13,074 for the same period in 2004.

The information set forth for LTI for the nine-month period ended March 31, 2005, is not representative of what we anticipate the results of our operations to be for the future since the reorganization occurred on October 26, 2004 and the initiation of sales of our product, Protandim™, in February 2005.

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

Liquidity and Capital Resources.

Our working capital during the quarter ended March 31, 2005, fluctuated widely due to funds made available through bridge financing loans ($2,290,000 raised during the period from January 1, through March 31, 2005), and our expenditure of $1,190,000 for raw materials necessary for the commencement of limited product sales on February 24, 2005, as well as significant expenditures for general and administrative and other items as described above. LTI had a net working capital deficit at March 31, 2005 of ($250,633). The cash flow used in operations for the nine-month period ended March 31, 2005 was ($1,899,354). On April 18, 2005, the Company held a closing of the sale of securities from its private placement. We received gross proceeds of $2,659,000 in cash and $2,469,536 in exchange of indebtedness into common stock from accredited investors holding bridge loan financing notes and $240,000 in exchange of indebtedness into common stock from accredited investors holding convertible notes. From the gross proceeds, we paid an investment banking firm $265,900 in commissions and a $75,000 non-accountable expense allowance. Consequently, our negative working capital at March 31, 2005 was eliminated on April 18, 2005. Additionally, on May 18, 2005, the Company completed a second closing of the sale of securities from its private placement. We received gross proceeds of $2,326,627 in cash and $544,804 in exchange of indebtedness into common stock from accredited investors holding bridge loan financing notes. From the gross proceeds, we paid an investment banking firm $232,663 in commissions with no further non-accountable expense allowance. Consequently, the discussion of our liquidity and capital resources at March 31, 2005, is not necessarily indicative of our ability to continue our operations for the remaining portion of the 2005 fiscal year ending June 30, 2005 or the 2006 fiscal year.

Cash and cash equivalents at March 31, 2005 were $136,479, an increase of $86,816 from June 30, 2004. During the nine-month period ended March 31, 2005, LTI used $1,899,354 net cash in operating activities as compared to the use of $134,294 for the same period in 2004. This increase of cash used in operations was as a result of the deposits with the contract manufacturer for the acquisition of raw materials and commencement of the manufacturing process, payroll and related expenses, legal and professional fees and general and administrative expenses. Our ability to expend cash in operations was due to the funds provided by the bridge financing during and preceding our third fiscal quarter.

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

We believe that our core strength is our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize our intellectual property. We believe that we are positioning LTI to benefit from increasing demand for nutritional supplements that effectively address issues relating to aging and oxidative stress. Ultimately, however, we will be dependent upon our ability to generate sufficient sales revenue to:

o	Continue our testing and analysis at University of Colorado Health Sciences Center and documenting the results;
o	Obtain governmental licenses, if any are necessary, in the United States for the distribution of nutritional supplements such as Protandim™;
o	Initiate our public relations and marketing plan designed for the roll-out of Protandim™ as our initial product;
o	Continue sales, manufacturing and packaging Protandim™;
o	Implement and continue to improve upon the ecommerce system we have developed for web based and phone order sales; and
o	Market Protandim™ as our first product based on the clinical trial results from the University of Colorado Health Sciences Center testing and other work performed by consultants.

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

Revenue Recognition. Revenue from sales of the Company’s product is recognized when the product is shipped to the customer.

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

Item 3.    Controls and Procedures

As required by Rule 13a — 15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Date: January 30, 2006	/s/ Stephen K. Onody
Stephen K. Onody, Chief Executive Officer
Date: January 28, 2006	/s/ Brenda March
Brenda March, Interim Chief Executive Officer

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	As of March 31, 2005	As of June 30, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 136,479	$ 49,663
Inventory	1,240,135	0
Prepaid expenses and other current assets	231,207	7,813

Total current assets	1,607,821	57,476
Property and equipment
Office equipment	49,011	18,906
Accumulated depreciation	(9,058)	(208)

Property and equipment, net	39,953	18,698
Other Assets
Debt issuance costs, net	553,625	15,222
Deferred stock offering costs	34,885	15,000
Patents	68,964	24
Goodwill	5,310,000	0
Non-compete agreement, net	229,167	0
Deposits	36,142	6,142

Total other assets	6,232,783	36,388

TOTAL ASSETS	$ 7,880,557	$ 112,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 368,629	$ 22,534
Accrued expenses	506,794	56,233
Accrued interest	81,105	10,736
Note payable	125,000	0
Convertible notes payable	0	240,000
Bridge notes payable, net of discount	726,826	4,670
Bridge notes payable-related party, net of discount	50,100	2,330

Total current liabilities	1,858,454	336,503
Stockholders’ Equity
Preferred Stock -par value $.001, 50,000,000 shares authorized	0	0
no shares issued or outstanding
Common Stock, Series A -par value $.001, 250,000,000	18,111	15,385
shares authorized, 18,111,064 and 15,385,110 respectively,
issued and outstanding
Common Stock, Series B -par value $.001, 250,000,000	0	0
shares authorized, no shares issued or outstanding
Additional Paid-in Capital	9,472,751	227,165
Stock subscription receivable	0	(13,050)
(Deficit) accumulated during the development stage	(3,468,759)	(453,441)

Total stockholders’ equity (deficit)	6,022,103	(223,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$ 7,880,557	$ 112,562

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Consolidated Statement of Operations

	Three Months Ended March 31,	Nine Months Ended March 31,			July 1, 2003 (Inception) Through March 31,
	2005	2004	2005	2004	2005
REVENUES
Sales	$ 25,819	$ 0	$ 25,819	$ 0	$ 25,819
Cost of Sales	10,088	0	10,088	0	10,088

Net Revenue	15,731	0	15,731	0	15,731
OPERATING EXPENSES
Payroll and payroll tax expense	139,741	80,738	416,976	80,738	608,545
Charitable donation of stock	0	0	650,000	0	650,000
Contributed services	0	12,000	0	61,500	79,500
Legal and professsional fees	270,943	720	425,761	23,720	477,486
Research and development	700	0	32,883	0	44,883
General and administrative	231,478	8,423	363,659	13,074	464,569

Total operating expenses	642,862	101,881	1,889,279	179,032	2,324,983
OPERATING (LOSS)	(627,131)	(101,881)	(1,873,548)	(179,032)	(2,309,252)
OTHER INCOME (EXPENSE)
Interest expense	(892,698)	(2,742)	(1,136,987)	(4,649)	(1,154,723)
Loss on disposal	0	0	(4,784)	0	(4,784)

NET (LOSS)	$(1,519,829)	$ (104,623)	$(3,015,319)	$ (183,681)	$(3,468,759)

Basic and fully diluted (loss) per share	$ (0.09)	$ (0.01)	$ (0.19)	$ (0.01)	$ (0.32)

Weighted average shares outstanding	16,902,818	16,374,946	15,761,337	16,374,946	10,991,938

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended March 31,	July 1, 2003 (Inception) to March 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net (loss)	$(3,015,319)	$(183,681)	$(3,468,759)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation and amortization	29,683	0	29,891
Amortization of debt issuance costs	203,897	0	205,675
Amortization of debt discount	825,492	0	832,492
Loss on disposal of real estate	4,784	0	4,784
Contributed services	0	61,500	79,500
Charitable donation of common stock	650,000	0	650,000
Changes in assets and liabilities:
Increase in inventory	(1,240,135)	0	(1,240,135)
Increase in prepaid expenses and deposits	(253,394)	(97,500)	(267,349)
(Decrease) in accounts payable and accrued expenses	895,638	85,387	985,140

Total adjustments	1,115,965	49,387	1,279,998

Net Cash (Used) in Operating Activities	(1,899,354)	(134,294)	(2,188,761)

Cash Flow From Investing Activities:
Patent costs	(68,940)	0	(68,964)
Purchase of equipment	(30,105)	0	(49,011)
Payment of noncompete agreement	(125,000)	0	(125,000)

Net Cash Provided By Investing Activities	(224,045)	0	(242,975)

Cash Flow From Financing Activities:
Proceeds from notes payable	2,894,000	135,000	3,234,000
Proceeds from notes payable - related party	60,000	0	110,000
Payment of debt issuance costs	(742,300)	0	(759,300)
Payment of stock offering costs	(19,885)	0	(34,885)
Sale of common stock	18,400	0	18,400

Net Cash Provided By Financing Activities	2,210,215	135,000	2,568,215

Increase in Cash	86,816	706	136,479
Cash and Cash Equivalents - Beginning of period	49,663	0	0

Cash and Cash Equivalents - End of period	$ 136,479	$ 706	$ 136,479

Supplemental Cash Flow Information:
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash investing and financing transactions in connection
with the reverse acquisition of YAAK:
Fair value of net assets acquired	$ 25,275	$ 0	$ 25,275
Assumption of accrued expenses	(49,330)	0	(49,330)
Value of stock issued	24,055	0	24,055

Net cash paid to acquire subsidiary	$ 0	$ 0	$ 0

Issuance of stock for minority interest in subsidiary	$ 5,310,000	$ --	$ 5,310,000

LIFELINE THERAPEUTICS, INC.
(A Development Stage Company.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifeline Nutraceuticals Corporation as of and for the year ended June 30, 2004 which have been included in the Company’s filing of Form 8-K/A dated October 27, 2004.

1.   Basis of Presentation

In the opinion of the management of Lifeline Therapeutics, Inc. (the “Company”), the accompanying unaudited Condensed Consolidated Financial Statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004, and for the period from inception of the Company to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

For the period July 1, 2003 (inception) to March 31, 2005, the Company has been in the development stage. The Company’s activities since inception have consisted of organizing the Company, developing a business plan, formulation and testing of product and raising capital. In late February 2005, the Company began sales of its product, Protandim. Sales to date have been minimal with approximately $26,000 in revenue through March 31, 2005.

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

2.   Summary of Significant Accounting Policies

a)	Revenue Recognition. Revenue from sales of the Company’s product is recognized when the product is shipped to the customer.

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

d)

Earning per Share. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the periods ended March 31, 2005 and 2004, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation.

All share and per share amounts presented for the periods ended March 31, 2004, reflect the 16,574,983 outstanding shares as a result of the October 26, 2004 reorganization.

e)	Research and Development Costs. The Company has expensed all payments related to research and development activities.

3.    Acquisition of Minority Interest in Subsidiary and Accounting for Goodwill

On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, Lifeline Nutraceuticals Corporation. Per the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A Common Stock for the remaining 4,500,000 shares of Lifeline Nutraceuticals Corporation, representing 19%. The closing price of the Company’s Series A Common Stock on March 10, 2005 was $9.00 per share. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in goodwill of $5,310,000. Since the Company’s stock has historically been thinly traded, this 1,000,000-share issuance represented a significant block of the Company’s total outstanding shares and the Company concluded that the market price on March 10, 2005 did not reflect the fair value of the shares at the time they were issued. Accordingly, following the end of the Company’s fiscal year, the Company took a marketability discount to arrive at an estimated fair market value of $5.31 per share. In September 2005, the Company received a third party valuation that supported the Company’s assessment that its value exceeded its book value (including the goodwill) and determined that no impairment was necessary.

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

Since June 30, 2004, the Company issued additional notes payable totaling $2,954,000, bearing interest at 10% per annum. Principal and any accrued interest is due the earlier of one year from issuance or the closing of the proposed private placement, as discussed in Note 5. Of the total amount of additional notes issued since June 30, 2004, $60,000 was from a related party. The note holders have an option to exchange all or part of the principal and accrued interest through March 31, 2005 for securities in the private placement at the private offering price. In addition, the notes have a warrant attached to purchase shares of common stock equal to their principal and accrued interest through March 31, 2005 amount divided by the $2.00 per share offering price in the private placement. Because the stock purchase price of the private placement is below the market price quotations at the date of issuance of the loans, a value for the warrants issued has been recorded as a discount to the debt and an addition to equity using the Black-Scholes valuation model. Also, because the conversion price of the debt was less than the market value on the date of issuance, an additional discount has been recorded for the beneficial conversion feature. The discount relating to the warrants and the beneficial conversion feature are amortized over the term of the debt and the expense is included as interest expense.

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

The Company has an obligation to register the Series A Common Stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The 45-day time period for filing this registration statement commenced on May 16, 2005.