Form 10QSB
period 2005-12-31
LIFELINE THERAPEUTICS, INC.
filed 2006-02-10
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-30489
Lifeline Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Colorado	84-1097796

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
6400 South Fiddler’s Green Circle, Suite 1970 Englewood, Colorado 80111

(Address of principal executive offices and Zip Code)
(720) 488-1711

(Registrant’s telephone number)
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of January 3, 2006, was 22,117,992.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

LIFELINE THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,
	2005	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$4,871,904	$3,385,205
Accounts receivable, (net)	528,106	1,020,131
Inventory	139,689	219,644
Deposit with manufacturer	642,693	991,560
Prepaid expenses	129,437	415,806

Total current assets	6,311,829	6,032,346

Property and Equipment, net	257,717	200,944
Intangible Assets, net	5,472,020	5,578,830
Deposits	296,144	31,192

TOTAL ASSETS	$12,337,710	$11,843,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$570,022	$657,528
Accrued expenses	445,510	207,672
Deferred revenue	777,750	—
Capital lease-current portion	1,844	—
Total Current Liabilities	1,795,126	865,200

Long-Term Liabilities
Capital lease-long term portion	4,176	—

Total Liabilities	1,799,302	865,200

Stockholders’ Equity
Preferred Stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, Series A — par value $.001, 250,000,000 shares authorized, 22,117,992 issued and outstanding	22,118	22,118
Common Stock, Series B — par value $.001, 250,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	17,282,858	17,231,832
Accumulated (deficit)	(6,766,568)	(6,275,838)

Total stockholders’ equity	10,538,408	10,978,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,337,710	$11,843,312

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues
Sales, net	$1,711,752	$—	$4,676,344	$—
Cost of sales	363,041	—	959,602	—

Gross profit	1,348,711	—	3,716,742	—

Operating expenses:
Marketing and customer service	829,917	—	1,974,387	—
General and administrative	1,041,232	277,490	2,106,642	527,152
Research and development	—	33,414	—	45,242
Donation of stock to charity	—	650,000	—	650,000
Depreciation and amortization	83,388	2,205	169,763	3,800

Total operating expenses	1,954,537	963,109	4,250,792	1,226,194

Operating income (loss)	(605,826)	(963,109)	(534,050)	(1,226,194)

Other income and (expense):
Interest income	34,858	—	55,633	—
Interest (expense)	(154)	(180,395)	(463)	(244,289)
Amortization of debt costs	—	(15,971)	—	(20,222)
Other (expense)	78	(4,784)	(11,850)	(4,784)

Net other income and (expense)	34,782	(201,150)	43,320	(269,295)

Net (loss)	$(571,044)		$(490,730)

		$(1,164,259)		$(1,495,489)

Basic and fully diluted (loss) per share:	($0.03)	($0.07)	($0.02)	($0.09)

Weighted average shares outstanding:	22,117,992	16,374,946	22,117,992	16,374,946

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31,
(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income (loss)	$(490,730)	$(1,495,489)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	169,763	3,800
Amortization of debt issuance costs	—	20,224
Amortization of debt discount	—	210,900
Loss on disposal of real estate	—	4,784
Charitable donation of common stock	—	650,000
Warrants related to employee compensation	2,772	—
Warrants related to compensation for services	48,254	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	492,025	—
Decrease in inventory	79,955	—
Decrease in deposits to manufacturer	348,867	—
Decrease in prepaid expenses	286,369	816
(Increase) in other assets	(264,952)	—
(Decrease) increase in accounts payable	(87,506)	1,101
Increase in accrued expenses	237,838	—
Increase in deferred revenue	777,750	—

Net Cash Provided (Used) by Operating Activities	1,600,405	(603,864)

Cash (Used) by Investing Activities:
Purchase of equipment	(95,238)	(21,587)
Payment of patent costs	(18,188)	(17,407)

Net Cash (Used) by Investing Activities	(113,426)	(38,994)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	604,000
Proceeds from notes payable — related party	—	60,000
Payment of debt issuance costs	—	(46,400)
Payment of stock offering costs	—	(15,510)
Sale of common stock	—	18,400
		—

Principal payments under capital lease obligation	(280)	—

Net Cash Provided by Financing Activities	(280)	620,490

Increase (decrease) in Cash	1,486,699	(22,368)
Cash and Cash Equivalents — Beginning Of Period	3,385,205	49,663

Cash and Cash Equivalents — End Of Period	$4,871,904	$27,295

Non-cash activities:
Acquisition of assets through capital lease	$6,300

LIFELINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of the Company as of and for the year ended June 30, 2005, which have been included in the Company’s filing on Form 10-KSB, as amended.
Note 1 — Organization and Basis of Presentation:
In the opinion of the management of Lifeline Therapeutics, Inc. (the “Company”), the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position as of December 31, 2005, and the results of operations for the three and six months ended December 31, 2005 and 2004 and the cash flows for the six months ended December 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year or for any future period.
The Condensed Consolidated Financial Statements and notes are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2005.
The Company is in the business of manufacturing, marketing and selling the product Protandim ® to individuals throughout the United States of America. Subsequent to June 30, 2005, the Company began selling to retail stores in addition to individuals. The Company’s principal operations are located in Englewood, Colorado.
For the period from July 1, 2003 (inception) to March 31, 2005, Lifeline Nutraceuticals Corporation, the Company’s wholly-owned subsidiary through which it conducts its operations, (“LNC”) had been in the development stage. LNC’s activities from inception until February 2005 consisted primarily of organizing LNC, developing a business plan, formulation and testing of product and raising capital. In late February 2005, the Company began sales of its product Protandim ® and commenced planned principal operations. Accordingly, the Company is no longer in the development stage.
Note 2 — Summary of Significant Accounting Policies:
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed interim financial statements. Actual results could differ from those estimates.
Revenue Recognition
The Company ships the majority of its product by United Parcel Service (UPS) and receives substantially all payment in the form of credit cards. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not refund customers for returned product. To date, the Company has experienced monthly returns of approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped. An accrual for possible product returns of approximately $19,000 was recorded as of December 31, 2005.
In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”). Among other terms of the agreement, GNC has the right to return any and all product shipped to them, at any time, for any reason. Since the Company does not have sufficient history with GNC to reasonably estimate the rate of product returns, the Company has deferred all revenue and costs related to these shipments. The Company will recognize this deferred revenue in the amount of $777,750 and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of December 31, 2005, inventory consisted of:

Finished Goods	$27,096
Deferred Costs on GNC Shipments	104,452
Packaging Supplies	8,141

$139,689

Earnings per share
Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six months ended December 31, 2005 and 2004, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
Intangible assets consist of:

Goodwill	$5,310,000
Patents & Trademark	120,350
Non-compete agreement, net	41,670

Intangible assets, net	$5,472,020

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
The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123(R), beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date, consistent with the recognition provisions of SFAS No. 123, the effect on the Company’s net loss and loss per share would be as stated in the Pro Forma amounts below.
In the six months ended December 31, 2004 no options were granted.
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
Warrants were granted to an employee and a director during the six months ended December 31, 2005. An adjustment to the net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

		Three Months Ended	Three Months Ended
		December 31, 2005	December 31, 2004
Net (loss):
	As Reported	$(571,044)	(1,164,259)
	Pro Forma	$(774,809)	(1,164,259)
Basis and Diluted Earnings Per Share:
	As Reported	$(0.03)	(0.02)
	Pro Forma	$(0.04)	(0.02)
The fair value of the options granted in the three and six months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	Risk free rate ranging from 3.84 percent to 4.42 percent

2.	Dividend yield of 0 percent

3.	Expected lives of up to 3 years, and

4.	Volatility factor of the expected market price of the Company’s stock ranging between 187 and 262 percent.
Certain prior period amounts have been reclassified to comply with current period presentation.
5.	dividend yield of 0 percent

6.	expected life of 2 years; and

7.	Volatility factor of the expected market price of the Company’s common stock ranging between 220 and 259 percent.
Note 3 — Stock Option Grants and Warrants
On October 12, 2005, the Company entered into an agreement to grant warrants to its Chairman of the Board of Directors (See note 5).
On November 28, 2005, the Company entered into an agreement to grant 1,000,000 stock options to its new CEO in accordance with a vesting schedule contained within the agreement. The purchase price per share is equal to the weighted average price for a share of common stock on the effective date. The options expire on the tenth anniversary of the effective date.
At December 31, 2005, 6,107,062 warrants to purchase common stock were outstanding. The warrants have exercise prices ranging between $1.85 and $9.85 with a weighted average exercise price of $2.35 and expiration dates ranging from July 31, 2007 to May 31, 2008.
Subsequent to December 31, 2005, the Company entered into an agreement to grant options to purchase 240,000 shares to its new CFO in accordance with the vesting schedule contained within the agreement. The purchase price per share is equal to the weighted average price for a share of common stock on the effective date. The options expire on the tenth anniversary of the effective date.
Note 4 — Income Taxes
At June 30, 2005, the Company had a net operating loss carryforward of approximately $1,979,700 that may be offset against future taxable income, if any. These carryforwards begin expiring in 2020 and are subject to review by the Internal Revenue Service.
Note 5 — Commitments

Chairman of the Board of Directors Compensation
On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the board of directors, agreed that Mr. Baz will continue to serve as Chairman from October 1, 2005 through September 30, 2006 in exchange for warrants to purchase 10,000 shares of common stock per month (in addition to the cash compensation being paid to him as a director and a member of the executive committee of the board of directors). The warrants contain an exercise price equal to the volume weighted average trading price of common stock on the Wednesday of each month that immediately precedes the last Thursday of the month. Each warrant is issued at the close of business on the trading day on which its exercise price is determined, and it will expire at the close of business on the second anniversary of that trading. There was no underwriter involved in the transaction, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
New Chief Executive Officer
Effective November 28, 2005, the Company entered into an employment agreement with Stephen K. Onody, pursuant to which Mr. Onody will serve as the Company’s Chief Executive Officer. The term of the agreement is from November 28, 2005 to November 28, 2008, during such time, Mr. Onody shall be entitled to an annual base salary of $280,000 and will be eligible to receive an annual bonus equal to 30% of his base salary based upon meeting certain operating and financial benchmarks to be established by the Company’s compensation committee. Mr. Onody was also granted an option to purchase 1,000,000 shares of the Company’s common stock subject to the vesting provisions contained in his employment agreement. The purchase price per share is equal to the weighted average price for a share of common stock on the effective date. The options expire on the tenth anniversary of the effective date.
Interim Chief Executive Officer
Pursuant to an agreement, effective as of August 1, 2005, with Tatum CFO Partners, LLP (“Tatum”) pursuant to which Brenda March served as the Company’s interim Chief Executive Officer, the Company paid Ms. March cash compensation of $ 78,200 for the three months ended December 31, 2005 and paid Tatum cash compensation of $ 18,000. The Company also granted Ms. March and Tatum warrants to purchase 7,200 and 1,800 shares of common stock, respectively. On December 9, 2005, the Company gave the required 30 days notice to terminate its agreement with Tatum and on January 13, 2006, Ms. March substantially ceased providing services to the Company under the terms of the agreement with Tatum.
Note 6 — Contingency
On December 7, 2005, an individual commenced a lawsuit naming Lifeline Therapeutics, Inc. and Lifeline Nutraceuticals Corporation and others as defendants in District Court, Arapahoe County, Colorado. The Plaintiff, John Bradley, alleges that he is entitled to additional compensation, in the form of approximately 450,000 shares of the Company’s common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleges violations of the Colorado Securities Act, breach of contract, and fraudulent inducement. The Company believes the claim is without merit and will vigorously defend itself.
Note 7 — Events Subsequent to December 31, 2005

New Chief Financial Officer
Effective January 4, 2006, the Company entered into an employment agreement with Gerald J. Houston, pursuant to which Mr. Houston will serve as the Company’s Chief Financial Officer. The term of the agreement is from January 4, 2006 to January 4, 2009. During such time, Mr. Houston shall be entitled to an annual base salary of $190,000 and will be eligible to receive an annual bonus equal to 30% of his base salary based upon meeting certain operating and financial benchmarks to be established by the Company’s compensation committee. The Company will reimburse Mr. Houston for relocation expenses up to a maximum amount of $25,000. Mr. Houston was also granted an option to purchase 240,000 shares of the Company’s common stock subject to the vesting provisions contained in his employment agreement. The purchase price per share is equal to the weighted average price for a share of common stock on the effective date. The options expire on the tenth anniversary of the effective date.

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
          You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE; Room 1580, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC. The SEC’s Internet site can be found at “http://www.sec.gov.” Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.lifelinetherapeutics.com. Once at www.lifelinetherapeutics.com, go to About Lifeline/Stock Information/ Recent SEC Filings. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-QSB.
Overview
          This management’s discussion and analysis discusses the financial condition and results of operations of Lifeline Therapeutics, Inc. and its wholly-owned subsidiary, Lifeline Nutraceuticals, Inc. (“Lifeline Nutraceuticals”). Lifeline Therapeutics, Inc. (the “Company”, “Lifeline Therapeutics”, or “we”, “us” or “our”) was formed as a Colorado corporation in June 1988 under the name “Andraplex Corporation.” We amended our name to “Yaak River Resources, Inc.” in January 1992 and to Lifeline Therapeutics, Inc. in October 2004. Our principal place of business is at Suite 1970, 6400 South Fiddler’s Green Circle, Englewood, CO 80111, telephone (720) 478-1711, fax (720) 488-1722.
          At the present time, we have only a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to enhance Superoxide Dismutase (“SOD”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is marketed as a “dietary supplement” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)).
          Protandim® is designed to induce your body to produce more of its own catalytic anti-oxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected on its ability to meet these criteria. Low, safe doses of each component ensure that unwanted additional effects that might be associated with one or another of the components are not seen with the formulation.
          We sell Protandim® directly to individuals as well as to retail stores. In June 2005, the Company and Protandim® were discussed on a nationally-televised news program, which led to a substantial increase in sales. Between June 2005 and December 2005, sales of Protandim® have declined on a monthly basis as the Company has not received continuing national exposure. During the three months ended December 31, 2005, the Company’s expenditures related to sales and marketing activities remained relatively stable.
          Our research efforts to date have been focused on investigating various aspects and consequences of the “imbalance of oxidants and anti-oxidants” – an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim® brand name in the future, although we cannot offer any assurance that we will be successful in this endeavor.
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
Recent Developments
          On November 28, 2005, we announced that the Board of Directors of the Company had appointed Stephen K. Onody as Chief Executive Officer of the Company effective November 28, 2005. Mr. Onody was also appointed to serve as a member of the Company’s Board of Directors. Mr. Onody replaced Brenda March who had been serving as the Company’s interim Chief Executive Officer since July 19, 2005. From November 2003 until just prior to joining Lifeline Therapeutics, Mr. Onody was Chairman and CEO of Onody Associates, LLC, a strategic partner to medtech and biosciences companies, providing hands-on guidance and leadership from development through commercialization. Accomplishments include becoming founder and/or partner for seven companies, participating in seven early-stage companies which successfully obtained financing, and becoming a Board member for three companies. Prior to that, Mr. Onody was Chief Executive Officer and Chairman of the Board of Colorado MEDtech, Inc. (CMED), a NASDAQ advanced medical and biotechnology company, from June 2000 through October 2003. In this position, Mr. Onody was instrumental in turning around the Company which was facing significant regulatory, legal and operating challenges and led a strategic re-direction of the Company; ultimately completing the sale of the company in July, 2003. Mr. Onody holds a Bachelor of Science degree in Biology from Seton Hall University and a Masters of Business Administration, Marketing and Management from Fairleigh Dickinson University.
          On January 4, 2006, Gerald J. Houston became chief financial officer of Lifeline Therapeutics, Inc. Mr. Houston replaced Mr. William B. Kutney who has served as the Company’s Chief Financial Officer since August 2005. Mr. Kutney will consult with the Company to ensure a smooth transition. Mr. Houston has most recently provided financial management consulting to early stage healthcare and biotechnology companies. Prior to that, as CFO of OpVista, Inc., an optical transport systems company based in Irvine, CA, he spearheaded the raising of $28 million in private funding as well as establishing the financial and administrative base of the company. He has held senior financial management positions at ROLM Corporation, IBM, Measurex Corporation and Spacelabs Medical. He received his B.A. from Georgetown University and M.B.A. from the Wharton School of Finance and Commerce.

Material Changes in Operating Results – Three Months and Six Months ended December 31, 2005 as compared to the Three Months and Six Months ended December 31, 2004
          We began significant sales of our product, Protandim®, in the three months ended June 30, 2005. Consequently we had neither revenues nor product costs in the three months ended December 31, 2004 or the six months ended December 31, 2004.
          We generated revenues of $1,711,752 during the three months ended December 31, 2005 and no revenues during the same period of the prior fiscal year. Cost of sales was $363,041 for the three months ended December 31, 2005, resulting in a gross profit of $1,348,711. We generated revenues of $4,676,344 during the six months ended December 31, 2005 and no revenues during the same period of the prior fiscal year. Cost of sales was $959,602 for the six months ended December 31, 2005, resulting in a gross profit of $3,716,742. We did not generate any revenue in the three and six months ending December 31, 2004 because we had not yet begun selling our Protandim® product.
          Our gross profit percentage for the three months ended December 31, 2005 was 79% and for the six months ended December 31, 2005 was 80%, which is similar to the 83% realized for the year ended June 30, 2005. The slight decline in margin is due to customer incentives for repeat sales experienced in periods following product launch.
          Total operating expenses reported during the three months ended December 31, 2005 were $1,954,537 as compared to operating expenses of $963,109 during the three months ended December 31, 2004. Operating expenses increased due to marketing and customer support requirements for our product and increased legal and general and administrative expenses. Total operating expenses recognized during the six months ended December 31, 2005 were $4,250,792 as compared to operating expenses of $1,226,194 during the six months ended December 31, 2004. Operating expenses increased due to our higher level of marketing and customer support activity required by product sales and increased general and administrative expenses during the six months ended December 31, 2005.
          As a result of our product sales level compared to our operating and other expenses, we generated a net loss of $571,044 for the three months ended December 31, 2005 compared to a loss of $1,164,259 for the three months ended December 31, 2004 and a net loss of $490,730 for the six months ended December 31, 2005 as compared to a loss of $1,495,489 for the six month period ended December 31, 2004.
          During the six months ended December 31, 2005, we have increased cash from June 30, 2005 by $1,486,699 due to increased sales volume and collection of accounts receivable. Cash at December 31, 2005 has also increased due to the receipt of funds pursuant to our contract with GNC.
          We believe that the factors set forth below caused two of the primary differences in our operating results for the three months and six months ended December 31, 2005 as compared with the three months and six months ended December 31, 2004:
•	We commenced sales of our product, Protandim ®, and incurred related expenses, during the three months and six months ended December 31, 2005 and not during the three months and six months ended December 31, 2004; and

•	In April and May 2005, we repaid or converted to common stock all our bridge financing and convertible debt, and thereby reduced our ongoing debt service for the three months and six months ended December 31, 2005 as compared with the three months and six months ended December 31, 2004.
          Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and ultimately our ability to generate additional revenues and profits from operations. At this time, we believe that Lifeline Therapeutics has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim ® for the next twelve months. Nevertheless, even if we do generate revenues at increasing levels, the revenues generated may not be greater than the expenses incurred. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we will be incurring during that period of time. The Company will also be impacted by its ability to successfully manage its contract work with GNC, including right of return provisions.
Liquidity and Capital Resources.
          As of December 31, 2005, cash, cash equivalents and short-term investments were $4,871,904, an increase of $1,486,699 as compared with cash, cash equivalents and short-term investments of $3,385,205 as of June 30, 2005.
          During the six months ended December 31, 2005, our net cash provided by operating activities was $1,600,405 compared to net cash used by operating activities of $603,864 during the same period of the prior fiscal year. Our positive cash flow from operations was primarily the result of the collection of accounts receivable, and decreases in deposits to manufacturers and in prepaid expenses, and sales of our product exceeding the amount required to purchase product.
          During the six months ended December 31, 2005, we used $113,426 in investing activities for the purchase of equipment and software. During the six months ended December 31, 2004 we used $38,994 in investing activity for the purchase of equipment and intangible assets.
          We had working capital at December 31, 2005 of $4,516,703, as compared to $5,167,146 in working capital as of June 30, 2005. Working capital declined $650,443 during the six months ended December 31, 2005 from June 30, 2005 primarily because of the Company’s deferred revenue of $777,750, (approximately $709,000 of which has already been collected), classified as a current liability at December 31, 2005.
          We currently anticipate that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for the next twelve months. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies
          We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the financial statements. Not all of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
          Management has discussed the development and selection of these critical accounting estimates with our board of directors and the audit committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.
          Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2% of sales.
          We offer a 30-day, money back unconditional guarantee to all customers. As of December 31, 2005, December shipments were subject to the money back guarantee. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.
          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. We established our allowance for product returns of approximately $19,000 on December 31, 2005. We have limited relevant historical data on product returns prior to December 31, 2005, as we did not have sales activity prior to the second half of fiscal 2005. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence will be maintained and will be based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We had no reserve for obsolete inventory as of December 31, 2005 because our product and raw materials have a shelf life of 3 years and all product and raw materials were bought in the second half of fiscal 2005.
          Revenue Recognition. We ship the majority of our product by United Parcel Service (UPS) and receive payment for those shipments in the form of credit cards. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days we do not refund customers for returned product. We have experienced monthly returns approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped because performance by us is considered met when shipped by UPS. An accrual for possible product returns of approximately $19,000 was recorded as of December 31, 2005.
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
Recently Issued Accounting Standards
          In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings per Share,” issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. As a result of our net losses in fiscal years 2005 and 2006, the inclusion of the potential shares underlying the debt instruments would be antidilutive and, as such, were excluded from the diluted earnings per share calculation.
          In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning July 1, 2006. Although we have not completed our analysis, we do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

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
PART II Other Information
Item 1. Legal Proceedings
          On December 7, 2005 an individual commenced a lawsuit naming Lifeline Therapeutics, Inc. and Lifeline Nutraceuticals Corporation and others as defendants in District Court, Arapahoe County,

Colorado. The plaintiff, John Bradley, alleges that he is entitled to additional compensation, in the form of approximately 450,000 shares of the Company’s common stock, for services rendered to the Company and Lifeline Nutraceutical. Principally, the suit alleges violations of the Colorado Securities Act, breach of contract, and fraudulent inducement. The Company believes the claim is without merit and will vigorously defend itself.
Item 2. Unregistered Sales of Equity Securities and use of proceeds
          Pursuant to an agreement with Mr. Baz, the Chairman of our Board of Directors, we issued Mr. Baz a warrant to purchase 10,000 shares of our common stock on each of October 26, 2005, November 23, 2005 and December 28, 2005 with exercise prices of $3.59, $3.54 and $1.98, respectively, which exercise prices were equal to the volume weighted average trading price of our common stock on the Wednesday of each month that immediately precedes the last Thursday of that month. There was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
          During the three months ended December 31, 2005, pursuant to an agreement with Tatum CFO Partners, LLP dated August 5, 2005 concerning our interim Chief Executive Officer we issued the following warrants: (i) warrants to purchase 2,400 shares of our common stock to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of October 2005, (ii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of November 2005, and (iii) warrants to purchase 2,400 shares to Brenda March and warrants to purchase 600 shares to Tatum CFO Partners, LLP with exercise prices equal to the volume weighted average trading price of our common stock for each Friday of December 2005. There was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
          On November 28, 2005, our Chief Executive Officer, Stephen K. Onody, was granted an option to purchase 1,000,000 shares of the Company’s common stock, with the purchase price equal to the weighted average price for a share of the Company’s common stock on November 28, 2005. 1/3 of the stock option shall vest on November 28, 2006 and the remaining 2/3 shall vest quarterly in eight equal installments, beginning ninety days after November 28, 2006 and ending on November 28, 2008. The option is also subject to accelerated vesting based upon the trading price of the Company’s common stock or a change of control of the Company as set forth in Mr. Onody’s employment agreement. There was no underwriter involved in the transaction, and the option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
10.7	Employment Agreement, dated November 28, 2005, between Stephen K. Onody and Lifeline Therapeutics, Inc. (incorporated by reference from the Company’s Form 8-K filed on November 29, 2005).

31.1	Certification of the principal executive officer pursuant to Rule 13a — 14(a).

31.2	Certification of the principal financial officer pursuant to Rule 13a — 14(a).

32.1	Section 1350 Certification.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeline Therapeutics, Incorporated
Date: February 8, 2006	/s/ Stephen K. Onody
Stephen K. Onody,
Chief Executive Officer

Date: February 9, 2006	/s/ Gerald J. Houston
Gerald J. Houston,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.7	Employment Agreement, dated November 28, 2005, between Stephen K. Onody and Lifeline Therapeutics, Inc. (incorporated by reference from the Company’s Form 8-K filed on November 29, 2005).

31.1	Certification of the principal executive officer pursuant to Rule 13a — 14(a).

31.2	Certification of the principal financial officer pursuant to Rule 13a — 14(a).

32.1	Section 1350 Certification.