Form 10QSB
period 2006-03-31
LIFELINE THERAPEUTICS, INC.
filed 2006-05-12
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
Commission file number 000-30489
LIFELINE THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	84-1097796

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6400 S. Fiddler’s Green Circle, Suite 1970 Englewood, Colorado 80111
(Address of principal executive offices)
(720) 488-1711
(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2006 was 22,117,992.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

LIFELINE THERAPEUTICS, INC.

PART I Financial Information
Item 1. Financial Statements
LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	(Unaudited)	(Audited)
	As of	As of
	March 31, 2006	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$4,651,128	$3,385,205
Accounts receivable, net	260,326	1,020,131
Inventories	183,978	219,644
Deposit with manufacturer	586,063	991,560
Prepaid expenses	480,647	415,806

Total current assets	6,162,142	6,032,346

PROPERTY AND EQUIPMENT, net	259,413	200,944

INTANGIBLE ASSETS, net	5,433,068	5,578,830

DEPOSITS	296,144	31,192

TOTAL ASSETS	$12,150,767	$11,843,312

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited)	(Audited)
	As of	As of
	March 31, 2006	June 30, 2005
CURRENT LIABILITIES:
Accounts payable	$875,304	$657,528
Accrued expenses	381,765	207,672
Deferred revenue	993,750	—
Current portion of capital lease obligation	1,913	—

Total current liabilities	2,252,732	865,200

Capital lease obligation, net of current portion	3,670	—

Total liabilities	2,256,402	865,200

SHAREHOLDERS’ EQUITY:
Preferred Stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, Series A — par value $.001, 250,000,000 shares authorized, 22,117,992 issued and outstanding	22,118	22,118
Common Stock, Series B — par value $.001, 250,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	17,309,727	17,231,832
Accumulated (deficit)	(7,437,480)	(6,275,838)

Total shareholders’ equity	9,894,365	10,978,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,150,767	$11,843,312

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	March 31,		March 31,
	2006	2005	2006	2005
REVENUES:
Sales, net	$1,390,623	$25,819	$6,066,967	$25,819
Cost of sales	296,089	10,088	1,255,691	10,088

GROSS PROFIT	1,094,534	15,731	4,811,276	15,731

OPERATING EXPENSES:
Charitable donation of stock	—	—	—	650,000
Marketing and customer service	697,644	74,083	2,672,031	74,083
General and administrative	997,339	542,198	3,103,982	1,082,408
Research and development	48,276	700	48,276	32,883
Depreciation and amortization	68,526	25,881	238,289	29,683

Total operating expenses	1,811,785	642,862	6,062,578	1,869,057

OPERATING (LOSS)	(717,251)	(627,131)	(1,251,302)	(1,853,326)

OTHER INCOME (EXPENSE)
Interest income	51,065	—	106,853	—
Interest (expense)	(141)	(892,698)	(681)	(1,157,209)
Other (expense)	(4,584)	—	(16,512)	(4,784)

NET OTHER INCOME (EXPENSE)	46,340	(892,698)	89,660	(1,161,993)

NET (LOSS)	$(670,911)	$(1,519,829)	$(1,161,642)	$(3,015,319)

NET (LOSS) PER SHARE
Basic and fully diluted	$(0.03)	$(0.09)	$(0.05)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	22,117,992	16,902,818	22,117,992	15,761,337

The accompanying notes are an integral part of these condensed consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Nine Month Periods Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,161,642)	$(3,015,319)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation and amortization	238,289	29,683
Amortization of debt issuance costs	—	203,897
Amortization of debt discount	—	825,492
Loss on disposal of assets	4,661	4,784
Stock related compensation	77,895	—
Charitable donation of common stock	—	650,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	759,805	—
(Increase) decrease in inventory	35,666	—
Decrease (increase) in manufacturer inventory deposit	405,497	(1,240,135)
(Increase) in prepaid expenses	(64,841)	—
(Increase) in other assets	(264,952)	(253,394)
Increase in accounts payable	217,778	895,638
Increase in accrued expenses	174,092	—
Increase in deferred revenue	993,750	—

Total adjustments	2,577,640	1,115,965

Net Cash Provided by (Used in) Operating Activities	1,415,998	(1,899,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(20,906)	(68,940)
Purchase of equipment	(128,452)	(30,105)
Cash paid for non-compete agreement	—	(125,000)

Net Cash (Used in) Investing Activities	(149,358)	(224,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	2,894,000
Proceeds from notes payable — related party	—	60,000
Payment of debt issuance costs	—	(742,300)
Payment of stock offering costs	—	(19,885)
Sale of common stock	—	18,400
Principal payments under capital lease obligation	(717)	—

Net Cash Provided by (Used in) Financing Activities	(717)	2,210,215

Increase in Cash	1,265,923	86,816

Cash and Cash Equivalents —
Beginning of period	3,385,205	49,663

Cash and Cash Equivalents —
End of period	$4,651,128	$136,479

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Nine Month Periods Ended
	March 31,
	2006	2005
Supplemental Cash Flow Information:
Interest Paid	$—	$—

Taxes Paid	$—	$—

Non-cash investing and financing activities:
Net cash paid to acquire subsidiary	$—	$—
Fair value of net assets acquired	—	25,275
Assumption of accrued expenses	—	(49,330)
Value of stock issued	$—	$24,055

Acquisition of asset through capital lease	$6,300	$—

The accompanying notes are an integral part of these condensed consolidated statements.

LIFELINE THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifeline Therapeutics, Inc. as of and for the year ended June 30, 2005 included in our Annual Report on Form 10-KSB.
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
In the opinion of the management of Lifeline Therapeutics, Inc. (the “Company”), the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2006, and the results of operations for the three and nine month periods ended March 31, 2006 and 2005 and the cash flows for the nine month periods ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.
The condensed consolidated financial statements and notes are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2005. For further information refer to the financial statements and notes thereto as of and for the year ended June 30, 2005, included in the Annual Report on Form 10-KSB on file with the SEC.
The Company is in the business of manufacturing, marketing and selling the product Protandim® to individuals throughout the United States of America. Subsequent to June 30, 2005, the Company began selling to retail stores in addition to individuals. The Company’s principal operations are located in Englewood, Colorado.
For the period from July 1, 2003 (inception) to March 31, 2005, Lifeline Nutraceuticals Corporation (“LNC”), the Company’s wholly-owned subsidiary through which it conducts its operations, had been in the development stage. LNC’s activities from inception until February 2005 consisted primarily of organizing LNC, developing a business plan, formulation and testing of product, and raising capital. In late February 2005, the Company began sales of its product Protandim® and commenced planned principal operations. Accordingly, the Company is no longer in the development stage.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed interim financial statements. Actual results could differ from those estimates.
Revenue Recognition The Company ships the majority of its product by United Parcel Service (“UPS”) and receives substantially all payment in the form of credit card charges. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not refund customers for returned product. To date, the Company has experienced monthly returns of approximately 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped. An accrual of approximately $25,000 for possible product returns was recorded as of March 31, 2006.
In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”). Among other terms of the agreement, GNC has the right to return any and all product shipped to it, at any time, for any reason. Since the Company does not have sufficient history with GNC to reasonably estimate the rate of product returns, the Company has deferred all revenue and costs related to these shipments. The Company will recognize this deferred revenue in the amount of $993,750 and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns.
Inventory Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of March 31, 2006 and June 30, 2005, inventory consisted of:

	March 31, 2006	June 30, 2005
Finished Goods	$47,682	$201,964
Deferred costs on GNC shipments	132,820	—
Packaging supplies	3,476	17,680

Total	$183,978	$219,644

Earnings per share Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended March 31, 2006 and 2005, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
As of March 31, 2006 and June 30, 2005, intangible assets consisted of:

	March 31, 2006	June 30, 2005
Patents and Trademark	$123,068	$102,162
Non-compete agreement, net	—	166,668
Goodwill *	5,310,000	5,310,000

Intangible assets, net	$5,433,068	$5,578,830

*	As discussed in Note 6 — Contingencies, in a Comment Letter dated March 6, 2006, issued in response to the Company’s filing of Amendment No. 1 to its SB-2 Registration Statement, the SEC Staff questioned the Company’s accounting for the March 10, 2005 agreement to purchase the outstanding minority interest in Lifeline Nutraceuticals Corp. The Company accounted for the transaction as an acquisition of a minority interest in its subsidiary utilizing the purchase method of accounting, resulting in goodwill of $5,310,000. The Company believes its accounting treatment is correct and is discussing this matter with SEC Staff. (See Note 6 — Contingencies).
Stock-Based Compensation The Company adheres to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 provides a method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock based compensation to employees and directors under APB No. 25 and utilizes the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to these individuals.
The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123, beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date, consistent with the recognition provisions of SFAS No. 123, the effect on the Company’s net loss and loss per share would be as stated in the pro forma amounts below.
In certain circumstances, the Company issued common stock for invoiced services, to pay creditors and in other similar situations. In accordance with SFAS No. 123, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
Warrants and options were granted to various consultants and directors for services rendered during the nine month period ended March 31, 2006. An adjustment to net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

	Three Month Period Ended		Nine Month Period Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net (loss):
As reported	$(670,911)	$(1,519,829)	$(1,161,642)	$(3,015,319)

Less: total share-based employee compensation determined under the fair value method for all options granted:	(571,933)	—	(810,370)	—

Pro Forma	$(1,242,844)	$(1,519,829)	$(1,972,012)	$(3,015,319)

Basic and diluted earnings per share:
As reported	$(0.03)	$(0.09)	$(0.05)	$(0.19)
Pro Forma	$(0.06)	$(0.09)	$(0.09)	$(0.19)
The fair value of the options granted in the three and nine month periods ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	Risk free rate ranging from 3.84% to 4.42%

2.	Dividend yield of 0%

3.	Expected lives of up to three (3) years, and

4.	Volatility factor of the expected market price of the Company’s stock ranging between 187% and 263%

Reclassification Certain prior period amounts have been reclassified to comply with current period presentation.
NOTE 3 — STOCK OPTION GRANTS AND WARRANTS
Interim Chief Executive Officer Pursuant to an agreement, effective as of August 1, 2005, with Tatum CFO Partners, LLP (“Tatum”), Brenda March served as the Company’s interim Chief Executive Officer. Under the terms of the agreement, the Company granted Ms. March and Tatum warrants to purchase 7,200 and 1,800 shares of common stock, respectively. Subsequent to August 1, 2005, an additional 6,742 and 1,686 warrants were granted. On January 13, 2006, Ms. March substantially ceased providing services to the Company under the terms of the agreement with Tatum and no further warrants have been granted.
Chairman of the Board of Directors Compensation On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the Board of Directors, agreed that Mr. Baz will continue to serve as Chairman from October 1, 2005 through September 30, 2006 in exchange for warrants to purchase 10,000 shares of common stock per month (in addition to the cash compensation being paid to him as a director and a member of the Executive Committee of the Board of Directors). The warrants contain an exercise price equal to the volume weighted average trading price of common stock on the Wednesday of each month that immediately precedes the last Thursday of the month. Each warrant is issued at the close of business on the trading day on which its exercise price is determined, and will expire at the close of business on the second anniversary of the issue date. There was no underwriter involved in the transaction, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Chief Executive Officer On November 28, 2005, our Chief Executive Officer, Stephen K. Onody, was granted an option to purchase 1,000,000 shares of the Company’s common stock, with the purchase price equal to the weighted average price for a share of the Company’s common stock on November 28, 2005. One-third of the stock option shall vest on November 28, 2006 and the remaining two-thirds shall vest quarterly in eight equal installments, beginning ninety days after November 28, 2006 and ending on November 28, 2008. The option is also subject to accelerated vesting based upon the trading price of the Company’s common stock or a change of control of the Company as set forth in Mr. Onody’s employment agreement. There was no underwriter involved in the transaction, and the option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Chief Financial Officer On January 4, 2006, our Chief Financial Officer, Gerald J. Houston, was granted an option to purchase 240,000 shares of the Company’s common stock, with the purchase price equal to the weighted average price for a share of the Company’s common stock on January 4, 2006. One-third of the stock option shall vest on January 4, 2007 and the remaining two-thirds shall vest quarterly in eight equal installments, beginning ninety days after January 4, 2007 and ending on January 4, 2009. The option is also subject to accelerated vesting based upon the trading price of the Company’s common stock or a change of control of the Company as set forth in Mr. Houston’s employment agreement. There was no underwriter involved in the transaction, and the option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Board Members and Others On February 1, 2006, the Company granted options to board members serving on various committees. Members of the Audit Committee, Marketing Committee, Science Committee and Executive Committee of the Board of Directors, other than the Chairman of these Committees, received options to acquire 12,000 shares of the Company’s common stock, with the Chairman of each of the Audit Committee, Marketing Committee and Science Committee to receive options to acquire 24,000 shares of the Company’s common stock. Members of the Compensation Committee and Nominating Committee, other than the Chairman of these Committees, received options to acquire 6,000 shares of the Company’s common stock, with the Chairman of these Committees receiving options to acquire 12,000 shares of the Company’s common stock. One-twelfth of each of these options became exercisable on February 1, 2006, with the remainder of each option becoming exercisable on the last day of the calendar month beginning February 28, 2006. The exercise price of the options granted is equal to the volume weighted average trading price of the Company’s common stock on February 1, 2006.
As of March 31, 2006, 7,876,294 total warrants and options to purchase common stock were outstanding. The compensation based warrants and options have exercise prices ranging between $1.85 and $9.85, with a weighted average exercise price of $2.55 and expiration dates ranging from July 31, 2007 to January 4, 2016. During the three and nine month periods ended March 31, 2006, 763,258 and 1,108,170 warrants and options to purchase common stock of the Company were granted respectively.
As of March 31, 2006, 1,874,428 compensation based warrants and options to purchase common stock were outstanding. The compensation based warrants and options have exercise prices ranging between $1.85 and $9.85, with a weighted average exercise price of $3.26 and expiration dates ranging from July 31, 2007 to January 4, 2016.
As of March 31, 2006, 6,001,866 investment based warrants and options to purchase common stock were outstanding. The investment based warrants and options have exercise prices ranging between $2.00 and $2.50, with a weighted average exercise price of $2.33 exercisable through April 18, 2008.
NOTE 4 — INCOME TAXES
At June 30, 2005, the Company had a net operating loss carryforward of approximately $ 1,979,700 that may be offset against future taxable income, if any. These carryforwards begin expiring 2020 and are subject to review by the Internal Revenue Service. A valuation allowance has been established equal to the estimated tax benefit, due to the uncertainty of the net operating loss utilization.
NOTE 5 — COMMITMENTS
The Company has granted warrants and options to various members of the Board of Directors, Officers, and certain Employees and Consultants providing services to the Company (see Note 3). Warrants and options granted by the Company as compensation do not continue to vest after departure of the recipient.
NOTE 6 — CONTINGENCIES
On December 7, 2005, an individual commenced a lawsuit naming Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and others as defendants in District Court, Arapahoe County, Colorado. The Plaintiff, John Bradley, alleges that he is entitled to additional compensation, in the form of approximately 450,000 shares of the Company’s common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleges violations of the Colorado Securities Act, breach of contract, and fraudulent inducement. The Company believes the claim is without merit and will vigorously defend itself.
In a Comment Letter dated March 6, 2006, issued in response to the Company’s filing of Amendment No. 1 to its SB-2 Registration Statement, the SEC Staff stated that the Company’s accounting for the March 10, 2005 agreement to purchase the outstanding minority interest in Lifeline Nutraceuticals Corp. “appears inconsistent with the substance of the transaction” and that “[i]f the 1 million shares were... issued to settle a legal dispute..., then an expense should have been immediately recognized for the fair value of the 1 million shares issued...”. The Company accounted for the transaction as an acquisition of a minority interest in its subsidiary utilizing the purchase method of accounting, resulting in goodwill of $5,310,000. A third party valuation supported the Company’s assessment that the Company’s fair market value exceeded its book value including goodwill and determined that no impairment of the goodwill was necessary. In the March 6 Comment Letter, however, the SEC requested that the Company “revise the financial statements by filing amendments to the Form SB-2, as well as the 6/30/05 10-KSB and the 3/31/05, 9/30/05 and 12/31/05 10-QSB filings.”
The Company believes that its accounting treatment is correct and that no such revisions are necessary. We are discussing this matter with the SEC Staff, and intend to pursue this matter accordingly.

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
You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC. The SEC’s Internet site can be found at “http://www.sec.gov.” Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.lifelinetherapeutics.com. Once at www.lifelinetherapeutics.com, go to About Lifeline/Stock Information / Recent SEC Filings. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-QSB.
Overview
This management’s discussion and analysis discusses the financial condition and results of operations of Lifeline Therapeutics, Inc. (the “Company”, “Lifeline Therapeutics”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). Lifeline Therapeutics, Inc. was formed as a Colorado corporation in June 1988 under the name “Andraplex Corporation.” We amended our name to “Yaak River Resources, Inc.” in January 1992, and to Lifeline Therapeutics, Inc. in October 2004. Our principal place of business is at Suite 1970, 6400 South Fiddler’s Green Circle, Englewood, Colorado 80111, telephone (720) 478-1711, fax (720) 488-1722.

At the present time, we have only a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to enhance Superoxide Dismutase (“SOD”) in the brain, liver and blood, the primary battlefields for oxidative stress. Protandim® is marketed as a “dietary supplement” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)).
Protandim® is designed to induce the body to produce more of its own catalytic anti-oxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected for its ability to meet these criteria. Low, safe doses of each component ensure that unwanted additional effects that might be associated with one or another of the components are not seen with the formulation.
We sell Protandim® directly to individuals as well as to retail stores. In June 2005, the Company and Protandim® were discussed on a nationally-televised news program, which led to a substantial increase in sales. Between June 2005 and March 2006, sales of Protandim® have declined on a monthly basis as the Company has not received continuing national exposure. During the three month period ended March 31, 2006, the Company’s expenditures related to sales and marketing activities increased over the three month period ended March 31, 2005.
Our research efforts to date have focused on investigating various aspects and consequences of the “imbalance of oxidants and anti-oxidants” — an abnormality which is an underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim® brand name in the future, although we cannot offer any assurance that we will be successful in this endeavor.
The primary operational components of our business are outsourced to companies that we believe possess a high degree of professionalism and achievement in their particular fields of endeavor. One advantage of outsourcing we hope to achieve is a more direct correlation of the costs we incur to our level of product sales versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to the human capital required to successfully manage these operational components. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.
Recent Developments
On January 4, 2006, Gerald J. Houston became Chief Financial Officer of Lifeline Therapeutics, Inc. Mr. Houston replaced Mr. William B. Kutney, who had served as the Company’s Chief Financial Officer since August 2005. Mr. Houston most recently provided financial management consulting services to early stage healthcare and biotechnology companies. Prior to that, as CFO of OpVista, Inc., an optical transport systems company based in Irvine, CA, he spearheaded the raising of $28 million in private funding as well as establishing the financial and administrative base of the company. He has held senior financial management positions at ROLM Corporation, IBM, Measurex Corporation and Spacelabs Medical. He received his B.A. from Georgetown University and M.B.A. from the Wharton School of Finance and Commerce.
Material Changes in Operating Results — Three Months and Nine Months ended March 31, 2006 as compared to the Three Months and Nine Months ended March 31, 2005
We began significant sales of our product, Protandim®, in the fourth quarter ended June 30, 2005, and as a consequence, sales for the three and nine month periods ended March 31, 2005 were minimal.

We generated revenues of $1,390,623 during the three month period ended March 31, 2006 and $25,819 during the same period of the prior fiscal year. For the three month periods ended March 31, 2006 and March 31, 2005, cost of sales was $296,089 and $10,088 resulting in a gross profit of $1,094,534 and $15,731, respectively. We generated revenues of $6,066,967 during the nine month period ended March 31, 2006 and $25,819 during the same period of the prior fiscal year. For the nine month periods ended March 31, 2006 and March 31, 2005, cost of sales was $1,255,691 and $10,088 resulting in a gross profit of $4,811,276 and $15,731, respectively.
Our gross profit percentage for the three and nine month periods ended March 31, 2006 was 79%, which is slightly lower than the 83% realized for the year ended June 30, 2005. The slight decline in margin is due to customer incentives for repeat sales in periods following product launch.
Total operating expenses reported during the three month period ended March 31, 2006 were $1,811,785 as compared to operating expenses of $642,862 during the three month period ended March 31, 2005. Operating expenses increased due to marketing and customer support requirements for our product and increased legal and general and administrative expenses. Total operating expenses recognized during the nine month period ended March 31, 2006 were $6,062,578, as compared to operating expenses of $1,869,057 during the nine month period ended March 31, 2005. Operating expenses increased due to our higher level of marketing and customer support activity required by product sales and increased general and administrative expenses during the nine month period ended March 31, 2006.
As a result of our product sales level compared to our operating and other expenses, we generated a net loss of $(670,911) for the three month period ended March 31, 2006, compared to a loss of $(1,519,829) for the three month period ended March 31, 2005, and a net loss of $(1,161,642) for the nine month period ended March 31, 2006, as compared to a loss of $(3,015,319) for the nine month period ended March 31, 2005.
During the nine month period ended March 31, 2006, we increased cash from June 30, 2005 by $1,265,923 due to increased sales volume, collection of accounts receivable and the receipt of funds pursuant to our contract with General Nutrition Distribution, LP (“GNC”).
We believe the primary difference in our operating results for the three and nine month periods ended March 31, 2006, as compared with the three and nine month periods ended March 31, 2005 is that we commenced sales of our product, Protandim®, and incurred related expenses, during the three and nine month periods ended March 31, 2006. Product sales were only commencing during the three and nine month periods ended March 31, 2005.
Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that Lifeline Therapeutics has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim® for the next twelve months. Nevertheless, even if we do generate revenues at increasing levels, the revenues generated may not be greater than the expenses incurred. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we will be incurring during that period of time. The Company will also be impacted by its ability to successfully manage its significant contract work with GNC, including right of return provisions.
Liquidity and Capital Resources
As of March 31, 2006, cash, cash equivalents and short-term investments were $4,651,128, an increase of $1,265,923, as compared with cash, cash equivalents and short-term investments of $3,385,205 as of June 30, 2005.

During the nine month period ended March 31, 2006, our net cash provided by operating activities was $1,415,998 compared to net cash used by operating activities of $(1,899,354) during the same period of the prior fiscal year. Our positive cash flow from operations was primarily the result of the collection of accounts receivable and sales of our product exceeding the amount required to purchase product. This increase in cash provided by operations was primarily because of demand for Protandim®, both on a direct sale basis and through deferred retail distribution by GNC.
During the nine month period ended March 31, 2006, we used $149,358 in investing activities for the purchase of equipment and intangible assets. During the nine month period ended March 31, 2005 we used $224,045 in investing activities for the purchase of equipment and intangible assets.
We had working capital at March 31, 2006 of $3,909,410, as compared to $5,167,146 in working capital as of June 30, 2005. Working capital decreased $1,257,736 during the nine month period ended March 31, 2006 from June 30, 2005, primarily because of the Company’s deferred revenue of $993,750, (approximately $872,790 of which has already been collected), classified as a current liability at March 31, 2006.
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
Management has discussed the development and selection of these critical accounting estimates with our Board of Directors, and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.
Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2% of sales.
We offer a 30-day, money back unconditional guarantee to all customers. As of March 31, 2006, March shipments were subject to the money back guarantee. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. We have a reserve for product returns of approximately $25,000 on March 31, 2006. We have limited relevant historical data on product returns prior to December 31, 2005, as we did not have sales activity prior to the second half of fiscal 2005. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence will be maintained and will be based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We had no reserve for obsolete inventory as of March 31, 2006 because our product and raw materials have a shelf life of three (3) years and all product and raw materials were bought in the second half of fiscal 2005.
Revenue Recognition. We ship the majority of our product by United Parcel Service (UPS) and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days we do not refund customers for returned product. We have experienced monthly returns approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped because performance by us is considered met when shipped by UPS. As of March 31, 2006, the Company has a reserve of approximately $25,000 for possible product returns.
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
Beneficial Conversion Feature of Debt. In accordance with Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recognize the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid-in capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.
Research and Development Costs. We have expensed all of our payments related to research and development activities.
Recently Issued Accounting Standards
In September 2004, the EITF of the Financial Accounting Standards Board (“FASB”) reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of Statement of Financial Accounting Standard (“SFAS”) 128, Earnings per Share, issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. As a result of our net losses in fiscal years 2005 and 2006, the inclusion of the potential shares underlying the debt instruments would be antidilutive and, as such, were excluded from the diluted earnings per share calculation.
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
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record stock option expense in our financial statements based on a fair value methodology. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt SFAS 123(R) starting with the first quarter of our fiscal year beginning July 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and the method and timing of adoption.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning July 1, 2006. Although we have not completed our analysis, we do not believe the adoption of SFAS 153 will have a material impact on our financial statements.
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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.
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
PART II Other Information
Item 1. Legal Proceedings
On December 7, 2005, an individual commenced a lawsuit naming Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and others as defendants in District Court, Arapahoe County, Colorado. The plaintiff, John Bradley, alleges that he is entitled to additional compensation, in the form of approximately 450,000 shares of the Company’s common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleges violations of the Colorado Securities Act, breach of contract, and fraudulent inducement. The Company believes the claim is without merit and will vigorously defend itself.
Item 2. Unregistered Sales of Equity Securities and use of proceeds
The Company has granted warrants and options to various members of the Board of Directors, Officers, and certain Employees and Consultants providing services to the Company (see Note 3). For these compensatory options and warrants, there was no underwriter involved in the transactions, and the options and warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
31.1 Certification of the principal executive officer pursuant to Rule 13a — 14(a).
31.2 Certification of the principal financial officer pursuant to Rule 13a — 14(a).
32.1 Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELINE THERAPEUTICS, INC.

Date: May 12, 2006	/s/ Stephen K. Onody

Stephen K. Onody,
Chief Executive Officer

Date: May 12, 2006	/s/ Gerald J. Houston

Gerald J. Houston,
Chief Financial Officer

EXHIBIT INDEX
31.1 Certification of the principal executive officer pursuant to Rule 13a — 14(a).
31.2 Certification of the principal financial officer pursuant to Rule 13a — 14(a).
32.1 Section 1350 Certification.