Form 10KSB
period 2006-06-30
LIFELINE THERAPEUTICS, INC.
filed 2006-09-28
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-30489
LIFELINE THERAPEUTICS, INC.
(Name of small business issuer in its charter)

Colorado	90-0224471
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6400 S. Fiddler’s Green Circle, #1970
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (720) 488-1711
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Series A $0.001 par value per share
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Registrant’s revenues for the fiscal year ended June 30, 2006 were $7,165,819.
     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on August 31, 2006 was $6,736,367, which excludes 14,755,842 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.
     The number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share, as of August 31, 2006, was 22,117,992 shares.
     Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Report on Form 10-KSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
          These forward-looking statements are identified in this report by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our short operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers and a single product for our revenue;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock; and

•	Other factors, including the other risks, uncertainties, and contingencies under “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” in Item 6 of Part II of this report.
          When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview
     Lifeline Therapeutics, Inc. (the “Company” or “Lifeline Therapeutics”) markets Protandim®, a patent-pending dietary supplement that is intended to increase the body’s natural antioxidant protection by inducing two protective enzymes, superoxide dismustase and catalase. Our principal place of business is at 6400 South Fiddler’s Green Circle, Suite 1970, Greenwood Village, CO 80111, telephone (720) 478-1711, fax (720) 488-1722.
Our Product
     Protandim®, which is currently our only product, is a proprietary blend of ingredients that has demonstrated the ability to induce two protective enzymes, superoxide dismutase (“SOD”) and catalase (“CAT”), in the brain, liver, and blood. Protandim® is intended to combat oxidative stress to the human body by producing SOD and CAT. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. Oxidative stress is widely believed to play a key role in the aging process, and the body’s defenses against oxidative stress and free radicals decrease with age.
     Reactive oxygen species (“ROS”) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age. Normally, cellular anti-oxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are SOD and CAT. However, the levels of these protective anti-oxidant enzymes decrease with age and are reduced in a number of disease conditions.
     SOD is the body’s most effective natural anti-oxidant. SOD works in conjunction with CAT. A by-product of SOD’s potent anti-oxidant activity is hydrogen peroxide, a dangerous substance that needs to be subsequently converted into water and oxygen by CAT. Together, these enzymes constitute the first line of defense and repair for the body. However, unlike Protandim®, current SOD and CAT oral supplements can neither be absorbed by the human body nor work in conjunction with each other in one safe, orally-available pill.
     Protandim® is designed to induce the body to produce more of its own anti-oxidant enzymes and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected for its ability to meet these criteria. The Protandim® formulation includes low, safe doses of each component which is intended to prevent unwanted side effects that might be associated with one or another of the components individually.
     Protandim’s® ability to produce SOD and CAT has been demonstrated through studies on animals and humans. The name Protandim® is derived from: “promoting the tandem” co-regulation of SOD and CAT. Protandim® and the intellectual property related to its development are owned by our subsidiary, Lifeline Nutraceuticals Corporation (“Lifeline Nutraceuticals” or “LNC”).

Our Business Model
     The primary operational components of our business, including the manufacturing, marketing and distribution of Protandim®, are outsourced to companies we believe possess a high degree of professionalism and achievement in their particular fields. By outsourcing these operational tasks, we hope to tie our costs closely to our level of product sales and avoid the relatively high costs of building our own infrastructure. We also believe our approach minimizes the need for a large manufacturing workforce or sales staff by permitting us to monitor and manage the operational components of our manufacturing, marketing and distribution providers. Outsourcing also provides additional production capacity that is available to us without significant advance notice, and often at lower prices than if we added production in house.
     Manufacturing. We have retained The Chemins Company of Colorado Springs, Colorado (“Chemins”) to produce Protandim® under a manufacturing agreement dated February 26, 2004 and amended January 17, 2005. The agreement with Chemins has a continuous term, but may be terminated by either party upon 90 days written notice. Under the agreement,
•	Chemins has ordered and received the raw materials required for one million bottles of Protandim® and

•	we have paid Chemins to acquire bottling and packaging materials, and to commence manufacturing 500,000 bottles of Protandim®.

•	Chemins delivers product to us based on our purchase orders and additional payments. Through June 30, 2006, Chemins had shipped or delivered 289,000 bottles of Protandim® to our fulfillment center and retail distributor, General Nutrition Distribution, LP (“GNC”). As of June 30, 2006, an additional 211,000 bottles remain to be shipped from the initial 500,000-bottle order.
Through June 30, 2006, we paid Chemins approximately $1,800,000 for delivered product, which includes the deposit for the purchase of raw and packaging materials for a total of one million bottles of Protandim®. We will pay Chemins an additional $800,000 for the remaining product.
     Chemins has significant experience in manufacturing dietary supplements. Its plant complies with the cGMP (current good manufacturing practices) for foods in general. Currently there are no specific cGMPs for dietary supplements. While we currently have a contract with Chemins in place, we cannot assure you that this manufacturer will continue to supply our product to us in the quantities we require, or at all.
     Marketing. We market Protandim® through print and radio media advertising as well as electronic marketing efforts. In June 2005, the Company and Protandim® were discussed on a nationally-televised news program. We also regularly train and educate customer service representatives to correctly and appropriately represent the product to consumers.
     The AND Group, a strategic consultancy firm, was engaged to lead the development of Protandim®‘s brand platform and consumer messaging hierarchy to include: structure/function statement, product description, core product benefits, and proof points.
     LeGrand Hart was retained as Protandim®‘s public relations firm with assignments including developing a strategic and tactical public relations plan, refining core messaging for public relations applications, aggregating media coverage of relevant issues and competitive news, developing target media lists and outreach programs.

     Karsh + Hagan Communications, Inc. was retained as Protandim®‘s advertising agency of record. Karsh’s scope of work included finalizing brand positioning and character, logo development, package design, media planning and buying, collateral material (i.e. Brochures) and advertising (i.e. print, radio, online) development.
     In addition to the marketing services that we outsource to these outside firms, we also have an internal sales/marketing group consisting of two full-time employees and an independent consultant.
     Sales. In July 2005, we entered into an agreement with General Nutrition Distribution, LP (“GNC”). Pursuant to our agreement with GNC, sales are made on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. Since we do not have sufficient history with GNC to reasonably estimate the rate of product returns, we have deferred all revenue and costs related to these retail shipments. Through June 30, 2006, this deferred revenue has totaled $1,144,950. The Company will recognize the deferred revenue from this sales channel and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns from the retail channel.
     In addition to sales through our retail distributors, we also sell Protandim® directly to individuals through our product website (www.protandim.com) and a call center utilizing a toll-free number (1-8PROTANDIM or 1-877-682-6346). The toll-free number is answered by Convergys, Inc. (“Convergys”), with which we have contracted to provide call center services. Convergys will answer sales calls for us on an around-the-clock basis. Customer service calls to another toll-free number (1-877-488-1711) are answered in our offices in Greenwood Village, Colorado. Our employees are available to respond to our customers’ needs, answer questions, track packages, provide refunds, if necessary, and process sales orders. Our website and the call center direct shipping orders to United Parcel Service (“UPS”), our fulfillment center. UPS offers package tracking by toll-free number or online so that our customers or our customer service department can determine the status of a shipment.
Research and Development
     Our research efforts to date have focused on investigating various aspects and consequences of the “imbalance of oxidants and anti-oxidants,” an abnormality which is an underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim® brand name in the future. We cannot offer any assurance that we will be successful in this endeavor. Product research and development expenses were approximately $114,200 and $37,900 for fiscal 2006 and 2005, respectively.
The U.S. Dietary Supplement Market
     According to the Nutrition Business Journal, the U.S. supplement market was estimated to be over $21 billion in 2005 as reflected in the following charts:

2005 U.S. Nutrition Industry Revenues ($mil in Consumer Sales)

2005	Retail-NHF	Retail-MM	Mail Order	MLM	Practitioner	Internet	Total

Supplements	7,741	6,036	1,287	4,198	1,548	506	21,316
Natural & Organic Foods	11,466	9,307	17	29	6	14	20,840
Functional Foods	2,903	23,337	27	213	32	147	26,660
N&O Personal Care, etc.	3,291	757	222	1,962	233	91	6,556

Total	25,401	39,437	1,554	6,402	1,819	757	75,372
Source: NBJ, Nutrition Business Journal primary research includes NBJ surveys of natural food, supplement and NPC manufacturers, distributors, MLM firms, mail order, internet and raw material companies and numerous interviews with major retailers (WalMart, Costco, etc.), manufacturers, suppliers and industry experts. Secondary sources include Information Resources Inc., SPINS, ACNielsen, Natural Foods Merchandiser, OTC Update, Progressive [ILLEGIBLE], Supermarket Business, US Census Bureau, company data and others. NHF represents natural, health food, supplement and specially retail outlets. MM represents grocery, drug, mass merchandise, club and convenience stores. Mail Order represents catalogs, direct mail and direct response TV and radio. Practitioners represent conventional and alternative practitioners selling to patients. Note: NBJ classifies [ILLEGIBLE]milk and selected other categories only as functional for the purposes of this all industry chart to avoid double counting, even though it can also be classified as a natural & organic.
Source: Nutrition Business Journal, June/July, 2006
We believe that the growth in this market is driven by a number of factors including:

•	increased awareness of the health benefits of dietary supplements;

•	a trend toward preventive health care;

•	an increase in the number of older Americans; and

•	health care consumers’ interest in managing their own health needs.
Target Market
     Our primary target markets for Protandim® are the 1) health and wellness markets and 2) elderly populations. We are marketing Protandim® in the United States in media targeted toward these age groups. We plan to test specific targeted messages within younger market segments. Demographically, the more specific initial segments within these age categories would include higher-educated, higher-income individuals that already espouse a healthy lifestyle and have some attributes of consumers concerned about their wellness. With increased awareness and media support, we believe the demographic appeal can be broadened to more mainstream consumers and persons within lower socio-economic strata.
Competition
     Although we believe that Protandim® reflects a unique product in the nutraceutical and pharmaceutical industries, there are a number of potential competitors to Protandim®.
     Vitamin C, vitamin E, Coenzyme Q-10 and other sources of exogenous anti-oxidants are often considered competitors of Protandim®. We believe these substances should not be considered competitors because they are oxygen radical scavengers, and are not enzymatic, meaning that they do not work within the cells of the human body. Our research indicates that Protandim® generates intra-cellular anti-oxidants, such as SOD and CAT, within the cells of the body. We believe that the body’s internal anti-oxidant enzymes, produced at homeostatic levels, provide a better defense against oxidative stress than exogenous sources of anti-oxidants.
     There are many companies performing research into anti-oxidants, and these companies are intensely competitive. At least one entity is currently marketing a direct competitor to Protandim®, and it is highly likely that one or more additional entities will develop, purchase, or license from a third party, competitive products along the lines of our focus. Thus, we expect that we will be subject to significant competition that will intensify as these markets develop.
     Many of our actual and potential competitors have longer operating histories and possess greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. As the dietary supplement industry grows and changes, retailers may align themselves with larger suppliers who may be more financially stable, market a broad portfolio of products or offer better customer service. Competition with companies of this nature could materially adversely affect our business, operating results, or financial condition.
Product Liability and Other Insurance
     We have product liability insurance coverage for our Protandim® product that we believe is adequate to protect us. We have also obtained commercial property and liability coverage, as well as directors’ and officers’ liability insurance.
Intellectual Property, Patents, and Royalty Agreements
     Protandim® is a proprietary, patent-pending dietary supplement formulation for enhancing SOD and CAT. The patent applications protecting this formulation are listed below and have been assigned to our subsidiary, LNC.
     We will protect our intellectual property and license rights through patent protection, trade secrets and contractual protections and intend to develop a strong brand identity in the Protandim® mark. Although we do not currently license our intellectual property to any third parties, we may choose to provide such licensing arrangements in the future to provide a potential new revenue source.
     Our intellectual property is covered, in part, by three U.S. utility patent applications on file in the U.S. Patent and Trademark Office (“USPTO”). A Patent Cooperation Treaty (PCT) International Patent Application is also on file. These patent applications claim the benefit of priority of seven U.S. provisional patent applications listed below and are directed to compositions, methods and methods of manufacture. The earliest filing date for this family is

March 23, 2004. If issued, the expected term is through March 23, 2025, assuming there are no term extensions. These patent applications include:
U.S. Provisional Patent Applications*
•	U.S. Application Serial Number 60/555,802, filed on March 23, 2004 (expired);

•	U.S. Application Serial Number 60/590,528, filed on July 23, 2004 (expired);

•	U.S. Application Serial Number 60/604,638, filed on August 26, 2004 (expired);

•	U.S. Application Serial Number 60/607,648, filed on September 7, 2004 (expired);

•	U.S. Application Serial Number 60/610,749, filed on September 17, 2004 (expired);

•	U.S. Application Serial Number 60/643,754, filed on January 13, 2005 (expired);

•	U.S. Application Serial Number 60/646,707, filed on January 25, 2005 (expired); and

•	U.S. Application Serial Number 60/758,814, filed on January 13, 2006.

*	Provisional patent applications expire within 12 months of the filing date of the application. Applications were filed within the 12 months resulting in no forfeiture of either priority date or rights to intellectual property.
U.S. Utility Patent Applications
•	U.S. Application Serial Number 11/088,323, filed on March 23, 2005 and claiming the benefit of priority to all the above-referenced U.S. provisional patent applications.

•	U.S. Application Serial Number 11/216,313, filed on August 31, 2005 and claiming the benefit of priority of U.S. Application Serial Number 11/088,323, filed on March 23, 2005, as well as all the above-referenced U.S. provisional patent applications.

•	U.S. Application Serial Number 11/216,514, filed on August 31, 2005 and claiming the benefit of priority of U.S. Application Serial Number 11/088,323, filed on March 23, 2005, as well as all the above-referenced U.S. provisional patent applications.
     We do not anticipate final grant or denial of the above-referenced U.S. utility applications prior to April 2007.
PCT International Patent Applications
•	PCT Application Serial Number PCT/US2005/009783, filed on March 23, 2005 and claiming the benefit of priority to seven of the above-referenced U.S. provisional patent applications. This application is scheduled for National Phase filing on or before September 23, 2006.
     Trademark. We have applied for registration of the Protandim® trademark in the U.S., Canada, Japan, the European Community, Taiwan, China, and South Korea. Protandim® is registered on the Principal Register of the USPTO as U.S. Reg. No. 2,999,080. Common law rights are also in force in the U.S. and Canada. We do not know with resonable certainty the timing of the final grant or denial of applications to register Protandim® in Canada, Japan, Taiwan, China, the European Community or South

Korea.
Governmental Approval and Regulations
     The formulation, manufacturing, packaging, labeling and advertising of Protandim® currently are subject to regulation by federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and also by various federal, state and local agencies. In addition, the distribution and sale of Protandim® is subject to FDA, FTC and federal, state and local regulation. In particular, although the Company is not currently required to obtain FDA or FTC approval to sell Protandim®, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), which includes the Dietary Supplement Health and Education Act (“DSHEA”), primarily regulates the formulation, manufacturing, packaging, and labeling of the product, while the FTC primarily regulates the advertising and marketing of the product.
     Protandim® is marketed as a “dietary supplement” as defined in the DSHEA. The DSHEA is intended to promote access to safe, quality dietary supplements and information about dietary supplements. The U.S. Congress has amended the FFDCA several times with respect to dietary supplements, in particular by the DSHEA. In 1994, the DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, the DSHEA defined “dietary supplements” as including vitamins, minerals, herbs, other botanicals, amino acids, and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts, or combinations of such dietary ingredients. Under the DSHEA, a dietary supplement that contains a “new dietary ingredient” (defined as a dietary ingredient not marketed in the United States before October 15, 1994) must have a history of human use or other evidence of safety establishing that it is “reasonably expected” by the manufacturer to be safe prior to marketing the product. The manufacturer of a dietary supplement must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. The FDA may not accept the evidence of safety for any new dietary ingredient, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.
FDA Regulations Applicable to the Formulation, Manufacturing, Packaging and Labeling of Protandim®
     The DSHEA permits statements of nutritional support to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient may affect the structure, function or general well-being of the body or the mechanism of action by which dietary ingredients affect the foregoing. Such statements may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA, either as a “health claim” or as a claim for an approved drug. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA may determine that a particular statement of nutritional support that a company wants to use is an illegal claim for an unapproved new drug or an unauthorized version of a health claim. Such a determination might prevent a company from making the claim.

     The DSHEA also permits certain third-party literature, for example a reprint of a peer-reviewed scientific publication, to be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. However, such literature must not be false or misleading, the literature may not promote a particular manufacturer or brand of dietary supplement and it must include a balanced view of the available scientific information on the subject matter, among other requirements. While we exercise care in the dissemination of all such third party literature about Protandim®, we cannot assure you that it would be found by the FDA to satisfy all of these requirements. If we fail to satisfy any of these applicable requirements, the FDA could prevent the use of certain literature and subject Protandim® to regulation as an unapproved new drug. We could also be subject to adverse actions by other third parties.
     We are subject to the risk that the FDA may take enforcement action against us for one or more violations of the FFDCA. We have to comply with the FFDCA, including the DSHEA, and all applicable FDA regulations. Any allegations of non-compliance may result in time-consuming and expensive defense of our activities. An enforcement action could include a warning letter that informs us of alleged violations, such as selling a misbranded product, an adulterated product, or an unapproved new drug. Although we would be entitled to take corrective action in response to any such warning letter, the fact that a warning letter had been issued to us from the FDA would be made available to the public. That information could affect our relationships with our investors, vendors and consumers. The FDA could also initiate many additional types of enforcement actions that would be far more detrimental to our business than the issuance of a warning letter, including actions for product seizure, inspection and/or criminal prosecution. Because we are not required to submit all product labeling to the FDA before we sell our dietary supplement, we cannot give any assurance that FDA enforcement action will not occur.
FTC Regulations applicable to the Advertising and Marketing of Protandim®
     Advertising and marketing of products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTC Act”). Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all express and implied product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products. The FTC routinely reviews advertising and websites to identify significant questionable advertising claims and practices, and competitors often inform the FTC when they believe other competitors are violating the FTC Act. If the FTC initiates an investigation to determine the support for a claim, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Such an investigation may (i) be very expensive to defend, (ii) be lengthy, and (iii) result in one or more adverse rulings by a court, administrative law judge, or in a publicly disclosed consent decree.
     Our telemarketing activities must comply with the FTC’s Telemarketing Sales Rule, 16 CFR Part 310, and additional telemarketing and marketing statutes and regulations of the FTC and of states. Because these activities, in general, are in the public eye and because it may be difficult to ensure compliance with these laws and regulations by the individuals who actually make and receive such calls, there is a risk that we could be the subject of investigation and other enforcement activities that may be brought by the FTC and state agencies. We regularly train and educate telemarketing representatives to correctly and appropriately represent the product.
     In addition to federal regulation in the U. S., each state has enacted its own “Little FTC Act” to regulate sales and advertising and each state has enacted its own food and drug laws. We may receive requests to supply information regarding our sales or advertising to state regulatory agencies. We remain subject to the risk that, in one or more of our present or future markets, our products, sales, and advertising could be found not to be in compliance with applicable laws and regulations. If we fail to comply with these laws and regulations, it could have a material adverse effect on our business in a particular market or in general. In addition, these laws and regulations could affect our ability to enter new markets.
The Bioterrorism Act
     In June 2002, Congress enacted the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act contained new requirements with regard to the sale and importation of food products in the United States:
1.	Mandatory registration with the FDA of all food manufacturers.

2.	Prior notice to regulators of inbound food shipments.

3.	Recordkeeping requirements, and grant of access to the FDA of applicable records.

4.	Grant of detention authority to the FDA of food products in certain circumstances.
     Under the recordkeeping requirements, Lifeline is considered to be a “nontransporter” of Protandim® and must maintain certain records required of nontransporters. Lifeline is in the process of ensuring that all appropriate records are being kept.
Potential FDA and Other Regulation
     We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as the DSHEA, or to more stringent interpretations of current laws or regulations. For example, the FDA is currently developing guidance for the industry to clarify the FDAs interpretation of the new dietary ingredient notification requirements, which may raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as illegal under the FFDCA because of the failure to file a new dietary ingredient notification.
     In addition, the FDA has proposed final good manufacturing practices (“GMP”) regulations for the dietary supplement industry. If finalized, the proposed GMPs would require quality control provisions that are equal to or greater than GMPs for drugs and over-the-counter products. These GMPs could result in increased expenses, changes to or discontinuance of products, or implementation of additional record keeping and administrative procedures. We cannot assure you that if the FDA adopts the GMPs in the form proposed, we will be able to comply with the new regulations without incurring significant costs.
     We are not able to predict the nature of such future laws, regulations, repeals, or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could, however, require reformulation of products to meet new standards, recalls, or discontinuances of products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have a material adverse effect on us, including our financial condition or results of operations.
Employees
     As of June 30, 2006, we had 11 full-time employees, including two officers, leased through Administaff. We outsource our sales order call center, manufacturing, and distribution operations to minimize the number of employees.
History
     Lifeline Therapeutics was formed under Colorado law in June 1988 under the name Andraplex Corporation. We amended our name to Yaak River Resources, Inc. in January 1992, and to Lifeline Therapeutics, Inc. in October 2004.
     On October 26, 2004, we acquired approximately 81% of the outstanding common stock of Lifeline Nutraceuticals, a privately held Colorado corporation that was formed in July 2003 (the “Reorganization”). In this Reorganization:
•	We issued 15,385,110 shares of our Series A common stock (representing about 94% of our outstanding common stock after the Reorganization) to eleven persons in exchange for their ownership interest in LNC.

•	We agreed to exchange $240,000 in new promissory notes for a like amount of convertible debt obligations of LNC.

•	We agreed to exchange $559,000 in new promissory notes for a like amount of bridge loan note obligations of LNC.
     As a result of the Reorganization, Lifeline Therapeutics owned 81% of the outstanding common stock of LNC. In March 2005, we completed the acquisition of the remaining 19% minority shareholder interest in LNC in exchange for 1,000,000 shares of our series A common stock. LNC owns and has developed the intellectual property that has resulted in the development of Protandim®.
ITEM 2 — DESCRIPTION OF PROPERTIES
Corporate Office
     In August 2005, we entered a 36-month lease for our current executive offices in Greenwood Village, Colorado. Pursuant to the agreement, we paid a $35,688 prepayment of rent for 5,736 square feet, and monthly rents of $9,560 from December 2005 through July 2006, $9,799 from August 2006 through July 2007, and $10,038 from August 2007 through July 2008. We also tendered a $30,144 security deposit that will be returned to us, in thirds, at the beginning of the 13th, 25th and at 36th months, provided we do not breach our covenants in the lease.

Warehouse Facility
     We have a warehouse facility agreement with UPS, pursuant to which we lease warehouse space from them in their climate-controlled warehouse in Denver, Colorado.
Other Properties
     Development Lots. Until November 10, 2004, we owned 91 development lots in Lawrence, Colorado. Management evaluated the value of these properties and determined that the total value was no greater than $25,000. In November 2004, we consummated an agreement with a shareholder and creditor, Donald Smith, by which Mr. Smith canceled indebtedness owed to him by Lifeline Therapeutics of about $20,000 in exchange for a quitclaim deed conveying those lots to him. Mr. Smith also assumed any environmental liability to which the property might be subject.
ITEM 3 — LEGAL PROCEEDINGS
     On December 7, 2005, John Bradley commenced a lawsuit naming Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation, and others as defendants in District Court, Arapahoe County, Colorado. Mr. Bradley, alleged that he is entitled to additional compensation, in the form of approximately 450,000 shares of our Series A common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleged violations of the Colorado Securities Act, breach of contract, and fraudulent inducement.
     On January 30, 2006, we filed a Motion to Dismiss Mr. Bradley’s claims with the District Court. After written briefing and a hearing, the District Court granted this Motion, without prejudice, on May 16, 2006.
     On May 31, 2006, Mr. Bradley filed a Motion for Reconsideration of Order Granting Defendants’ Motion to Dismiss, or, in the Alternative, for New Hearing. On June 14, 2006, the Motion for Reconsideration was denied.
     The Company filed a Motion for Payment of Attorney’s Fees and on June 14, 2006, the Motion was granted. In a letter dated September 1, 2006, Mr. Bradley agreed to pay certain amounts in respect of legal fees to Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and the other defendants, and to file a stipulation and dismissal of the action.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders of Lifeline Therapeutics, Inc. through a solicitation of proxies or otherwise during the fourth quarter of the Company’s fiscal year ended June 30, 2006.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     Since October 5, 2004, our Series A common stock has traded on the OTC Bulletin Board in the United States, under the symbol “LFLT”. Prior to October 5, 2004, our common stock was traded on the OTC Bulletin Board under the symbol “YAAK”. Our Series A common stock first began trading in the first quarter of our 1992 fiscal year.
     The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30th.

	2006		2005
	High	Low	High	Low
First Quarter	$11.75	$4.30	$1.36	$0.68
Second Quarter	$5.75	$1.72	$4.00	$2.55
Third Quarter	$5.95	$1.80	$10.60	$2.70
Fourth Quarter	$2.71	$0.46	$20.25	$4.00
     As of June 30, 2006, we had 279 shareholders of record and 22,117,992 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.
     We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings, if any, for use in our operations and the expansion of our business.
Stock Option Grants and Warrants

(c) Number of securities
		(b) Weighted-	remaining available for
	(a) Number of	average exercise	future issuance under
	securities to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	7,885,294	$$2.55	1,574,000

Total	7,885,294	$$2.55	1,574,000

     2006 Stock Option Plan. Our 2006 Stock Option Plan was adopted on January 30, 2006, subject to shareholder approval. The purpose of the 2006 Option Plan is to advance the interests of the Company and its shareholders by affording key employees and other key individuals an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Options to acquire 2,000,000 shares of our Series A common stock may be granted under the 2006 Stock Option Plan. There are currently options to purchase 426,000 shares of our Series A common stock outstanding under the 2006 Stock Option Plan, and options to purchase an additional 1,574,000 shares remaining available for issuance under the 2006 Option Plan. The plan terminates ten years from its adoption subject to shareholder approval prior to January 29, 2007. In addition to the options granted under the plan, there were 1,290,000 options and 6,169,294 warrants outstanding outside the 2006 Stock Option Plan. Included in the options and warrants granted outside the plan are 120,000 warrants granted to a board member, Mr. Baz, pursuant to an agreement entered into prior to the effective date of the 2006 Stock Option Plan.
     The 2006 Stock Option Plan authorizes our board of directors or the compensation committee to grant incentive options and non-qualified options. The committee has the power to select the participants to whom options are granted, determine the number of shares to be subject to each option, whether an option will be granted in exchange for the termination of an existing option, the purchase price for the shares underlying the option, the option period, the manner in which options become exercisable, and such other terms the committee deems necessary or desirable. No option may be granted at an exercise price that is less than the fair market value of our Series A common stock on the date of grant. Options must expire no later than 10 years from the date of grant. If a grantee’s employment is terminated, then any option held may be exercised only to extent determined by the committee at the time of grant, but no more than 3 months after termination. If certain changes in control of the Company occur, then all options granted under the 2006 Stock Option Plan would become immediately exercisable other than incentive stock options that would violate the $100,000 limitation described in the next paragraph.
     The aggregate fair market value of shares underlying incentive stock options granted to a particular grantee that have become exercisable for the first time during the same calendar year will not exceed $100,000, subject to further amendments to the applicable provisions of the Internal Revenue Code. In addition, no incentive stock option may be granted to a key employee who, at the time of the grant, owns stock with more than 10% of the total combined voting power of all classes of our stock, unless at the time of the grant the purchase price for the underlying shares of Series A common stock is at least 110% of the fair market value and the incentive stock option is not exercisable more than 5 years after the date of grant.
     Interim Chief Executive Officer. Pursuant to an agreement, effective as of August 1, 2005, with Tatum CFO Partners, LLP (“Tatum”), Brenda March served as our interim Chief Executive Officer. Under the terms of the agreement, the Company granted Ms. March and Tatum warrants to purchase 7,200 and 1,800 shares of common stock, respectively. Subsequent to August 1, 2005, additional warrants to purchase 6,742 and 1,686 shares of common stock, respectively, were granted at exercise prices between $3.13 and $9.85. In connection with the hiring of Stephen K. Onody as Chief Executive Officer, on January 13, 2006, Ms. March substantially ceased providing services to the Company under the terms of the agreement with Tatum and no additional warrants have been granted.
     Chairman Warrants. On October 12, 2005, the Company and Mr. Baz, who is the Chairman of the Board of Directors, agreed that Mr. Baz will continue to serve as Chairman from October 1, 2005 through September 30, 2006 in exchange for warrants to purchase 10,000 shares of common stock per month (in addition to the cash compensation being paid to him as a director and a member of the Executive Committee of the Board of Directors). The warrants contain an exercise price equal to the volume weighted average trading price of our Series A common stock on the Wednesday of each month that immediately precedes the last Thursday of the month. If that Wednesday is not a trading day, then the exercise price will be equal to the volume weighted average trading price on the first trading day immediately preceding that Wednesday. Each warrant is issued at the close of business on the trading day on which its exercise price is determined, and will expire at the close of business on the second anniversary of the issue date. Subsequent to the adoption of the 2006 Stock Option Plan, the pricing of Mr. Baz’s remaining warrants was fixed at $3.37 per share for the remaining term of the agreement. There was no underwriter involved in the transaction, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
     Chief Executive Officer. On November 28, 2005, our Chief Executive Officer, Stephen K. Onody, was granted an option to purchase 1,000,000 shares of our Series A common stock, with the purchase price equal to the weighted average price for a share of our Series A common stock on November 28, 2005. The stock option vests and becomes exercisable in the amounts set forth below based upon the weighted average trading price of our Series A common stock for a consecutive 90 day period:

Portion of Option Vesting	Common Stock Price
1/3	$8.00
1/3	$14.00
1/3	$18.00
     To the extent not previously vested pursuant to the terms of the agreement, one-third of the stock option shall vest on November 28, 2006 and the remaining two-thirds shall vest quarterly in eight equal installments, beginning ninety days after November 28, 2006 and ending on November 28, 2008. If after November 28, 2006 and prior to November 28, 2007 there is a “change in control” of the Company, the Company terminates the agreement without Cause (as defined in the employment agreement), or Mr. Onody terminates the agreement with Good Reason (as defined in the employment agreement), then one-third of the option that has not already vested as of such date will immediately vest, and if one of these events occurs after November 28, 2007 but prior to November 28, 2008, two-thirds of the option that has not already vested will immediately vest. There was no underwriter involved in the transaction, and the option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
     Chief Financial Officer. On January 4, 2006, our Chief Financial Officer, Gerald J. Houston, was granted an option to purchase 240,000 shares of the Company’s common stock, with the purchase price equal to the weighted average price for a share of the Company’s common stock on January 4, 2006.
     The stock option vests and become exercisable in the amounts set forth below based upon the weighted average trading price of our Series A common stock for a consecutive 90 day period:

Portion of Option Vesting	Common Stock Price
1/3	$8.00
1/3	$14.00
1/3	$18.00
     To the extent not previously vested pursuant to the terms of the agreement, one-third of the stock option shall vest on January 4, 2007 and the remaining two-thirds shall vest quarterly in eight equal installments, beginning ninety days after January 4, 2007 and ending on January 4, 2009. If after January 4, 2007 and prior to January 4, 2008 there is a “change in control” of the Company, the Company terminates the agreement without Cause (as defined in the employment agreement), or Mr. Houston terminates the agreement with Good Reason (as defined in the employment agreement), then one-third of the option that has not already vested as of such date will immediately vest, and if one of these events occurs after January 4, 2008 but prior to January 4, 2009, two-thirds of the option that has not already vested will immediately vest. There was no underwriter involved in the transaction, and the option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
     Board Members and Others. On February 1, 2006, we granted options to board members serving on various committees. Members of the Audit Committee, Marketing Committee, Science Committee and Executive Committee of the Board of Directors, other than the Chairman of these Committees, received options to acquire 12,000 shares of our Series A common stock, with the Chairman of each of the Audit Committee, Marketing Committee and Science Committee receiving options to acquire 24,000 shares of our Series A common stock. Members of the Compensation Committee and Nominating Committee, other than the Chairman of these Committees, received options to acquire 6,000 shares of our Series A common stock, with the Chairman of these Committees receiving options to acquire 12,000 shares of our Series A common stock. One-twelfth of each of these options became exercisable on February 1, 2006, with the remainder of each option becoming exercisable on the last day of the calendar month beginning February 28, 2006. The exercise price of the options granted is equal to the volume weighted average trading price of our Series A common stock on February 1, 2006.
     As of June 30, 2006, 7,885,294 total warrants and options to purchase common stock were outstanding. These warrants and options have exercise prices ranging between $0.72 and $9.85, with a weighted average exercise price of $2.55 and expiration dates ranging from July 31, 2007 to January 4, 2016. As of June 30, 2006, 1,883,428 compensation based warrants and options to purchase common stock were outstanding. The compensation based warrants and options have exercise prices ranging between $0.72 and $9.85, with a weighted average exercise price of $3.25 and expiration dates ranging from July 31, 2007 to January 4, 2016. As of June 30, 2006, 6,001,866 investment based warrants and options to purchase common stock were outstanding. The investment based warrants and options have exercise prices ranging between $2.00 and $2.50, with a weighted average exercise price of $2.33 exercisable through April 18, 2008.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this annual report.
Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of Lifeline Therapeutics and its wholly-owned subsidiary, Lifeline Nutraceuticals, Inc. (“Lifeline Nutraceuticals”).
     At the present time we sell a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to enhance superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic anti-oxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected on its ability to meet these criteria. Low, safe doses of each component ensure that unwanted additional effects that might be associated with one or another of the components are not seen with the formulation.
     We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally-televised news program, which led to a substantial increase in sales. Between June 2005 and March 2006, sales of Protandim® have declined on a monthly basis as we have not received continuing similar national news exposure. During the fiscal year ended June 30, 2006, our expenditures related to company initiated sales and marketing activities have increased.
     Our research efforts to date have been focused on investigating various aspects and consequences of the “imbalance of oxidants and anti-oxidants,” an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim® brand name in the future, although we cannot offer any assurance that we will be successful in this endeavor.
     The primary operational components of our business are outsourced to companies that we believe possess a high degree of professionalism and achievement in their particular field of endeavor. One advantage of outsourcing we hope to achieve is a more direct correlation of the costs we incur to our level of product sales versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to the human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.
     Our expenditures during fiscal 2006 consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®. During 2005, our expenditures consisted primarily of payroll expenses, operating expenses, professional fees, continuing research and development, raw material acquisition and product manufacturing for the prospective marketing and sale of Protandim®.
Recent Developments
     On November 28, 2005, we announced that our Board of Directors had appointed Stephen K. Onody as our Chief Executive Officer effective November 28, 2005. Mr. Onody was also appointed to serve as a member of our Board of Directors. Mr. Onody replaced Brenda March who had been serving as our interim Chief Executive Officer since July 19, 2005. On January 4, 2006, Gerald J. Houston became our Chief Financial Officer. Mr. Houston replaced Mr. William B. Kutney who has served as our Chief Financial Officer since August 2005.
Reorganization
     This discussion and analysis discusses the financial condition and results of operation of Lifeline Therapeutics and its wholly owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). As described above, we completed the Reorganization in October 2004, and acquired the remaining minority interest in LNC in March 2005. As a part of the Reorganization, Lifeline Therapeutics also assumed all debt and common stock purchase warrants of LNC. As a result of the Reorganization, our fiscal year end became June 30.
     For legal purposes, Lifeline Therapeutics acquired LNC and now owns 100% of the common stock of LNC. However, for financial accounting purposes, LNC is treated as the acquiring company in a reverse acquisition of the company that is now known as Lifeline Therapeutics and that is the parent of LNC. As a consequence of the reverse acquisition treatment, our financial statements as of June 30, 2006 are the consolidated statements of Lifeline Therapeutics and our financial statements as of June 30, 2005 are those of LNC from July 1, 2004 through June 30, 2005, and Lifeline Therapeutics since the date of the reverse merger. For periods prior to October 2004, the historical financial statements are those of LNC.
Year ended June 30, 2006 Compared to the Year ended June 30, 2005
     Sales. We generated net sales of approximately $7,165,800 during the year ended June 30, 2006 and approximately $2,353,800 during the year ended June 30, 2005 from the sale of our product, Protandim®. This increase was due to the fact that we did not begin significant sales of Protandim® until the fourth quarter ended June 30, 2005, and as a consequence, sales in the first three quarters of 2005 were minimal. We sold approximately 146,600 units of Protandim in the year ended June 30, 2006, and approximately 48,400 for the year ended June 30, 2005.
     Gross Margin. Cost of sales were approximately $1,491,300 for the year ended June 30, 2006, and approximately $393,600 for the year ended June 30, 2005, resulting in a gross margin of approximately $5,674,500, or 79%, and approximately $1,960,200, or 83%, respectively. The change in margin is due to higher fulfillment costs in fiscal year ended June 30, 2006.
     Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2006 were approximately $8,544,000 as compared to operating expenses of approximately $4,045,000 for the fiscal year ended June 30, 2005. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development and depreciation and amortization expenses, each of which increased between the fiscal year 2005 and fiscal year 2006, due to expansion of activities related to the launch of Protandim®.

     Marketing and Customer Service Expenses. Marketing and customer service expense increased from approximately $924,000 in fiscal year 2005 to approximately $4,260,000 in fiscal year 2006. This increase was due to additional marketing and customer support activity required to expand product distribution in 2006.
     General and Administrative Expenses. Our general and administrative expense rose from approximately $2,982,000 in fiscal year 2005 to $3,904,000 in fiscal year 2006. The increase resulted from our hiring of additional staff during the last half of the fiscal year ended June 30, 2006 to provide sufficient infrastructure to management, marketing, operations and administration in connection with our expanded product marketing efforts, as well as related increases in our legal expenses.
     Research and Development. Our research and development expenditures increased from approximately $38,000 in fiscal year 2005 to approximately $114,000 in fiscal year 2006 as a result of an increase in our research, development, and documentation of the efficacy of Protandim® for potential consumers.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased from approximately $102,000 during our fiscal year ended June 30, 2005 to approximately $265,300 in our fiscal year ended June 30, 2006. This increase was due to the amortization of a non-compete agreement during fiscal year 2006.
     Net Other Income and Expense. We recognized net other expense of approximately $3,738,000 in fiscal year 2005 as compared to net other income of approximately $135,000 in fiscal year 2006. This change is largely the result of a reduction of $3,300,000 in interest expense incurred in fiscal year 2005 due to the conversion and repayment of our convertible bridge loans issued during the fiscal year ended June 30, 2005.
     Net Loss. As a result of the revenues and expenses described above and because of significant revenue, we reduced our net loss of approximately $2,735,000 for the fiscal year ended June 30, 2006 compared to a net loss of approximately $5,822,000 for the fiscal year ended June 30, 2005.
     As further described below in “Unresolved SEC Staff Comments”, we are in the process of responding to comments from the Securities and Exchange Commission regarding, among other issues, the accounting for the convertible debentures issued by us in 2005 as well as the accounting for goodwill from the purchase of the minority interest of LNC in 2005. The outcome of such discussions with the SEC may result in adjustments to certain amounts reported in our financial statements issued for the year ended June 30, 2005 and all subsequent periods thereafter. These adjustments could affect the presentation and classification of amounts and costs relating to certain equity based instruments, and goodwill on our balance sheet and statement of operations, however, we currently believe that if such adjustments are made, our report of cash flows will be unaffected.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.

     At June 30, 2006, our available liquidity was approximately $3,237,000, including available cash and cash equivalents and marketable securities. This represented a decrease of approximately $1,168,000 from the approximately $4,405,000 in cash, cash equivalents and marketable securities at June 30, 2005. During the fiscal year ended June 30, 2006, we used approximately $1,082,000 of cash in operations as compared to approximately $1,893,000 during fiscal 2005. The Company’s cash used by operating activities during fiscal 2006 decreased as a result of increased sales in fiscal 2006 over fiscal 2005.
     We used approximately $1,200 in cash from financing activities during fiscal year 2006, compared to $6,801,000 of cash provided from financing activities during fiscal year 2005. Cash provided from financing activities during fiscal year 2005 was primarily due to approximately $2,954,000 received from notes payable and $4,400,000 in net proceeds from the sale of our Series A common stock and warrants, offset by approximately $401,000 in debt issuance costs and the repayment of $160,000 of loans.
     During the year ended June 30, 2006, we used approximately $3,260,000 in investing activities, primarily in the purchase of marketable securities. During the year ended June 30, 2005, we used approximately $553,000 in investing activities, primarily for patent costs (approximately $102,000), for a non-compete agreement (approximately $250,000), and for the purchase of equipment and software (approximately $200,000).
     At June 30, 2006, we had working capital (current assets minus current liabilities) of approximately $2,254,000, compared to working capital of approximately $5,167,000 at June 30, 2005. Our working capital at June 30, 2006 was primarily derived from our sales of Protandim®, whereas, working capital at June 30, 2005 was primarily derived from the proceeds of the bridge notes and equity transactions.
     We currently anticipate that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least June 30, 2007. We base our expenses and expenditures in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.
Critical Accounting Policies
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our financial statements. Certain of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
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
Allowances for Product Returns
     We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2% of sales.
     We offer a 30-day, money back unconditional guarantee to all customers. As of June 30, 2006, our June 2006 shipments of approximately $356,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $34,397 on June 30, 2006, compared with $48,500 on June 30, 2005. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
     We state inventories at the lower of cost or market on a first-in first-out basis. We maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of June 30, 2006 because our product and raw materials have a shelf life of at least 3 years and we purchased all product and raw materials in the second half of fiscal 2005.
Revenue Recognition
     We ship the majority of our product by United Parcel Service (“UPS”) and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not refund customers for returned product. We have experienced monthly returns approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped because performance by us is considered met when shipped by UPS.
     In July 2005, we entered into an agreement with GNC pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. Since we do not have sufficient history with GNC to reasonably estimate the rate of product returns, we have deferred all revenue and costs related to these shipments. We will recognize this deferred revenue and its related costs when we obtain sufficient information to reasonably estimate the amount of future returns. Product returns from GNC for the fiscal year ended June 30, 2006 were approximately $5,000.
Goodwill Impairment
     Goodwill has constituted a significant portion of our long-term assets. We perform our goodwill impairment test annually. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step would be performed to compute the amount of the impairment. We estimate the fair value of the related operations by relying upon external third party valuation and goodwill impairment analysis of the Company. In addition to other valuation methods, the external valuation firm utilized discounted cash flows as one of the measures of fair market value. Forecasts of future cash flows based best estimates of future sales and operating costs which could significantly change and affect the amount of future impairments, if any.
Research and Development Costs
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
     In September 2006, Statement 157, Fair Value Measurements, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Unresolved SEC Staff Comments
     On June 30, 2005, we filed a registration statement on Form SB-2 related to the sale by certain of our shareholders of up to 12,323,867 shares of our Series A common stock issued in connection with our private placement completed in May 2005. We subsequently amended our registration statement to respond to comments from the Staff. We have been in ongoing dialogue with SEC Staff to resolve any outstanding issues. The SEC Staff’s most recent comments request clarification on the following matters:
a)	The valuation of 1,000,000 shares issued to purchase a minority interest in Lifeline Nutraceuticals in March 2005, and consequently,

b)	the valuation of the $5,310,000 goodwill resulting from the transaction,

c)	the appropriate purchase price allocation to intangible assets, and

d)	the calculation of the beneficial conversion factor related to the bridge notes in fiscal year 2005.
     These Staff comments are as yet unresolved. In our response letters to the Staff, we have provided additional information that we believe supports our current and historic accounting treatment on these matters. We believe our accounting treatment regarding these matters is correct, and we are currently discussing these matters with the SEC Staff. We will continue to work with the Staff to resolve these unresolved comments.
     If the SEC Staff agrees with our positions on these matters and there are no further comments from the Staff, then we will not be required to restate any of our prior financial statements and would anticipate that the Staff would declare our registration statement effective thereafter. If the Staff disagrees with our positions on these matters, then we will continue to work with the Staff on these matters until resolution is obtained. In such event, we could be required to restate certain of our prior financial statements. To the extent that any of the Staff’s comments relate to matters that also impact information included in this Annual Report on Form 10-KSB, we would file an amendment to the Form 10-KSB once the SEC comment process is completed. We cannot assure you, however, that these issues will be resolved in a timely manner or that any resolution will not have a material adverse effect on our prior balance sheet items or our historical results of operations.
     Any or all of these matters may require non-cash adjustments to the Company’s financial statements, and the outcome of this process could require that we restate this 10-KSB and could require that we restate certain financial statements with respect to our prior financial periods. At this time, we are unable to estimate the extent or magnitude of the changes that may need to be made to our financial statements as a result of the unresolved comments, and we will not be in a position to determine the ultimate impact on our financial statements.
Risk Factors
     An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. You should carefully consider each of the following risk factors and all of the other information provided in this annual report, including our financial statements and the related notes, before purchasing our Series A common stock. The risks described below are those we currently believe may materially affect us. The future development of Lifeline Therapeutics and Protandim® is and will continue to be dependent upon a number of factors, not all of which we can predict or anticipate. Accordingly, the following risk factors are not necessarily all of the important factors that could cause actual results of operations to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our business, future results of operations or financial condition. We have no obligation and do not undertake to update or revise the following risk factors to reflect events or circumstances after the date of this report.
Risk Factors Relating to the Company, our Lack of Operating History, our Management and our Financial Condition
We have a lack of operating history and lack of revenues from operations.
     We did not generate any significant revenues from the sale of Protandim® until the last six months of fiscal 2005. For the fiscal years ended June 30, 2004 and 2005, we generated revenues of $0 and $2,353,795, respectively. Although Lifeline Nutraceuticals incorporated in July 2003, and even though we have expended in excess of $12,800,000 in research and development activities and overhead expenses since July 2003, we do not have any significant operating history. We commenced sales of our only product, Protandim®, in February 2005, and for the fiscal year ended June 30, 2005, we incurred a net loss of $5,822,397 and for our fiscal year ended June 30, 2006, we incurred a net loss of $2,734,501. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.
There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.
     We increased the scale of our operations by spending the funds available from the completion of our private placement of our Series A common stock in May 2005. This increase in scale and expansion of our operations resulted in higher operating costs. If we are unable to generate revenues that are sufficient to cover our increased costs, our results of operations will be materially and adversely affected. We may experience periods of rapid growth, including increased staffing levels. Any such growth will place a substantial strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract sales, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse effect on our business, financial condition, and results of operations.

Government regulators and regulations could adversely affect our business.
     The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of our product, as well as other dietary supplements, are subject to regulation by a number of federal, state, and local agencies, including but not limited to the FDA and the FTC. See Item 1 – Business – Government Approval and Regulations. These agencies have a variety of procedures and enforcement remedies available to them, including but not limited to:
•	Initiating investigations;

•	Issuing warning letters and cease and desist orders;

•	Demanding recalls;

•	Initiating adverse publicity;

•	Requiring corrective labeling or advertising;

•	Requiring consumer redress and/or disgorgement;

•	Seeking injunctive relief or product seizures;

•	Initiating judicial actions; and

•	Imposing civil penalties or commencing criminal prosecution.
Federal and state agencies have in the past used these types of remedies in regulating participants in the dietary supplement industry, including the imposition by federal agencies of monetary redress in the millions of dollars. Adverse publicity related to dietary supplements may result in increased regulatory scrutiny, undermine or eliminate the acceptance of our product by consumers and lead to the initiation of private lawsuits. Product recalls could result in unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.
     Our failure to comply with applicable laws could also subject us to severe legal sanctions that could have a material adverse effect on our business and results of operations. Specific action taken against us could result in a material adverse effect on our business and results of operations. Furthermore, a state could interpret product claims that are presumptively valid under federal law are nonetheless illegal under that state’s regulations.
Future laws or regulations may hinder or prohibit the production or sale of our existing product and any future products.
     We may be subject to additional laws or regulations in the future, such as those administered by the FDA, FTC, or other federal, state, or local regulatory authorities. See Item 1 – Business – Government Approval and Regulations. Laws or regulations that we consider favorable may be modified or repealed. Current laws or regulations may be amended or interpreted more stringently. The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. We are unable to predict the nature of such future laws, regulations or interpretations, nor can we predict what effect they may have on our business. Possible effects or requirements could include, but are not limited to, the following:
•	The reformulation of products to meet new standards;

•	Additional ingredient restrictions;

•	Additional claim restrictions;

•	The recall or discontinuance of products unable to be reformulated;

•	Imposition of additional good manufacturing practices and/or record keeping requirements;

•	Expanded documentation of the properties of products; and

•	Expanded or different labeling or scientific substantiation.
Any such requirements could have material adverse effects on our business, financial condition or results of operations.
Unfavorable publicity could materially hurt our business and the value of your investment.
     We are highly dependent upon consumers’ perceptions of the safety, quality and efficacy of our products, as well as products distributed by other companies. Future scientific research or publicity may not be favorable to our industry or any particular product, or consistent with earlier research or publicity. Future reports or research that are perceived less favorably or that question such earlier research could have a material adverse effect on us. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. We may be unable to counter the effects of negative publicity concerning the efficacy of our product. Adverse publicity could also increase our product liability exposure.
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
The dietary supplement market is highly competitive.
     The market for the sale of dietary supplements is highly competitive. Our competitors could have greater financial and other resources available to them and possess better manufacturing, distribution and marketing capabilities. As the dietary supplement industry grows and changes, retailers may align themselves with larger suppliers who may be more financially stable, market a broad portfolio of products or offer better customer service. Increased competition or increased pricing pressure could have a material adverse effect on our results of operations and financial condition. Among other factors, competition among manufacturers, distributors and retailers of dietary supplements is based upon price. Because of the high degree of price competition, we may not be able to pass on increases in raw material prices to our customers. If a competitor reduces their price in order to gain market share or if raw material prices increase and we are unable to pass along the cost to our customers, our results of operations and financial condition could be materially adversely affected.

Our business is susceptible to product liability claims, which could adversely affect our results of operation and financial condition.
     The manufacture and sale of any product for human consumption raises the risk of product liability claims if a customer alleges an adverse reaction after using the product. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, sales process or even due to tampering by unauthorized third parties. Even with the product liability/completed operations insurance we have obtained, there will be a risk that insurance will not cover our potential exposure completely or would fail to cover a particular claim, in which case we may not have the financial resources to satisfy such claims. In addition, certain damages in litigation, such as punitive damages, are not covered by our insurance policy. The payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products. In the event that we do not have adequate insurance or other indemnification coverage, product liability claims and litigation could have a material adverse effect on our results of operation and financial condition.
Consumers of our product may not feel noticeable physiological differences after taking Protandim®.
     Consumers of our product may not feel noticeable physiological differences after taking Protandim®. One of our marketing challenges is educating consumers about Protandim’s® benefits and encouraging continued use of the product. Although one of our on going initiatives is finding a “home test” or other approach to measuring Protandim’s® physiological benefits, there can be no assurances that such a test or approach will be developed or that we will be able to educate consumers about Protandim’s® benefits. Consequently, consumers may not continue to purchase our product, which would have a material adverse affect on our business, financial condition and results of operation.
We have no manufacturing capabilities and we are dependent upon a third party to manufacture our product.
     We are dependent upon our relationship with an independent manufacturer to fulfill our product needs. We currently only use one manufacturer for our product. Accordingly, we are dependent on the uninterrupted and efficient operation of this manufacturer’s facility. Our ability to market and sell our product requires that our product is manufactured in commercial quantities, without significant delay and in compliance with applicable federal and state regulatory requirements. In addition, we must be able to have our product manufactured at a cost that permits us to charge a price acceptable to the customer while also accommodating any distribution costs or third-party sales compensation. If our current manufacturer is unable for any reason to fulfill our requirements, or seeks to impose unfavorable terms, we will have to seek out other contract manufacturers which could disrupt our operations and have a material adverse effect on our results of operation and financial condition. Competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Raw material for our product may be difficult to obtain or expensive.
     Our third party manufacturer acquires the raw materials necessary for the manufacture of Protandim ® . We cannot assure you that suppliers will provide the raw materials our manufacturer needs in the quantities requested, at a price we are willing to pay or that meet our quality standards. The failure to supply raw materials or changes in the material terms of raw material supply arrangements could have a material adverse effect on our results of operations and financial condition. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions, weather-related events, natural disasters or other catastrophic events, and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands. Raw materials account for a significant portion of our manufacturing costs. Significant increases in raw material prices could have a material adverse effect on our results of operations and financial condition.

We depend on a limited number of significant customers and the loss of any of them could negatively affect our business.
     Our largest customer is GNC and the loss of GNC as a customer, or a significant reduction in purchase volume by GNC, would have a material adverse effect on our financial condition.
     In addition, pursuant to our agreement with GNC, sales are made on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. We do not have sufficient history with GNC to reasonably estimate the rate of product returns and we have deferred all revenue and costs related to these shipments. GNC’s return policy could permit consumers to return a greater percentage of our product than if we sold Protandim® through a different retail operation, which in turn could negatively impact our revenues and results of operation.
Product returns may adversely affect our business.
     Product returns are part of our business. In addition to the “sale or return” policy applicable to sales through GNC described above, we offer a 30-day, money back unconditional guarantee to all customers.
     We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2% of sales. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. We cannot guarantee, however, that future return rates or costs associated with returns do not increase.
     To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date. There can be no guarantee, however, that product returns related to expiration dates will not increase in the future.
We currently depend on a single product for our revenue.
     Protandim® is currently the only product we sell and, as such, we cannot rely on a broad portfolio of other products to support our operations in the event we experience any difficulty with the manufacture, marketing, sale or distribution of Protandim®. We cannot assure you that Protandim® will maintain its popularity or growth.
Worsening economic conditions may adversely affect our business.
     The demand for dietary supplements tends to be sensitive to consumers’ disposable income. Therefore, a decline in general economic conditions may lead to our consumers having less discretionary income with which to purchase such products. This could cause a reduction in our projected revenues and have a material adverse effect on operating results.

We may face limited availability of additional capital.
     Should we need to borrow money from financial institutions or other third parties in the future, the cost of capital may be high. Traditional debt financing may be unavailable and we may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders. There can be no guarantee that we could successfully complete such a stock issuance or otherwise raise additional capital.
We could be exposed to certain environmental liabilities due to our past operations and property ownership.
     Between 1993 and 1999, we owned mining properties in the Yaak River mining district of Montana. The Company maintained these mining properties pursuant to Montana law, but never conducted any mining operations or ore processing. Prior to completing the Reorganization, LNC management and consultants reviewed the records of this prior ownership and certain publicly available records relating to the properties. The State of Montana Department of Environmental Quality (“DEQ”) believed that the properties may contain residues from past mining. Since we have not performed on-site environmental studies to evaluate the environmental circumstances of these properties, there is a risk that there may be material environmental liabilities associated with our former property interests in Montana for which we may be liable, however we cannot provide a reasonable estimate of such risk.
     In addition, until November 10, 2004, we owned 91 lots in Lawrence, Colorado. We are not aware of any environmental liabilities with respect to these lots as the party acquiring the property assumed any environmental liability to which the property might be subject. Nonetheless, there is a risk that a governmental agency or a private individual may assert liability against us for violation of environmental laws related to the ownership of this property.
Risks Related to Our Intellectual Property and Obsolescence
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
     We have attempted to protect our intellectual property rights in Protandim® through a combination of trade secrets, confidentiality agreements, patents, and other contractual provisions. William Driscoll and Paul Myhill, the original inventors of Protandim®, have assigned all patent filings to LNC and the assignment has been filed with the USPTO. Our intellectual property is covered by three U.S. utility patent applications on file in the USPTO. A PCT International Patent Application is also on file. These patent applications claim the benefit of priority of seven U.S. provisional patent applications. There is no guarantee that these patent applications will be approved. The loss of our intellectual property rights in our Protandim® product could permit our competitors to manufacture their own version of our product which could have a materially adverse effect on our revenues. Even considering our existing patent applications and any others that we may apply for, patents only provide a limited protection against infringement, and patent infringement suits are complex, expensive, and not always successful.
If we do not continue to innovate and provide products that are useful to consumers, we may not remain competitive, and our revenues and operating results could suffer.
     Scientists, research institutions, and commercial institutions are making advances and improvements in nutritional supplements and issues relating to oxidative stress and aging very quickly, both domestically and internationally. It is possible that future developments may occur, and these developments may render Protandim® non-competitive. We believe that our future success will depend in large part upon our ability to develop, commercialize, and market products that address issues relating to aging and oxidative stress, and to anticipate successfully or to respond to technological changes in manufacturing processes on a cost-effective and timely basis. The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. The success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipating consumer needs, pricing a product competitively and complying with laws and regulations. We cannot guarantee that our continuing development efforts will be successful or that consumers will accept any new products. The failure to successfully launch or gain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.
If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.
     Our proprietary information is critically important to our competitive position and is a significant aspect of the products we provide. We generally enter into confidentiality or non-compete agreements with our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, these strategies may not be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.
Other parties might claim that we infringe on their intellectual property rights.
     Although the dietary supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We cannot assure you that third parties will not assert intellectual property infringement claims against us despite our efforts to avoid such infringement. To the extent that these developments prevent us from offering competitive products in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition.
Risk Factors Relating to our Series A Common Stock
Our management and large shareholders exercise significant control over our Company and may approve or take actions that may be adverse to your interests.
     As of June 30, 2006, our named executive officers, directors, and 5% stockholders beneficially owned approximately 67% of our voting power. For the foreseeable future, to the extent such shareholders vote all their shares in the same manner, they will be able to exercise control over many matters requiring approval by the board of directors or our shareholders. As a result, they will be able to:
•	Control the composition of our board of directors;

•	Control our management and policies;

•	Determine the outcome of significant corporate transactions, including changes in control that may be beneficial to shareholders; and

•	Act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other shareholders.
Our Series A common stock could be classified as penny stock and is extremely illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.
     Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3a-51 definition of a penny stock and our Series A common stock may be considered to be a penny stock, with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who sell or effect the purchase of such securities to persons other than established customers or in certain exempted transactions, must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our Series A common stock and thus may limit the ability of purchasers of our Series A common stock to sell their securities in the secondary market. Our Series A common stock will not be considered penny stock if our net tangible assets exceed $5,000,000 or our average revenue is at least $6,000,000 for the previous three years.
     The average daily trading volume of our Common Stock on the over-the-counter market was approximately 33,600 shares per day over the fiscal year ended June 30, 2006. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
Our stock price may experience future volatility.
     The trading price of our Common Stock has historically been subject to wide fluctuations. The price of our Common Stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of our Common Stock would likely decline, perhaps substantially.
ITEM 7 – FINANCIAL STATEMENTS
     The information required by this item begins on page F-1 following Part III of this Report on Form 10-KSB and is incorporated into this Item 7 by reference.
ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 8A – CONTROLS AND PROCEDURES
     As of the end of the period covered by this Report on Form 10-KSB, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report on Form 10-KSB.
     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B – OTHER INFORMATION
     Not applicable.

PART III
     The information required by Part III is incorporated by reference from the information identified below contained in the Lifeline Therapeutics, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held in 2006 (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.
ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Incorporated herein by reference from the Proxy Statement.
ITEM 10 – EXECUTIVE COMPENSATION
     Incorporated herein by reference from the Proxy Statement.
ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Incorporated herein by reference from the Proxy Statement.
ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference from the Proxy Statement.
ITEM 13 – EXHIBITS
     See the Exhibit Index following the signature page of this annual report.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference from the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE THERAPEUTICS, INC.
a Colorado corporation

By:	/s/ Stephen K. Onody Stephen K. Onody
Its: Chief Executive Officer
Date: September 26, 2006
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald J. Houston and Evan J. Husney, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Stephen K. Onody Stephen K.Onody	September 26, 2006	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gerald J. Houston Gerald J. Houston	September 26, 2006	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Javier W. Baz	September 26, 2006	Chairman of the Board of Directors

Javier W. Baz

/s/ James D. Crapo	September 26, 2006	Director

James D. Crapo

Signature	Date	Title

/s/ James J. Krejci	September 26, 2006	Director

James J. Krejci

/s/ William L. Lister	September 26, 2006	Director

William L. Lister

/s/ Joe M. McCord	September 26, 2006	Director

Joe M. McCord, Ph.D.

/s/ H. Leigh Severance	September 26, 2006	Director

H. Leigh Severance

/s/ John B. Van Heuvelen	September 26, 2006	Director

John B. Van Heuvelen

EXHIBIT INDEX

Exhibit
Number	Title

2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc. Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Articles of Incorporation of the Registrant, as amended *

3.2	Amended and Restated Bylaws of the Registrant *

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Secured Indemnification Agreement dated February 21, 2005 between Lifeline Therapeutics, Inc. and William J. Driscoll and Rosemary Driscoll (3)

10.5	Interim Executive Services Agreement between Lifeline Therapeutics, Inc. and Tatum CFO Partners, LLP dated August 1, 2005 (4)

10.6	Agreement between Lifeline Therapeutics, Inc. and William Driscoll dated July 1, 2005 (4)

10.7	Form of Placement Agent Warrant Certificate (5)

10.8	Selling Agreement dated January 14, 2005 between Lifeline Therapeutics, Inc. and Keating Securities, LLC (5)

10.9	Memorandum Agreement dated November 16, 2004 between Lifeline Nutraceuticals Corporation and The Scott Group (5)

10.10	Lifeline Therapeutics, Inc. 2006 Stock Option Plan (5)

10.11	Independent Contractor’s Agreement dated September 1, 2005 between Lifeline Therapeutics, Inc. and Robert Sgarlata Associates, Inc. (6)

10.12	Statement regarding Javier Baz Employment Agreement (6)

10.13	Employment Agreement dated November 28, 2005 by and between Lifeline Therapeutics, Inc. and Stephen K. Onody (7)

10.14	Employment Agreement dated January 4, 2006 by and between Lifeline Therapeutics, Inc. and Gerald J. Houston (8)

10.15	Voting Agreement and Irrevocable Proxy dated July 1, 2005 between Lifeline Therapeutics, Inc. and William Driscoll *

10.16	Voting Agreement and Irrevocable Proxy dated February 9, 2006 among Lifeline Therapeutics, Inc., Paul Myhill and Lisa Gail Myhill *

10.17	Manufacturing Agreement dated February 26, 2004 and amended on February 26, 2004 between Lifeline Therapeutics, Inc. and The Chemins Company *

10.18	Lease dated as of August, 2005 between Property Colorado OBJLW One Corporation and Lifeline Therapeutics, Inc. *

21.1	List of subsidiary (4)

Exhibit
Number	Title
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report of Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report of Form 8-K (File No. 000-30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on May 26, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on November 29, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on January 4, 2006, and incorporated herein by reference.

*	Filed herewith.

LIFELINE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lifeline Therapeutics, Inc.
Englewood, Colorado
We have audited the accompanying consolidated balance sheets of Lifeline Therapeutics, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifeline Therapeutics, Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
August 15, 2006

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$228,112	$4,405,336
Marketable securities, available for sale	3,008,573	—
Accounts receivable, net	107,892	—
Inventory	45,001	219,644
Deferred expenses	152,677	—
Deposit with manufacturer	555,301	991,560
Prepaid expenses	316,659	415,806

Total current assets	4,414,215	6,032,346

Property and equipment, net	245,000	200,944
Intangible assets, net	5,472,042	5,578,830
Deposits	316,621	31,192

TOTAL ASSETS	$10,447,878	$11,843,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$613,833	$657,528
Accrued expenses	399,305	207,672
Deferred revenue	1,144,950	—
Capital lease obligations, current portion	1,985	—

Total current liabilities	2,160,073	865,200

Long-term liabilities
Capital lease obligations, net of current portion	3,146	—

Total liabilities	2,163,219	865,200

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Series A -par value $.001, 250,000,000 shares authorized and 22,117,992 issued and outstanding	22,118	22,118
Common stock, Series B — par value $.001, 250,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	17,328,487	17,231,832
Accumulated (deficit)	(9,010,339)	(6,275,838)
Unrealized (loss) on securities available for sale	(55,607)	—

Total stockholders’ equity	8,284,659	10,978,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,447,878	$11,843,312

The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2006 and 2005

	2006	2005

Sales, net	$7,165,819	$2,353,795
Cost of sales	1,491,332	393,551

Gross profit	5,674,487	1,960,244

Operating expenses:
Marketing and customer service	4,259,711	923,774
General and administrative	3,904,368	2,981,754
Research and development	114,163	37,933
Depreciation and amortization	265,279	101,596

Total operating expenses	8,543,521	4,045,057

Operating (loss)	(2,869,034)	(2,084,813)

Other income and (expense):
Interest income (expense)	134,533	(100,563)
Amortization of debt and stock offering costs	—	(447,132)
Beneficial conversion (expense)	—	(3,185,105)
Other	—	(4,784)

Total operating expenses	134,533	(3,737,584)

Net (loss)	$(2,734,501)	$(5,822,397)

Net (loss) per share, basic and diluted	$(0.12)	$(0.33)

Weighted average shares outstanding, basic and diluted	22,117,992	17,583,562

The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2006 and 2005

				Accumulated
				Other
	Series A Common Stock		Additional	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid In Capital	Income/(loss)	Deficit	Total	Income

Balances, July 1, 2004	16,374,946	$16,375	$207,470	$—	$(453,441)	$(229,596)
Issuance of stock for minority interest in subsidiary at $5.31 per share	1,000,000	1,000	5,309,000	—	—	5,310,000
Contribution of stock to charity	200,000	200	649,800	—	—	650,000
Conversion of debt to common stock at $0.50 per share	536,080	536	267,504	—	—	268,040
Rights of beneficial conversion of debt	—	—	920,662	—	—	920,662
Warrants issued with convertible debt	—	—	2,114,443	—	—	2,114,443
Proceeds from private placement, net of offering costs of $583,134	2,499,764	2,500	4,403,177	—	—	4,405,677
Conversion of debt to common stock at $2.00 per share	1,507,202	1,507	3,012,865	—	—	3,014,372
Compensation expense associated with stock option grants	—	—	317,500	—	—	317,500
Warrants issued for services	—	—	29,411	—	—	29,411
Net (loss)	—	—	—	—	(5,822,397)	(5,822,397)	$(5,822,397)

Balances, June 30, 2005	22,117,992	$22,118	$17,231,832	$—	$(6,275,838)	$10,978,112	$(5,822,397)

The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2006 and 2005

				Accumulated
	Series A Common Stock		Additional	Other Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid In Capital	Income/(loss)	Deficit	Total	Income

Balances, June 30, 2005	22,117,992	$22,118	$17,231,832	$—	$(6,275,838)	$10,978,112

Unrealized (loss) on securities available for sale	—	—	—	(55,607)	—	(55,607)	$(55,607)

Warrants issued for services	—	—	96,655	—	—	96,655

Net (loss)	—	—	—	—	(2,734,501)	(2,734,501)	(2,734,501)

Balances, June 30, 2006	22,117,992	$22,118	$17,328,487	$(55,607)	$(9,010,339)	$8,284,659	$(2,790,108)

The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net (loss)	$(2,734,501)	$(5,822,397)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation and amortization	265,279	3,726,833
Charitable donation of common stock	—	650,000
Accrued interest converted to stock	—	98,412
Loss on disposal of real estate	—	4,784
Options issued to employee	—	317,500
Warrants issued for services	96,655	29,411
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(107,892)	—
Decrease/(increase) in inventory	174,643	(219,644)
Decrease/(increase) in deposits to manufacturer	436,259	(991,560)
Decrease/(increase) in prepaid expenses	99,147	(407,993)
(Increase) in other assets	(285,429)	(25,050)
(Decrease)/increase in accounts payable	(43,695)	629,309
Increase in accrued expenses	191,632	109,638
Increase in deferred revenue	1,144,950	—
(Increase) in deferred expenses	(152,677)	—
Increase in accrued interest	—	7,911

Net Cash (Used) by Operating Activities	(915,629)	(1,892,846)

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,064,180)	—
Purchase of equipment	(136,367)	(59,059)
Purchase of third party software	—	(141,451)
Patent costs	(59,879)	(102,138)
Payment for non-compete agreement	—	(250,000)

Net Cash (Used) by Investing Activities	(3,260,426)	(552,648)

Cash Flows from Financing Activities:
Collect subscription receivable	—	18,400
Principal payments under capital lease obligation	(1,169)	—
Proceeds from bridge loans	—	2,954,000
Repayment of bridge loans	—	(160,000)
Proceeds from private placements	—	4,988,811
Payment of stock offering costs	—	(583,134)
Payment of debt issuance cost	—	(401,400)
Payment of stock offering costs	—	(15,510)

Net Cash Provided (Used) by Financing Activities	(1,169)	6,801,167

Increase (decrease) in cash	(4,177,224)	4,355,673
Cash and Cash Equivalents – beginning of period	4,405,336	49,663

Cash and Cash Equivalents — end of period	$228,112	$4,405,336

The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006 and 2005

	2006	2005

Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease	$6,300	—
Notes payable conversion to stock	—	$268,040
Bridge notes payable conversion to stock	—	3,014,372
Warrant discount on convertible debt	—	2,114,443
Beneficial conversion discount on debt	—	920,662
Issuance of stock for minority interest in subsidiary	—	5,310,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$11,998
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these consolidated statements.

Note 1 — Organization and Basis of Presentation:
     Lifeline Therapeutics, Inc. (“Lifeline Therapeutics” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, and to Lifeline Therapeutics, Inc. in October 2004. The Company is in the business of manufacturing, marketing and selling its product Protandim® to individuals throughout the United States of America. The Company began selling to individuals during the fiscal year ended June 30, 2005 and to retail stores beginning in fiscal year 2006. The Company’s principal operations are located in Greenwood Village, Colorado.
     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. The shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of Series A common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction.
     For legal purposes, the Company acquired LNC and is the parent company of LNC. However, for accounting purposes, LNC is treated as the acquiring company in a reverse acquisition of the Company. As a consequence, the financial statements presented reflect the consolidated operations of both Lifeline Therapeutics and LNC for the two years ended June 30, 2006 and June 30, 2005 and Lifeline Therapeutics since the date of the reverse merger. For periods prior to October 2004, the historical financial statements are those of LNC.
     For the period from July 1, 2003 (LNC’s date of formation) to June 30, 2005, LNC (and the Company, following the reorganization) was in the development stage. Activities since inception until February 2005 consisted of organizing LNC, consummation of the reorganization, developing a business plan, formulation and testing of product, and raising capital. In late February 2005, the Company began sales of its product Protandim® and commenced principal planned operations. Accordingly, the Company is no longer in the development stage.
Note 2 — Summary of Significant Accounting Policies:
Consolidation
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, LNC. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Revenue Recognition
     Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is shipped from the fulfillment facility to direct sales customers). The Company ships the majority of its direct sales product by United Parcel Service (“UPS”) and receives substantially all payment in the form of credit card charges. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. To date, the Company has experienced monthly returns of approximately 2% of sales. As of June 30, 2006 and 2005, the Company’s reserve balance for returns and allowances was approximately $34,400 and $48,000, respectively.

     In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”). Among other terms of the agreement, sales are subject to a provision whereby the seller and buyer “agree that all Products shall be sold on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. The GNC Vendor Handbook “pledges a 100-percent guarantee by GNC to the purchasers of its products and expects vendors to do the same.” Since the Company does not have sufficient history with GNC to reasonably estimate the rate of product returns, the Company has deferred all revenue and costs related to these shipments. The Company will recognize this deferred revenue and its related costs, classified as deferred expense, when it obtains sufficient information to reasonably estimate the amount of future returns. As of June 30, 2006, deferred revenue totaled $1,144,950 and related cost of sales totaled $152,677.
Accounts Receivable
     The Company’s accounts receivable consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. However, as the Company had only one retail distributor, GNC, as of June 30, 2006, and has never incurred any payment delays from this customer, the Company has no allowance for doubtful accounts. For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment on credit cards is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on information available, management does not believe that there is justification for an allowance for doubtful accounts as of June 30, 2006. There is no bad debt expense for the year ended June 30, 2006.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of June 30, 2006 and June 30, 2005, inventory consisted of:

	June 30,
	2006	2005
Finished goods	$25,097	$201,964
Packaging supplies	19,904	17,680

Total inventory	$45,001	$219,644

Earnings per share
     Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the fiscal years ended June 30, 2006 and June 30, 2005, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.

Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2006 and June 30, 2005 were $114,163 and $37,933, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2006 and June 30, 2005 were $1,980,901 and $219,005, respectively.
Cash and Cash Equivalents
     The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents in accordance with SFAS 115.
Marketable Securities
     The Company considers its investment in debt instruments as marketable securities. The Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. As of June 30, 2006 the portfolio declined in value and the Company reported an unrealized loss of $55,607 in its accompanying Statement of Comprehensive Income. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified the investment as “available for sale” securities and reported the unrealized loss in a separate component of shareholders’ equity as a comprehensive income item.
Investment in marketable securities are summarized as follows as of June 30, 2006 and 2005:

	Unrealized	Fair
	(Loss)	Value
As of June 30, 2006
Available for sale securities
Debt securities (maturing 0 to 2 years)	($55,607)	$3,008,573

As of June 30, 2005
Available for sale securities
Debt securities	$—	$—

Deposit with Manufacturer
     At June 30, 2006, the Company had a deposit of $555,301 with its contract manufacturer. At June 30, 2005, the Company had a deposit of $991,560 with its contract manufacturer for acquisition of raw materials and production of finished product. Throughout fiscal year 2006, the Company offset reductions in the deposit against the trade payable to the manufacturer. As of June 30, 2006, the trade payable to the contract manufacturer was approximately $32,000.
Shipping and Handling
     Shipping and handling costs associated with inbound freight and freight out to customers are included in cost of sales. Shipping and handling fees charged to customers are included in sales.

Property and Equipment
     Property, software, and equipment are recorded at cost. Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

	June 30,
	2006	2005
Equipment	$139,185	$77,965
Software	216,881	141,451
Accumulated Depreciation	(111,066)	(18,472)

Property and equipment, net	$245,000	$200,944

Patents
     The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs, periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. As of June 30, 2006, all patent applications were in process of approval; therefore, there was no amortization expense for the years ended June 30, 2006 or 2005.
Impairment of Long-Lived Assets
     Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards (“SFAS“) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. As of June 30, 2006, the Company has determined that impairment loss has not occurred in its long-lived assets.
Goodwill and Other Intangible Assets
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. The Company performs impairment tests on the carrying value of its goodwill on an annual basis. As of June 30,

2006 and 2005 no evidence of impairment exists. Goodwill and other intangibles with indefinite lives are not amortized.
Intangible assets consist of:

	June 30,
	2006	2005
Patent and trademark costs	$162,042	$102,162
Non-compete agreement, net	—	166,668
Goodwill	5,310,000	5,310,000

Intangible assets, net	$5,472,042	$5,578,830

Debt issuance costs
     Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt. During 2005, debt instruments were converted into common stock and the unamortized cost of $275,200 was charged to interest expense.
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
Concentration of Credit Risk
     SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2006, the Company had approximately $3,008,600 with one financial institution in an investment management account.
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
     The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS No. 123(R), beginning in the first quarter of fiscal 2007. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date, consistent with the recognition provisions of SFAS No. 123(R), the effect on the Company’s net loss and loss per share would be as stated in the pro forma amounts below.

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
     Warrants and options were granted to various directors for services rendered during the years ended June 30, 2006 and 2005. An adjustment to net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

	June 30,
	2006	2005
Net (loss):

As reported	$(2,734,501)	$(5,822,397)

Less: total share-based employee compensation determined under the fair value method for all options granted	(1,336,817)	(124,999)

Pro forma (loss)	$(4,071,318)	$(5,947,396)

Basic and diluted earnings (loss) per share:

As reported	$(0.12)	$(0.33)

Pro forma	$(0.18)	$(0.34)
The fair value of the options granted in fiscal year ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of between 3.84 and 5.16 percent in fiscal year 2006 and 3.73 in fiscal year 2005;

2.	dividend yield of 0 percent in 2006 and 2005;

3.	expected life of 2 — 3 years in 2006 and 2005; and

4.	a volatility factor of the expected market price of the Company’s common stock of between 187 and 263 percent in 2006 and 535 percent in 2005.
Reclassification
     Certain prior period amounts have been reclassified to comply with current period presentation.
Segments of an Enterprise and Related Information
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.

Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires the presentation and disclosure of all changes in equity from non-owner sources as “Comprehensive Income”. The Company had comprehensive income for the years ended June 30, 2006 and 2005 of ($2,790,108) and ($5,822,397), respectively.
Organization Costs
     The Company accounts for organization costs under the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” which requires that all organization costs be expensed as incurred.
Effect of New Accounting Pronouncements
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.
     In September 2006, Statement 157, Fair Value Measurements, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

Note 3 – Acquisition of Minority Interest in Subsidiary and Accounting for Goodwill
     On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, LNC. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A common stock for the remaining 4,500,000 shares of LNC, representing 19% of the outstanding shares of LNC. The closing price of the Company’s Series A common stock on March 10, 2005 was $9.00 per share. Since the Company’s stock had historically been thinly traded, this 1,000,000-share issuance represented a significant block of the Company’s total outstanding shares. Accordingly, the Company took a marketability discount to arrive at an estimated fair value of $5.31 per share. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in goodwill of $5,310,000. The minority shareholder was a former officer of LNC.
     In connection with the purchase of the minority interest in LNC, the Company agreed to pay the minority shareholder $250,000 for a non-compete agreement through March 2006. The payment terms were $125,000 on the date of execution of the agreement and $125,000 in the form of a note payable, which was paid on April 19, 2005. The non-compete agreement is being amortized over the term of the agreement. Amortization expense totaled $166,668 for the year ended June 30, 2006, and $83,332 for the year ended June 30, 2005.
Note 4 –Notes Payable
     There were no Notes Payable outstanding to related parties or unrelated parties as of the fiscal years ended June 30, 2006 and 2005.
     During the fiscal year ended June 30, 2005, the Company issued notes payable totaling $2,954,000, bearing interest at 10% per annum. Principal and any accrued interest was due the earlier of one year from issuance or the closing of the proposed private placement, as discussed in Note 5 below. Of the total amount of additional notes issued during 2005, $60,000 was from a related party. The note holders had an option to exchange all or part of the principal and accrued interest for securities in the private placement at the private offering price. In addition, the notes had a warrant attached to purchase shares of common stock equal to their principal and accrued interest amount divided by the $2.00 per share offering price in the private placement. A value for the warrants issued in connection with the debt of $2,185,998 was recorded as a discount to the debt and an addition to equity using the Black-Scholes valuation model. Also, because the conversion price of the debt was less than the market value on the date of grant, an additional discount of $920,662 was recorded for the beneficial conversion feature. The discount relating to the warrants and the beneficial conversion feature were amortized over the term of the debt and recorded as interest expense through the date of conversion of these notes to equity during the fourth quarter of fiscal 2005. Upon conversion, the remaining unamortized discount was charged to interest expense. Total warrant discount and beneficial conversion feature recorded as interest expense was $3,185,105.
     Interest expense related to the related party note payable was $- in fiscal year ended June 30, 2006 and $21,063 for the fiscal year ended June 30, 2005.
Note 5 – Stockholders’ Equity
     On June 12, 2006, the Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. As of June 30, 2006 the portfolio declined in value and the Company reported an unrealized a loss of $55,607. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company accounted for the investment as “available for sale” securities and reported the unrealized loss in a separate component of shareholders’ equity as a comprehensive income item.

     During 2006, the Company granted warrants and options to consultants for services rendered. In accordance with SFAS No. 123, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method. For the year ended June 30, 2006, compensation of $96,655 was reflected as an increase to additional paid in capital.
     In April and May 2005, the Company issued, in a private placement, units consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for $2.50 per share, exercisable through April 18, 2008, to accredited investors for cash and exchange of bridge loan notes.. Each unit was offered at $2.00 per unit. The private placement was made pursuant to an agreement with an investment banking firm entered into by the Company on January 15, 2005. The securities offered in the private placement have not been registered under the Securities Act of 1933 (the “Act”) or under the securities laws of any state. The securities are “restricted securities” as defined in Rule 144 under the Act. The securities were offered pursuant to an exemption from registration and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements.
     Pursuant to the private placement, the Company received $4,988,811 in cash from certain accredited investors in exchange for 2,499,764 shares of common stock and an equal number of warrants. The Company also issued 1,507,202 shares of its common stock and an equal number of warrants in exchange for $3,014,372 bridge notes and accrued interest. The Company paid commissions of $508,134 plus a $75,000 expense allowance to the investment banking firm, and issued warrants to the investment banking firm and another placement agent to purchase 409,281 shares of common stock, exercisable at $2.00 per share through April 18, 2008. After payment of commissions, the expense allowance, and a fee to the escrow agent, the Company received net proceeds of $4,405,677. In conjunction with the closing of the private placement, the Company repaid bridge notes payable with a principal balance of $160,000 and related accrued interest of $10,733 to note holders electing to be repaid rather than exchange their notes for units in the private placement.
     The Company has an obligation to register the Series A common stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement.
     On November 19, 2004, the Board of Directors authorized the issuance of 200,000 shares of the Company’s Series A common stock to Lifeline Orphan Foundation, a not-for-profit organization. The closing price of the Company’s common stock that day was $3.25 and, accordingly, the Company recorded an expense in the consolidated statement of operations for the year ended June 30, 2005 of $650,000.
     The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of June 30, 2006, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 6 – Stock Option Grants and Warrants
     Stock Option Grants – During the year ended June 30, 2006, the Company granted stock options to various employees and directors of the Company. The options granted the right to purchase shares of the Company’s Series A common stock at prices between $2.00 and $3.47 per share. The options are not transferable and expire on various dates through January 4, 2016. The Company has not adopted SFAS 123(R) for the fiscal year ended June 30, 2006 and the pro forma impact of SFAS 123(R) is reflected in Note 2 under Stock Based Compensation. There were no stock option grants during the fiscal year ended June 30, 2005.

     Warrants – At June 30, 2006, 6,001,866 warrants granted during fiscal year ended June 30, 2005 and 167,428 warrants granted during fiscal year ended June 30, 2006 to purchase common stock were outstanding. The warrants granted during fiscal year ended June 30, 2005 are at exercise prices ranging between $2.00 and $2.50 with a weighted average exercise price of $2.33 and expiration dates ranging from April 18, 2008 to May 31, 2008. The warrants granted during fiscal year ended 2006 are at exercise prices ranging between $0.72 and $9.85 with a weighted average exercise price of $3.43 and expiration dates ranging from July 31, 2007 to September 30, 2008.
     The following is a summary of stock options and warrants granted for the years ended June 30, 2006 and 2005.

			Exercise
	Options	Warrants	Price

Outstanding and exercisable, July 1, 2004	—	32,136	3.11
Granted		6,001,866	2.33
Cancelled		(32,136)	3.11
Exercised	—	—	—
Expired	—	—	—

Outstanding and exercisable, June 30, 2005	—	6,001,866	$2.33

Granted	1,716,000	167,428	$3.25
Cancelled
Exercised
Expired

Outstanding and exercisable, June 30, 2006	1,716,000	6,169,294	$2.55

Fiscal year ended June 30, 2006:

Weighted average exercise price	$3.23	$2.36
Weighted average remaining contractual life (years)	8.0	1.8
Weighted average fair value of options and warrants granted during 2006	$3.23	$3.43

Fiscal year ended June 30, 2005:

Weighted average exercise price	$2.50	$2.33

Weighted average remaining contractual life (years)	2.9	2.8
Weighted average fair value of options and warrants granted during 2005	$8.85	$6.28
Note 7 – Fair Value of Financial Instruments
     SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2006 and June 30, 2005. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
     Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these financial statements because of their short maturities.

Note 8 – Income Taxes
     At June 30, 2006, the Company had a net operating loss (“NOL”) carry-forward of approximately $3,300,000. At June 30, 2005, the Company had an NOL carry-forward of approximately $1,687,000. The NOL may be offset against future taxable income, if any, until 2020. These carry-forwards are subject to review by the Internal Revenue Service.
     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$1,284,000	$658,300
Amortization of noncompete agreement	—	32,000
Contribution carryover	260,000	269,000
Net accrued return liability	383,000	—
Book/tax depreciation/amortization	(27,000)	—
State income taxes	(85,000)	—
Amortization of non-compete agreement	—	(1,100)

Total deferred tax assets	1,815,000	958,200

Deferred tax liabilities	—	—

Net deferred tax assets before valuation allowance	1,815,000	958,200
Valuation allowance	(1,815,000)	(958,200)

Net deferred tax asset	$—	$—

     The Company has fully reserved the tax benefit of the net deferred tax assets by a valuation allowance of the same amount, because the Company has determined that the probability of realization of the tax benefit is less than likely to occur.
     The Company’s actual income tax benefit differs from the expected income tax benefit determined by applying the statutory rate of 39% (34% federal and 5% state) to the net loss due to the following:

	June 30,
	2006	2005

Expected federal income tax benefit	$1,056,000	$1,979,700
Amortization of debt discount	—	(1,080,600)
Deferred revenue	(442,000)	—
Deferred expense	60,000	—
Book/tax depreciation difference	(10,000)	—
Stock options for services	(37,000)	(108,000)
Meals and entertainment	(2,000)	(2,400)
State income tax benefit	—	79,000
Change in prior year estimates	—	18,900
Stock transfer fees	(3,000)	—
Prior year A/R reserve write-off	28,000	—
Sales returns and allowances	(13,200)	—
Other future differences	220,000

Change in valuation allowance	(856,800)	(886,600)

Net income tax benefit	$—	$—

Note 9 – Operating Lease Commitments
     Effective July 1, 2004, the Company entered into a month-to-month lease for its office facilities. The office facility lease require monthly payments of approximately $5,400. Included in such payments were charges each month for common area maintenance charges, property tax, bookkeeping, insurance, and management fees.
     In August 2005, the Company entered into a 36-month lease for its office facilities. The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents ranging from $9,560 to $10,038 over the term of the lease. Associated with this lease, the Company also tendered a $30,144 security deposit that will be returned to the Company, in thirds, at the beginning of the thirteenth month, twenty-fifth month and at termination of the agreement, provided the Company does not breach any covenant set forth in the lease. The Company continues to be responsible for payments such as maintenance charges, property tax, bookkeeping, insurance, and management fees. Rent expense totaled $110,939 and $66,968 for the years ended June 30, 2006 and 2005, respectively.
     Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2007	$117,358
2008	119,739
2009	10,038

Total future minimum Lease payments	$247,135

Note 10 – Interim Financial Results (Unaudited)
LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in ‘000’s except per share data)

					Fiscal Year
	Quarter				ended
Fiscal year ended June 30, 2006	First	Second	Third	Fourth	June. 30, 2006

Sales, net	$2,964.6	$1,711.7	$1,390.6	$1,098.9	$7,165.8
Gross profit	2,368.0	1,348.7	1,094.5	863.3	5,674.5
Net income (loss)	$80.3	($571.0)	($670.9)	($1,572.9)	($2,734.5)

Per common share:
Loss per share, basic and diluted	$0.00	($0.02)	($0.03)	($0.07)	($0.12)

					Fiscal Year
	Quarter				ended
Fiscal year ended June 30, 2005	First	Second	Third	Fourth	June. 30, 2005

Sales, net	$0.0	$0.0	$25.8	$2,328.0	$2,353.8
Gross profit	—	—	15.7	1,944.5	1,960.2
Net income (loss)	($44.8)	($1,164.3)	($1,519.8)	($3,093.5)	($5,822.4)

Per common share:
Loss per share, basic and diluted	($0.04)	($0.07)	($0.09)	($0.13)	($0.33)