Form 10QSB
period 2006-09-30
LIFELINE THERAPEUTICS, INC.
filed 2006-11-13
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-30489
LIFELINE THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6400 S. Fiddler’s Green Circle, Suite 1970 Greenwood Village, Colorado 80111
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2006 was 22,118,034.
Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-QSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our short operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers and a single product for our revenue;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Unanticipated delays in completing the process of our restatement of historical financial statements and related audits, including delays in or restrictions on our ability to access the capital markets or other adverse effects to our business and financial position; and

•	Other factors, including the other risks, uncertainties, and contingencies under “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” in Item 6 of Part II of our report on Form 10-KSB for the year ended June 30, 2006.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFELINE THERAPEUTICS, INC.

PART I Financial Information
Item 1. Financial Statements
LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006

	(Unaudited)
	September 30,	(Audited)
	2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$143,560	$228,112
Marketable securities, available for sale	2,568,406	3,008,573
Accounts receivable, net	390,600	107,892
Inventory	91,969	45,001
Deferred expenses	125,918	152,677
Deposit with manufacturer	470,416	555,301
Prepaid expenses	584,693	316,659

Total current assets	4,375,562	4,414,215

Property and equipment, net	254,088	245,000
Intangible assets, net	2,199,412	2,162,042
Deposits	325,440	316,621

TOTAL ASSETS	$7,154,502	$7,137,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$645,137	$613,833
Accrued expenses	305,833	399,305
Margin debt payable	607,487	—
Deferred revenue	876,660	1,144,950
Capital lease obligations, current portion	2,059	1,985

Total current liabilities	2,437,176	2,160,073

Long-term liabilities
Capital lease obligations, net of current portion	2,603	3,146

Total liabilities	2,439,779	2,163,219

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Series A -par value $.001, 250,000,000 shares authorized and 22,118,034 issued and outstanding	22,118	22,118
Common stock, Series B — par value $.001, 250,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	14,542,396	14,018,487
Accumulated (deficit)	(9,830,547)	(9,010,339)
Unrealized (loss) on securities available for sale	(19,244)	(55,607)

Total stockholders’ equity	4,714,723	4,974,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,154,502	$7,137,878

The accompanying notes are an integral part of these condensed consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2006	2005
Sales, net	$2,075,482	$2,964,591
Cost of sales	375,552	596,561

Gross profit	1,699,930	2,368,030

Operating expenses:
Marketing and customer service	1,032,815	1,144,470
General and administrative	1,407,626	1,065,409
Research and development	65,683	—
Depreciation and amortization	29,432	86,374

Total operating expenses	2,535,556	2,296,253

Operating (loss)	(835,626)	71,777

Other income and (expense):
Interest income (expense)	15,418	20,466
Other	—	(11,928)

Net other income (expense)	15,418	8,538

Net income (loss)	$(820,208)	$80,315

Net income (loss) per share, basic and diluted	$(0.04)	$—

Weighted average shares outstanding, basic	22,118,034	22,117,992

Weighted average shares outstanding, fully diluted	22,118,034	24,953,510

The accompanying notes are an integral part of these condensed consolidated statements.

LIFELINE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(820,208)	$80,315
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	29,432	86,374
Stock based compensation	523,910	21,388
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(282,708)	302,707
(Increase)/decrease in inventory	(46,968)	83,283
Decrease in deferred expenses	26,759	—
Decrease in deposits to manufacturer	84,884	300,292
(Increase)/decrease in prepaid expenses	(268,035)	99,432
(Increase) in other assets	(8,819)	(210,002)
Increase/(decrease) in accounts payable	31,304	(122,461)
Increase/(decrease) in accrued expenses	(93,472)	328,335
(Decrease)/increase in deferred revenue	(268,290)	483,840

Net Cash (Used) Provided by Operating Activities	(1,092,211)	1,453,503

Cash Flows from Investing Activities:
Redemption of marketable securities	476,531	—
Purchase of intangible assets	(37,370)	(969)
Purchase of equipment	(38,520)	(75,483)

Net Cash Provided (Used) by Investing Activities	400,641	(76,452)

Cash Flows from Financing Activities:
Proceeds from margin debt	767,378	—
Repayment on margin debt	(159,891)	—
Principal payments under capital lease obligation	(469)	—

Net Cash Provided by Financing Activities	607,018	—

(Decrease)/Increase in cash	(84,552)	1,377,051
Cash and Cash Equivalents – beginning of period	228,112	3,385,205

Cash and Cash Equivalents — end of period	$143,560	$4,762,256

Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFELINE THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifeline Therapeutics, Inc. as of and for the year ended June 30, 2006 included in our Annual Report on Form 10-KSB.
Note 1 – Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifeline Therapeutics, Inc. (“Lifeline” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2006, and the results of operations for the three month periods ended September 30, 2006 and 2005 and the cash flows for the three month periods ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2006 pursuant to the rules and regulations of the SEC. For further information refer to the financial statements and notes thereto as of and for the year ended June 30, 2006, included in the Annual Report on Form 10-KSB on file with the SEC.
Note 2 — Summary of Significant Accounting Policies:
Restatement
On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). The minority shareholder was a former officer of LNC. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A common stock for the remaining 4,500,000 shares of LNC, representing 19% of the outstanding shares of LNC. The closing price of the Company’s Series A common stock on March 10, 2005 was $9.00 per share. Since the Company’s stock had historically been thinly traded, this 1,000,000-share issuance represented a significant block of the Company’s total outstanding shares. Accordingly, the Company took a marketability discount to arrive at an estimated fair value of $5.31 per share. The acquisition of the minority interest was previously accounted for utilizing the purchase method of accounting resulting in goodwill of $5,310,000.
On November 10, 2006, in response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”) concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in full compliance with Generally Accepted Accounting Principles, the Company’s Board of Directors concluded that it was appropriate to restate the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The Board determined that, due to a concurrent private placement of the Company’s Series A Common Stock at $2.00 per share at about the time of the acquisition, the acquisition cost of the minority interest in LNC should be recorded at $2,000,000. In addition, since the Company’s motivation in purchasing the minority interest in its subsidiary was to gain control over its intellectual property, the purchase price for the acquisition should be allocated entirely to intellectual property.

The balance sheet as of September 30, 2006 reflects the Company’s reduction of goodwill from $5,310,000 to $0, an increase of patent costs by $2,000,000 and a reduction of additional paid-in capital by $3,310,000. The Company intends to reflect these revisions on the Company’s balance sheets as of June 30, 2006 and 2005 included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The Company is working to complete the review and restate the financial statements. The Company will file the restated financial statements as soon as is practicable. The Company expects no adjustment to the income statement nor in cash expenditures as a result of the restatement.
Consolidation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, LNC. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is shipped from the fulfillment facility to direct sales customers). The Company ships the majority of its direct sales product by United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. To date, the Company has experienced monthly returns of approximately 2% of sales. As of September 30, 2006 and 2005, the Company’s reserve balance for returns and allowances was approximately $65,000 and $26,000, respectively.
For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”). Among other terms of the agreement, sales are subject to a provision whereby the seller and buyer agree that all Products shall be sold on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. The GNC Vendor Handbook “pledges a 100-percent guarantee by GNC to the purchasers of its products and expects vendors to do the same”. The Company has begun the recognition of revenue during the current interim reporting period due to the accumulation of historical data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to the distributor when the product is resold by the distributor. Prior to this change, all revenue and related costs from this customer were deferred. A total of $748,230 of revenue previously deferred was recognized from the GNC agreement in the three months ended September 30, 2006.
In July 2006, Lifeline entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among other terms of the agreement, one-half of the payment for the initial order, approximately $247,000, is withheld by CVS until certain sell-through parameters are met. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, 50% of the revenue and related cost has been deferred. The Company will recognize this deferred revenue and related cost of sales when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the three months ended September 30, 2006:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2006	$1,144,950	$152,677

Additional deferred revenue / expense in the current period	678,960	101,627

Recognition of revenue from prior period GNC sales	(748,230)	(98,268)

Recognition of revenue due to GNC sell-through in the current period	(199,020)	(30,118)

Deferred revenue / expenses as of September 30, 2006	$876,660	$125,918

Accounts Receivable
The Company’s accounts receivable consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. However, as the Company had only two retail distributors, GNC and CVS, as of September 30, 2006, and has not experienced non-payment from these customers, the Company has no allowance for doubtful accounts. For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment on credit cards is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on information available, management does not believe that there is justification for an allowance for doubtful accounts as of September 30, 2006. There is no bad debt expense for the three month period ended September 30, 2006.
Earnings per share
Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended September 30, 2006 and 2005, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.

As of September 30, 2006 and June 30, 2006, intangible assets consisted of:

	September 30,	June 30,
	2006	2006
Patent costs	$2,118,542	$2,097,905
Trademark costs	80,870	64,137
Goodwill	—	—

Intangible assets, net	$2,199,412	$2,162,042

Stock-Based Compensation
Prior to July 1, 2006, the Company adhered to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 provides a method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), for all options and warrants issued to employees and directors during the first quarter ended September 30, 2006 and, as a result, has not restated its financial results for prior periods.
In an effort to advance the interests of the Company and its shareholders, the Company has established its 2007 Long-Term Incentive Plan (the “Plan”) to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The Plan is subject to shareholder approval at the November 21, 2006 shareholder meeting. Options to purchase approximately 600,000 shares have been granted to various employees at a price of $0.76 per share, vesting over a three-year period. A maximum of 6,000,000 shares of Series A Common Stock can be issued under the Plan in connection with the grant of awards.
Options granted prior to the adoption of the Plan will be terminated and new options on substantially identical terms and provisions (i.e., identical number of underlying shares, exercise price, vesting schedule, and expiration date as the original options) will be granted under the Plan. As no modifications to the terms and provisions of the previously granted options will occur, the Company will account for the related compensation expense under SFAS 123(R) as it did prior to the effective date of the Plan.
In certain circumstances, the Company issued common stock for invoiced services, to pay creditors and in other similar situations. In accordance with Emerging Issues Task Force 96-18 (“EITF 96-18”), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
Warrants and options were granted to various consultants and directors for services rendered during the three month period ended September 30, 2006. As the Company has adopted SFAS 123(R) effective July 1, 2006, an adjustment to net income for compensation expense to recognize annual vesting has been recorded under SFAS 123(R).

	Three month period
	ended September 30,
	2006	2005
Net income (loss) as reported:	$(820,208)	$80,315

Share-based employee compensation cost included in net income (loss):	523,910	21,388

Share-based employee compensation cost that would have been included in net income if the fair value-based method had been applied to all awards:	(523,910)	(54,904)

Pro forma net income (loss) as if the fair value-based method had been applied to all awards:	$(820,208)	$46,799

Basic and fully diluted earnings per share:
As Reported:	$(0.04)	$—

Pro forma:	$(0.04)	$—

The total unrecognized compensation expense to be recognized in the future is approximately $3,750,000.
The fair value of the options granted in the three month periods ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of between 4.71 and 4.97 percent in the three month period ended September 30, 2006 and between 3.84 and 4.18 percent in the three month period ended September 30, 2005;

2.	dividend yield of -0- percent in 2006 and 2005;

3.	expected life of 2 — 6 years in 2006 and 2005; and

4.	a volatility factor of the expected market price of the Company’s common stock of between 185 and 211 percent in the three month period ended September 30, 2006 and between 220 and 259 percent in the three month period ended September 30, 2005.
Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.
Effect of New Accounting Pronouncements
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This

Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.
Note 3 –Margin Debt
In order that sales of marketable securities would not have to occur before maturity to fund short term operating needs of the Company, a margin account was established to borrow against the marketable securities at a variable interest rate. Margin Debt payable was approximately $607,500 as of September 30, 2006, and there was none outstanding as of June 30, 2006.
Note 4 – Stockholders’ Equity
On June 12, 2006, the Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. As of September 30, 2006, the portfolio declined in value and the Company reported in comprehensive income an unrealized loss of $(19,244). In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company accounted for the investment as “available for sale” securities and recorded the unrealized loss as comprehensive income in a separate component of stockholders’ equity.
During the three month period ended September 30, 2006, the Company granted warrants and options to consultants for services rendered, under EITF 96-18. Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2006 and 2005, compensation of $523,910 and $21,388, respectively, was reflected as an increase to additional paid in capital.
In April and May 2005, the Company issued, in a private placement, units consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for $2.50 per share, exercisable through April 18, 2008, to accredited investors for cash and exchange of bridge loan notes. Each unit was offered at a purchase price equal to $2.00 per share. The private placement was made pursuant to an agreement with an investment banking firm entered into by the Company on January 15, 2005. The securities offered in the private placement have not been registered under the Securities Act of 1933 (the “Act”) or under the securities laws of any state. The securities are “restricted securities” as defined in Rule 144 under the Act. The securities were offered pursuant to an exemption from registration and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements.
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
The Company has an obligation to register the Series A common stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The Company filed a registration statement for these shares in June 2005 and is currently in discussions with the Staff of the Securities and Exchange Commission (See “SEC Staff Comments”).

The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of September 30, 2006, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 5 — Stock Option Grants and Warrants
Stock Option Grants – During the three months ended September 30, 2006, the Company granted approximately 600,000 options to employees. No additional stock options were granted to directors or consultants. Options outstanding grant the right to purchase shares of the Company’s Series A common stock at prices between $2.00 and $3.47 per share. The options are not transferable and expire on various dates through January 4, 2016. The Company adopted SFAS 123(R) beginning July 1, 2006 for the first quarter ended September 30, 2006.
Warrants – At September 30, 2006, 176,428 warrants were outstanding. There were 9,000 warrants granted during the three months ended September 30, 2006 at exercise prices ranging between $0.76 and $0.98 with a weighted average exercise price of $0.90 and expiration dates ranging from July 31, 2008 to September 30, 2008.
There were 10,170 warrants granted during the three months ended September 30, 2005 at exercise prices ranging between $5.10 and $9.85 with a weighted average exercise price of $6.66 and expiration dates ranging from July 31, 2007 to September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as the section entitled “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the fiscal year ended June 30, 2006 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.
Overview
This management’s discussion and analysis discusses the financial condition and results of operations of Lifeline Therapeutics, Inc. (the “Company”, “Lifeline Therapeutics”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
At the present time, we sell a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected on its ability to meet these criteria. Low, safe doses of each component ensure that unwanted additional effects that might be associated with one or another of the components are not seen with the formulation.
We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally televised news program, which led to a substantial increase in sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not received continuing similar national news exposure. During the three month period ended September 30, 2006, the Company’s advertising expenditures increased over the three month period ended September 30, 2005.
Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products under the Protandim® brand name in the future, although we cannot offer any assurance that we will be successful in this endeavor.
The primary operational components of our business are outsourced to companies we believe possess a high degree of professionalism and achievement in their particular field of endeavor. One advantage of outsourcing we hope to achieve is a more direct correlation of the costs we incur to our level of product sales versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to the human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.

Recent Developments
CVS/pharmacy
In July 2006, Lifeline entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS drugstore chain, which includes more than 6,100 stores throughout the United States, including the Sav-on and Osco stores recently acquired by CVS.
As part of the launch, CVS/pharmacy will co-market Protandim® through a variety of initiatives, including national print advertisements in over 800 publications, in-store signage, and off-shelf merchandising.
Addition to the Board of Directors
On October 6, 2006, Lifeline announced that Dr. Larry Gold had been elected to the Company’s Board of Directors as the ninth member to fill a vacancy established by the Board on September 26, 2006. Dr. Gold also serves on the Company’s Scientific Advisory Board, where he provides advice to the Company with respect to activities and special projects.
Discussions with the Staff of the Securities and Exchange Commission
We have been in discussion with the Securities and Exchange Commission regarding, among other issues, the accounting for the convertible debentures issued by us in 2005, as well as the accounting for goodwill from the purchase of the minority interest of LNC in 2005. The outcome of such discussions with the SEC resulted in adjustments to certain amounts reported in our financial statements issued for the year ended June 30, 2006 and the current filing. These adjustments affected the presentation and classification of amounts and costs relating to certain patents, goodwill, and additional paid-in capital on our balance sheet. In resolving the above items with the SEC, the Company requested resolution on its revenue recognition policy. We will continue to utilize the sell-through amounts from the distributor to the consumer to recognize revenue for sales to a distributor with right of return provisions, and we will apply an allowance for product returns.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Sales We generated revenues of approximately $2,075,500 during the three months ended September 30, 2006 and approximately $2,964,600 during the same period of the prior fiscal year. For the three month periods ended September 30, 2006 and 2005, cost of sales was approximately $375,600 and $596,600 resulting in a gross profit of approximately $1,699,900 and $2,368,000, respectively. The decrease in sales and gross profit was due to a nationally televised news program in June 2005 which led to substantial sales during the three month period ended September 30, 2005. No similar national news exposure occurred during the three month period ended September 30, 2006.
Gross Margin Our gross profit percentage for the three month periods ended September 30, 2006 and 2005 was 82% and 80%, respectively. The slight increase in margin is due to the recognition of higher margin distributor revenue during the three month period ended September 30, 2006.
Operating Expenses Total operating expenses reported during the three month period ended September 30, 2006 were approximately $2,535,600 as compared to operating expenses of approximately $2,296,300 during the three month period ended September 30, 2005. Operating expenses increased approximately $239,300 primarily due to stock-based compensation expense under SFAS 123(R), which was adopted by the Company effective July 1, 2006.
Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $1,144,500 in the three months ended September 30, 2005 to approximately $1,032,800 in the three months ended September 30, 2006. This decrease was due to higher customer service and call center costs in the three months ended September 30, 2005 associated with the creation and ramp-up of call center and order taking capabilities.
General and Administrative Expenses Our general and administrative expense increased from approximately $1,065,400 in the three months ended September 30, 2005 to approximately $1,407,600 in the three months ended September 30, 2006. The increase resulted from the adoption of SFAS 123(R) during the three month period ended September 30, 2006. During the three months ended September 30, 2006, stock related compensation was approximately $523,900 compared to approximately $21,400 during the three months ended September 30, 2005.
Research and Development Our research and development expenditures increased from $-0- in the three months ended September 30, 2005 to approximately $65,700 in the three months ended September 30, 2006 as a result of research, development, and documentation of the efficacy of Protandim®.
Depreciation and Amortization Expense Depreciation and amortization expense decreased from approximately $86,400 during the three months ended September 30, 2005 to approximately $29,400 in the three months ended September 30, 2006. This decrease was due to the amortization of a non-compete agreement prior to the beginning of the Company’s first fiscal quarter ended September 30, 2006.
Net Other Income and Expense We recognized net other income of approximately $15,400 in the three months ended September 30, 2006 as compared to net other income of approximately $8,500 in the three months ended September 30, 2005. This change is largely the result of increased interest income.
Net Loss As a result of the revenues and expenses described above and because of lower first fiscal quarter 2007 revenue, the Company’s net loss was approximately $(820,200) for the three month period ended September 30, 2006 compared to net income of approximately $80,300 for the three month period ended September 30, 2005.
Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that Lifeline Therapeutics has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim® through June 30, 2007. Nevertheless, even if we do generate revenues at increasing levels, the revenues generated may not be greater than the expenses incurred. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we will be incurring during that period of time.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.
At September 30, 2006, our available liquidity was approximately $2,712,000, including available cash and cash equivalents and marketable securities. This represented a decrease of approximately $524,700 from the approximately $3,236,700 in cash, cash equivalents and marketable securities as of June 30, 2006. During the three months ended September 30, 2006, our net cash used by operating activities was approximately $(1,092,200) as compared to net cash provided by operating activities of approximately $1,453,500 during the three months ended September 30, 2005. The Company’s cash used by operating activities during the three month period ended September 30, 2006 decreased as a result of lower sales than the same period during the prior fiscal year.

During the three months ended September 30, 2006, our net cash provided by investing activities was approximately $400,600, primarily due to the sale and redemption of marketable securities available for sale. During the three months ended September 30, 2005, we used approximately $(76,500) in investing activities, primarily due to the purchase of equipment.
Cash provided by financing activities during the three months ended September 30, 2006 was approximately $607,000, compared to none during the three months ended September 30, 2005. Cash provided from financing activities during the three month period ended September 30, 2006 was due to proceeds from margin debt.
At September 30, 2006, we had working capital (current assets minus current liabilities) of approximately $1,938,400, compared to working capital of approximately $2,254,100 at June 30, 2006. The decrease in working capital was due to cash used in operating activities.
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
We offer a 30-day, money back unconditional guarantee to all customers. As of September 30, 2006, our September 2006 direct sales shipments of approximately $365,600 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible.
As the Company has begun to recognize revenue associated with sales to distributors, the Company has also utilized its return rate experience of 2% of sales to estimate returns on its sales to distributors.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $65,000 on September 30, 2006, compared with approximately $26,000 on September 30, 2005. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. We maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of September 30, 2006 because our product and raw materials have a shelf life of over 3 years and we purchased all product and raw materials in the second half of fiscal 2005.
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
For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, we entered into an agreement with GNC pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. The Company has begun the recognition of revenue during the current interim reporting period. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to the distributor when the product is resold by the distributor. Prior to this change all revenue and related costs to this customer were deferred.
In July 2006, Lifeline entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among other terms of the agreement, one-half of the payment for the initial order, approximately $247,000, is withheld by CVS until certain sell-through parameters are met. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, 50% of the revenue and related cost has been deferred. The Company will recognize this deferred revenue and related cost of sales when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
Research and Development Costs We have expensed all of our payments related to research and development activities.
Recently Issued Accounting Standards
In September 2006, SFAS 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.
We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
SEC Staff Comments
On June 30, 2005, we filed a registration statement on Form SB-2 related to the sale by certain of our shareholders of up to 12,323,867 shares of our Series A common stock issued in connection with our private placement completed in May 2005. We subsequently amended our registration statement to respond to comments from the Staff. We have been in ongoing dialogue with SEC Staff to resolve the following outstanding issues and the Company believes:
a)	The 1,000,000 shares issued to purchase a minority interest in Lifeline Nutraceuticals in March 2005 should be valued at $2.00 per share instead of $5.31 per share;

b)	the valuation of the goodwill resulting from the transaction should be $-0-;

c)	the appropriate purchase price allocation to patent related intellectual property should be $2,000,000; and

d)	the Company’s calculation of the beneficial conversion factor related to the bridge notes in fiscal year 2005 was properly reported.
Accordingly, the Company intends to restate its annual report on Form 10-KSB for the fiscal year ended June 30, 2006.
Item 3. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-QSB, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report on Form 10-QSB.
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
On December 7, 2005, John Bradley commenced a lawsuit naming Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation, and others as defendants in District Court, Arapahoe County, Colorado. Mr. Bradley alleged that he is entitled to additional compensation, in the form of approximately 450,000 shares of our Series A common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleged violations of the Colorado Securities Act, breach of contract, and fraudulent inducement.
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
The Company filed a Motion for Payment of Attorney’s Fees and on June 14, 2006, the Motion was granted. In a letter dated September 1, 2006, Mr. Bradley agreed to pay certain amounts in respect of legal fees to Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and the other defendants, and to file a stipulation and dismissal of the action. On October 25, 2006, a Stipulation and Proposed Order was filed pursuant to which Mr. Bradley agreed to pay the Company approximately $53,300 with respect to legal fees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2006, the Company granted options to purchase 605,000 shares of the Company’s Series A Common Stock to certain employees (see Note 2). The options are exercisable for Series A Common Stock at an exercise price of $0.76 per share. For these compensatory options, there was no underwriter involved in the transactions, and the options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
3.2	Amended and Restated Bylaws of Lifeline Therapeutics, Inc. as adopted on October 2, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Lifeline Therapeutics, Inc. (File No. 000-30489) filed on October 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELINE THERAPEUTICS, INC.
Date: November 13, 2006	/s/ Stephen K. Onody
Stephen K. Onody,
Chief Executive Officer

Date: November 13, 2006	/s/ Gerald J. Houston
Gerald J. Houston,
Chief Financial Officer

Exhibit Index
3.2	Amended and Restated Bylaws of Lifeline Therapeutics, Inc. as adopted on October 2, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Lifeline Therapeutics, Inc. (File No. 000-30489) filed on October 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002