Form 10KSB/A
period 2006-06-30
LIFELINE THERAPEUTICS, INC.
filed 2006-11-30
CIK 849146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission file number: 000-30489
LIFELINE THERAPEUTICS, INC.
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	90-0224471 (IRS Employer Identification No.)

6400 S. Fiddler’s Green Circle, #1970 Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)
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
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Report on Form 10-KSB/A contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
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

Amendment No. 1 Explanatory Note
     As described in our current report on Form 8-K and our quarterly report on Form 10-QSB filed with the Securities and Exchange Commission (“SEC”) on November 13, 2006, we are filing Amendment No. 1 (this “Amendment”) to the Lifeline Therapeutics. Inc. (the “Company”, “Lifeline Therapeutics” or “Lifeline”) Annual Report on Form 10-KSB/A for the year ended June 30, 2006, to change the valuation, allocation and presentation of goodwill and other intellectual property.
     This amendment restates and reclassifies intangible assets on our consolidated balance sheets as of fiscal years ended June 30, 2006 and 2005. The amendment also restates the consolidated statements of stockholders’ equity and comprehensive income for the fiscal years ended June 30, 2006 and 2005 and the statement of cash flows for the fiscal year ended June 30, 2005.
     This restatement has no impact on previously reported revenue, net income, earnings per share or cash and cash equivalents. This Form 10-KSB/A contains changes to Part II – Item 6, Item 7, and Item 8A to reflect this restatement. There are no other significant changes to the original Form 10-KSB other than those outlined above. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update disclosures therein in any way other than to reflect this restatement. Among other things, forward looking statements made in the original Form 10-KSB (other than the restatement), and such forward-looking statements should be read in their historical context. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
     Please note that the information contained in this Amendment, including the financial statements and the notes thereto, does not reflect events occurring after the date of the original filing on September 28, 2006, with the exception of the items discussed above. Such events include, among others, the events described in our current report on Form 8-K entitled “Non-reliance on previously issued financial statements or a related audit report”. For a description of these events, please read our reports filed with the Securities and Exchange Commission since September 28, 2006.

PART I
ITEM 1 – DESCRIPTION OF BUSINESS
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
     The AND Group, a strategic consultancy firm, was engaged to lead the development of Protandim®’s brand platform and consumer messaging hierarchy to include: structure/function statement, product description, core product benefits, and proof points.
     LeGrand Hart was retained as Protandim®’s public relations firm with assignments including developing a strategic and tactical public relations plan, refining core messaging for public relations applications, aggregating media coverage of relevant issues and competitive news, developing target media lists and outreach programs.

     Karsh + Hagan Communications, Inc. was retained as Protandim®’s advertising agency of record. Karsh’s scope of work included finalizing brand positioning and character, logo development, package design, media planning and buying, collateral material (i.e. Brochures) and advertising (i.e. print, radio, online) development.
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
Source: NBJ, Nutrition Business Journal primary research includes NBJ surveys of natural food, supplement and NPC manufacturers, distributors, MLM firms, mail order internet and raw material companies and numerous interviews with major retailers (WalMart, Costco, etc.), manufacturers, suppliers and industry experts. Secondary sources include Information Resources Inc., SPNS, ACNielsen, Natural Foods Merchandiser, OTC Update, Progressive Grocer, Supeemarket Business, US Census Bureau, company data and others. NHF represents natural, health food, supplement and speciality retail outlets. MM represents grocery, drug, mass merchandise, club and convenience stores. Mail Order represents catalogs, direct mail and direct response TV and radio. Practitioners represent conventional and alternative practitioners selling to patients. Note: NBJ classifies soymilk and selected other categories only as functional for the purposes of this all-industry chart to avoid double counting, even though it can also be classified as a natural & organic.
Source: Nutrition Business Journal, June/July, 2006
We believe that the growth in this market is driven by a number of factors including:

o	increased awareness of the health benefits of dietary supplements;

o	a trend toward preventive health care;

o	an increase in the number of older Americans; and

o	health care consumers’ interest in managing their own health needs.
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
          Trademark. We have applied for registration of the Protandim® trademark in the U.S., Canada, Japan, the European Community, Taiwan, China, and South Korea. Protandim® is registered on the Principal Register of the USPTO as U.S. Reg. No. 2,999,080. Common law rights are also in force in the U.S. and Canada. We do not know with reasonable certainty the timing of the final grant or denial of applications to register Protandim® in Canada, Japan, Taiwan, China, the European Community or South Korea.

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
ITEM 2 – DESCRIPTION OF PROPERTIES
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
ITEM 3 – LEGAL PROCEEDINGS
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
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders of Lifeline Therapeutics, Inc. through a solicitation of proxies or otherwise during the fourth quarter of the Company’s fiscal year ended June 30, 2006.

PART II
ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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
ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this annual report.
Restatement
     As discussed under the heading “Amendment No. 1 Explanatory Note” on page 4 and further discussed in the notes to the Restated Consolidated Financial Statements, we have restated our balance sheets as of June 30, 2006 and 2005 and statements of stockholders’ equity and comprehensive income for the fiscal years ended June 30, 2006 and 2005, and statement of cash flows for the fiscal year ended June 30, 2005.
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
Intangible Assets — Patent Costs
     The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.
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

SEC Staff Comments
     On June 30, 2005, we filed a registration statement on Form SB-2 related to the sale by certain of our shareholders of up to 12,323,867 shares of our Series A common stock issued in connection with our private placement completed in May 2005. We subsequently amended our registration statement to respond to comments from the Staff. We have been in ongoing dialogue with SEC Staff to resolve the following outstanding issues and the Company believes:
a)	1,000,000 shares issued to purchase a minority interest in Lifeline Nutraceuticals in March 2005 should be valued at $2.00 per share instead of $5.31 per share;

b)	the valuation of the goodwill resulting from the transaction should be $-0-; and

c)	the appropriate purchase price allocation to patent related intellectual property should be $2,000,000.
     We believe that this Amendment addresses these issues. However, the Staff of the Securities and Exchange Commission does not pass on the adequacy or accuracy of the information filed with the Commission, and we cannot predict the timing of final resolution of the Staff’s comments to the registration statement on Form SB-2 or the timing of the effectiveness of such registration statement.
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
Consumers of our products may not feel noticeable physiological differences after taking Protandim®.
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
     The trading price of our Common Stock has historically been subject to wide fluctuations. The price of our Common Stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. In such events, the price of our Common Stock would likely decline, perhaps substantially.
ITEM 7 – FINANCIAL STATEMENTS
     The information required by this item begins on page F-1 following Part III of this Report on Form 10-KSB/A and is incorporated into this Item 7 by reference.
ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 8A – CONTROLS AND PROCEDURES
Restatement
     As discussed under the heading “Amendment No. 1 Explanatory Note” on page 4 and further discussed in Note 2, “Restatement and Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, we have restated our consolidated balance sheets as of fiscal years ended June 30, 2006 and 2005. The Amendment also restates the consolidated statement of stockholders’ equity and comprehensive income for the fiscal years ended June 30, 2006 and 2005 and the statement of cash flows for the fiscal year ended June 30, 2005. The restatement has no impact on reported sales, net income, earnings per share, or cash and cash equivalents. We have reevaluated the Company’s internal control procedures and believe that the Company’s controls are effective in light of this restatement.
Evaluation of Controls and Procedures
     As of the end of the period covered by this Report on Form 10-KSB/A, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report on Form 10-KSB/A.
     There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In connection with the restatement, under the supervision and with the participation of our principal executive officer and principal financial officer, we reevaluated the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were effective as of June 30, 2006.
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

LIFELINE THERAPEUTICS, INC. a Colorado corporation

By:	/s/ Gerald J. Houston Gerald J. Houston
Its: Chief Financial Officer
Date: November 29, 2006

EXHIBIT INDEX

Exhibit
Number	Title
2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc. Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Articles of Incorporation of the Registrant, as amended (9)

3.2	Amended and Restated Bylaws of the Registrant (9)

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Secured Indemnification Agreement dated February 21, 2005 between Lifeline Therapeutics, Inc. and William J. Driscoll and Rosemary Driscoll (3)

10.5	Interim Executive Services Agreement between Lifeline Therapeutics, Inc. and Tatum CFO Partners, LLP dated August 1, 2005 (4)

10.6	Agreement between Lifeline Therapeutics, Inc. and William Driscoll dated July 1, 2005 (4)

10.7	Form of Placement Agent Warrant Certificate (5)

10.8	Selling Agreement dated January 14, 2005 between Lifeline Therapeutics, Inc. and Keating Securities, LLC (5)

10.9	Memorandum Agreement dated November 16, 2004 between Lifeline Nutraceuticals Corporation and The Scott Group (5)

10.10	Lifeline Therapeutics, Inc. 2006 Stock Option Plan (5)

10.11	Independent Contractor’s Agreement dated September 1, 2005 between Lifeline Therapeutics, Inc. and Robert Sgarlata Associates, Inc. (6)

10.12	Statement regarding Javier Baz Employment Agreement (6)

10.13	Employment Agreement dated November 28, 2005 by and between Lifeline Therapeutics, Inc. and Stephen K. Onody (7)

10.14	Employment Agreement dated January 4, 2006 by and between Lifeline Therapeutics, Inc. and Gerald J. Houston (8)

10.15	Voting Agreement and Irrevocable Proxy dated July 1, 2005 between Lifeline Therapeutics, Inc. and William Driscoll (9)

10.16	Voting Agreement and Irrevocable Proxy dated February 9, 2006 among Lifeline Therapeutics, Inc., Paul Myhill and Lisa Gail Myhill (9)

10.17	Manufacturing Agreement dated February 26, 2004 and amended on February 26, 2004 between Lifeline Therapeutics, Inc. and The Chemins Company (9)

10.18	Lease dated as of August, 2005 between Property Colorado OBJLW One Corporation and Lifeline Therapeutics, Inc. (9)

21.1	List of subsidiary (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit
Number	Title
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report of Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report of Form 8-K (File No. 000-

30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on May 26, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on November 29, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on January 4, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Lifeline Therapeutics, Inc.’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

*	Filed herewith.

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
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company restated the balance sheets as of June 30, 2006 and 2005 and statements of stockholders’ equity and comprehensive income for the years ended June 30, 2006 and 2005 and statement of cash flows for the year ended 2005.
/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
August 15, 2006
Except for Notes 2 and 3 for which the
Date is November 28, 2006

LIFELINE THERAPEUTICS, INC.
RESTATED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
	(Restated*)	(Restated*)
ASSETS
Current assets
Cash and cash equivalents	$228,112	$4,405,336
Marketable securities, available for sale	3,008,573	—
Accounts receivable, net	107,892	—
Inventory	45,001	219,644
Deferred expenses	152,677	—
Deposit with manufacturer	555,301	991,560
Prepaid expenses	316,659	415,806

Total current assets	4,414,215	6,032,346
Property and equipment, net	245,000	200,944
Intangible assets, net	2,162,042	2,268,830
Deposits	316,621	31,192

TOTAL ASSETS	$7,137,878	$8,533,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities Accounts payable	$613,833	$657,528
Accrued expenses	399,305	207,672
Deferred revenue	1,144,950	—
Capital lease obligations, current portion	1,985	—

Total current liabilities	2,160,073	865,200

Long-term liabilities
Capital lease obligations, net of current portion	3,146	—

Total liabilities	2,163,219	865,200

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Series A -par value $.001, 250,000,000 shares authorized and 22,117,992 issued and outstanding	22,118	22,118
Common stock, Series B — par value $.001, 250,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	14,018,487	13,921,832
Accumulated (deficit)	(9,010,339)	(6,275,838)
Unrealized (loss) on securities available for sale	(55,607)	—

Total stockholders’ equity	4,974,659	7,668,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,137,878	$8,533,312

* See Note 2, “Restatement and Summary of Significant Accounting Policies”
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

LIFELINE THERAPEUTICS, INC.
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2006 and 2005

			Additional	Accumulated
	Series A Common Stock		Paid In Capital	Other Comprehensive	Accumulated	Total	Comprehensive
	Shares	Amount	(Restated*)	Income/(loss)	Deficit	(Restated*)	Income
Balances, July 1, 2004	16,374,946	$16,375	$207,470	$—	$(453,441)	$(229,596)
Issuance of stock for minority interest in subsidiary at $2.00 per share	1,000,000	1,000	1,999,000	—	—	2,000,000
Contribution of stock to charity	200,000	200	649,800	—	—	650,000
Conversion of debt to common stock at $0.50 per share	536,080	536	267,504	—	—	268,040
Rights of beneficial conversion of debt	—	—	920,662	—	—	920,662
Warrants issued with convertible debt	—	—	2,114,443	—	—	2,114,443
Proceeds from private placement, net of offering costs of $583,134	2,499,764	2,500	4,403,177	—	—	4,405,677
Conversion of debt to common stock at $2.00 per share	1,507,202	1,507	3,012,865	—	—	3,014,372
Compensation expense associated with stock option grants	—	—	317,500	—	—	317,500
Warrants issued for services	—	—	29,411	—	—	29,411
Net (loss)	—	—	—	—	(5,822,397)	(5,822,397)	$(5,822,397)

Balances, June 30, 2005	22,117,992	$22,118	$13,921,832	$—	$(6,275,838)	$7,668,112	$(5,822,397)

* See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2006 and 2005

	Series A Common Stock		Additional	Accumulated
			Paid In Capital	Other Comprehensive	Accumulated	Total	Comprehensive
	Shares	Amount	(Restated*)	Income/(loss)	Deficit	(Restated*)	Income
Balances, June 30, 2005	22,117,992	$22,118	$13,921,832	$—	$(6,275,838)	$7,668,112

Unrealized (loss) on securities available for sale	—	—	—	(55,607)	—	(55,607)	$(55,607)

Warrants issued for services	—	—	96,655	—	—	96,655

Net (loss)	—	—	—	—	(2,734,501)	(2,734,501)	(2,734,501)

Balances, June 30, 2006	22,117,992	$22,118	$14,018,487	$(55,607)	$(9,010,339)	$4,974,659	$(2,790,108)

* See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006 and 2005

	2006	2005
		(Restated*)
Cash Flows from Operating Activities:
Net (loss)	$(2,734,501)	$(5,822,397)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation and amortization	265,279	3,726,833
Charitable donation of common stock	—	650,000
Accrued interest converted to stock	—	98,412
Loss on disposal of real estate	—	4,784
Options issued to employee	—	317,500
Warrants issued for services	96,655	29,411
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(107,892)	—
Decrease/(increase) in inventory	174,643	(219,644)
Decrease/(increase) in deposits to manufacturer	436,259	(991,560)
Decrease/(increase) in prepaid expenses	99,147	(407,993)
(Increase) in other assets	(285,429)	(25,050)
(Decrease)/increase in accounts payable	(43,695)	629,309
Increase in accrued expenses	191,632	109,638
Increase in deferred revenue	1,144,950	—
(Increase) in deferred expenses	(152,677)	—
Increase in accrued interest	—	7,911

Net Cash (Used) by Operating Activities	(915,629)	(1,892,846)

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,064,180)	—
Purchase of equipment	(136,367)	(59,059)
Purchase of third party software	—	(141,451)
Patent costs	(59,879)	(102,138)
Payment for non-compete agreement	—	(250,000)

Net Cash (Used) by Investing Activities	(3,260,426)	(552,648)

Cash Flows from Financing Activities:
Collect subscription receivable	—	18,400
Principal payments under capital lease obligation	(1,169)	—
Proceeds from bridge loans	—	2,954,000
Repayment of bridge loans	—	(160,000)
Proceeds from private placements	—	4,988,811
Payment of stock offering costs	—	(583,134)
Payment of debt issuance cost	—	(401,400)
Payment of stock offering costs	—	(15,510)

Net Cash Provided (Used) by Financing Activities	(1,169)	6,801,167

Increase (decrease) in cash	(4,177,224)	4,355,673
Cash and Cash Equivalents – beginning of period	4,405,336	49,663

Cash and Cash Equivalents — end of period	$228,112	$4,405,336

* See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006 and 2005

	2006		2005
			(Restated*)
Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease		$6,300	—
Notes payable conversion to stock		—	$268,040
Bridge notes payable conversion to stock		—	3,014,372
Warrant discount on convertible debt		—	2,114,443
Beneficial conversion discount on debt		—	920,662
Issuance of stock for minority interest in subsidiary (Restated*)		—	2,000,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$		$11,998
Cash paid for income taxes		$—	$—
* See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFELINE THERAPEUTICS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
     Please note that these financial statements and the notes thereto do not reflect events occurring after September 28, 2006 (the date of the original filing) with the exception of the items discussed in Note 2, Restatement and Summary of Significant Accounting Policies, and Note 3, Acquisition of a Minority Interest in Subsidiary and Accounting for Goodwill and Intellectual Property, below.
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
Note 2 — Restatement and Summary of Significant Accounting Policies:
Restatement
     Subsequent to the issuance of our June 30, 2006 consolidated financial statements, our management determined that certain information in the consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive income should be restated for all periods presented in response to comments of the Staff of the SEC.
     On November 10, 2006, in response to comments raised by the Staff of the SEC concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in full compliance with Generally Accepted Accounting Principles, the Company’s Board of Directors, in conjunction with the Company’s independent registered accountants, concluded that it was appropriate to restate the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The Board determined that, due to a concurrent private placement of the Company’s Series A common stock at $2.00 per share at about the time of the acquisition, the acquisition cost of the minority interest in LNC should be recorded at $2,000,000. In addition, since the primary purpose of purchasing the minority interest in its subsidiary was to gain control over its intellectual property, the purchase price for the acquisition should have been allocated entirely to intellectual property, i.e. patent costs.
     This amendment restates and reclassifies intangible assets on our consolidated balance sheets as of June 30, 2006 and 2005. The amendment also restates the consolidated statements of stockholders’ equity and comprehensive income for the fiscal years ended June 30, 2006 and 2005 and statement of cash flows for the fiscal year ended June 30, 2005.
     This restatement has no impact on previously reported revenue, net income, earnings per share, or cash. This Form 10-KSB/A contains changes to Part II — Item 6, Item 7, and Item 8A to reflect this restatement. There are no other significant changes to the original Form 10-KSB other than those outlined above.
     A summary of the effects of the restatement are as follows:

	For the fiscal year ended	For the fiscal year ended
	June 30, 2006	June 30, 2005

Intangible Assets
Patent costs as previously reported	$97,905	$102,162
Restatement of patent costs related to the acquisition of LNC	2,000,000	2,000,000

Restated patent costs	$2,097,905	$2,102,162

Goodwill as previously reported	$5,310,000	$5,310,000
Restatement of goodwill related to the acquisition of LNC	(5,310,000)	(5,310,000)

Restated goodwill	$-0-	$-0-

Additional Paid-in-Capital
Additional paid-in-capital as previously reported	$17,328,487	$17,231,832
Restatement of additional paid-in-capital related to the acquisition of LNC	(3,310,000)	(3,310,000)
	—	—

Restated additional paid-in-capital	$14,018,487	$13,921,832
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
     Investment in marketable securities are summarized as follows as of June 30, 2006 and 2005:

	Unrealized	Fair
	(Loss)	Value
As of June 30, 2006
Available for sale securities
Debt securities (maturing 0 to 2 years)	$(55,607)	$3,008,573

As of June 30, 2005
Available for sale securities
Debt securities	$—	$—

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

Patents
     As indicated above, the primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price is allocated entirely to patent costs.
     In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs, periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. As of June 30, 2006, all patent applications were in process of approval; therefore, there was no amortization expense for the years ended June 30, 2006 or 2005.
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
     As noted above, the primary purpose for the purchase of the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. Therefore, none of the purchase price is allocated to goodwill. As of June 30, 2006 and 2005, goodwill and other intangibles with indefinite lives are not amortized.
     Intangible assets consist of:

	June 30,
	2006	2005
Patent costs	$2,097,905	$2,102,162
Trademark costs	64,137	-0-
Non-compete agreement, net	-0-	166,668
Goodwill	-0-	-0-

Intangible assets, net	$2,162,042	$2,268,830
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
Note 3 – Acquisition of Minority Interest in Subsidiary and Accounting for Goodwill and Intellectual Property
     On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, LNC. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A common stock for the remaining 4,500,000 shares of LNC, representing 19% of the outstanding shares of LNC. As the Company was closing a private placement of the Company’s Series A common stock at $2.00 per share at about the same time as the acquisition, the valuation of the 1,000,000 shares of Series A common stock is valued at $2,000,000. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in intellectual property, patent costs, of $2,000,000. Please refer to Note 2, “Restatement and Summary of Significant Accounting Policies”.
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
     Interest expense related to the related party note payable was $-0- in fiscal year ended June 30, 2006 and $21,063 for the fiscal year ended June 30, 2005.
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