Form 10QSB
period 2006-12-31
Lifevantage Corp
filed 2007-02-12
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-30489
LIFEVANTAGE CORPORATION
(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
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
Yes ☑      No ☐
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of December 31, 2006 was 22,118,034.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our short operating history and lack of significant revenues from operations;

•	Our dependence on a single product for our revenue;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets or other adverse effects to our business and financial position;

•	Our inability to generate sufficient cash from operations or raise financing to satisfy our liquidity requirements. Measures have been initiated to reduce cash outflows. There is, however, no assurance that these actions will be sufficient to satisfy liquidity requirements or that a reduction of scope will not harm our business, financial condition or operating results; and

•	Other factors, including the other risks, uncertainties, and contingencies under “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” in Item 6 of Part II of our report on Form 10-KSB/A for the year ended June 30, 2006.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION
INDEX

PAGE
PART I Financial Information

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006 (Restated)	4

Condensed Consolidated Statements of Operations (unaudited) - For the Three and Six Month Periods Ended December 31, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six Month Periods Ended December 31, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	20

PART II Other Information	21

Signatures	23

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006

	(Unaudited)	(Audited)
	December 31,	June 30, 2006
	2006	(Restated*)

ASSETS
Current assets
Cash and cash equivalents	$126,035	$228,112
Marketable securities, available for sale	1,805,930	3,008,573
Accounts receivable, net	386,753	107,892
Inventory	54,600	45,001
Deferred expenses	111,770	152,677
Deposit with manufacturer	449,436	555,301
Prepaid expenses	235,734	316,659

Total current assets	3,170,258	4,414,215

Property and equipment, net	141,368	245,000
Intangible assets, net	2,255,780	2,162,042
Deposits	325,440	316,621

TOTAL ASSETS	$5,892,846	$7,137,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$447,788	$613,833
Accrued expenses	407,482	399,305
Margin debt payable	783,582	—
Deferred revenue	781,403	1,144,950
Capital lease obligations, current portion	2,137	1,985

Total current liabilities	2,422,392	2,160,073

Long-term liabilities
Capital lease obligations, net of current portion	2,039	3,146

Total liabilities	2,424,431	2,163,219

Stockholders’ equity
Common stock, par value $.001, 250,000,000 shares authorized; 22,118,034 issued and outstanding	22,118	22,118
Preferred stock, par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	15,051,489	14,018,487
Accumulated (deficit)	(11,595,554)	(9,010,339)
Unrealized (loss) on securities available for sale	(9,638)	(55,607)

Total stockholders’ equity	3,468,415	4,974,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,892,846	$7,137,878

*	See Note 2, “Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales, net	$1,136,763	$1,711,752	$3,212,244	$4,676,344
Cost of sales	249,164	363,041	624,715	959,602

Gross profit	887,599	1,348,711	2,587,529	3,716,742

Operating expenses:
Marketing and customer service	1,068,185	829,917	2,101,000	1,974,387
General and administrative	1,392,320	1,041,232	2,799,946	2,106,642
Research and development	72,653	—	138,336	—
Depreciation and amortization	30,582	83,388	60,014	169,763

Total operating expenses	2,563,740	1,954,537	5,099,296	4,250,792

Operating (loss)	(1,676,141)	(605,826)	(2,511,767)	(534,050)

Other income and (expense):
Interest income (expense)	5,155	34,704	30,707	55,170
Loss on disposal of assets	(93,854)	—	(93,854)	—
Other	(166)	78	(10,301)	(11,850)

Net other income (expense)	(88,865)	34,782	(73,448)	43,320

Net income (loss)	$(1,765,006)	$(571,044)	$(2,585,215)	$(490,730)

Net income (loss) per share, basic and diluted	$(0.08)	$(0.03)	$(0.12)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	22,118,034	22,117,992	22,118,034	22,117,992

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(2,585,215)	$(490,730)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	60,014	169,763
Loss on disposition	93,854	—
Stock based compensation	1,033,002	51,026
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(278,861)	492,025
(Increase)/decrease in inventory	(9,599)	79,955
Decrease/(increase) in deferred expenses	40,907	—
Decrease in deposits to manufacturer	105,865	348,867
Decrease in prepaid expenses	80,925	286,369
(Increase) in other assets	(8,819)	(264,952)
(Decrease) in accounts payable	(166,045)	(87,506)
Increase in accrued expenses	8,177	237,838
(Decrease)/increase in deferred revenue	(363,547)	777,750

Net Cash (Used) Provided by Operating Activities	(1,989,342)	1,600,405

Cash Flows from Investing Activities:
Redemption of marketable securities	1,248,612	—
(Purchase) of intangible assets	(93,738)	(18,188)
(Purchase) of equipment	(50,235)	(95,238)

Net Cash Provided (Used) by Investing Activities	1,104,639	(113,426)

Cash Flows from Financing Activities:
Proceeds from margin debt	1,731,754	—
Repayment on margin debt	(948,172)	—
Principal payments under capital lease obligation	(956)	(280)

Net Cash Provided (Used) by Financing Activities	782,626	(280)

(Decrease)/Increase in cash	(102,077)	1,486,699
Cash and Cash Equivalents — beginning of period	228,112	3,385,205

Cash and Cash Equivalents — end of period	$126,035	$4,871,904

Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease	$—	$6,300
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation, f/k/a Lifeline Therapeutics, Inc. as of and for the year ended June 30, 2006 included in our Annual Report on Form 10-KSB/A.
Note 1 — Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of December 31, 2006, and the results of operations for the three and six month periods ended December 31, 2006 and 2005 and the cash flows for the six month periods ended December 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2006 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2006, restated as discussed below and included in the Annual Report on Form 10-KSB/A on file with the SEC.
Note 2 — Summary of Significant Accounting Policies:
Restatement of Financial Statements in Form 10-KSB
On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). The minority shareholder was a former officer of LNC. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its Series A common stock (reclassified into common stock as of November 22, 2006) for the remaining 4,500,000 shares of LNC, representing 19% of the outstanding shares of LNC. The closing price of the Company’s common stock on March 10, 2005 was $9.00 per share. Since the Company’s stock had historically been thinly traded, this 1,000,000-share issuance represented a significant block of the Company’s total outstanding shares. Accordingly, the Company took a marketability discount to arrive at an estimated fair value of $5.31 per share. The acquisition of the minority interest was previously accounted for utilizing the purchase method of accounting resulting in goodwill of $5,310,000.
On November 10, 2006, in response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”) concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in full compliance with Generally Accepted Accounting Principles, the Company’s Board of Directors concluded that it was appropriate to restate the Company’s financial statements included in the annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The Board determined that, due to a concurrent private placement of the Company’s common stock at $2.00 per share at about the time of the acquisition, the acquisition cost of the minority interest in LNC should be recorded at $2,000,000. In addition, since the Company’s motivation in purchasing the minority interest in its subsidiary was to gain control over its intellectual property, the purchase price for the acquisition should be allocated entirely to intellectual property, i.e. patent costs.

The balance sheet as of December 31, 2006 reflects the Company’s reduction of goodwill from $5,310,000 to $0, an increase of patent costs by $2,000,000 and a reduction of additional paid-in capital by $3,310,000. The Company has also reflected these revisions on the Company’s consolidated balance sheets as of June 30, 2006 and 2005 included in its restated Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2006.
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
Revenue Recognition
Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. The Company ships the majority of its direct sales product by United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. To date, the Company has experienced monthly returns of approximately 2% of sales. As of December 31, 2006 and 2005, the Company’s reserve balance for returns and allowances was approximately $83,000 and $19,500, respectively.
For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”). Among other terms of the agreement, sales are subject to a provision whereby the seller and buyer agree that all products shall be sold on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. The GNC Vendor Handbook “pledges a 100-percent guarantee by GNC to the purchasers of its products and expects vendors to do the same”. In July 2006, the Company began the recognition of revenue due to the accumulation of historical data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to the distributor when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to this change, all revenue and related costs from this customer were deferred.
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

The table below shows the effect of the change in the Company’s deferred revenue and expense for the six months ended December 31, 2006:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2006	$1,144,950	$152,677

Recognition of revenue from FY2006 deferred sales	(748,230)	(98,268)

Additions to deferred revenue / expense for the three months ended September 30, 2006	678,960	101,627

Recognition of revenue due to retail sell-through in the three months ended September 30, 2006	(199,020)	(30,118)

Deferred revenue and expense as of September 30, 2006	$876,660	$125,918

Additions to deferred revenue / expense for the three months ended December 31, 2006	126,653	19,381

Recognition of revenue due to retail sell-through in the three months ended December 31, 2006	(221,910)	(33,529)

Deferred revenue / expenses as of December 31, 2006	$781,403	$111,770

Accounts Receivable
The Company’s accounts receivable consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. However, as the Company had only two retail distributors, GNC and CVS, as of December 31, 2006, and has not experienced non-payment from these customers, the Company has no allowance for doubtful accounts.
For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment on credit cards is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on information available, management does not believe that there is justification for an allowance for doubtful accounts as of December 31, 2006. There is no bad debt expense for the three or six month periods ended December 31, 2006.
Earnings per share
Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended December 31, 2006 and 2005, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.

As of December 31, 2006 and June 30, 2006, intangible assets consisted of:

	December 31,	June 30,
	2006	2006

Patent costs	$2,158,289	$2,097,905
Trademark costs	97,491	64,137

Intangible assets, net	$2,255,780	$2,162,042

Stock-Based Compensation
Prior to July 1, 2006, the Company adhered to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 provides a method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), for all options and warrants issued to employees and directors subsequent to June 30, 2006.
In an effort to advance the interests of the Company and its shareholders, the Company has established its 2007 Long-Term Incentive Plan (the “Plan”) to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The Plan was approved by shareholders during the November 21, 2006 shareholder meeting. Options to purchase 1,605,000 shares have been granted pursuant to the Plan to various employees at a price of between $0.61 and $0.76 per share, vesting over a three-year period. A maximum of 6,000,000 shares of common stock can be issued under the Plan in connection with the grant of awards.
Options granted prior to the adoption of the Plan have been terminated and new options on substantially identical terms and provisions (i.e., identical number of underlying shares, exercise price, vesting schedule, and expiration date as the original options) were granted under the Plan. As no modifications to the terms and provisions of the previously granted options occurred, the Company accounted for the related compensation expense under SFAS 123(R) as it did prior to the effective date of the Plan.
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
Warrants and options were granted to various consultants and directors for services rendered during the six month period ended December 31, 2006. As the Company has adopted SFAS 123(R) effective July 1, 2006, an adjustment to net income for compensation expense to recognize annual vesting has been recorded under SFAS 123(R).

	Three month period ended		Six month period ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss) as reported:	$(1,765,006)	$(571,044)	$(2,585,215)	$(490,730)

Share-based employee compensation cost included in net income (loss):	509,093	29,638	1,033,003	51,026

Share-based employee compensation cost that would have been included in net income if the fair value-based method had been applied to all awards:	(509,093)	(233,403)	(1,033,003)	(289,463)

Pro forma net income (loss) as if the fair value-based method had been applied to all awards:	$(1,765,006)	$(774,809)	$(2,585,215)	$(729,167)

Basic and fully diluted earnings per share:
As Reported:	$(0.08)	$(0.03)	$(0.12)	$(0.02)

Pro forma:	$(0.08)	$(0.04)	$(0.12)	$(0.03)

The total unrecognized compensation expense to be recognized in the future is approximately $910,000.
The fair value of the options granted in the three and six month periods ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of between 4.51 and 4.97 percent in the three and six month periods ended December 31, 2006 and between 3.84 and 4.42 percent in the three and six month periods ended December 31, 2005;

2.	dividend yield of -0- percent;

3.	expected life of 2 – 10 years in 2006 and 2005; and

4.	a volatility factor of the expected market price of the Company’s common stock of between 74 and 211 percent in the three and six month periods ended December 31, 2006 and between 220 and 259 percent in the three and six month periods ended December 31, 2005.
Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.
Note 3 —Margin Debt
In order that sales of marketable securities would not have to occur before maturity to fund short term operating needs of the Company, a margin account was established to borrow against the marketable securities at an interest rate of approximately 1% below prime. Margin Debt payable was approximately $784,000 as of December 31, 2006, and there was none outstanding as of June 30, 2006.

Note 4 — Stockholders’ Equity
On June 12, 2006, the Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. As of December 31, 2006, the portfolio declined in value and the Company reported an unrealized loss of $(9,638). In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company accounted for the investment as “available-for-sale” securities and recorded the unrealized loss as comprehensive income in a separate component of stockholders’ equity.
During the three and six month periods ended December 31, 2006, the Company granted warrants and options to consultants for services rendered, under EITF 96-18. Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2006, compensation of $509,093 and $1,033,003, respectively, was reflected as an increase to additional paid in capital. For the three and six months ended December 31, 2005, compensation of $29,638 and $51,026, respectively, was reflected as an increase to additional paid in capital.
In April and May 2005, the Company issued, in a private placement, units consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for $2.50 per share, exercisable through April 18, 2008, to accredited investors for cash and exchange of bridge loan notes. Each unit was offered at a purchase price equal to $2.00 per share. The private placement was made pursuant to an agreement with an investment banking firm entered into by the Company on January 15, 2005. The securities offered in the private placement were not registered under the Securities Act of 1933 (the “Act”) or under the securities laws of any state. The securities offered were “restricted securities” as defined in Rule 144 under the Act.
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
The Company had an obligation to register the common stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The Company filed a registration statement for these shares in June 2005 and subsequently amended its registration statement. On January 12, 2007, the Company’s registration statement became effective.
The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of December 31, 2006, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 5 — Stock Option Grants and Warrants
Stock Option Grants – During the three and six months ended December 31, 2006, the Company granted 1,605,000 options to employees and officers. Stock options totaling 50,000 were granted to directors during the three and six months ended December 31, 2006. Options outstanding grant the right to purchase shares of the Company’s common stock at prices between $0.61 and $3.47 per share. The options are not transferable and expire on various dates through December 21, 2016. The Company adopted SFAS 123(R) beginning July 1, 2006.
Warrants – At December 31, 2006, 176,428 compensation based and 6,001,866 investment based (i.e., warrants issued during the 2005 private placement) warrants were outstanding. There were none and 9,000 warrants granted during the three and six months ended December 31, 2006 at exercise prices ranging between $0.76 and $0.98 with a weighted average exercise price of $0.90 and expiration dates ranging from July 31, 2008 to September 30, 2008.
There were 48,000 and 58,170 warrants granted during the three and six months ended December 31, 2005, respectively, at exercise prices ranging between $1.85 and $9.85 with a weighted average exercise price of $3.71 and expiration dates ranging from July 31, 2007 to December 31, 2007.
Note 6 — Contingency
On December 8, 2006, the Company entered into a financial advisory services agreement, pursuant to which the financial advisor agreed to perform certain financial services for the Company. Pursuant to the agreement, the Company agreed to (i) pay an initial cash retainer of $12,500, (ii) issue a warrant to the advisor to purchase 100,000 shares of the Company’s common stock at $1.00 per share, (iii) pay $12,500 on February 1, 2007 and $10,000 per month until June 1, 2007 and (iv) pay a fee in cash and warrants upon the consummation of certain strategic transactions. The Company paid the initial $12,500 retainer and the first monthly payment in December 2006, and subsequently gave the advisor notice of its intention to terminate the agreement prior to the issuance of any warrants or payment of any other amounts. The Company and the advisor are currently discussing an arrangement to resolve this matter. The Company believes that the amount of compensation paid to date is adequate compensation for the services rendered, however, additional cash and/or warrants may be payable in the future to resolve this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as the section entitled “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB/A for the fiscal year ended June 30, 2006 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.
Overview
This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation f/k/a Lifeline Therapeutics, Inc. (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
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
We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally televised news program, which led to a substantial increase in sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not received continuing similar national news exposure. During the three and six month periods ended December 31, 2006, the Company’s advertising expenditures increased over the three and six month periods ended December 31, 2005.
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

Recent Developments
Resignation of Stephen K. Onody
Mr. Stephen Onody resigned as our Chief Executive Officer and as a member of our Board of Directors effective December 15, 2006. Mr. Onody agreed to provide the Board of Directors and the Company with consulting services during the two months following his resignation in order to assist the Board of Directors and the Company during the transition period. The Board of Directors appointed Mr. John Van Heuvelen, the Chairman of the Board, as the Company’s interim Chief Executive Officer to fill the vacancy created by Mr. Onody’s departure for the period December 15, 2006 through December 21, 2006.
Hiring of Chief Executive Officer
Effective December 21, 2006, the Board of Directors appointed Mr. James J. Krejci as the Company’s Chief Executive Officer. Mr. Krejci became a Director of LifeVantage in April 2005. Prior to accepting the position as the Company’s CEO, Mr. Krejci served as Chief Executive Officer of CheckAwards Corporation, and before that, Mr. Krejci served as the Executive Director of the Epilepsy Foundation of Colorado. Prior to this position, he served as Area Director and then Executive Director for the American Diabetes Association from 2002-2004. From 1998-2002, Mr. Krejci was the CEO and Chairman of Comtec International, Inc.
Resignations of Javier W. Baz, H. Leigh Severance, Larry Gold and William Lister as Directors
On December 13, 2006, each of Mr. H. Leigh Severance and Mr. Javier W. Baz resigned as a director on the Company’s Board of Directors. In addition, effective December 20, 2006, Dr. Larry Gold resigned as director of the Company’s Board, and effective December 22, 2006, Mr. William L. Lister also resigned as a director of the Company’s Board.
Name Change
As previously noted, the Company’s shareholders approved a change of the Company’s name from Lifeline Therapeutics, Inc. to “Lifevantage Corporation”. As a result, the Company’s trading symbol has been changed to LFVN.
Restatement
On November 10, 2006, in response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”) concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in full compliance with Generally Accepted Accounting Principles, the Company’s Board of Directors concluded that it was appropriate to restate the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The restatement resulted in adjustments to certain amounts reported in our financial statements issued for the years ended June 30, 2006 and 2005 as well as the current filing. These adjustments affected the presentation and classification of amounts and costs relating to certain patents, goodwill, and additional paid-in capital on our balance sheet. In resolving the above items with the SEC, the Company also adopted a revenue recognition policy with respect to sales of the Company’s product to distributors with right of return provisions. Pursuant to this policy, the Company will utilize the sell-through amounts from the Company’s distributor to the consumer to recognize revenue for such sales, and then apply an allowance for product returns.
Registration Statement
On June 30, 2005, we filed a registration statement on Form SB-2 related to the sale by certain of our shareholders of up to 12,323,867 shares of our common stock issued in connection with our private placement completed in May 2005. On January 12, 2007, the Company received notification from the Securities and Exchange Commission that its registration statement on Form SB-2 was effective.

Three and Six Months Ended December 31, 2006 Compared to Three and Six Months Ended December 31, 2005
Sales We generated revenues of approximately $1,137,000 during the three months ended December 31, 2006 and approximately $1,712,000 during the same period of the prior fiscal year. For the three month periods ended December 31, 2006 and 2005, cost of sales was approximately $249,000 and $363,000 resulting in a gross profit of approximately $888,000 and $1,349,000, respectively. We generated revenues of approximately $3,212,000 during the six months ended December 31, 2006 and approximately $4,676,000 during the same period of the prior fiscal year. For the six month periods ended December 31, 2006 and 2005, cost of sales was approximately $625,000 and $960,000, resulting in a gross profit of approximately $2,588,000 and $3,717,000, respectively. A nationally televised news program in June 2005, led to substantial sales during the three and six month periods ended December 31, 2005. No similar national news exposure occurred during the three and six month periods ended December 31, 2006, resulting in a decrease in sales and gross profit for such periods when compared to the three and six months ended December 31, 2005.
Gross Margin Our gross profit percentage for the three month periods ended December 31, 2006 and 2005 was 78% and 79%, respectively. Our gross profit percentage for the six month periods ended December 31, 2006 and 2005 was 81% and 79%, respectively. The slight increase in margin for the six months ended December 31, 2006 is due to the recognition of higher margin distributor revenue during the period.
Operating Expenses Total operating expenses reported during the three month period ended December 31, 2006 were approximately $2,564,000 as compared to operating expenses of approximately $1,955,000 during the three month period ended December 31, 2005. Operating expenses increased approximately $609,000, primarily due to stock-based compensation expense under SFAS 123(R), which was adopted by the Company effective July 1, 2006. Total operating expenses reported during the six month period ended December 31, 2006 were approximately $5,099,000 as compared to operating expenses of approximately $4,251,000 during the six month period ended December 31, 2005. Operating expenses increased approximately $848,000 primarily due to $1,033,000 of stock-based compensation expense incurred under SFAS 123(R).
Marketing and Customer Service Expenses Marketing and customer service expense increased from approximately $830,000 in the three months ended December 31, 2005 to approximately $1,068,000 in the three months ended December 31, 2006. Marketing and customer service expense also increased from approximately $1,974,000 in the six months ended December 31, 2005 to $2,101,000 in the six months ended December 31, 2006. This increase was due to higher print and internet advertising and public relations costs in the three and six months ended December 31, 2006.
General and Administrative Expenses Our general and administrative expense increased from approximately $1,041,000 in the three months ended December 31, 2005 to approximately $1,392,000 in the three months ended December 31, 2006. General and administrative expense also increased from approximately $2,107,000 in the six months ended December 31, 2005 to approximately $2,800,000 in the six months ended December 31, 2006. The increase resulted from the adoption of SFAS 123(R) effective July 1, 2006. During the three months ended December 31, 2006, stock related compensation was approximately $509,000 compared to approximately $30,000 during the three months ended December 31, 2005. During the six months ended December 31, 2006, stock related compensation was approximately $1,033,000 compared to approximately $51,000 during the six months ended December 31, 2005.

Research and Development Our research and development expenditures increased to approximately $73,000 and to approximately $138,000 in the three and six month periods ended December 31, 2006, respectively, as a result of research, development, and documentation of the efficacy of Protandim®. The fiscal year 2007 expenditures are compared to no research and development expenditures during the three and six months ended December 31, 2005.
Depreciation and Amortization Expense Depreciation and amortization expense decreased from approximately $83,000 during the three months ended December 31, 2005 to approximately $31,000 in the three months ended December 31, 2006. Depreciation and amortization expense decreased from approximately $170,000 during the six months ended December 31, 2005 to approximately $60,000 in the six months ended December 31, 2006. This decrease was due to a non-compete agreement which was fully amortized in the period ended December 31, 2005.
Net Other Income and Expense We recognized net other expense of approximately $89,000 in the three months ended December 31, 2006 as compared to net other income of approximately $35,000 in the three months ended December 31, 2005. During the six months ended December 31, 2006, the Company recognized net other expense of approximately $73,000 as compared to net other income of approximately $43,000 during the six months ended December 31, 2005. This change is largely the result of the loss recognized from the Company’s complete disposition and replacement of the legacy e-commerce shopping cart system.
Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $(1,765,000) for the three month period ended December 31, 2006 compared to a net loss of approximately $(571,000) for the three month period ended December 31, 2005. For the six months ended December 31, 2006 and 2005, the Company’s net loss was approximately $(2,585,000) and $(491,000), respectively.
Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that LifeVantage has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim® through June 30, 2007. Nevertheless, even if we do generate revenues at increasing levels, the revenues generated may not be greater than the expenses incurred. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we will be incurring during that period of time.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.
At December 31, 2006, our available liquidity was approximately $1,148,000, including available cash and cash equivalents, and marketable securities less margin debt. This represents a decrease of approximately $2,089,000 from the approximately $3,237,000 in cash, cash equivalents and marketable securities as of June 30, 2006. During the six months ended December 31, 2006, our net cash used by operating activities was approximately $(1,989,000) as compared to net cash provided by operating activities of approximately $1,600,000 during the six months ended December 31, 2005. The Company’s cash used by operating activities during the six month period ended December 31, 2006 decreased primarily as a result of lower sales than in the same period during the prior fiscal year.
During the six months ended December 31, 2006, our net cash provided by investing activities was approximately $1,105,000, primarily due to the sale and redemption of marketable securities available-

for-sale. During the six months ended December 31, 2005, we used approximately $(113,000) in investing activities, primarily due to the purchase of equipment.
Cash provided by financing activities during the six months ended December 31, 2006 was approximately $783,000, compared to approximately $(300) during the six months ended December 31, 2005. Cash provided from financing activities during the six month period ended December 31, 2006 was due to net proceeds from margin debt.
At December 31, 2006, we had working capital (current assets minus current liabilities) of approximately $748,000, compared to working capital of approximately $2,254,000 at June 30, 2006. The decrease in working capital was due to cash used in operating activities.
We currently anticipate that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least June 30, 2007. We base our expenses and expenditures in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In an effort to conserve our cash resources, we have initiated reductions in personnel, consulting fees, advertising and other general and administrative expenses. These measures have reduced the scope of our planned operations by reducing our future advertising budget to promote Protandim®. By terminating our relationships with certain professional service organizations responsible for operations and marketing, and bringing these tasks in-house, we could experience adverse effects on our future financial performance. At our current pace, the Company’s existing cash resources are sufficient through June 30, 2007 if we are unable to successfully raise additional equity or debt financing, increase our revenues or further reduce expenditures. Our cash resources would run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.
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
We offer a 30-day, money back unconditional guarantee to all customers. As of December 31, 2006, our December 2006 direct sales shipments of approximately $305,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible.
As the Company has begun to recognize revenue associated with sales to distributors, the Company has also utilized its return rate experience of 2% of sales to estimate returns on its sales to distributors.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $83,000 on December 31, 2006, compared with approximately $19,500 on December 31, 2005. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. We maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of December 31, 2006 because our product and raw materials have a shelf life of over 3 years and we purchased all product and raw materials in the second half of fiscal 2005.
Revenue Recognition We ship the majority of our direct sales product by United Parcel Service (“UPS”) and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not refund customers for returned product. We have experienced monthly returns approximating 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped because performance by us is considered met when shipped by UPS.
For retail customers, the Company analyzes its contracts and agreements to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, we entered into an agreement with GNC pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. In July 2006, the Company began the recognition of revenue due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to the distributor when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to this change all revenue and related costs to this customer were deferred.
In July 2006, Lifevantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among other terms of the agreement, one-half of the payment for the initial order, approximately $247,000, is withheld by CVS until certain sell-through parameters are met. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, 50% of the revenue and related cost has been deferred. The Company will recognize this deferred revenue and related cost of sales when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
During the three months ended December 31, 2006, the Company commenced sales of Protandim® to several specialty retailers. Revenue is recognized according to the terms of each individual agreement. Where the right of return exists beyond 30 days, revenue and related cost of sales is deferred until sufficient sell-through information is received to reasonably estimate the amount of future returns.
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
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
On December 7, 2005, John Bradley commenced a lawsuit naming Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation, and others as defendants in District Court, Arapahoe County, Colorado. Mr. Bradley alleged that he is entitled to additional compensation, in the form of approximately 450,000 shares of our common stock, for services rendered to the Company and Lifeline Nutraceuticals. Principally, the suit alleged violations of the Colorado Securities Act, breach of contract, and fraudulent inducement.
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
The Company filed a Motion for Payment of Attorney’s Fees and on June 14, 2006, the Motion was granted. In a letter dated September 1, 2006, Mr. Bradley agreed to pay certain amounts in respect of legal fees to Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and the other defendants, and to file a stipulation and dismissal of the action. On October 25, 2006, a Stipulation and Proposed Order was filed pursuant to which Mr. Bradley agreed to pay the Company approximately $53,300 with respect to legal fees. Through December 31, 2006, the Company has collected $13,324 of the agreed upon reimbursement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended December 31, 2006, the Company granted options to purchase 1,605,000 shares of the Company’s common stock to certain employees (see Note 2). The options are exercisable for common stock at an exercise price of between $0.61 and $0.76 per share. For these compensatory options, there was no underwriter involved in the transactions, and the options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2006 Annual Meeting of Stockholders was held on November 21, 2006. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders and until their respective successors have been elected and qualified:

Nominee	Votes in Favor	Withheld
Javier W. Baz	14,054,731	2,345,891
Dr. James D. Crapo	16,026,032	374,590
Dr. Larry Gold	14,420,810	1,979,812
James J. Krejci	16,140,073	260,549
William L. Lister	16,064,151	336,471
Dr. Joe M. McCord	16,267,650	132,972
Stephen K. Onody	13,986,954	2,413,668
H. Leigh Severance	14,369,810	2,030,812
John B. Van Heuvelen	16,051,651	348,971

Our stockholders approved a proposal to amend and restate the Company’s Articles of Incorporation:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
11,245,978	2,034,399	22,475

Our stockholders approved a proposal to approve the Company’s 2007 Long-Term Incentive Plan:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
11,184,014	2,117,653	1,185

Our stockholders ratified the appointment of Gordon, Hughes & Banks, LLP, an independent registered certified public accounting firm, as our independent auditor for the fiscal year ending June 30, 2007:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
16,252,623	137,024	10,975
Item 5. Other Information.
None.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of Lifevantage Corporation (incorporated herein by reference to Exhibit C to the Definitive Proxy filed on Schedule 14A (File No. 000- 30489) filed on October 20, 2006).

3.2	Amended and Restated Bylaws of Lifeline Therapeutics, Inc. as adopted on October 2, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Lifeline Therapeutics, Inc. (File No. 000-30489) filed on October 6, 2006).

10.1	Confidential Severance Agreement and General Release of Claims dated December 14, 2006 between Stephen K. Onody and the Company

10.2	Offer letter to James J. Krejci

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: February 12, 2007	/s/ James J. Krejci

James J. Krejci Chief Executive Officer

Date: February 12, 2007	/s/ Gerald J. Houston

Gerald J. Houston,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Lifevantage Corporation (incorporated herein by reference to Exhibit C to the Definitive Proxy filed on Schedule 14A (File No. 000- 30489) filed on October 20, 2006).

3.2	Amended and Restated Bylaws of Lifeline Therapeutics, Inc. as adopted on October 2, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Lifeline Therapeutics, Inc. (File No. 000-30489) filed on October 6, 2006).

10.1	Confidential Severance Agreement and General Release of Claims dated December 14, 2006 between Stephen K. Onody and the Company

10.2	Offer letter to James J. Krejci

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002