Form 10QSB
period 2007-03-31
Lifevantage Corp
filed 2007-05-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 7, 2007 was 22,118,034.
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

LIFEVANTAGE CORPORATION
INDEX

PAGE
PART I Financial Information

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets- March 31, 2007 (unaudited) and June 30, 2006 (Restated and Audited)	4
Condensed Consolidated Statements of Operations (unaudited) - For the Three and Nine Month Periods Ended March 31, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Month Periods Ended March 31, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	20

PART II Other Information	20

Signature	22

Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002
Confidential Termination Agreement and General Release of Claims
Certification of CEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of PFO Pursuant to Section 906

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006

		(Audited)
	(Unaudited)	June 30, 2006
	March 31, 2007	(Restated*)

ASSETS
Current assets
Cash and cash equivalents	$724,508	$228,112
Marketable securities, available for sale	—	3,008,573
Accounts receivable, net	389,916	107,892
Inventory	44,056	45,001
Deferred expenses	114,811	152,677
Deposit with manufacturer	414,912	555,301
Prepaid expenses	113,144	316,659

Total current assets	1,801,347	4,414,215

Property and equipment, net	130,626	245,000
Intangible assets, net	2,298,823	2,162,042
Deposits	320,440	316,621

TOTAL ASSETS	$4,551,236	$7,137,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$333,404	$613,833
Accrued expenses	403,916	399,305
Deferred revenue	802,958	1,144,950
Capital lease obligations, current portion	2,217	1,985

Total current liabilities	1,542,495	2,160,073

Long-term liabilities
Capital lease obligations, net of current portion	1,453	3,146

Total liabilities	1,543,948	2,163,219

Stockholders’ equity
Common stock, par value $.001, 250,000,000 shares authorized; 22,118,034 issued and outstanding	22,118	22,118
Additional paid-in capital	15,163,056	14,018,487
Accumulated (deficit)	(12,177,886)	(9,010,339)
Unrealized (loss) on securities available for sale	—	(55,607)

Total stockholders’ equity	3,007,288	4,974,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,551,236	$7,137,878

*See Note 2, “Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales, net	$995,274	$1,390,623	$4,207,518	$6,066,967
Cost of sales	213,529	296,089	838,244	1,255,691

Gross profit	781,745	1,094,534	3,369,274	4,811,276

Operating expenses:
Marketing and customer service	504,616	697,644	2,605,616	2,672,031
General and administrative	806,878	997,339	3,606,824	3,103,982
Research and development	57,318	48,276	195,654	48,276
Depreciation and amortization	16,622	68,526	76,636	238,289

Total operating expenses	1,385,434	1,811,785	6,484,730	6,062,578

Operating (loss)	(603,689)	(717,251)	(3,115,456)	(1,251,302)

Other income and (expense):
Interest income (expense)	15,403	50,924	46,110	106,172
Loss on disposal of assets	—	—	(95,654)	—
Other (expense)	5,953	(4,584)	(2,547)	(16,512)

Net other income (expense)	21,356	46,340	(52,091)	89,660

Net income (loss)	$(582,333)	$(670,911)	$(3,167,547)	$(1,161,642)

Net income (loss) per share, basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.05)

Weighted average shares outstanding, basic and fully diluted	22,118,034	22,117,992	22,118,034	22,117,992

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(3,167,547)	$(1,161,642)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	76,636	238,289
Loss on disposition of assets	95,654	4,661
Stock based compensation to employees	1,109,869	—
Stock based compensation to non-employees	34,700	77,895
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(282,024)	759,805
Decrease in inventory	945	35,666
Decrease in deferred expenses	37,866	—
Decrease in deposits to manufacturer	140,389	405,497
Decrease/(increase) in prepaid expenses	203,515	(64,841)
(Increase) in other assets	(3,819)	(264,952)
(Decrease)/increase in accounts payable	(280,429)	217,778
Increase in accrued expenses	4,611	174,092
(Decrease)/increase in deferred revenue	(341,992)	993,750

Net Cash (Used) Provided by Operating Activities	(2,371,626)	1,415,998

Cash Flows from Investing Activities:
Redemption of marketable securities	3,064,180	—
(Purchase) of intangible assets	(136,781)	(20,906)
(Purchase) of equipment	(57,916)	(128,452)

Net Cash Provided (Used) by Investing Activities	2,869,483	(149,358)

Cash Flows from Financing Activities:
Proceeds from margin debt	2,093,101	—
Repayment on margin debt	(2,093,101)	—
Principal payments under capital lease obligation	(1,461)	(717)

Net Cash (Used) by Financing Activities	(1,461)	(717)

Increase in Cash and Cash Equivalents	496,396	1,265,923
Cash and Cash Equivalents – beginning of period	228,112	3,385,205

Cash and Cash Equivalents — end of period	$724,508	$4,651,128

Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease	$—	$6,300
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation, f/k/a Lifeline Therapeutics, Inc. as of and for the year ended June 30, 2006 included in our Annual Report on Form 10-KSB/A.
Note 1 – Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2007, and the results of operations for the three and nine month periods ended March 31, 2007 and 2006 and the cash flows for the nine month periods ended March 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.
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
On November 10, 2006, in response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”) concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in accordance with Generally Accepted Accounting Principles, the Company’s Board of Directors concluded that it was appropriate to restate the Company’s consolidated financial statements included in the annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The Board determined that, due to a concurrent private placement of the Company’s common stock at $2.00 per share at about the time of the acquisition, the acquisition cost of the minority interest in LNC should be recorded at $2,000,000. In addition, since the Company’s motivation in purchasing the minority interest in its subsidiary was to gain control over its intellectual property, the purchase price for the acquisition should be allocated entirely to intellectual property.
The Company has reflected these revisions on the Company’s consolidated balance sheets as of June 30, 2006 and 2005 included in its restated Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2006. The balance sheet as of March 31, 2007 also reflects the Company’s reduction of goodwill from $5,310,000 to $0, an increase of patent costs by $2,000,000 and a reduction of additional paid-in capital by $3,310,000.
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
Revenue Recognition
Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. The Company ships the majority of its direct sales product by United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. To date, the Company has experienced monthly returns of approximately 2% of sales. As of March 31, 2007 and 2006, the Company’s reserve balance for returns and allowances was approximately $98,000 and $25,000, respectively.
For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, the Company entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim®. Among other terms of the agreement, sales are subject to a provision whereby the seller and buyer agree that all products shall be sold on a “sale or return” basis whereby product can be returned by GNC for a full refund. The GNC Vendor Handbook “pledges a 100-percent guarantee by GNC to the purchasers of its products and expects vendors to do the same”. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to GNC when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
In July 2006, the Company entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among the terms of the agreement, one-half of the payment for all orders is withheld by CVS until certain sell-through parameters are met. To date, approximately $358,000 has been withheld by CVS. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network,

50% of the revenue and related cost has been deferred under the agreement with CVS. The Company will recognize deferred revenue and related cost of sales under the agreement with CVS when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the nine months ended March 31, 2007:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2006	$1,144,950	$152,677

Recognition of revenue from FY2006 deferred sales	(748,230)	(98,268)

Additions to deferred revenue / expense for the three months ended September 30, 2006	678,960	101,627

Recognition of revenue due to retail sell-through in the three months ended September 30, 2006	(199,020)	(30,118)

Deferred revenue and expense as of September 30, 2006	$876,660	$125,918

Additions to deferred revenue / expense for the three months ended December 31, 2006	126,653	19,381

Recognition of revenue due to retail sell-through in the three months ended December 31, 2006	(221,910)	(33,529)

Deferred revenue / expenses as of December 31, 2006	$781,403	$111,770

Additions to deferred revenue / expense for the three months ended March 31, 2007	208,395	31,564

Recognition of revenue due to retail sell-through in the three months ended March 31, 2007	(186,840)	(28,523)

Deferred revenue / expenses as of March 31, 2007	$802,958	$114,811

Accounts Receivable
The Company’s accounts receivable consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had two national retail distributors, GNC and CVS, and several regional natural products distributors as of March 31, 2007. The Company has created an allowance for doubtful accounts of approximately $55,000 based on aging of its retail accounts receivable.
For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment on credit cards is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts related to its direct sales as of March 31, 2007. For direct sales, there is no bad debt expense for the three or nine month periods ended March 31, 2007.
Earnings per share
Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common share equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended March 31, 2007 and 2006, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets
The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
As of March 31, 2007 and June 30, 2006, intangible assets consisted of:

	March 31,	June 30,
	2007	2006

Patent costs	$2,195,309	$2,097,905
Trademark costs	103,514	64,137

Intangible assets, net	$2,298,823	$2,162,042

Stock-Based Compensation
The Company adhered to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) prior to July 1, 2006. SFAS 123 provides a method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the intrinsic method of accounting for stock-based compensation which is proscribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), for all options and warrants issued to employees and directors subsequent to June 30, 2006.
In an effort to advance the interests of the Company and its shareholders, the Company has established its 2007 Long-Term Incentive Plan (the “Plan”) to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The Plan was approved by shareholders during the November 21, 2006 shareholder meeting. Options to purchase 2,358,321 shares have been granted pursuant to the Plan to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at a price of between $0.47 and $0.76 per share, vesting over one to three-year periods. A maximum of 6,000,000 shares of common stock can be issued under the Plan in connection with the grant of awards.
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

The Company granted warrants and options to various consultants and directors for services rendered during the nine month period ended March 31, 2007. As the Company has adopted SFAS 123(R) effective July 1, 2006, an adjustment to net income for compensation expense to recognize annual vesting has been recorded under SFAS 123(R).

	Three month period ended		Nine month period ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss) as reported:	$(582,333)	$(670,911)	$(3,167,547)	$(1,161,642)

Share-based employee compensation cost included in net income (loss):	111,566	26,870	1,144,569	77,896

Share-based employee compensation cost that would have been included in net income if the fair value-based method had been applied to all awards:	(111,566)	(598,803)	(1,144,569)	(888,266)

Pro forma net income (loss) as if the fair value-based method had been applied to all awards:	$(582,333)	$(1,242,844)	$(3,167,547)	$(1,972,012)

Basic and fully diluted earnings per share:
As Reported:	$(0.03)	$(0.03)	$(0.14)	$(0.05)

Pro forma:	$(0.03)	$(0.06)	$(0.14)	$(0.09)

The total unrecognized compensation expense to be recognized in the future is approximately $735,000.
The fair value of the options granted in the three and nine month periods ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of between 4.55 and 4.97 percent in the three and nine month periods ended March 31, 2007 and between 3.84 and 4.42 percent in the three and nine month periods ended March 31, 2006;

2.	dividend yield of 0 percent;

3.	expected life of one to ten years in 2007 and 2006; and

4.	a volatility factor of the expected market price of the Company’s common stock of between 74 and 211 percent in the three and nine month periods ended March 31, 2007 and between 187 and 263 percent in the three and nine month periods ended March 31, 2006.
Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.
Effect of New Accounting Pronouncement
In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), was issued by the Financial Accounting Standards Board (“FASB”) and is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We anticipate that SFAS 159 will not have a material impact on our financial statements.
Note 3 –Margin Debt
In the first quarter of fiscal year 2007, the Company established a margin account to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was approximately 1% below prime.
During the third quarter, the Company liquidated its marketable securities portfolio and paid off the margin debt. In addition to paying off the margin debt, the Company invested funds in short term AAA rated money market Preferred Securities to maximize interest income.
Note 4 – Stockholders’ Equity
The Company’s portfolio of marketable securities declined in value as of June 30, 2006 and the Company reported an unrealized loss of $(55,607) at that time. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company accounted for the investment as “available-for-sale” securities and recorded the unrealized loss as comprehensive income in a separate component of stockholders’ equity. During the third quarter of fiscal year 2007, the Company liquidated its portfolio with a realized gain of approximately $10,000. Accordingly, the previously recorded unrealized loss of $55,607 was reversed.
During the three and nine month periods ended March 31, 2007, the Company granted warrants and options to consultants for services rendered, under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended March 31, 2007, stock based compensation of $111,566 and $1,144,569, respectively, was reflected as an increase to additional paid in capital. Of the $111,566 stock based compensation for the three months ended March 31, 2007, $86,870 was employee related and $24,696 was non-employee related. Of the $1,144,569 stock based compensation for the nine months ended March 31, 2007, $1,109,869 was employee related and $34,700 was non-employee related. For the three and nine months ended March 31, 2006, stock based compensation of $26,870 and $77,895, respectively, was reflected as an increase to additional paid in capital. All of the stock based compensation for the three and nine months ended March 31, 2006 was non-employee related.
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
The Company had an obligation to register the common stock issued in the private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The Company filed a registration statement for these shares in June 2005 on Form SB-2 and subsequently amended its registration statement. On January 12, 2007, the Company’s registration statement was declared effective.
The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of March 31, 2007, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 5 — Stock Option Grants and Warrants
Stock Option Grants – During the three and nine months ended March 31, 2007, the Company granted 703,321 and 2,358,321 options to employees, officers, directors, and SAB members. Options outstanding grant the right to purchase shares of the Company’s common stock at prices between $0.47 and $0.76 per share. The options are not transferable and expire on various dates through January 18, 2017. The Company adopted SFAS 123(R) beginning July 1, 2006.
Warrants – At March 31, 2007, 276,428 compensation based and 6,001,866 investment based (i.e., warrants issued during the 2005 private placement) warrants were outstanding. There were 100,000 and 109,000 warrants granted during the three and nine months ended March 31, 2007, in exchange for services rendered, at an exercise price ranging between $0.46 and $0.98 and expiration dates ranging from July 31, 2008 to February 22, 2012.

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
Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we cannot offer any assurance that we will be successful in this endeavor.
The primary manufacturing, fulfillment, and shipping components of our business are outsourced to companies we believe possess a high degree of expertise. One advantage of outsourcing we hope to achieve is a more direct correlation of the costs we incur to our level of product sales versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to the human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.

Recent Developments
Resignation of Chief Financial Officer
Effective February 16, 2007, Gerald J. Houston resigned as our Chief Financial Officer and from the positions of Secretary and Treasurer. Mr. Houston agreed to provide the Board of Directors and the Company with consulting services of up to 15 hours per week through June 15, 2007.
Hiring of Chief Executive Officer
Effective December 21, 2006, the Board of Directors appointed Mr. James J. Krejci as the Company’s Chief Executive Officer. Mr. Krejci became a director of LifeVantage in April 2005 and became Vice Chairman of the Board in September 2006. Prior to accepting the position as the Company’s CEO, Mr. Krejci was President of the CheckAwards Corporation, and prior to that position, he served as Executive Director of the Epilepsy Foundation of Colorado. Prior to these positions, he served as Area Director and then Executive Director for the American Diabetes Association from 2002-2004. From 1998-2002, Mr. Krejci was the CEO and Chairman of Comtec International, Inc., and prior to that, he held general management positions at the 3M Company, General Electric, Becton-Dickinson, Jones International/Intercable, and IGT.
Restatement
On November 10, 2006, in response to comments raised by the Staff of the Securities and Exchange Commission (“SEC”) concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in accordance with Generally Accepted Accounting Principles, the Company’s Board of Directors concluded that it was appropriate to restate the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The restatement resulted in adjustments to certain amounts reported in our financial statements issued for the years ended June 30, 2006 and 2005 as well as the current filing. These adjustments affected the presentation and classification of amounts and costs relating to certain patents, goodwill, and additional paid-in capital on our balance sheet. In resolving the above items with the SEC, the Company also adopted a revenue recognition policy with respect to sales of the Company’s product to distributors with right of return provisions. Pursuant to this policy, the Company will utilize the sell-through amounts from the Company’s distributor to the consumer to recognize revenue for such sales, and then apply an allowance for product returns.
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
Three and Nine Months Ended March 31, 2007 Compared to Three and Nine Months Ended March 31, 2006
Sales We generated revenues of approximately $995,000 during the three months ended March 31, 2007 and approximately $1,391,000 during the same period of the prior fiscal year. For the three month periods ended March 31, 2007 and 2006, cost of sales was approximately $214,000 and $296,000 resulting in a gross profit of approximately $782,000 and $1,095,000, respectively. We generated revenues of approximately $4,208,000 during the nine months ended March 31, 2007 and approximately $6,067,000 during the same period of the prior fiscal year. For the nine month periods ended March 31, 2007 and 2006, cost of sales was approximately $838,000 and $1,256,000, resulting in a gross profit of approximately $3,369,000 and $4,811,000, respectively. A nationally televised news program in June

2005, led to substantial sales during the three and nine month periods ended March 31, 2006. No similar national news exposure occurred during the three and nine month periods ended March 31, 2007, resulting in a decrease in sales and gross profit for such periods when compared to the three and nine months ended March 31, 2006.
Gross Margin Our gross profit percentage for the three month periods ended March 31, 2007 and 2006 was 79%. Our gross profit percentage for the nine month periods ended March 31, 2007 and 2006 was 80% and 79%, respectively. The slight increase in margin for the nine months ended March 31, 2007 is due to the recognition of higher margin distributor revenue during the period.
Operating Expenses Total operating expenses reported during the three month period ended March 31, 2007 were approximately $1,385,000 as compared to operating expenses of approximately $1,812,000 during the three month period ended March 31, 2006. Operating expenses decreased approximately $427,000, primarily due to expense reduction and cost containment programs implemented in General and Administrative and Marketing and Customer Service departments. Total operating expenses reported during the nine month period ended March 31, 2007 were approximately $6,485,000 as compared to operating expenses of approximately $6,063,000 during the nine month period ended March 31, 2006. Operating expenses increased approximately $422,000 primarily due to approximately $1,145,000 of non-cash, stock-based compensation expense incurred during the nine month period ended March 31, 2007, offset by the decrease in expenses during the three month period ended March 31, 2007.
Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $698,000 in the three months ended March 31, 2006 to approximately $505,000 in the three months ended March 31, 2007. Marketing and customer service expense also decreased from approximately $2,672,000 in the nine months ended March 31, 2006 to $2,606,000 in the nine months ended March 31, 2007.
General and Administrative Expenses Our general and administrative expense decreased from approximately $997,000 in the three months ended March 31, 2006 to approximately $807,000 in the three months ended March 31, 2007. General and administrative expense increased from approximately $3,104,000 in the nine months ended March 31, 2006 to approximately $3,607,000 in the nine months ended March 31, 2007. The increase resulted from the adoption of SFAS 123(R) effective July 1, 2006. During the three months ended March 31, 2007, stock related compensation was approximately $112,000 compared to approximately $27,000 during the three months ended March 31, 2006. During the nine months ended March 31, 2007, stock related compensation was approximately $1,145,000 compared to approximately $78,000 during the nine months ended March 31, 2006.
Research and Development Our research and development expenditures increased to approximately $57,000 and to approximately $196,000 in the three and nine month periods ended March 31, 2007, respectively, as a result of research, development, and documentation of the efficacy of Protandim®. Research and development expenditures were approximately $48,000 during the three and nine month periods ended March 31, 2006.
Depreciation and Amortization Expense Depreciation and amortization expense decreased from approximately $69,000 during the three months ended March 31, 2006 to approximately $17,000 in the three months ended March 31, 2007. Depreciation and amortization expense decreased from approximately $238,000 during the nine months ended March 31, 2006 to approximately $77,000 in the nine months ended March 31, 2007. This decrease was primarily due to a non-compete agreement which became fully amortized during the nine months ended March 31, 2006.

Net Other Income and Expense We recognized net other income of approximately $21,000 in the three months ended March 31, 2007 as compared to net other income of approximately $46,000 in the three months ended March 31, 2006. During the nine months ended March 31, 2007, the Company recognized net other expense of approximately $52,000 as compared to net other income of approximately $90,000 during the nine months ended March 31, 2006. This change is largely the result of the loss recognized from the Company’s complete disposition and replacement of its legacy e-commerce shopping cart system during the nine months ended March 31, 2007.
Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $(582,000) for the three month period ended March 31, 2007 compared to a net loss of approximately $(671,000) for the three month period ended March 31, 2006. For the nine months ended March 31, 2007 and 2006, the Company’s net loss was approximately $(3,168,000) and $(1,162,000), respectively.
Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that LifeVantage has sufficient funds to operate our business at its current level through September 30, 2007 if we are unable to successfully raise additional equity or debt financing, increase our revenues, or further reduce expenditures. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we will incur.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.
At March 31, 2007, our available liquidity was approximately $725,000, including available cash and cash equivalents. This represents a decrease of approximately $2,512,000 from the approximately $3,237,000 in cash, cash equivalents and marketable securities as of June 30, 2006. During the nine months ended March 31, 2007, our net cash used by operating activities was approximately $(2,372,000) as compared to net cash provided by operating activities of approximately $1,416,000 during the nine months ended March 31, 2006. The Company’s cash used by operating activities during the nine month period ended March 31, 2007 decreased primarily as a result of lower sales than in the same period during the prior fiscal year.
During the nine months ended March 31, 2007, our net cash provided by investing activities was approximately $2,869,000, primarily due to the sale and redemption of marketable securities available-for-sale. During the nine months ended March 31, 2006, we used approximately $(149,000) in investing activities, primarily due to the purchase of equipment.
Cash used by financing activities during the nine months ended March 31, 2007 was approximately $(1,500), compared to approximately $(700) during the nine months ended March 31, 2006. Cash used in financing activities during the nine month periods ended March 31, 2007 and March 31, 2006 was due to payments made under a capital lease obligation.
At March 31, 2007, we had working capital (current assets minus current liabilities) of approximately $259,000, compared to working capital of approximately $2,254,000 at June 30, 2006. The decrease in working capital was due to cash used in operating activities and our significant operating losses incurred.

At December 31, 2006, we anticipated that our then-existing cash resources would be sufficient to fund our operations through at least June 30, 2007. Based on the cost reduction initiatives that we have undertaken to conserve our cash resources, we currently anticipate that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least September 30, 2007. We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our operating expenses accordingly. Cash generated from operations may be insufficient to satisfy our long-term liquidity requirements, and we may seek to sell additional public or private equity securities or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In an effort to conserve our cash resources, we have initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations by reducing our future advertising budget to promote Protandim®. By terminating our relationships with certain professional service organizations responsible for operations and marketing, and bringing these tasks in-house, we could experience adverse effects on our future financial performance. At our current pace, the Company’s existing cash resources are insufficient to fund the Company’s operations in the long-term if we are unable to successfully raise additional equity or debt financing, increase our revenues or further reduce expenditures. Our cash resources would run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.
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

We offer a 30-day, money back unconditional guarantee to all direct customers. As of March 31, 2007, our March 2007 direct sales shipments of approximately $247,000 were subject to the money back guarantee. We also replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible.
As the Company has begun to recognize revenue associated with sales to distributors, the Company has also utilized its return rate experience of 2% of sales to estimate returns on its sales to distributors.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $98,000 on March 31, 2007, compared with approximately $25,000 on March 31, 2006. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. We maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of March 31, 2007 because our product and raw materials have a shelf life of over 3 years.
Revenue Recognition We ship the majority of our direct sales product by United Parcel Service (“UPS”) and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not refund customers for returned product. We have experienced monthly returns approximating 2% of sales. We record sales revenue and estimated returns upon the passage of title and risk of loss to customers when the merchandise is shipped to the customer.
For retail customers, the Company analyzes its contracts and agreements to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, we entered into an agreement with GNC for the sale of Protandim®, pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to GNC when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
In July 2006, LifeVantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among the terms of the agreement, one-half of the payment for all orders is withheld by CVS until certain sell-through parameters are met. Since inception of the agreement, CVS has withheld approximately $358,000. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, 50% of the revenue and related cost under the agreement with CVS has been deferred. The Company will recognize deferred revenue and related cost of sales under the agreement with CVS when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
During the nine months ended March 31, 2007, the Company commenced sales of Protandim® to several specialty retailers. Revenue is recognized according to the terms of each individual agreement. Where the right of return exists beyond 30 days, revenue and related cost of sales is deferred until sufficient sell-through information is received to reasonably estimate the amount of future returns.
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
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company filed a Motion for Payment of Attorney’s Fees and on June 14, 2006, the Motion was granted. In a letter dated September 1, 2006, Mr. Bradley agreed to pay certain amounts in respect of legal fees to Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and the other defendants, and to file a stipulation and dismissal of the action. On October 25, 2006, a Stipulation and Proposed Order was filed pursuant to which Mr. Bradley agreed to pay the Company approximately $53,300 with respect to legal fees. Through March 31, 2007, the Company has collected $33,648 of the agreed upon reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2007, the Company granted options to purchase 703,321 shares of the Company’s common stock to certain employees, officers, directors, and SAB members (see Notes 2 and 5). The options are exercisable for common stock at an exercise price of between $0.47 and $0.49 per share. During the three months ended March 31, 2007, the Company granted warrants to purchase 100,000 shares of the Company’s common stock in exchange for services rendered at an exercise price of $0.46 (see Notes 2 and 5). For these compensatory options and warrants, there was no underwriter involved in the transactions, and the options and warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits
10.19	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: May 14, 2007	/s/ James J. Krejci

James J. Krejci
Chief Executive Officer

Exhibit Index

Exhibit No.	Description

10.19	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002