Form 10KSB
period 2007-06-30
Lifevantage Corp
filed 2007-10-12
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     to
Commission file number: 000-30489
LIFEVANTAGE CORPORATION
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization) 6400 S. Fiddler’s Green Circle, #1970 Greenwood Village, Colorado (Address of principal executive offices)	90-0224471 (IRS Employer Identification No.) 80111 (Zip Code)
Issuer’s telephone number: (720) 488-1711
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Registrant’s revenues for the fiscal year ended June 30, 2007 were $5,050,988.
     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on September 14, 2007 was $4,045,000, which excludes 8,287,000 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.
     The number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share, as of September 20, 2007, was 22,268,034 shares.
     Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Report on Form 10-KSB and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
     These forward-looking statements are identified in this Report and the information incorporated by reference by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our limited operating history and lack of sufficient revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against the Company;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers and a single product for our revenue;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Report on Form 10-KSB.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 – DESCRIPTION OF BUSINESS
Overview
     Lifevantage Corporation (the “Company,” “LifeVantage,” “we,” “our,” or “us”), manufactures, markets, distributes, and sells Protandim®, a patented dietary supplement intended to increase the body’s natural antioxidant protection by inducing multiple protective enzymes including superoxide dismustase (SOD) and catalase (CAT). Our principal place of business is at 6400 South Fiddler’s Green Circle, Suite 1970, Greenwood Village, CO 80111, telephone (720) 478-1711, fax (720) 488-1722. The reports filed with the Securities and Exchange Commission (“SEC”) by us and our officers, directors, and significant shareholders are available for review on the SEC’s website at www.sec.gov. You may also read and copy materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
History
     We were incorporated under Colorado law in June 1988 under the name Andraplex Corporation. We amended our name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004, and to Lifevantage Corporation in November 2006.
     On October 26, 2004, we acquired approximately 81% of the outstanding common stock of Lifeline Nutraceuticals Corporation (“Lifeline Nutraceuticals” or “LNC”), a privately-held Colorado corporation, formed in July 2003 (the “Reorganization”). The Reorganization was treated as a reverse merger for accounting purposes. In the Reorganization:
•	We issued 15,385,110 shares of our common stock (representing about 94% of our outstanding common stock after the Reorganization) to eleven persons in exchange for their ownership interest in Lifeline Nutraceuticals.

•	We agreed to exchange $240,000 in new promissory notes for a like amount of convertible debt obligations of Lifeline Nutraceuticals.

•	We agreed to exchange $559,000 in new promissory notes for a like amount of bridge loan note obligations of Lifeline Nutraceuticals.
     As a result of the Reorganization described above, LifeVantage owned 81% of the outstanding common stock of Lifeline Nutraceuticals. Subsequent to the Reorganization, in March 2005 we completed the acquisition of the remaining 19% minority shareholder interest in Lifeline Nutraceuticals. LifeVantage currently owns 100% of the common stock of Lifeline Nutraceuticals. As a result of the Reorganization, our fiscal year end became June 30. LNC developed and holds the intellectual property rights to Protandim®.
Our Product
     We developed our product, Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to induce production multiple protective enzymes including SOD and CAT, in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is intended to combat oxidative stress to the human body by inducing the production of SOD and CAT. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. Oxidative stress is widely believed to play a key role in the aging process, and the body’s defenses against oxidative stress and free radicals decrease with age. Protandim® is marketed as a “dietary supplement,” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)). The name Protandim® is derived from “promoting the tandem” co-regulation of the body’s antioxidant enzymes including SOD and CAT. Protandim® and the related intellectual property are held by our wholly-owned subsidiary Lifeline Nutraceuticals Corporation.
     Oxidative stress results from the fact that we breathe air and utilize oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage the cells and tissues of the human body and consequently negatively impact our general health. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. These reactive oxygen species (ROS) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age.
     Elevated ROS levels inflict structural damage to nucleic acid, lipid and carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease, and age-related debilitation. Normally, cellular antioxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are SOD and CAT. However, the levels of these protective antioxidant enzymes decrease with age and also decrease in a number of disease conditions.
     SOD is the body’s most effective natural antioxidant. SOD works in conjunction with CAT, and under some circumstances, the balance may be important. A by-product of SOD’s potent antioxidant activity is hydrogen peroxide, a dangerous substance that needs to be subsequently converted into water and oxygen by CAT. Together, these two enzymes constitute the first line of defense and repair for the body. Scientists have long realized that increasing levels of SOD and CAT is the key to fighting oxidative stress, disease, and aging.
     The role of oxidative stress in the body is very significant, as illustrated by the following excerpts from a recent scientific journal article:
“Oxidative damage is, if not the key factor, certainly a major factor in Alzheimer Disease. As such, therapeutic modalities encompassing antioxidants may be an effective approach to the treatment of neurodegenerative diseases and delay the aging process.”
“...it is clear that oxidative damage is not simply a byproduct or end product of neuronal degenerative process but, more likely, the direct initiation factor in neurodegeneration”.
Alzheimer Disease (“AD”) affects “...4 million diseased persons in the United States and 18 million worldwide...” “AD affects 10-15% of individuals 65 years old and up, and up to 47% of individuals over the age of 80”.
“A wide range of major diseases closely related to free radical damage, such as cancer, heart/artery disease, essential hypertension, AD, cataracts, diabetes, Parkinson’s disease, arthritis and inflammatory disease, as well as aging itself, are now believed to be caused in part or entirely by free radical damage.”
Source: Prevention and treatment of Alzheimer Disease and Aging: Antioxidants, Quan Liu, Fang Xie, Raj Rolston, Paula I. Moreira, Akihiko Numomura, Xiongvie Zhu, Mark A. Smith and George Perry, Mini-Reviews in Medicinal Chemistry, 2007, Vol. 7, No. 2, 171-180.
Current SOD and CAT oral supplements can neither:
     1. be absorbed; nor

     2. Work in conjunction with each other in one safe, orally-available pill.
     Protandim® is a unique antioxidant therapy. The patented dietary supplement increases the body’s natural antioxidant protection by inducing the production of naturally occurring protective enzymes, including SOD and CAT. Oxidative stress occurs as a person ages, when subjected to environmental stresses, or as an associated factor in certain illnesses. Thiobarbituric acid-reacting substances (“TBARS”) are laboratory markers for oxidative stress in the body. Data from a scientific study, sponsored by LifeVantage, shows in men and women that after 30 days of taking Protandim®, the level of circulating TBARS decreased an average of 40 percent. With continued use, the decrease was maintained at 120 days. For more information, please visit our website at www.protandim.com; however, information found on our website is not incorporated by reference into this Report. Our web site address is included in this Report as an inactive textual reference only.
Our Business Model
     The primary manufacturing, fulfillment, and shipping components of our business are outsourced to companies we believe possess a high degree of expertise. One advantage of outsourcing is a more direct correlation of the costs we incur to our level of product sales versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Another advantage of this structure is to minimize our commitment of resources to human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.
     Manufacturing. We retained The Chemins Company of Colorado Springs, Colorado (“Chemins”) to produce Protandim® under a contract manufacturing agreement dated February 2004 and amended January 17, 2005. We paid Chemins a deposit of $1,190,000 in Third Quarter of fiscal year 2005 to procure sufficient raw materials to manufacture one million bottles of Protandim®, to acquire packing and shipping materials and to commence the manufacturing and packaging process for 500,000 bottles of Protandim®. The deposit with Chemins is reduced as product is sold. As of June 30, 2006, the Company’s deposit with Chemins was $555,301 and as of June 30, 2007, the deposit was $388,791.
     Chemins delivers product to us based on our purchase orders. Through June 30, 2007, Chemins had shipped or delivered approximately 361,000 bottles of Protandim® to our fulfillment center and retail distributors. As of June 30, 2007, an additional 139,000 bottles remain to be shipped from the initial 500,000-bottle order.
     Through June 30, 2007, we have paid Chemins approximately $2,115,000 for the above delivered bottles, which includes the deposit for the purchase of raw materials and packaging materials for a total of one million bottles of Protandim®. An additional and approximate $485,000 will be paid to Chemins for the manufacturing and packaging of the remaining product.
     Chemins has significant experience in manufacturing dietary supplements. Its plant complies with the current good manufacturing practices (“cGMP”) for foods in general. On August 18, 2007, we were notified that Chemins was sold to NexGen Pharma/Anabolic Laboratories (“NexGen”), which has operations in California, Arizona and Missouri. NexGen, which follows strict cGMP regulations and is one of the leading contract manufacturers in the country, will continue to provide manufacturing services and expertise to the Company.
     Marketing. We market Protandim® through print advertising as well as electronic marketing efforts. In June 2005, the Company and Protandim® were discussed on a nationally-televised news program. We also regularly train and educate customer service representatives to correctly and appropriately represent the product to consumers. We have an internal sales/marketing group consisting of four full-time employees.
     Sales. Protandim® is sold direct to consumers through telephone and web site orders, and through retailers including General Nutrition Distribution, LP (“GNC”), CVS/pharmacy, Super Supplements, drugstore.com, Vitamin Shoppe, Vitamin Cottage, Akin’s Natural Foods Markets, and Chamberlin’s Natural Foods Markets. For retail customers, the Company analyzes its contracts to determine the appropriate treatment for its recognition of revenue on a customer by customer basis.
     In July 2005, the Company entered into an agreement with GNC for the sale of Protandim®.  Among other terms of the agreement, sales are subject to a provision whereby the seller and buyer agree that all products shall be sold on a “sale or return” basis and product can be returned by GNC for a full refund. The GNC Vendor Handbook “pledges a 100-percent guarantee by GNC to the purchasers of its products and expects vendors to do the same”. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, since July 2006, the Company recognizes revenue associated with sales to GNC when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
     In July 2006, the Company entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. Among the terms of the agreement, one-half of the payment for all orders is withheld by CVS until certain sell-through parameters are met. As of June 30, 2007, approximately $358,000 has been withheld by CVS. Since the Company does not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, 50% of the revenue and related cost has been deferred under the agreement with CVS. The Company will recognize deferred revenue and related cost of sales under the agreement with CVS when it obtains sufficient sell-through information to reasonably estimate the amount of future returns.
     We accept orders for our product through the Company’s product website and an internal customer service department utilizing a toll-free number. The website and customer service department direct shipping orders to United Parcel Service (“UPS”), our fulfillment center, where orders are filled and shipped either by UPS or by United States Postal Service (“USPS”). UPS offers package tracking by toll-free number or online so that our customers or our customer service department can determine the disposition of a shipment of our product that did not make it to the customer.
     We offer a toll-free number to our customers to order product or ask questions. Our customer service representatives answer customer calls and place orders in the Company’s web order processing system. The customer service representatives receive extensive training and are particularly adept at “up-selling” customers our auto-ship purchasing option, which is attractive to us as our this option allows us to realize recurring revenue on a monthly basis.
     It is our desire to serve our customers directly concerning sales orders and issues or questions they may have with our product. Our customer service representatives are available to respond to our customers’ needs, answer questions, track packages, provide refunds, and process sales orders.
     The operational backbone of the Company is our web order processing system, Heavy Metal - Business Software for e-Commerce, which we developed with the services of Make-A-Store, Inc. (“MAS”). The MAS system we have developed accepts and authorizes credit card submissions for both online sales order requests as well as telephone order sales. Upon authorization, the MAS system interacts with the operational system at UPS, notifying the fulfillment center of sales shipping needs. The operational system at UPS responds to MAS when the shipment of the product has occurred, allowing MAS to “capture” the cost of the shipment from the customer’s credit card. MAS is maintained on an array of servers, with load balancers, firewalls, and database server backups at MAS’ secure hosted facility. This facility provides a full-service, managed hosting environment with approximately 30,000 square feet of total space, redundant uninterruptible power supply systems, generator backup, VESPA detection systems, closed circuit monitoring of all areas and entrances, card key access, 24 hour manned security, redundant a/c systems, and multi-redundant fiber optic access to the internet.
     We began generating revenues from the sale of Protandim® during the last six months of fiscal 2005. For the fiscal years ended June 30, 2005, 2006 and 2007, we generated revenues of $2,353,795, $7,165,819 and $5,050,988 respectively. We commenced sales of Protandim® in February 2005. For the fiscal year ended June 30, 2005, we incurred a net loss of $5,822,397; for the fiscal year ended July 30, 2006, we incurred a let loss of $2,734,501; and for the fiscal year ended June 30, 2007, we incurred a net loss of $3,693,578. We have expended in excess of $20,700,000 in research and development activities and overhead expenses since the incorporation of Lifeline Nutraceuticals in July 2003.
Research and Development
     The majority of our time, effort, and financial resources have been dedicated toward the continuing research and development of our intellectual property and the development of Protandim®. As of July 10, 2007, the United States Patent and Trademark Office (“USPTO”) granted a patent to the Protandim® formula. In our fiscal year ended June 30, 2005, we spent about $37,933 in company-sponsored research and development, and subsequently spent $114,163 and $245,561 in fiscal years 2006 and 2007, respectively. Several research and development projects involving Protandim® are currently ongoing with several institutions including the University of Colorado at Denver Health Science Center (UCDHSC).
The U.S. Dietary Supplement Market
     According to the Nutrition Business Journal, the U.S. supplement market was estimated to be over $22 billion in 2006 as reflected in the following charts:
U.S. Nutrition Industry Sales,
1997 – 2006 ($85 Bil in 2006)

Nutrition Industry:
Major Product Segment

	2005 ($Mil)	2006 ($Mil)	06 growth

Supplements	21,316	22,460	5.4%

Natural & Organic Food	20,840	23,602	13.3%

Functional Foods	28,500	31,400	10.2%

Natural & Organic Personal Care, Household Goods	6,556	7,490	14.2%

Nutrition Industry	77,212	84,952	10.0%

Source: Nutrition Business Journal, June/July, 2006

We believe that the growth in the supplement market is driven by a number of factors, including:
o	increased awareness of the health benefits of dietary supplements;

o	a trend toward preventive health care;

o	an increase in the number of older Americans; and

o	health care consumers’ interest in managing their own health needs.
Target Market
     In April 2007, we analyzed the Protandim® direct customer base to profile our customers. As a result of this study, we found that the Protandim® direct customers tend to be college educated, 45 to 74 years old, have a household income of over $75,000, own a home, reside in the coastal areas, and have a net worth of over $250,000.
     This profile is very similar to the Protandim® target market: the health and wellness or core wellness market segment. This segment fits the profile of the baby boomer market, but it is more specifically focused on those that care about their health and have a tendency and the means to do something about it, and includes some people that are older and younger than the baby boomers.
     Just under 11,000 Americans turn 50 every day, and Americans now expect longer life-spans and a better quality of life. Americans over the age of 50 represent over $525 billion per year in direct healthcare spending. These individuals are time crunched, creating high expectations for convenience, balance, and control.
     Women in the core wellness segment tend to be proactive about their health, and do things to lower health risks and prevent disease. They also tend to be engaged in a healthy, active lifestyle, consume organic or natural foods, are positively pre-disposed to and/or are currently taking natural supplements, and they are more in tune with their body and do not wait until they get sick before they adjust any aspect of their lifestyle. Men are also part of this group and men’s attitude toward aging is rapidly changing. In the past men were content to let the aging process happen, but now men are showing a greater willingness to be proactive about maintaining good health.
Pricing
     LifeVantage has established the direct sale price of Protandim® at $49.95 for a month’s supply of thirty caplets. Price discounts are sometimes used for monthly auto-ship options and other promotions. Products sold through the retail channels are sold to retailers at a discount.
Competition
     Although we believe that Protandim® reflects a unique product in the nutraceutical industry, there are a number of potential Protandim® competitors.
     Vitamin C, vitamin E, Coenzyme Q-10, and other sources of exogenous antioxidants are often considered competitors of Protandim®. We do not consider these substances to be competitors because they are oxygen radical scavengers and are not enzymatic, meaning they do not work within the cells of the human body. Our research indicates that Protandim® generates intra-cellular antioxidants, such as SOD and CAT, within the cells of the body. Oxygen is consumed by the mitochondria, which is where oxidative stress is at its worst. We believe that the body’s internal antioxidant enzymes, produced at homeostatic levels, provide a better defense against oxidative stress than exogenous sources of antioxidants.
     There are many companies performing research into antioxidants, and these companies are intensely competitive. At least one entity is currently marketing a direct competitor to Protandim®, and it is highly likely that one or more additional entities will develop, purchase or license from a third party, competitive products along the lines of our focus. Thus, we expect that we will be subject to significant competition that will intensify as these markets develop.
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
Product Liability and Other Insurance
     We have product liability insurance coverage for Protandim® that we believe is adequate to protect us. We have also obtained commercial property and liability coverage, as well as directors’ and officers’ liability insurance.
Intellectual Property, Patents, and Royalty Agreements
     Protandim® is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including SOD and CAT. The patent and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals.
     We use commercially reasonable efforts to protect our intellectual property and license rights through patent protection, trade secrets, and contractual protections, and intend to continue to develop a strong brand identity in the Protandim® mark. Although we do not currently license our intellectual property to any third parties, we may choose to provide such licensing arrangements in the future to provide a potential new revenue source.
     Our intellectual property is covered, in part, by one U.S. patent No. U.S. 7,241,461 issued on July 10, 2007 and two U.S. utility patent applications on file with the U.S. Patent and Trademark

Office. A PCT International Patent Application is also on file. The patent and these patent applications claim the benefit of priority of seven U.S. provisional patent applications and are directed to compositions, methods, and methods of manufacture. The earliest filing date for this family of patent applications is March 23, 2004. The term of the granted patent is through March 23, 2025. The expected term of the outstanding patent applications is through March 23, 2025 assuming there are no term extensions.
     PROTANDIM® is a registered trademark in the United States, Canada and Taiwan. We have applied for protection of the PROTANDIM® trademark in Japan, South Korea, China, and European Community. We do not know with reasonable certainty the timing of the final grant or denial of the applications for registration of the PROTANDIM® mark in these other countries.
     We have applied for the trademark LIFEVANTAGE in the United States, Canada and through the World Intellectual Property Organization (WIPO). We have registered the mark LIFEVANTAGE through WIPO in Australia, China, Japan and Korea.
Governmental Approval and Regulations
     The formulation, manufacturing, packaging, labeling, and advertising of Protandim® are subject to regulation by federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and also by various state and local agencies. Although the Company is not currently required to obtain FDA or FTC approval to sell Protandim®, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), which includes the Dietary Supplement Health and Education Act (“DSHEA”), primarily regulates the formulation, manufacturing, packaging, and labeling of the product, while the FTC primarily regulates the advertising and marketing of the product.
     Protandim® is marketed as a “dietary supplement” as defined in the DSHEA. The DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. The U.S. Congress has amended the FFDCA several times with respect to dietary supplements, in particular by the DSHEA. In 1994, the DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, the DSHEA defined “dietary supplements” as including vitamins, minerals, herbs, other botanicals, amino acids, and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts, or combinations of such dietary ingredients. Under the DSHEA, a dietary supplement that contains a “new dietary ingredient” (defined as a dietary ingredient not marketed in the United States before October 15, 1994) must have a history of human use or other evidence of safety establishing that it is “reasonably expected” by the manufacturer to be safe prior to marketing the product. The manufacturer of a dietary supplement must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. The FDA may not accept the evidence of safety for any new dietary ingredient, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.
FDA Regulations Applicable to the Formulation, Manufacturing, Packaging, and Labeling of Protandim®
     The DSHEA permits statements of nutritional support to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient may affect the structure, function, or general well-being of the body or the mechanism of action by which dietary ingredients affect the foregoing. Such statements may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA, either as a “health claim” or as a claim for an approved drug. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA may determine that a particular statement of nutritional support that a company wants to use is an illegal claim for an unapproved new drug or an unauthorized version of a health claim. Such a determination might prevent a company from making the claim.
     The DSHEA also permits certain third-party literature, for example a reprint of a peer-reviewed scientific publication, to be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. However, such literature must not be false or misleading, the literature may not promote a particular manufacturer, or brand of dietary supplement and it must include a balanced view of the available scientific information on the subject matter, among other requirements. While we exercise care in the dissemination of all such third party literature in connection with Protandim®, we cannot assure you that all third party literature would be found by the FDA to satisfy all of these requirements. If we fail to satisfy any of these applicable requirements, the FDA could prevent the use of certain literature and subject Protandim® to regulation as an unapproved new drug. We could also be subject to adverse actions by other third parties.
     We are subject to the risk that the FDA may take enforcement action against us for one or more violations of the FFDCA. We have to comply with the FFDCA, including the DSHEA, and all applicable FDA regulations. Any allegations of non-compliance may result in time-consuming and expensive defense of our activities. An enforcement action could include a warning letter that informs us of alleged violations, such as selling a misbranded product, an adulterated product, or an unapproved new drug. Although we would be entitled to take corrective action in response to any such warning letter, the fact that a warning letter had been issued to us from the FDA would be made available to the public. That information could affect our relationships with our investors, vendors, and consumers. The FDA could also initiate many additional types of enforcement actions that would be far more detrimental to our business than the issuance of a warning letter, including actions for product seizure, inspection, and/or criminal prosecution. Because we are not required to submit all product labeling to the FDA before we sell our dietary supplement, we cannot give any assurance that FDA enforcement action will not occur.
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

     Our telemarketing activities must comply with the FTC’s Telemarketing Sales Rule, 16 CFR Part 310, and additional telemarketing and marketing statutes and regulations of the FTC and of various states. Because these activities, in general, are in the public eye and because it may be difficult to ensure compliance with these laws and regulations by the individuals who actually make and receive such calls, there is a risk that we could be the subject of investigation and other enforcement activities that may be brought by the FTC and state agencies. We regularly train and educate telemarketing representatives to correctly and appropriately represent our product.
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
     Under the record keeping requirements, LifeVantage is considered to be a “nontransporter” of Protandim® and must maintain certain records required of nontransporters. We are in the process of ensuring that we keep all appropriate records required by the Bioterrorism Act.
Potential FDA and Other Regulation
     We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as the DSHEA, or to more stringent interpretations of current laws or regulations. For example, the FDA is currently developing guidance for the industry to clarify the FDA’s interpretation of the new dietary ingredient notification requirements, which may raise new and significant regulatory barriers for new dietary ingredients. Increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as illegal under the FFDCA because of the failure to file a new dietary ingredient notification.
     In addition, the FDA has issued final rules for current good manufacturing practices (“cGMP”) regulations for the dietary supplement industry. The final cGMPs require quality control provisions that are similar to cGMPs for drugs and over-the-counter products. Our contract manufacturer, NexGen, is a medium sized company. Medium sized companies have been granted two years to comply with the new cGMP requirements. NexGen is on track to meet the requirements for dietary supplements within the two year period.

Employees
     As of June 30, 2007, we had thirteen employees, including two officers, twelve full-time, and one part time, all of whom are leased through Administaff. We outsource our manufacturing and distribution operations to minimize the number of employees we have. We may in the future hire additional employees for marketing, customer service and accounting.
ITEM 2 – DESCRIPTION OF PROPERTIES
Corporate Office
     In August 2005, we entered a 36-month lease for our current executive offices in Greenwood Village, Colorado. Pursuant to the agreement, we paid a $35,688 prepayment of rent for 5,736 square feet. Monthly rent payments are as follows: $9,560 from December 2005 through July 2006; $9,799 from August 2006 through July 2007; and $10,038 from August 2007 through July 2008. We also tendered a $30,144 refundable security deposit, provided we do not breach the covenants set forth in the lease.
Warehouse Facility
     We have a warehouse facility agreement with UPS, pursuant to which we lease warehouse space in their climate-controlled warehouse in Denver, Colorado pursuant to a renewable agreement expiring in December 2007.
ITEM 3 – LEGAL PROCEEDINGS
     None.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
     Since February 2, 2007, our common stock has been traded on the OTC Bulletin Board in the United States under the symbol “LFVN”. From October 5, 2004 to February 1, 2007, our common stock was traded on the OTC Bulletin Board in the United States under the symbol “LFLT.”
     The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	2007		2006
	High	Low	High	Low
First Quarter	$1.40	$0.69	$11.75	$4.30

Second Quarter	$0.87	$0.44	$5.75	$1.72

Third Quarter	$0.61	$0.19	$5.95	$1.80

Fourth Quarter	$0.36	$0.16	$2.71	$0.46
     Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. located in Golden, Colorado. As of June 30, 2007, we had 282 shareholders on record and 22,268,034 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.
Dividends
     We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans

			(c) Number of securities
		(b) Weighted-	remaining available for
	(a) Number of	average exercise	future issuance under
	securities to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	6,000,000	$1.66	1,765,679
Equity compensation plans not approved by security holders	1,679,516	$2.01	0

Total	7,679,516	$1.89	1,765,679

Consultant Warrants. We granted compensation-based warrants to various consultants for services rendered to the Company during the fiscal year ended June 30, 2007. As of June 30, 2007, compensation-based warrants to purchase 1,679,516 shares of the Company’s common stock were outstanding.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this annual report.
Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of LifeVantage and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“Lifeline Nutraceuticals”).
     At present, we have only a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to enhance antioxidant enzymes including Superoxide Dismutase (“SOD”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® was selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen with the formulation.
     We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally televised news program, which led to a substantial increase in sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not received continuing similar national exposure. Protandim® sales totaled $5,050,988 for the fiscal year ended June 30, 2007.
     Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we cannot offer any assurance that we will be successful in this endeavor.
     The primary manufacturing, fulfillment, and shipping components of our business are outsourced to companies we believe possess a high degree of expertise. Through outsourcing we hope to achieve a more direct correlation between the costs we incur and our level of product sales, versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Outsourcing also helps to minimize our commitment of resources to human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.
     Our expenditures during fiscal years ended 2007 and 2006 consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®.
     In January 2007, we began a turn-around strategy to reduce our cash drain by cutting spending and lowering the operational expenses to a more appropriate level. This effort has been successful in slowing down the cash drain of the Company.

     An additional part of this turnaround strategy has been to reduce the rapid and consistent erosion of our direct sales, which has continued since our direct sales first began in the Fourth Quarter of fiscal year ended June 30, 2005. Through several new promotions and new customer service retention and recapture programs, we expect to reduce direct sales erosion experienced during fiscal 2007.
     We also began to focus on building the sales and re-establishing positive sales momentum. In this regard, we hired a director of e-commerce in May 2007 to build the e-business, and we have taken steps that we believe will help to increase sales, including the following: the addition of natural products retailers, entering the direct response TV market and sports market representation. In addition to these sales initiatives, we also are working on developing and improving investor relations.
Recent Developments
2007 Private Placement
     Effective June 28, 2007, we commenced a private placement offering of up to 300 units to accredited investors to raise between $2,000,000 and $3,000,000. Aspenwood Capital is acting as our placement agent in the offering. Each unit will include a Convertible Debenture with a principal amount of $10,000 and a warrant to purchase 50,000 shares of common stock at $0.30 per share exercisable for five years after the closing. The Convertible Debentures bear interest at 8% per annum, have a term of three years, and are convertible into the Company’s Common Stock at $0.20 per share. We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital. We may not use any portion of the proceeds from the offering until we raise the minimum amount. As of June 30, 2007, no funds had been collected into escrow pursuant to the offering.
     Effective September 18, 2007, we revised certain terms of the offering. Pursuant to the updated offering, we will raise between $1,000,000 and $2,000,000. The Convertible Debentures are convertible into the Company’s Common Stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. As of September 26, 2007, gross proceeds of $1,075,000 were collected into escrow and net proceeds of $955,807, after payment of commissions and offering costs, were distributed to the Company pursuant to the offering. According to the terms, the offering may be extended to October 31, 2007 at the Company’s option.
Offer to Re-Price 2005 Private Placement Warrants
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering. These warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and may be repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of September 20, 2007, holders of warrants to purchase 2,893,674 shares of our common stock issued in the private placement offering have executed a warrant amendment, and warrants to purchase 2,893,674 shares of our common stock have been repriced to be exercisable at $.30 per share. As of September 20, 2007, warrants to purchase 35,000 shares of our common stock have been exercised at $0.30 per share.

Departure of Chief Executive Officer
     Effective August 31, 2007, James J. Krejci’s positions as Chief Executive Officer and as Vice Chairman and a member of our Board of Directors terminated. The Company has begun a search for a new Chief Executive Officer, but has not identified Mr. Krejci’s replacement at this time.
Resignation of Chief Financial Officer
     Effective February 16, 2007, Gerald J. Houston resigned as our Chief Financial Officer and from the positions of Secretary and Treasurer. Mr. Houston provided the Board of Directors and the Company with consulting services through June 15, 2007.
Restatement
     On November 10, 2006, in response to comments raised by the Staff of the SEC concerning our registration statement filed on Form SB-2 and our valuation of goodwill and intangible assets on our financial statements, and to ensure that our financial reporting remains in accordance with Generally Accepted Accounting Principles, our Board of Directors concluded that it was appropriate to restate our annual report on Form 10-KSB for the fiscal year ended June 30, 2006. The restatement resulted in adjustments to certain amounts reported in our financial statements issued for the years ended June 30, 2006 and 2005. These adjustments affected the presentation and classification of amounts and costs relating to certain patents, goodwill, and additional paid-in capital on our balance sheet. In resolving the above items with the SEC, we also adopted a revenue recognition policy with respect to sales of our product to distributors that have a right of return. Pursuant to this policy, we utilize the sell-through amounts from the distributor to the consumer to recognize revenue for such sales, and apply an allowance for product returns.
Registration Statement
     On June 30, 2005, we filed a registration statement on Form SB-2 related to the sale by certain of our shareholders of up to 12,323,867 shares of our common stock, including shares of our common stock underlying warrants issued in 2005 in connection with our private placement. The SEC declared the registration statement on Form SB-2 effective on January 12, 2007.
The Chemins Company
     On August 18, 2007, we were notified that Chemins, the Company’s contract manufacturer, was sold to NexGen Pharma/Anabolic Laboratories (“NexGen”), which has operations in California, Arizona and Missouri. NexGen, which follows strict cGMP regulations and is one of the leading contract manufacturers in the country, will continue to provide manufacturing services and expertise to the Company. NexGen will continue to provide services under the terms of the existing agreement.
Year ended June 30, 2007 Compared to the Year ended June 30, 2006
     Sales. We generated net sales of approximately $5,051,000 during the year ended June 30, 2007 and approximately $7,165,800 during the year ended June 30, 2006 from the sale of our product, Protandim®.
     In June 2005, the Company and Protandim® were discussed nationally on Primetime, which led to substantial fiscal year 2006 sales. Since June 2005, sales have declined on a monthly basis as the Company has not received similar national exposure. We sold approximately 118,000 units of Protandim® for the year ended June 30, 2007, and approximately 146,600 units in the year ended June 30, 2006.

     Gross Margin. Cost of sales were approximately $1,022,800 for the year ended June 30, 2007, and approximately $1,491,300 for the year ended June 30, 2006, resulting in a gross margin of approximately $4,028,200, or 80%, and approximately $5,674,500, or 79%, respectively. The slight increase in margin is due to the recognition of slightly higher margin retail sales during the year.
     Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2007 were approximately $7,685,100 as compared to operating expenses of approximately $8,543,500 for the fiscal year ended June 30, 2006. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Cost containment programs initiated during fiscal year 2007 contributed toward the decrease in operating expenses.
     Marketing and Customer Service Expenses. Marketing and customer service expense decreased from approximately $4,259,700 in fiscal year 2006 to approximately $2,991,200 in fiscal year 2007. This decrease was due to cost containment programs and a more targeted approach to marketing and advertising.
     General and Administrative Expenses. Our general and administrative expense increased from approximately $3,904,400 in fiscal year 2006 to $4,355,800 in fiscal year 2007. The increase resulted primarily from the recognition of non-cash compensation expense from the issuance of options under Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was adopted during fiscal year 2007.
     Research and Development. Our research and development expenditures increased from approximately $114,200 in fiscal year 2006 to approximately $245,700 in fiscal year 2007 as a result of an increase in our research, development, and documentation of the efficacy of Protandim® for potential consumers.
     Depreciation and Amortization Expense. Depreciation and amortization expense decreased from approximately $265,300 in fiscal year 2006 to approximately $92,400 in fiscal year 2007. This decrease was due to the final amortization of a non-compete agreement during fiscal year 2006.
     Net Other Income and Expense. We recognized net other income of approximately $134,500 in fiscal year 2006 as compared to net other expense of approximately $36,700 in fiscal year 2007. This change is largely the result of the write down of assets related to the legacy shopping cart system during the year as the new shopping cart system was implemented.
     Net Loss. As a result of lower revenues and because of the recognition of additional stock related compensation pursuant to SFAS 123(R), our net loss of approximately $2,734,500 for the fiscal year ended June 30, 2006 increased to a net loss of approximately $3,693,600 for the fiscal year ended June 30, 2007.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary source of liquidity is cash flow from the sales of our product.
     At June 30, 2007, our available liquidity was approximately $161,000, including available cash and cash equivalents and marketable securities. This represented a decrease of approximately $3,076,000 from the approximately $3,237,000 in cash, cash equivalents and marketable securities as of June 30, 2006. During the fiscal year ended June 30, 2007, our net cash used by operating activities was approximately $3,128,000 as compared to net cash used by operating activities of approximately $916,000 during the fiscal year ended June 30, 2006. The Company’s cash used by operating activities during the fiscal year ended June 30, 2007 increased primarily as a result of lower sales than in the same period during the prior fiscal year.

     During the fiscal year ended June 30, 2007, our net cash provided by investing activities was approximately $3,063,000, primarily due to the sale and redemption of available for sale marketable securities. During the fiscal year ended June 30, 2006, we used approximately $3,260,000 in investing activities, primarily due to the purchase of marketable securities available-for-sale.
     Cash used by financing activities during the fiscal year ended June 30, 2007 was approximately $1,800, compared to approximately $1,200 during the fiscal year ended June 30, 2006. Cash used in financing activities during the fiscal years ended June 30, 2007 and June 30, 2006 was due to payments made under a capital lease obligation.
     At June 30, 2007, we had working capital (current assets minus current liabilities) of approximately ($46,000), compared to working capital of approximately $2,254,000 at June 30, 2006. The decrease in working capital was due to cash used in operating activities and our significant operating losses we incurred.
     On September 26, 2007, the Company closed an offering of convertible debentures, which resulted in net proceeds received by the Company of approximately $956,000. Based on the cost reduction initiatives that we have undertaken to conserve our cash resources and the net proceeds received by the Company on September 26, 2007, we currently anticipate that our cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least June 30, 2008.
     We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our operating expenses accordingly. Through fiscal 2007, cash generated from operations was insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be diluting to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations during the later part of fiscal 2007 by reducing our advertising budget to promote Protandim®. By terminating our relationships with certain professional service organizations responsible for operations and marketing, and bringing these tasks in-house, we could experience adverse effects on our future financial performance.
     We plan to use the proceeds received from the debenture offering to expand marketing efforts, scientific studies, intellectual property protection and working capital in effort to grow direct to consumer and retail revenue. Our cash resources, however, may run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to increase revenues as planned, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
     We offer a 30-day, money back unconditional guarantee to all customers. As of June 30, 2007, our June 2007 shipments of approximately $254,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $112,600 on June 30, 2007, compared with approximately $34,400 on June 30, 2006. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
     We state inventories at the lower of cost or market on a first-in first-out basis. We maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of June 30, 2007 because our product and raw materials have a shelf life of at least 3 years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.
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
     We entered into an agreement with GNC for the sale of Protandim® beginning in July 2005, pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to GNC when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.

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
     During the fiscal year ended June 30, 2007, the Company commenced sales of Protandim® to several specialty retailers. Revenue is recognized according to the terms of each individual agreement. Where the right of return exists beyond 30 days, revenue and related cost of sales is deferred until sufficient sell-through information is received to reasonably estimate the amount of future returns.
     The table below shows the effect of the change in the Company’s deferred revenue and expense by quarter through fiscal year ended June 30, 2007:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2006	$1,144,950	$152,677

Recognition of revenue from FY2006 deferred sales	(748,230)	(98,268)

Additions to deferred revenue / expense for the three months ended September 30, 2006	678,960	101,627

Recognition of revenue due to retail sell-through in the three months ended September 30, 2006	(199,020)	(30,118)

Deferred revenue and expense as of September 30, 2006	$876,660	$25,918

Additions to deferred revenue / expense for the three months ended December 31, 2006	126,653	19,381

Recognition of revenue due to retail sell-through in the three months ended December 31, 2006	(221,910)	(33,529)

Deferred revenue / expenses as of December 31, 2006	$781,403	$111,770

Additions to deferred revenue / expense for the three months ended March 31, 2007	208,395	31,564

Recognition of revenue due to retail sell-through in the three months ended March 31, 2007	(186,840)	(28,523)

Deferred revenue / expenses as of March 31, 2007	$802,958	$114,811

Additions to deferred revenue / expense for the three months ended June 30, 2007	156,352	24,978

Recognition of revenue due to retail sell-through in the three months ended June 30, 2007	(141,060)	(21,982)

Deferred revenue / expenses as of June 30, 2007	$818,250	$117,807

Intangible Assets — Patent Costs
     We review the carrying value of our patent costs periodically to determine whether the patents have continuing value.
Stock-Based Compensation
     We use the fair value approach to account for stock-based compensation in accordance with the modified version of prospective application as prescribed by SFAS 123(R).
Research and Development Costs
     We have expensed all of our payments related to research and development activities.
Recently Issued Accounting Standards
     In September 2006, Statement of Financial Accounting Standard (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the Financial Accounting Standards Board (“FASB”) and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.
     In February 2007, SFAS 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), was issued by the FASB and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with our Board’s long-term measurement objectives for accounting for financial instruments. We anticipate that SFAS 159 will not have a material impact on our financial statements.
     Financial Accounting Standards Board Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, is effective for tax years beginning after December 15, 2006. FIN 48 addresses the recognition and measurement of income tax positions using a “more-likely-than-not” (“MLTN”) threshold, meaning there must be a more than 50% likelihood that a tax position taken would be sustained, if challenged and considered by the highest court in the relevant jurisdiction. The Company has not yet adopted FIN 48 but, we anticipate that FIN 48 will not have a material impact on our financial statements.
     We have reviewed other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Risk Factors
     An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report, including our financial statements and the related notes, before purchasing our common stock. The risks described below are those we currently believe may materially affect us. The future development of LifeVantage and Protandim® is and will continue to be dependent upon a number of factors, many of which we cannot predict or anticipate. Accordingly, the following risk factors are not necessarily all of the important factors that could cause actual results of operations to differ materially from those expressed in the forward-looking statements in this Annual Report. Other unknown or unpredictable factors also could have material adverse effects on our business, future results of operations or financial condition. We have no obligation and do not undertake to update or revise the following risk factors to reflect events or circumstances after the date of this Report.
Risk Factors Relating to the Company, our Limited Operating History, our Management, and our Financial Condition
We have a limited operating history and lack of sufficient revenues from operations.
     We did not generate any significant revenues from the sale of Protandim® until the last six months of fiscal 2005. For the fiscal years ended June 30, 2006 and 2007, we generated revenues of $7,165,819 and $5,050,988, respectively. Even though we have expended in excess of $20,700,000 in research and development activities and overhead expenses since July 2003, we do not have a long operating history with sufficient revenue in excess of these costs to date. We commenced sales of our only product, Protandim®, in February 2005. For our fiscal year ended June 30, 2006, we incurred a net loss of $2,734,501 and for our fiscal year ended June 30, 3007, we incurred a net loss of $3,693,580. Cash generated from operations is insufficient to satisfy our liquidity requirements and led us to raise additional financing. Additional financing may be dilutive to our existing shareholders. If we are unable to obtain sufficient financing, or increase our revenues, we will be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.
     If we are unable to generate revenues that are sufficient to cover our costs, our results of operations will be materially and adversely affected, and we will be unable to expand our operations and may be required to further reduce the scope of our planned operations. If we are able to expand our operations in the future, we may experience periods of rapid growth, including increased staffing levels. Any such growth will place a substantial strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract sales, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse effect on our business, financial condition, and results of operations.
Government regulators and regulations could adversely affect our business.
     The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of our product, as well as other dietary supplements, are subject to regulation by a number of federal, state, and local agencies, including but not limited to the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”). See “Business — Government Approval and Regulations.” These agencies have a variety of procedures and enforcement remedies available to them, including but not limited to:
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
     We may be subject to additional laws or regulations in the future, such as those administered by the FDA, FTC, or other federal, state, or local regulatory authorities. See Government Approval and Regulations. Laws or regulations that we consider favorable may be modified or repealed. Current laws or regulations may be amended or interpreted more stringently. The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. We are unable to predict the nature of such future laws, regulations, or interpretations, nor can we predict what effect they may have on our business. Possible effects or requirements could include, but are not limited to, the following:
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
Any such requirements could have material adverse effects on our business, financial condition, or results of operations.
Unfavorable publicity could materially hurt our business and the value of your investment.
     We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as products distributed by other companies. Future scientific research or publicity may not be favorable to our industry or any particular product, or consistent with earlier research or publicity. Future reports or research that are perceived less favorably or that question such earlier research could have a material adverse effect on us. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. We may be unable to counter the effects of negative publicity concerning the efficacy of our product. Adverse publicity could also increase our product liability exposure.

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
     The market for the sale of dietary supplements is highly competitive. Our competitors could have greater financial and other resources available to them and possess better manufacturing, distribution and marketing capabilities. As the dietary supplement industry grows and changes, retailers may align themselves with larger suppliers who may be more financially stable, market a broad portfolio of products or offer better customer service. Increased competition or increased pricing pressure could have a material adverse effect on our results of operations and financial condition. Among other factors, competition among manufacturers, distributors, and retailers of dietary supplements is based upon price. Because of the high degree of price competition, we may not be able to pass on increases in raw material prices to our customers. If a competitor reduces their price in order to gain market share or if raw material prices increase and we are unable to pass along the cost to our customers, our results of operations and financial condition could be materially adversely affected.
Our business is susceptible to product liability claims, which could adversely affect our results of operations and financial condition.
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
     Consumers of our product may not feel noticeable physiological differences after taking Protandim®. One of our marketing challenges is educating consumers about Protandim®‘s benefits and encouraging continued use of the product despite the lack of noticeable physiological differences. Consequently, consumers may not continue to purchase our product, which would have a material adverse affect on our business, financial condition, and results of operation.
We have no manufacturing capabilities and we are dependent upon a third party to manufacture our product.
     We are dependent upon our relationship with an independent manufacturer to fulfill our product needs. We currently only use one manufacturer for our product. Accordingly, we are dependent on the uninterrupted and efficient operation of this manufacturer’s facility. Our ability to market and sell our product requires that our product be manufactured in commercial quantities, without significant delay and in compliance with applicable federal and state regulatory requirements. In addition, we must be able to have our product manufactured at a cost that permits us to charge a price acceptable to the customer while also accommodating any distribution costs or third-party sales compensation. If our current manufacturer is unable for any reason to fulfill our requirements, or seeks to impose unfavorable terms, we will have to seek out other contract manufacturers which could disrupt our operations and have a material adverse effect on our results of operation and financial condition. Competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Raw material for our product may be difficult to obtain or expensive.
     Our third party manufacturer acquires the raw materials necessary for the manufacture of Protandim®. We cannot assure you that suppliers will provide the raw materials our manufacturer needs in the quantities requested, at a price we are willing to pay, or that meet our quality standards. The failure to supply raw materials or changes in the material terms of raw material supply arrangements could have a material adverse effect on our results of operations and financial condition. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions, weather-related events, natural disasters or other catastrophic events, and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands. Raw materials account for a significant portion of our manufacturing costs. Significant increases in raw material prices could have a material adverse effect on our results of operations and financial condition.
We depend on a limited number of significant customers and the loss of any of them could negatively affect our business.
     Our largest customer is GNC, which accounts for over 28% of our revenue, and the loss of GNC as a customer, or a significant reduction in purchase volume by GNC, would have a material adverse effect on our financial condition. The loss of GNC or other retailers could adversely affect our financial condition.
     In addition, pursuant to our agreement with GNC, sales are made on a “sale or return” basis whereby product can be returned by GNC customers for a full refund. We have sufficient history with GNC to reasonably estimate the rate of product returns and we recognize revenue associated with sales to GNC when product is sold by GNC to the consumer with an allowance for future product returns based on historical product return information. However, GNC’s return policy could permit consumers to return a greater percentage of our product than historically experienced which could negatively impact our revenues and results of operation.

Product returns may adversely affect our business.
     Product returns are part of our business. In addition to the “sale or return” policy applicable to sales through GNC described above and certain other retailers, we offer a 30-day, money back unconditional guarantee to all customers.
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
     To date, product expiration dates have not played any role in product returns; however, it is possible they will increase in the future.
We currently depend on a single product for our revenue.
     Protandim® is currently the only product we sell and, as such, we cannot rely on a broad portfolio of other products to support our operations in the event we experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim®. We cannot assure you that Protandim® will maintain or increase its popularity.
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
     Should we need to borrow money from financial institutions or other third parties, or raise additional capital in the future, the cost of capital may be high. Traditional debt financing may be unavailable and we may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders. There can be no guarantee that we could successfully complete such a stock issuance or otherwise raise additional capital.
We could be exposed to certain environmental liabilities due to our past operations and property ownership.
     Between 1993 and 1999, we owned mining properties in the Yaak River mining district of Montana. The Company maintained these mining properties pursuant to Montana law, but never conducted any mining operations or ore processing. Prior to completing the acquisition of Lifeline Nutraceuticals Corporation, our management and consultants reviewed the records of this prior ownership and certain publicly available records relating to the properties. The State of Montana Department of Environmental Quality (“DEQ”) believed that the properties may contain residues from past mining. Since we have not performed on-site environmental studies to evaluate the environmental circumstances of these properties, there is a risk that there may be material environmental liabilities associated with our former property interests in Montana for which we may be liable, however we cannot provide a reasonable estimate of such risk.
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
     We have attempted to protect our intellectual property rights in Protandim® through a combination of confidentiality agreements, patent applications, and other contractual provisions. The original inventors of Protandim®, William Driscoll and Paul Myhill, assigned all patent filings to LNC, our wholly owned subsidiary, and the assignment has been filed with the United States Patent and Trademark Office (“USPTO”). Our intellectual property is covered by one U.S. Patent granted on July 10, 2007 and two U.S. utility patent applications on file with the USPTO. A PCT International Patent Application is also on file. These patent applications claim the benefit of priority of seven U.S. provisional patent applications. There is no guarantee that these patent applications will be approved or that patents will be issued, or if they are, that the patents will contain all of the original claims. The loss of our intellectual property rights in our Protandim® product could permit our competitors to manufacture their own version of our product which could have a materially adverse effect on our revenues. Even if our existing patent applications are approved and patents are issued, patents only provide limited protection against infringement claims, and patent infringement suits are complex, expensive, and not always successful.
If we do not continue to innovate and provide products that are useful to consumers, we may not remain competitive, and our revenues and operating results could suffer.
     Scientists, research institutions, and commercial institutions are making advances and improvements in nutritional supplements and issues relating to oxidative stress and aging very quickly, both domestically and internationally. It is possible that future developments may occur, and these developments may render Protandim® non-competitive. We believe that our future success will depend in large part upon our ability to develop, commercialize, and market products that address issues relating to aging and oxidative stress, and to anticipate successfully or to respond to technological changes in manufacturing processes on a cost-effective and timely basis. The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. The success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipating consumer needs, pricing a product competitively and complying with laws and regulations. The failure to successfully develop or launch or gain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.
If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.
     Our proprietary information is critically important to our competitive position and is a significant aspect of our product. We generally enter into confidentiality or non-compete agreements with our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, these strategies may not be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

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
Risk Factors Relating to our Common Stock
Our management and large shareholders exercise significant control over our Company and may approve or take actions that may be adverse to your interests.
     As of June 30, 2007, our named executive officers, directors, and 5% stockholders beneficially owned approximately 38% of our voting power. For the foreseeable future, to the extent such shareholders vote all their shares in the same manner, they will be able to exercise control over many matters requiring approval by the board of directors or our shareholders. As a result, they will be able to:
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
     Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3a-51 definition of a penny stock, with trading of our common stock covered by Rule 15g-9 promulgated under the Exchange Act. Under this rule, broker-dealers who sell or effect the purchase of penny stock to persons other than established customers or in certain exempted transactions, must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will also be considered penny stock if our net tangible assets do not exceed $5,000,000 or our average revenue is not at least $6,000,000 in a prior three year period.
     The average daily trading volume of our common stock on the over-the-counter market was approximately 41,700 shares per day over the fiscal year ended June 30, 2007. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
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
ITEM 7 — FINANCIAL STATEMENTS
     The information required by this item begins on page F-1 following Part III of this Report on Form 10-KSB and is incorporated into this Item 7 by reference.
ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-KSB, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report on Form 10-KSB.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting.
     There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B — OTHER INFORMATION
     None.

PART III
     The information required by Part III is incorporated by reference to the information to be set forth in the sections identified below in our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 10 — EXECUTIVE COMPENSATION
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 13 — EXHIBITS
     See the Exhibit Index following the signature page of this annual report.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LifeVantage Corporation.
a Colorado corporation
By: /s/ James D. Crapo
Its: Interim Principal Executive Officer
Date: October 12, 2007
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Crapo, as his or her true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James D. Crapo James D. Crapo	October 12, 2007	Chairman of the Board of Directors (Interim Principal Executive Officer)

/s/ Bradford K. Amman Bradford K. Amman	October 12, 2007	Director of Finance, Secretary and Treasurer (Principal Financial Officer)

/s/ Jack R. Thompson Jack R. Thompson	October 12, 2007	Director and Chairman of the Audit Committee

/s/ Joe M. McCord Joe M. McCord	October 12, 2007	Director

EXHIBIT INDEX

Exhibit
Number	Title

2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Articles of Incorporation of the Registrant, as amended (9)

3.2	Amended and Restated Bylaws of the Registrant (9)

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Secured Indemnification Agreement dated February 21, 2005 between Lifeline Therapeutics, Inc. and William J. Driscoll and Rosemary Driscoll (3)

10.5	Interim Executive Services Agreement between Lifeline Therapeutics, Inc. and Tatum CFO Partners, LLP dated August 1, 2005 (4)

10.6	Agreement between Lifeline Therapeutics, Inc. and William Driscoll dated July 1, 2005 (4)

10.7	Form of Placement Agent Warrant Certificate (5)

10.8	Selling Agreement dated January 14, 2005 between Lifeline Therapeutics, Inc. and Keating Securities, LLC (5)

10.9	Memorandum Agreement dated November 16, 2004 between Lifeline Nutraceuticals Corporation and The Scott Group (5)

10.10	Lifeline Therapeutics, Inc. 2006 Stock Option Plan (5)

10.11	Independent Contractor’s Agreement dated September 1, 2005 between Lifeline Therapeutics, Inc. and Robert Sgarlata Associates, Inc. (6)

10.12	Statement regarding Javier Baz Employment Agreement (6)

10.13	Employment Agreement dated November 28, 2005 by and between Lifeline Therapeutics, Inc. and Stephen K. Onody (7)

10.14	Employment Agreement dated January 4, 2006 by and between Lifeline Therapeutics, Inc. and Gerald J. Houston (8)

10.15	Voting Agreement and Irrevocable Proxy dated July 1, 2005 between Lifeline Therapeutics, Inc. and William Driscoll (9)

10.16	Voting Agreement and Irrevocable Proxy dated February 9, 2006 among Lifeline Therapeutics, Inc. Paul Myhill and Lisa Gail Myhill (9)

10.17	Manufacturing Agreement dated February 26, 2004 and amended on February 26, 2004 between Lifeline Therapeutics, Inc. and The Chemins Company (9)

10.18	Lease dated as of August, 2005 between Property Colorado OBJLW One Corporation and Lifeline Therapeutics, Inc. (9)

10.19	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company

Exhibit
Number	Title

21.1	List of subsidiaries (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report of Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to LifeVantage Corporation’s Current Report of Form 8-K (File No. 000-30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on May 26, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-30489), filed on November 29, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-30489), filed on January 4, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Lifevantage Corporation’s Quarterly Report on Form 10-QSB (file No. 000-30489), filed on May 14, 2007, and incorporated herein by reference.

*	Filed herewith.

LIFEVANTAGE CORPORATION
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2007 and 2006 (Restated)	F-3

Consolidated Statements of Operations for the years ended June 30, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2007 and 2006 (Restated)	F-5 – F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006 (Restated)	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
LifeVantage Corporation
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeVantage Corporation as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company restated the balance sheet as of June 30, 2006 and statements of stockholders’ equity and comprehensive income for the year ended June 30, 2006.
/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
October 10, 2007

LIFEVANTAGE CORPORATION.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
		(Restated*)
ASSETS
Current assets
Cash and cash equivalents	$160,760	$228,112
Marketable securities, available for sale	—	3,008,573
Accounts receivable, net	398,463	107,892
Inventory	27,834	45,001
Deferred expenses	117,807	152,677
Deposit with manufacturer	388,791	555,301
Prepaid expenses	60,175	316,659

Total current assets	1,153,830	4,414,215

Property and equipment, net	108,915	245,000
Intangible assets, net	2,311,110	2,162,042
Deposits	340,440	316,621

TOTAL ASSETS	$3,914,295	$7,137,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$148,699	$613,833
Accrued expenses	230,811	399,305
Deferred revenue	818,250	1,144,950
Capital lease obligations, current portion	2,301	1,985

Total current liabilities	1,200,061	2,160,073

Long-term liabilities
Capital lease obligations, net of current portion	846	3,146

Total liabilities	1,200,907	2,163,219

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, — par value $.001, 250,000,000 shares authorized and 22,268,034 and 22,117,992 issued and outstanding as of June 30, 2007 and 2006 respectively	22,268	22,118
Additional paid-in capital	15,395,037	14,018,487
Accumulated (deficit)	(12,703,917)	(9,010,339)
Unrealized (loss) on securities available for sale	—	(55,607)

Total stockholders’ equity	2,713,388	4,974,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,914,295	$7,137,878

*See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2007 and 2006

	2007	2006
Sales, net	$5,050,988	$7,165,819
Cost of sales	1,022,792	1,491,332

Gross profit	4,028,196	5,674,487

Operating expenses:
Marketing and customer service	2,991,302	4,259,711
General and administrative	4,355,803	3,904,368
Research and development	245,561	114,163
Depreciation and amortization	92,433	265,279

Total operating expenses	7,685,099	8,543,521

Operating (loss)	(3,656,903)	(2,869,034)

Other income and (expense):
Interest income (expense)	71,105	134,533
Loss on disposal of assets	(105,621)	—
Other (expense)	(2,159)	—

Total operating expenses	(36,675)	134,533

Net (loss)	$(3,693,578)	$(2,734,501)

Net (loss) per share, basic and diluted	$(0.17)	$(0.12)

Weighted average shares outstanding, basic and diluted	22,268,034	22,117,992

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE, CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2007 and 2006

			Additional	Accumulated
	Common Stock		Paid In Capital	Other Comprehensive	Accumulated	Total	Comprehensive
	Shares	Amount	(Restated*)	Income/(loss)	Deficit	(Restated*)	Income
Balances, July 1, 2005	22,117,992	$22,118	$13,921,832	$—	$(6,275,838)	$7,668,112	$(5,822,397)

Unrealized (loss) on securities available for sale	—	—	—	(55,607)	—	(55,607)	(55,607)

Warrants issued for services	—	—	96,655	—	—	96,655

Net (loss)	—	—	—	—	(2,734,501)	(2,734,501)	(2,734,501)

Balances, June 30, 2006	22,117,992	$22,118	$14,018,487	$(55,607)	$(9,010,339)	$4,974,659	$(2,790,108)

* See Note 2, “Restatement and Summary of Significant Accounting Policies”
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE, CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years ended June 30, 2007 and 2006

			Additional	Accumulated
	Common Stock		Paid In Capital	Other Comprehensive	Accumulated		Comprehensive
	Shares	Amount	(Restated*)	Income/(loss)	Deficit	Total	Income
Balances, July 1, 2006	22,117,992	$22,118	$14,018,487	$(55,067)	$(9,010,339)	$4,974,659	$(2,790,108)

Unrealized (loss) on securities available for sale	—	—	—	55,607	—	55,607	55,607

Options/Warrants issued for services	—	—	1,345,200	—	—	1,345,200

Stock issued for services	150,042	150	31,350			31,500
Net (loss)	—	—	—	—	(3,693,578)	(3,693,578)	(3,693,578)

Balances, June 30, 2007	22,268,034	$22,268	$15,395,037	$0	$(12,703,917)	$2,713,388	$(3,637,971)

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net (loss)	$(3,693,578)	$2,734,501)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation and amortization	92,432	265,279
Loss on disposition of assets	(103,807)	—
Stock based compensation to employees	1,199,440	—
Stock based compensation to non-employees	177,110	96,655
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(290,571)	(107,892)
Decrease in inventory	17,167	174,643
Decrease in deposits to manufacturer	166,510	436,259
Decrease in prepaid expenses	256,484	99,147
(Increase) in other assets	(23,819)	(285,429)
(Decrease) in accounts payable	(465,134)	(43,695)
(Decrease)/Increase in accrued expenses	(168,494)	191,632
(Decrease)/Increase in deferred revenue	(326,700)	1,144,950
Decrease/(Increase) in deferred expenses	34,870	(152,677)

Net Cash (Used) by Operating Activities	(3,128,090)	(915,629)

Cash Flows from Investing Activities:
Redemption/(Purchase) of marketable securities	3,064,180	(3,064,180)
(Purchase) of equipment	(60,166)	(136,367)
Disposal of equipment	207,626	—
(Purchase) of Intangible Assets	(149,068)	(59,879)

Net Cash (Used) by Investing Activities	3,062,572	(3,260,426)

Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(1,984)	(1,169)
Proceeds from margin debt	2,093,101	—
Repayment from margin debt	(2,093,101)	—
Issuance of Common Stock	150	—

Net Cash (Used) by Financing Activities	(1,834)	(1,169)

(Decrease) in cash	(67,352)	(4,177,224)
Cash and Cash Equivalents — beginning of period	228,112	4,405,336

Cash and Cash Equivalents — end of period	$160,760	$228,112

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2007 and 2006

	2007	2006
Non Cash Investing and Financing Activities:
Acquisition of asset through capital lease	$—	$6,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Basis of Presentation:
     Lifevantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to Lifevantage Corporation in November 2006. The Company is in the business of manufacturing, marketing and selling its product Protandim® to individuals throughout the United States of America. The Company began selling to individuals during the fiscal year ended June 30, 2005 and to retail stores beginning in fiscal year 2006. The Company’s principal operations are located in Greenwood Village, Colorado.
     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. The shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction.
     For legal purposes, the Company acquired LNC and is the parent company of LNC. However, for accounting purposes, LNC is treated as the acquiring company in a reverse acquisition of the Company. As a consequence, the financial statements presented reflect the consolidated operations of both LifeVantage and LNC for the two years ended June 30, 2007 and June 30, 2006.
Liquidity and management’s plans for operations
     As shown in the accompanying financial statements, the Company incurred net losses of ($3,693,578) and ($2,734,501) for the years ended June 30, 3007 and 2006 respectively. In addition, the Company reported net cash used in operations of ($3,128,090) for the year ended June 30, 2007.
     To address these losses, management began a turn-around strategy in January 2007 to reduce operating expenses while implementing new customer service retention and recapture programs. Management’s cost containment and reduction measures and new plans under this strategy include the following:
•	The Company re-evaluated its marketing programs and has either cancelled or allowed to expire various marketing and positioning contracts, replacing them with a more targeted advertising plan. The new marketing plan includes direct to consumer “interview style marketing” that can be expanded or contracted according to available cash flows. Cash flow savings from changing from the Company’s previous national marketing programs to the Company’s targeted marketing approach are expected to be approximately $1,600,000.

•	During fiscal 2007, in effort to cut expenses, several employees were terminated and consultant contracts were allowed to expire without renewal and management has balanced corporate responsibilities among remaining personnel. Cash flow savings from changes to the Company’s current personnel are expected to be approximately $1,100,000.

•	The Company re-evaluated its consultant contracts including web hosting and call center operations and has either cancelled various contracts or allowed them to expire and replaced them with more cost-efficient contracts. Cash flow savings from the expiration or termination of the Company’s consultant contracts are expected to be approximately $400,000.

•	The Company has adopted new marketing promotions as well as new customer service retention and recapture programs. Such programs are not expected to increase sales immediately, but are expected to reduce direct sales erosion experienced in fiscal 2007. Sales increases are expected to result from the redesign of e-commerce sites and enhanced direct to consumer marketing, as well as expansion into the natural product market with contracts with several well-known natural foods retailers and brokers.
     In addition to the cost savings outlined above, effective September 26, 2007, the Company closed an offering of debentures convertible into the Company’s common stock. The net proceeds received by the Company of approximately $956,000 will be used to expand marketing efforts, scientific studies, intellectual property protection, as well as to provide the Company with additional working capital. The funding significantly improves the Company’s liquidity position from June 30, 2007 levels and allows the Company to pursue plans for generating additional revenue while containing cash outflow. There can be no assurance that these cost reduction and containment measures will result in positive cash flows.

Note 2 — Summary of Significant Accounting Policies and Fiscal Year 2006 Restatement:
Fiscal Year June 30, 2006 Restatement
     Subsequent to the issuance of our June 30, 2006 consolidated financial statements, our management determined that certain information in the consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive income should be restated for all periods presented in response to comments of the Staff of the SEC.
     On November 10, 2006, in response to comments raised by the Staff of the SEC concerning the Company’s registration statement filed on Form SB-2 and the Company’s valuation of goodwill and intangible assets on its financial statements, and to ensure that its financial reporting remains in full compliance with Generally Accepted Accounting Principles, the Company’s Board of Directors, in conjunction with the Company’s independent registered accountants, concluded that it was appropriate to restate the Company’s annual report on Form 10-KSB for the year ended June 30, 2006. The Board determined that, due to a concurrent private placement of the Company’s common stock at $2.00 per share at about the time of the acquisition, the acquisition cost of the minority interest in LNC should be recorded at $2,000,000. In addition, since the primary purpose of purchasing the minority interest in its subsidiary was to gain control over its intellectual property, the purchase price for the acquisition should have been allocated entirely to intellectual property, i.e. patent costs.
     The amendment restates and reclassifies intangible assets on our consolidated balance sheets as of June 30, 2006. The amendment also restates the consolidated statements of stockholders’ equity and comprehensive income for the year ended June 30, 2006.
     The restatement has no impact on previously reported revenue, net income, earnings per share, or cash. This Form 10-KSB contains changes to Part II — Item 6, Item 7, and Item 8A to reflect this restatement. There are no other significant changes to the original Form 10-KSB other than those outlined above.
     A summary of the effects of the restatement are as follows:

For the year ended
June 30, 2006
Intangible Assets
Patent costs as previously reported	$97,905
Restatement of patent costs related to the acquisition of LNC	2,000,000

Restated patent costs	$2,097,905

Goodwill as previously reported	$5,310,000
Restatement of goodwill related to the acquisition of LNC	(5,310,000)

Restated goodwill	$-0-

Additional Paid-in-Capital
Additional paid-in-capital as previously reported	$17,328,487
Restatement of additional paid-in-capital related to the acquisition of LNC	(3,310,000)

Restated additional paid-in-capital	$14,018,487

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
     During the year ended June 30, 2007, the Company commenced sales of Protandim® to several specialty retailers. Revenue is recognized according to the terms of each individual agreement. Where the right of return exists beyond 30 days, revenue and related cost of sales is deferred until sufficient sell-through information is received to reasonably estimate the amount of future returns.
Accounts Receivable
     The Company’s accounts receivable consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had two national retail distributors, GNC and CVS, and several natural products distributors as of June 30, 2007. The Company has created an allowance for doubtful accounts of approximately $55,000 based upon aging of its retail accounts receivable.
     For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales as of June 30, 2007 or 2006. For direct sales, there was no bad debt expense for the years ended June 30, 2007 or 2006.
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

As of June 30, 2007 and June 30, 2006, inventory consisted of:

	June 30,
	2007	2006
Finished goods	$10,947	$25,097
Packaging supplies	16,887	19,904

Total inventory	$27,834	$45,001

Earnings per share
     Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the years ended June 30, 2007 and June 30, 2006, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2007 and June 30, 2006 were $245,561 and $114,163, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 2007 and June 30, 2006 were $1,264,872 and $1,980,901, respectively.
Cash and Cash Equivalents
     The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents in accordance with Statement of Financial Accounting Standards (SFAS) 115.
Marketable Securities
     During year 2006, Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. The Company considered its investment in debt instruments as marketable securities available for sale. As of June 30, 2006, the portfolio declined in value and the Company reported an unrealized loss of $55,607 in its accompanying Statement of Comprehensive Income. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified the investment as “available for sale” securities and reported the unrealized loss in a separate component of shareholders’ equity as a comprehensive income item.
     In the first quarter of year 2007, the Company established a margin account to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was approximately 1% below prime.
     During the third quarter of fiscal 2007, the Company liquidated its marketable securities portfolio and paid off the margin debt. In addition to paying off the margin debt, the Company invested funds in short term AAA rated money market Preferred Securities to maximize interest income.

     Investment in marketable securities are summarized as follows as of fiscal 2007 and 2006:

	Unrealized	Fair
	(Loss)	Value
As of June 30, 2007
Available for sale securities
Debt securities (maturing 0 to 2 years)	$—	$—

As of June 30, 2006
Available for sale securities
Debt securities (maturing 0 to 2 years)	$(55,607)	$3,008,573

Deposit with Manufacturer
     At June 30, 2007, the Company had a deposit of $388,791 with its contract manufacturer. At June 30, 2006, the Company had a deposit of $555,301 with its contract manufacturer for acquisition of raw materials and production of finished product. Throughout fiscal 2007 and 2006, the Company offset reductions in the deposit against the trade payable to the manufacturer as purchases of product occurred. As of June 30, 2007, the trade payable to the contract manufacturer was approximately $8,600.
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

	June 30,
	2007	2006
Equipment	$148,899	$139,185
Software	59,708	216,881
Accumulated Depreciation	(99,692)	(111,066)

Property and equipment, net	$108,915	$245,000

Patents
     As indicated above, the primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price has been is allocated entirely to patent costs.
     In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. As of June 30, 2007, all patent applications were in process of approval; therefore, there was no amortization expense for the years ended June 30, 2007 or 2006. As discussed earlier, one of the three US Patent applications was granted on July 10, 2007.
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
     The recurring losses experienced by the Company have resulted in management’s assessment of impairment with respect to the capitalized patent costs. Analysis generated for this assessment concluded that sales volumes, less the cost of manufacturing the product sold and less the marketing and sales cost of generating the revenues, support management’s conclusion that no impairment to the capitalized patent costs has occurred as of June 30, 2007.
Goodwill and Other Intangible Assets
     As of June 30, 2007 and 2006, no amortization has been recorded, as the lives of the intangible assets have not been determined.
Intangible assets consist of:

	June 30,
	2007	2006
Patent costs	$2,203,659	$2,097,905
Trademark costs	107,451	64,137

Intangible assets, net	$2,311,110	$2,162,042

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

Concentration of Credit Risk
     SFAS 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2007, the Company had approximately $101,000 with one financial institution in an investment management account.
Stock-Based Compensation
     The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by SFAS 123(R). Had compensation cost for the Company’s stock option grants, prior to year ended June 30, 2007, been determined based on the fair value at the grant date, consistent with the recognition provisions of SFAS 123(R) the effect on the Company’s net loss and loss per share for year ended June 30, 2007 would be as stated in the pro forma amounts below.
     Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the year ended June 30, 2007, stock based compensation of $1,345,200, was reflected as an increase to additional paid in capital. Of the $1,345,200 stock based compensation, $1,199,440 was employee related and $145,760 was non-employee related.
     The Company issued common stock for invoiced services in certain circumstances, to pay creditors and in other similar situations. In accordance with SFAS 123(R), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
     Warrants and options were granted to various directors for services rendered during the years ended June 30, 2007 and 2006. An adjustment to net income for compensation expense to recognize annual vesting would be recorded under SFAS 123(R), on a pro forma basis, as reflected in the following table:

	June 30,
	2007	2006
Net (loss) as reported:	$(3,693,578)	$(2,734,501)

Total share based employee compensation included in net(loss):	1,376,550	—

Less: total share-based employee compensation that would have been included in Net (loss) if the fair value based method had been applied for all options granted	(1,376,550)	(1,336,817)

Pro forma (loss)	$(3,693,578)	$(4,071,318)

Basic and diluted earnings (loss) per share:

As reported	$(0.17)	$(0.12)

Pro forma	$(0.17)	$(0.18)

The fair value of the options granted in years ended June 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
1.	risk-free interest rate of between 4.54 and 4.97 percent in fiscal 2007 and between 3.84 and 5.16 in fiscal 2006;

2.	dividend yield of 0 percent in fiscal 2007 and fiscal 2006;

3.	expected life of 5-6 years in fiscal 2007 and 2 — 3 years in fiscal 2006; and

4.	a volatility factor of the expected market price of the Company’s common stock of 74 percent in fiscal 2007 and between 187 and 263 percent in fiscal 2006.
Reclassification
     Certain prior period amounts have been reclassified to comply with current period presentation.
Segments of an Enterprise and Related Information
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.
Comprehensive Income
     SFAS 130, “Reporting Comprehensive Income” requires the presentation and disclosure of all changes in equity from non-owner sources as “Comprehensive Income”. The Company had comprehensive income/(loss) for the years ended June 30, 2007 and 2006 of ($3,637,971) and ($2,790,108), respectively.
Organization Costs
     The Company accounts for organization costs under the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” which requires that all organization costs be expensed as incurred.
Effect of New Accounting Pronouncements
          In September 2006, SFAS 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.
     In February 2007, SFAS 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), was issued by the FASB and is effective as of the beginning of an entity’s first fiscal year that begins after November

15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We anticipate that SFAS 159 will not have a material impact on our financial statements.
     Financial Accounting Standards Board Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, is effective for tax years beginning after December 15, 2006. FIN 48 addresses the recognition and measurement of income tax positions using a “more-likely-than-not” (“MLTN”) threshold, meaning there must be a more than 50% likelihood that a tax position taken would be sustained, if challenged and considered by the highest court in the relevant jurisdiction. The Company has not yet adopted FIN 48 but, we anticipate that FIN 48 will not have a material impact on our financial statements.
     We have reviewed other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 — Acquisition of Minority Interest in Subsidiary and Accounting for Intellectual Property
     On March 10, 2005, the Company reached an agreement with the minority shareholder in the Company’s 81% owned subsidiary, LNC. In accordance with the terms of the agreement, the Company exchanged 1,000,000 shares of its common stock for the remaining 4,500,000 shares of LNC, representing 19% of the outstanding shares of LNC. As the Company was closing a private placement of the Company’s common stock at $2.00 per share at about the same time as the acquisition, the valuation of the 1,000,000 shares of common stock is valued at $2,000,000. The acquisition of the minority interest has been accounted for utilizing the purchase method of accounting resulting in intellectual property, patent costs, of $2,000,000. Please refer to Note 2, “ Summary of Significant Accounting Policies and Fiscal Year 2006 Restatement”.
     In connection with the purchase of the minority interest in LNC, the Company agreed to pay the minority shareholder $250,000 for a non-compete agreement through March 2006. The payment terms were $125,000 on the date of execution of the agreement and $125,000 in the form of a note payable, which was paid on April 19, 2005. The non-compete agreement is being amortized over the term of the agreement. Amortization expense totaled $166,668 for the year ended June 30, 2006, and $0 for the year ended June 30, 2007.
Note 4 — Stockholders’ Equity
     On June 12, 2006, the Company purchased a portfolio of marketable securities primarily comprised of corporate bonds. As of June 30, 2006 the portfolio declined in value and the Company reported an unrealized a loss of $55,607. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company accounted for the investment as “available for sale” securities and reported the unrealized loss and gain in a separate component of shareholders’ equity as a comprehensive income item.
     In the first quarter of fiscal 2007, the Company established a margin account to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was approximately 1% below prime.
     During the third quarter of Fiscal 2007, the Company liquidated its marketable securities portfolio and paid off the margin debt. In addition to paying off the margin debt, the Company invested funds in short term AAA rated money market Preferred Securities to maximize interest income.
     During Fiscal 2006 and Fiscal 2007, the Company granted warrants to consultants for services rendered. In accordance with SFAS 123(R), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method. For the year ended June 30, 2006 and June 30, 2007, compensation of $96,655 and $145,760, respectively, was reflected as an increase to additional paid in capital.

     During Fiscal 2006 and Fiscal 2007, the Company granted options to employees under the Company’s 2007 Long-Term Incentive Plan. The Company adopted SFAS 123(R) effective July 1, 2007. In accordance with SFAS 123(R), fiscal 2007, compensation expense to employees was $1,199,440 and none in fiscal 2006.
     The Company had an obligation to register common stock issued in the Company’s April and May 2005 private placement and the shares underlying the warrants received by bridge note holders and investors in the private placement. The Company filed a registration statement for these shares in June 2005 on Form SB-2 and subsequently amended its registration statement. On January 12, 2007, the Company’s registration statement was declared effective.
     On May 17, 2007, the Board of Directors authorized the issuance of 150,000 shares of the Company’s common stock to an individual, Clark Griffith, who will provide marketing services to the Company. The closing price of the Company’s common stock that day was $0.21 per share, and accordingly, the Company recorded an expense in the consolidated statement of operations for the year ended June 30, 2007 of $31,350.
     The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of June 30, 2007, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 5 — Stock Option Grants and Warrants
     Stock Option Grants — During the year ended June 30, 2007, the Company granted stock options to various employees and directors of the Company. The options granted the right to purchase shares of the Company’s common stock at prices between $0.19 and $0.76 per share. The options are not transferable and expire on various dates through April 30, 2017. The Company adopted SFAS 123(R) effective July 1, 2006 and values stock option compensation using the fair value method.
     During the year ended June 30, 2006, the Company granted stock options to various employees and directors of the Company. The options granted the right to purchase shares of the Company’s common stock at prices between $2.00 and $3.47 per share. The options are not transferable and expire on various dates through January 4, 2016. As the Company had not adopted SFAS 123(R) for the year ended June 30, 2006, the pro forma impact of SFAS 123(R) is reflected in Note 2 under Stock Based Compensation.
     Warrants — At June 30, 2007, 6,001,866 warrants granted during year ended June 30, 2005, 167,428 warrants granted during year ended June 30, 2006, and 1,512,088 warrants granted during year ended June 30, 2007 to purchase the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2005 are at exercise prices ranging between $2.00 and $2.50 with a weighted average exercise price of $2.33 and expiration dates ranging from April 18, 2008 to May 31, 2008. The warrants granted during year ended June 30, 2006 are at exercise prices ranging between $0.72 and $9.85 with a weighted average exercise price of $3.43 and expiration dates ranging from July 31, 2007 to September 30, 2008. The warrants granted during year ended June 30, 2007 are at exercise prices ranging between $0.18 and $6.00 with a weighted average exercise price of $0.58 and expiration dates ranging from July 31, 2008 to February 22, 2012.

The following is a summary of stock options and warrants granted for the years ended June 30, 2007 and 2006.

			Exercise
	Options	Warrants	Price

Outstanding and exercisable, June 30, 2005	—	6,001,866	$2.33

Granted	1,716,000	167,428	$3.25
Cancelled	—	—	$—
Exercised	—	—	$—
Expired	—	—	$—

Outstanding and exercisable, June 30, 2006	1,716,000	6,169,294	$2.55

Granted	2,518,321	1,512,088	$0.59
Cancelled	—	—	$—
Exercised	—	—	$—
Expired	(1,334,290)	—	$—

Outstanding and exercisable, June 30, 2007	2,900,031	7,681,382	$2.01

Year ended June 30, 2007:
Weighted average exercise price	$1.66	$1.89
Weighted average remaining contractual life (years)	8.7	2.4
Weighted average fair value of options and warrants granted during 2007	$1.66	$1.89

Year ended June 30, 2006:
Weighted average exercise price	$3.23	$2.36
Weighted average remaining contractual life (years)	8.0	1.8
Weighted average fair value of options and warrants granted during 2006	$3.23	$3.43
Note 6 — Fair Value of Financial Instruments
     SFAS 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2007 and 2006. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
     Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these financial statements because of their short maturities.
Note 7 — Income Taxes
     At June 30, 2007, the Company had a net operating loss (“NOL”) carry-forward of approximately $5,800,000. At June 30, 2006, the Company had an NOL carry-forward of approximately $3,300,000. The NOL may be offset against future taxable income, if any, until 2020. These carry-forwards are subject to review by the Internal Revenue Service.
     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	June 30,
	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$2,241,000	$1,284,000
Contribution carryover	260,000	260,000
Net accrued return liability	271,000	383,000
Book/tax depreciation/amortization	(2,000)	(27,000)
State income taxes	(75,000)	(85,000)

Total deferred tax assets	2,695,000	1,815,000

Deferred tax liabilities	—	—

Net deferred tax assets before valuation allowance	2,695,000	1,815,000
Valuation allowance	(2,695,000)	(1,815,000)

Net deferred tax asset	$—	$—

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
     The Company’s actual income tax benefit differs from the expected income tax benefit determined by applying the statutory rate of 39% (34% federal and 5% state) to the net loss due to the following:

	June 30,
	2007	2006

Expected federal income tax benefit	$1,427,000	$1,056,000
Deferred revenue	126,000	(442,000)
Deferred expense	(13,000)	60,000
Book/tax depreciation difference	(2,000)	(10,000)
Stock options for services	(520,000)	(37,000)
Meals and entertainment	(3,000)	(2,000)
Disposal of Assets	(15,000)	—
Stock transfer fees	(3,000)	(3,000)
Prior year A/R reserve write-off	(21,000)	28,000
Sales returns and allowances	(30,000)	(13,200)
Other future differences	(65,000)	220,000

Change in valuation allowance	(881,000)	(856,800)

Net income tax benefit	$—	$—

Note 8 — Operating Lease Commitments
     In August 2005, the Company entered into a 36-month lease for its office facilities. The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents ranging from $9,560 to $10,038 over the term of the lease. Associated with this lease, the Company also tendered a $30,144 security deposit that will be returned to the Company, in thirds, at the beginning of the thirteenth month, twenty-fifth month and at termination of the agreement, provided the Company does not breach any covenant set forth in the lease. The Company is responsible for payments such as maintenance charges, property tax, bookkeeping, insurance, and management fees. Rent expense totaled $117,235 and $110,939 for the years ended June 30, 2007 and 2006, respectively.
     Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2008	120,217
2009	10,038

Total future minimum Lease payments	$130,255

Note 9 — Interim Financial Results (Unaudited)
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in ‘000’s except per share data)

					Year
	Quarter				ended
Year ended June 30, 2007	First	Second	Third	Fourth	June 30, 2007

Sales, net	$2,075.5	$1,136.8	$995.3	$843.4	$5,051.0
Gross profit	1,699.9	887.6	781.7	659.0	4,028.2
Net income (loss)	$(820.2)	$(1,765.0)	$(582.3)	$(526.1)	$(3,693.6)

Per common share:
Loss per share, basic and diluted	$(0.04)	$(0.08)	$(0.03)	$(0.02)	$(0.17)

					Year
	Quarter				ended
Year ended June 30, 2006	First	Second	Third	Fourth	June 30, 2006

Sales, net	$2,964.6	$1,711.7	$1,390.6	$1,098.9	$7,165.8
Gross profit	2,368.0	1,348.7	1,094.5	863.3	5,674.5
Net income (loss)	$80.3	$(571.0)	$(670.9)	$(1,572.9)	$(2,734.5)

Per common share:
Loss per share, basic and diluted	$0.00	$(0.02)	$(0.03)	$(0.07)	$(0.12)
Note 10 — Subsequent Event
     Effective September 26, 2007, the Company closed an offering of debentures convertible into the Company’s common stock, with a maturity date of September 26, 2010. The net proceeds received by the Company of approximately $956,000 will be used to expand marketing efforts, scientific studies, intellectual property protection, as well as to provide the Company with additional working capital.