Form 10QSB
period 2007-09-30
Lifevantage Corp
filed 2007-11-19
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-30489
LIFEVANTAGE CORPORATION.
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
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2007 was 22,303,034.
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
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our limited operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against the Company;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers and a single product for our revenue;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 6 of Part II of our report on Form 10-KSB for the year ended June 30, 2007.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and June 30, 2007

	(Unaudited)
	September 30,	(Audited)
	2007	June 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$1,142,857	$160,760
Accounts receivable, net	404,654	398,463
Inventory	22,708	27,834
Deferred expenses	114,253	117,807
Deposit with manufacturer	360,768	388,791
Prepaid expenses	72,552	60,175

Total current assets	2,117,792	1,153,830

Property and equipment, net	94,469	108,915
Intangible assets, net	2,314,132	2,311,110
Deferred offering costs, net	185,937	—
Deposits	340,440	340,440

TOTAL ASSETS	$5,052,770	$3,914,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$211,397	$148,699
Accrued expenses	403,416	230,811
Deferred revenue	796,290	818,250
Capital lease obligations, current portion	2,387	2,301

Total current liabilities	1,413,490	1,200,061

Long-term liabilities
Capital lease obligations, net of current portion	215	846
Convertible debt	138,565	—

Total liabilities	1,552,270	1,200,907

Stockholders’ equity
Common stock -par value $.001, 250,000,000 shares authorized; and 22,303,034 and 22,268,034 issued and outstanding as of September 30, 2007 and June 30, 2007 respectively	22,303	22,268
Additional paid-in capital	16,480,818	15,395,037
Accumulated (deficit)	(13,002,621)	(12,703,917)

Total stockholders’ equity	3,500,500	2,713,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,052,770	$3,914,295

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2007	2006

Sales, net	$807,324	$2,075,482

Cost of sales	177,303	375,552

Gross profit	630,021	1,699,930

Operating expenses:
Marketing and customer service	274,448	1,032,815
General and administrative	425,540	1,407,626
Research and development	190,630	65,683
Depreciation and amortization	39,491	29,432

Total operating expenses	930,109	2,535,556

Operating (loss)	(300,088)	(835,626)

Other income and (expense):
Interest income (expense)	1,384	15,418

Net other income (expense)	1,384	15,418

Net income (loss)	$(298,704)	$(820,208)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding, basic and fully diluted	22,303,034	22,118,034

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(298,704)	$(820,208)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	39,491	29,432
Stock based compensation to employees	2,723	6,836
Stock based compensation to non-employees	67,487	517,074
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,191)	(282,708)
Decrease/(increase) in inventory	5,126	(46,968)
Decrease in deposits to manufacturer	28,023	84,884
(Increase) in prepaid expenses	(12,376)	(268,035)
(Increase) in other assets	—	(8,819)
Increase in accounts payable	62,698	31,304
Increase/(decrease) in accrued expenses	172,605	(93,472)
(Decrease) in deferred revenue	(21,960)	(268,290)
Decrease in deferred expenses	3,554	26,759

Net Cash (Used) by Operating Activities	42,476	(1,092,211)

Cash Flows from Investing Activities:
Redemption of marketable securities	—	476,531
Purchase of intangible assets	(27,095)	(37,370)
Purchase of equipment	(122)	(38,520)

Net Cash (Used)/ Provided by Investing Activities	(27,217)	400,641

Cash Flows from Financing Activities:
Proceeds from margin debt	—	767,378
Repayment on margin debt	—	(159,891)
Capitalized interest expense	1,075	—
Principal payments under capital lease obligation	(544)	(469)
Issuance of common stock	10,500	—
Private placement fees	(119,193)	—
Proceeds from private placement of convertible debentures	1,075,000	—

Net Cash Provided by Financing Activities	966,838	607,018

Increase/(Decrease) in Cash and Cash Equivalents:	982,097	(84,552)
Cash and Cash Equivalents – beginning of period	160,760	228,112

Cash and Cash Equivalents - end of period	$1,142,857	$143,560

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$67,596	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB.
Note 1 – Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2007, and the results of operations for the three month periods ended September 30, 2007 and 2006 and the cash flows for the three month periods ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
     The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2007 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2007, restated as discussed below and included in the Annual Report on Form 10-KSB on file with the SEC.
     Effective September 26, 2007, the Company closed an offering of debentures convertible into the Company’s common stock. The net proceeds received by the Company of approximately $956,000 will be used to expand marketing efforts, scientific studies, intellectual property protection, as well as to provide the Company with additional working capital. The funding significantly improves the Company’s liquidity position from June 30, 2007 levels and allows the Company to pursue plans for generating additional revenue while containing cash outflow. There can be no assurance, however, that revenue generation and cost containment measures will result in positive cash flow.
Note 2 - Summary of Significant Accounting Policies:
Consolidation
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary Lifeline Nutraceuticals Corporation (“LNC”). All inter-company accounts and transactions between the entities have been eliminated in consolidation.

Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Revenue Recognition
     The Company ships the majority of its product sales directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not refund direct customers for returned product. To date, the Company has experienced monthly returns of approximately 2% of sales. As of September 30, 2007 and 2006, the Company’s reserve balance for returns and allowances was approximately $129,000 and $65,000, respectively.
     For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
     In July 2005, we entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim®, pursuant to which GNC has the right to return any and all product shipped to them, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, beginning July 1, 2006, the Company recognizes revenue associated with sales to GNC when the product is sold by the distributor with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
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

The table below shows the effect of the change in the Company’s deferred revenue and expense for the three months ended September 2007:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2007	$818,250	$117,807

Recognition of revenue in the three months ended September 30, 2007	(142,770)	(23,324)

Additions to deferred revenue / expense for the three months ended September 30, 2007	120,810	19,770

Deferred revenue and expense as of September 30, 2007	$796,290	$114,253
Accounts Receivable
     The Company’s accounts receivable primarily consists of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had two national retail distributors, GNC and CVS, and several regional natural products distributors as of September 30, 2007. The Company has created an allowance for doubtful accounts of approximately $55,000 based on aging of its retail accounts receivable.
     For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales as of September 30, 2007. For direct sales, there is no bad debt expense for the three month period ended September 30, 2007.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of September 30, 2007 and June 30, 2007, inventory consisted of:

	September 30, 2007	June 30, 2007
Finished goods	$10,749	$10,947
Packaging supplies	11,959	16,887

Total inventory	$22,708	$27,834

Earnings per share
     Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common share equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended September 30, 2007 and 2006, the basic and diluted average outstanding shares are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation.

Goodwill and Other Intangible Assets
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
     When the company purchased the remaining interest in the Company’s subsidiary, LNC, on March 10, 2005, the primary purpose was to secure the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price was allocated to patent costs.
     In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the subsequent costs of applying for patents are also capitalized and, once the patent is granted, the costs are amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. As of September 30, 2007, one of the Company’s three U.S. Patent applications was granted on July 10, 2007 and the remaining patent applications were in process of approval. The Company began amortization of the granted patent during the quarter ended September 30, 2007.
     As of September 30, 2007 and June 30, 2007, intangible assets consisted of:

	September 30,	June 30,
	2007	2007

Patent costs	$2,225,979	$2,203,659
Trademark costs	112,225	107,451
Amortization of patents & trademarks	(24,072)	—

Intangible assets, net	$2,314,132	$2,311,110

Stock-Based Compensation
     The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), for all options and warrants issued to employees and directors during the first quarter ended September 30, 2006.
     In an effort to advance the interests of the Company and its shareholders, the Company established its 2007 Long-Term Incentive Plan (the “Plan”) to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The Plan was approved by shareholders during the November 21, 2006 shareholder meeting. Options to purchase 4,234,321 shares have been granted pursuant to the Plan to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.47 per share, vesting over one to three-year periods. A maximum of 6,000,000 shares of common stock can be issued under the Plan in connection with the grant of awards. Expired awards will be added back to the plan in accordance with the terms of the award.
     Options granted prior to the adoption of the Plan were terminated and new options on substantially identical terms and provisions (i.e., identical number of underlying shares, exercise price, vesting schedule, and expiration date as the original options) were granted under the Plan. As no modifications to the terms and provisions of the previously granted options occurred, the Company accounted for the related compensation expense under SFAS 123(R) as it did prior to the effective date of the Plan.
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
     Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2007 and 2006 using the Black-Scholes option pricing model. No new compensation based warrants or options were granted during the three month period ended September 30, 2007. The following assumptions were used for options and warrants granted during the three month period ended September 30, 2006:
1.	risk-free interest rate of between 4.71 and 4.97 percent in the three month period ended September 30, 2006;

2.	dividend yield of -0- percent;

3.	expected life of 2 - 6 years in fiscal 2007; and

4.	a volatility factor of the expected market price of the Company’s common stock between 185 and 211 percent in the three month period ended September 30, 2006.
Derivative financial instruments
     We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
     We analyze convertible debentures under the guidance provided by Emerging Issues Task Force (“EITF”) Issues EITF 00-19 and EITF 05-02 and review the appropriate classification under the provisions of SFAS 133 and EITF 00-19.
     We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.
     Certain instruments, including convertible debt and equity instruments and the freestanding warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential penalties are accounted for in accordance with FAS No. 5, Accounting for Contingencies.
     When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature, in accordance with EITF Issues 98-05 and 00-27. When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.
     When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board (“APB”) Opinion No.14 to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
Income Taxes
     Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is effective for tax years beginning after December 15, 2006, and has accordingly been adopted by the Company for the three months ended September 30, 2007. FIN 48 addresses the recognition and measurement of income tax positions using a “more-likely-than-not” (“MLTN”) threshold, meaning there must be a more than 50% likelihood that a tax position taken would be sustained, if challenged and considered by the highest court in the relevant jurisdiction. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the three months ended September 30, 2007, we recognized no adjustments for uncertain tax benefits.
     Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued at September 30, 2007. We expect no material changes to unrecognized tax positions within the next twelve months. The adoption of FIN 48 has not had a material impact upon our financial statements.
Reclassification
     Certain prior period amounts have been reclassified to comply with current period presentation.
Effect of New Accounting Pronouncements
     We have reviewed other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 –Accounting for Intellectual Property
     Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.
     The recurring losses experienced by the Company have resulted in management’s assessment of impairment with respect to the capitalized patent costs. Analysis generated for this assessment concluded that sales volumes, less the cost of manufacturing the product sold and less the marketing and sales cost of generating the revenues, support management’s conclusion that no impairment to the capitalized patent costs has occurred.
Note 4 – Convertible Debentures
     As of September 26, 2007, gross proceeds of $1,075,000 were distributed to the Company pursuant to a private placement offering of convertible debentures (the “Debentures”).
     The term of the Debentures is three years at an interest rate of 8% per annum. Upon the maturity date, all principal and interest will be paid in full or converted into common stock of the Company at a conversion price of the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. Holders of the Debentures may elect to convert the Debentures into common stock of the Company at $0.20 per share at any time following the closing date the offering, or September 26, 2007.

     Prior to conversion or repayment of the Debentures, if (i) the Company fails to remain subject to the reporting requirement under the Securities Exchange Act of 1934 for a period of at least 45 consecutive days, (ii) the Company fails to materially comply with the reporting requirements under the Exchange Act for a period of 45 consecutive days, (iii) the Company’s common stock is no longer quoted on the Over the Counter Bulletin Board or listed or quoted on a securities exchange, or (iv) a Change of Control is consummated, the Company will be required upon the election of the holder to redeem the Debentures in an amount equal to 150% of the principal amount of the convertible debenture plus any accrued or unpaid interest.
     The Company determined that the Debenture did not satisfy the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as an anti-dilution provision reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the Debentures. However, the Company has reviewed the requirements of EITF 00-19 and concluded that, the embedded conversion option in the Debenture qualifies for equity classification under EITF 00-19, and thus is not required to be bifurcated from the host contract. The Company also determined that the warrants issued qualify for equity classification under the provisions of SFAS 133 and EITF 00-19.
     The Company has reviewed the terms of the convertible debentures to determine whether there are embedded derivative instruments, other than the conversion option, that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the convertible debentures, including the holder’s right to demand redemption in certain circumstances, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. We have reviewed these embedded derivative instruments to determine whether they should be separated from the convertible debentures. However, at this time, we do not believe that the value of these derivative instrument liabilities is material.
     In accordance with the provisions of APB Opinion No. 14, the Company allocated the proceeds received in this transaction to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. In accordance with EITF Issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the Debenture to the common stock purchase warrants. As a result, the Company allocated $137,490 to the convertible debentures, $415,005 to the common stock warrants, which was recorded in additional paid-in-capital, and $522,505 to the beneficial conversion factor.
     Interest charges associated with the debentures, totaled $1,075 for the three months ended September 30, 2007. A total of $186,789 was paid for commissions and expenses and is being amortized over the term of the Debenture of 36 months.
Note 5 – Stockholders’ Equity
     Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2007 and 2006, stock based compensation of $70,210, and $523,910 respectively, was reflected as an increase to additional paid in capital. Of the $70,210 stock based compensation for the three months ended September 30, 2007, $67,487 was employee related and $2,723 was non-employee related. For the three months ended September 30, 2006, stock based compensation of $517,074 was employee related and $6,836 was non-employee related.
     During the three month period ended September 30, 2006, the Company granted warrants and options to consultants for services rendered, under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” No warrants or options were granted to consultants for services rendered during the three month period ended September 30, 2007.
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering. These warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and may be repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of September 30, 2007, holders of warrants to purchase 2,893,674 shares of our common stock issued in the private placement offering have executed a warrant amendment, and warrants to purchase 2,893,674 shares of our common stock have been repriced to be exercisable at $.30 per share. As of September 30, 2007, warrants to purchase 35,000 shares of our common stock have been exercised at $0.30 per share.
     Effective June 28, 2007, we commenced a private placement offering of up to 300 units to accredited investors to raise between $2,000,000 and $3,000,000 and effective September 18, 2007, we revised certain terms of the offering to, among other things, raise between $1,000,000 and $2,000,000 (“2007 private placement”). The Convertible Debentures are convertible into the Company’s Common Stock at $0.20 per share. At Maturity, we may elect to convert the outstanding Debentures into common stock at the lower $0.20 or the average trading price for the 10 days immediately prior to the maturity date.
     Each unit will include a Convertible Debenture with a principal amount of $10,000 and a warrant to purchase 50,000 shares of common stock at $0.30 per share exercisable for five years after the closing. The Convertible Debentures bear interest at 8% per annum, and have a term of three years. We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital.
     As of September 26, 2007, gross proceeds of $1,075,000 were collected into escrow and net proceeds of $955,807, after payment of commissions and offering costs, were distributed to the Company pursuant to the 2007 private placement.
     If the conversion option embedded in the Convertible Debentures has not been bifurcated, then if the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the Debenture is issued (usually as a result of the allocation of part of the proceeds received to common stock warrants or other instruments), the Company recognizes a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the Debenture. During the three months ended September 30, 2007, the Company recorded beneficial conversion features aggregating $522,505.
     The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method.
     For warrants and option-based derivative instruments, the Company estimates fair value using a Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments which was 4.27%, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock was estimated at 74%, based on a review of the volatility of entities considered by management as most comparable to our business.
     The Company’s articles of incorporation authorize the issuance of preferred shares. However, as of September 30, 2007, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 6 - Stock Option Grants and Warrants
     Stock Option Grants – During the three months ended September 30, 2007, the Company did not grant any options to employees, officers, directors, or SAB members. During the three months ended September 30, 2006, the Company granted options to purchase 605,000 shares of the Company’s stock to employees at a price of $0.76 per share and vesting over three years. These options expire on September 26, 2016 if not exercised earlier. No additional options were granted to directors or consultants during the three months ended September 30, 2006. The Company adopted SFAS 123(R) beginning July 1, 2006 for the quarter ended September 30, 2006.
     Warrants – At September 30, 2007, compensation based warrants to purchase 1,679,516 shares of the Company’s common stock were outstanding. There were no compensation based warrants granted during the three months ended September 30, 2007. There were compensation based warrants to purchase 9,000 shares of the Company’s common stock granted during the three months ended September 30, 2006 at exercise prices ranging between $0.76 and $0.98 with a weighted average exercise price of $0.90 and expiration dates ranging from July 31, 2008 to September 30, 2008.
     At September 30, 2007, investment based warrants to purchase 5,966,866 shares of the Company’s common stock issued during the 2005 private placement were outstanding. Warrants to purchase 35,000 shares of the Company’s common stock were exercised during the three months ended September 30, 2007. As of September 30, 2007, 5,912,500 warrants to purchase the Company’s common stock were granted pursuant to the 2007 Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as the section entitled “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the fiscal year ended June 30, 2007 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.
Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation f/k/a Lifeline Therapeutics, Inc. (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
     At the present time, we sell only a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen with the formulation.
     We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally televised news program, which led to a substantial increase in sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not received continuing similar national news exposure. Protandim® sales totaled $807,324 for the three months ended September 30, 2007.
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
     The primary manufacturing, fulfillment, and shipping components of our business are outsourced to companies we believe possess a high degree of expertise. Through outsourcing, we hope to achieve a more direct correlation between the costs we incur and our level of product sales, versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Outsourcing also helps to minimize our commitment of resources to the human capital required to manage these operational components successfully. Outsourcing also provides additional capacity without significant advance notice and often at an incremental price lower than the unit prices for the base service.
     Our expenditures have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®.

     We began a turn-around strategy in January 2007 to reduce our cash drain by cutting spending and lowering the operational expenses to a more appropriate level. This effort has been successful in slowing down the cash drain of the Company.
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
     We also began to focus on building the sales and re-establishing positive sales momentum. In this regard, we have taken steps that we believe will help to increase sales including entering the direct response TV market. In addition, we also are working on developing and improving investor relations.
Recent Developments
2007 Private Placement
     Effective June 28, 2007, we commenced a private placement offering of up to 300 units to accredited investors to raise between $2,000,000 and $3,000,000. Effective September 18, 2007, we revised certain terms of the offering to, among other things, raise between $1,000,000 and $2,000,000. Each unit includes a Convertible Debenture with a principal amount of $10,000 and a warrant to purchase 50,000 shares of common stock at $0.30 per share exercisable for five years after the closing. The Convertible Debentures are convertible into the Company’s common stock at $0.20 per share. At maturity, the Company may elect to convert any Debentures that remain outstanding into the Company’s common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The Convertible Debentures bear interest at 8% per annum and have a term of three years. We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital.
     As of September 26, 2007, gross proceeds of $1,075,000 were collected into escrow and net proceeds of $955,807, after payment of commissions and offering costs, were distributed to the Company pursuant to the offering. As of October 31, 2007, the Company sold $415,000 or 41.5 units in an additional closing of the offering.
Offer to Re-Price 2005 Private Placement Warrants
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering. These warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and may be repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of September 30, 2007, holders of warrants to purchase 2,893,674 shares of our common stock issued in the private placement offering have executed a warrant amendment, and warrants to purchase 2,893,674 shares of our common stock have been repriced to be exercisable at $.30 per share. As of September 30, 2007, warrants to purchase 35,000 shares of our common stock have been exercised at $0.30 per share.
Departure of Chief Executive Officer
     Effective August 31, 2007, James J. Krejci’s positions as Chief Executive Officer and as Vice Chairman and a member of our Board of Directors terminated. The Company has begun a search for a new Chief Executive Officer, but has not identified Mr. Krejci’s replacement at this time.

Board of Directors
     Effective September 18, 2007, Jack R. Thompson was elected to the Board of Directors of the Company. Mr. Thompson was elected Chairman of the Audit Committee effective September 26, 2007. Mr. Thompson brings 35 years of financial and operational expertise to the Board of Directors and currently serves as director of Russell Funds and director and audit committee chairman of Sparx Asia Funds.
Interim Corporate Management Services
     Effective September 26, 2007, the Company engaged Bolder Venture Partners (“BVP”) to provide full-time on site operations management services with associate Gene Copeland acting as the Company’s Interim Chief Operating Officer. BVP will be providing hands-on development and implementation of effective “Direct to Consumer” marketing programs as well as conducting a search for a new chief executive officer. BVP will provide the Company complete access to its team of associates who have broad experience in the areas of direct to consumer internet marketing, direct response marketing and multiple media consumer campaigns.
U.S. Patent Granted
     The U.S. Patent and Trademark Office granted a patent on the Protandim® formulation effective July 10, 2007. U.S. Patent No. U.S. 7,241,461 was granted to the Company’s subsidiary, LNC.
The Chemins Company
     On August 18, 2007, we were notified that Chemins, the Company’s contract manufacturer, was sold to NexGen Pharma/Anabolic Laboratories (“NexGen”), which has operations in California, Arizona and Missouri. NexGen, which follows strict GMP regulations and is one of the leading contract manufacturers in the country, will continue to provide manufacturing services and expertise to the Company. NexGen will continue to provide services under the terms of the existing agreement.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Sales We generated net sales from the sale of our product, Protandim®, of approximately $807,300 during the three months ended September 30, 2007 and approximately $2,075,500 during the three months ended September 30, 2006.
     The Company began to recognize revenue from its distributor sales, where right of return exited for product sold to the distributor, during the three months ended September 30, 2006. Prior to this, the Company deferred 100% of its distributor revenue where right of return existed. Approximately, $748,000 of the $2,075,500 of net sales during the three months ended September 30, 2006 related to revenue previously deferred in earlier periods.
     Gross Margin Our gross profit percentage for the three month periods ended September 30, 2007 and 2006 was 78% and 82%, respectively. The decrease in margin is due to the recognition of higher margin distributor sales during the three months ended September 30, 2006, associated with the recognition of previously deferred distributor revenue.

     Operating Expenses Total operating expenses for the fiscal three months ended September 30, 2007 were approximately $930,100 as compared to operating expenses of approximately $2,535,600 for the three months ended September 30, 2006. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Cost containment programs initiated during fiscal year 2007 contributed toward the decrease in operating expenses.
     Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $1,032,800 in the three months ended September 30, 2006 to approximately $274,400 in the three months ended September 30, 2007. This decrease was due to cost containment programs and a more targeted approach to marketing and advertising.
     General and Administrative Expenses Our general and administrative expense decreased from approximately $1,407,600 in the three months ended September 30, 2006 to approximately $425,500 in the three months ended September 30, 2007. The decrease is the result of lower stock related compensation and reductions in staff. During the three months ended September 30, 2007, stock related compensation was approximately $70,200 compared to approximately $523,900 during the three months ended September 30, 2006.
     Research and Development Our research and development expenditures increased from $65,700 in the three months ended September 30, 2006 to approximately $190,600 in the three months ended September 30, 2007 as a result of additional research, development, and documentation of the efficacy of Protandim®.
     Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $29,400 during the three months ended September 30, 2006 to approximately $39,500 in the three months ended September 30, 2007. This increase was due to the commencement of amortization of patent costs for the U.S. patent granted on July 10, 2007.
     Net Other Income and Expense We recognized net other income of approximately $1,400 during the three months ended September 30, 2007 as compared to net other income of approximately $15,400 during the three months ended September 30, 2006. This change is largely the result of decreased interest income.
     Net Loss As a result of the cost containment programs described above offset by lower first fiscal quarter 2008 revenue, the Company’s net loss was approximately $(298,700) for the three month period ended September 30, 2007 compared to net loss of approximately $(820,200) for the three month period ended September 30, 2006.
     Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that the Company has sufficient funds to operate our business at its current level through June 30, 2008. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we may incur.

Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.
     At September 30, 2007, our available liquidity was approximately $1,142,900, including available cash and cash equivalents. This represented an increase of approximately $982,100 from the approximately $160,800 in cash and cash equivalents as of June 30, 2007. During the three months ended September 30, 2007, our net cash provided by operating activities was approximately $42,500 as compared to net cash used by operating activities of approximately $(1,092,200) during the three months ended September 30, 2006. The Company’s cash used by operating activities during the three month period ended September 30, 2007 decreased as a result of cost containment programs implemented during third and fourth quarters of fiscal 2007.
     During the three months ended September 30, 2007, our net cash used by investing activities was approximately $27,200, due to the purchase of intangible assets. During the three months ended September 30, 2006, our net cash provided by investing activities was approximately $400,600, primarily due to the sale and redemption of marketable securities available for sale.
     Cash provided by financing activities during the three months ended September 30, 2007 was approximately $966,800, compared to approximately $607,000 during the three months ended September 30, 2006. Cash provided from financing activities during the three month period ended September 30, 2007 was due to proceeds from the 2007 private placement, whereas cash provided from financing activities during the three months ended September 30, 2006 was due to proceeds from margin debt.
     At September 30, 2007, we had working capital (current assets minus current liabilities) of approximately $704,300, compared to working capital of approximately $(46,200) at June 30, 2007. The increase in working capital was due to the proceeds received from the 2007 private placement.
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
     We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our operating expenses accordingly. Cash generated from operations has been insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be dilutive to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations during the later part of fiscal 2007 and the first three months of fiscal 2008 by reducing our advertising budget to promote Protandim®. By terminating our relationships with certain professional service organizations responsible for operations and marketing, and bringing these tasks in-house, we could experience adverse effects on our future financial performance.
     We plan to use the proceeds received from the 2007 private placement offering to expand marketing efforts, scientific studies, intellectual property protection and working capital in effort to grow direct to consumer and retail revenue. Our cash resources, however, may run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to increase revenues as planned, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
     We offer a 30-day, money back unconditional guarantee to all customers. As of September 30, 2007, our September 2007 direct sales shipments of approximately $246,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. The Company also utilizes its return rate experience of 2% of sales to estimate returns on its sales to distributors.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $129,000 on September 30, 2007, compared with approximately $65,000 on September 30, 2006. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of September 30, 2007 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber at our manufacture’s facility.

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
     For retail customers, the Company analyzes its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns.
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
     Derivative instruments In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.
     The identification of, and accounting for, derivative instruments is complex. For options, warrants and any bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Recently Issued Accounting Standards
     We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

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
     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Effective June 28, 2007, we commenced a private placement offering of up to 300 units to accredited investors to raise between $2,000,000 and $3,000,000 and, effective September 18, 2007, we revised certain terms of the offering to, among other things, raise between $1,000,000 and $2,000,000. As of September 26, 2007, gross proceeds of $1,075,000 were collected into escrow and net proceeds of $955,807, after payment of commissions and offering costs, were distributed to the Company pursuant to the offering. As of October 31, 2007, the Company sold $415,000 or 41.5 units in an additional closing of the offering.
     Each $10,000 unit includes a Convertible Debenture with a principal amount of $10,000 and a warrant to purchase 50,000 shares of common stock at $0.30 per share exercisable for five years after the closing. The Debentures are convertible into the Company’s common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The common stock underlying the Convertible Debentures and Warrants are “restricted securities” as defined in Rule 144 under the Securities Act of 1933. As a result, the warrants and securities in the offering are subject to substantial restrictions upon their transfer or resale. Pursuant to the terms of the offering, we have agreed to file a registration statement with regard to these securities within 45 days of the final closing, which occurred on October 31, 2007.
     At September 30, 2007, warrants to purchase 5,912,500 of the Company’s common stock were issued pursuant to the $1,075,000 initial closing.
     During the three months ended September 30, 2007, the Company did not grant any compensation based options or warrants to employees or consultants. During the three months ended September 30, 2006, the Company granted options to purchase 605,000 shares of the Company’s common stock to certain employees. The options are exercisable for common stock at an exercise price of $0.76 per share. For these compensatory options, there was no underwriter involved in the transactions, and the options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION
Date: November 19, 2007	/s/ James D. Crapo
James D. Crapo
(Interim Principal Executive Officer)

Date: November 19, 2007	/s/ Bradford K. Amman
Bradford K. Amman
Director of Finance, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002