Form 10QSB
period 2007-12-31
Lifevantage Corp
filed 2008-02-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission file number 000-30489
LIFEVANTAGE CORPORATION

(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes   ☐          No   ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of January 31, 2008 was 22,418,034.
Transitional Small Business Disclosure Format (check one): Yes   ☐          No   ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Report on Form 10-QSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2007

	(Unaudited)	(Audited)
	December 31, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$142,036	$160,760
Marketable securities, available for sale	1,475,000	—
Accounts receivable, net	151,567	398,463
Inventory	34,943	27,834
Deferred expenses	71,025	117,807
Deposit with manufacturer	329,236	388,791
Prepaid expenses	95,019	60,175

Total current assets	2,298,826	1,153,830

Property and equipment, net	80,036	108,915
Intangible assets, net	2,295,109	2,311,110
Deferred debt offering costs, net	236,089	—
Deposits	93,588	340,440

TOTAL ASSETS	$5,003,648	$3,914,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$187,778	$148,699
Accrued expenses	488,887	230,811
Deferred revenue	507,450	818,250
Capital lease obligations, current portion	2,037	2,301

Total current liabilities	1,186,152	1,200,061

Long-term liabilities
Capital lease obligations, net of current portion	—	846
Convertible debt	221,193	—

Total liabilities	1,407,345	1,200,907
Commitments and Contingencies	—	—
Stockholders’ equity
Preferred stock, par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.001, 250,000,000 shares authorized; 22,378,034 and 22,268,034 issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	22,378	22,268
Additional paid-in capital	16,978,325	15,395,037
Accumulated (deficit)	(13,404,400)	(12,703,917)

Total stockholders’ equity	3,596,303	2,713,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,003,648	$3,914,295

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Sales, net	$796,409	$1,136,763	$1,603,733	$3,212,244

Cost of sales	186,019	249,164	363,322	624,715

Gross profit	610,390	887,599	1,240,411	2,587,529

Operating expenses:
Marketing and customer service	388,673	1,068,185	663,121	2,101,000
General and administrative	478,982	1,392,320	904,522	2,799,946
Research and development	28,259	72,653	218,889	138,336
Depreciation and amortization	59,394	30,582	98,885	60,014
Loss on disposal of assets	—	93,854	—	93,854

Total operating expenses	955,308	2,657,594	1,885,417	5,193,150

Operating loss	(344,918)	(1,769,995)	(645,006)	(2,605,621)

Other income and (expense):
Interest income (expense), net	(56,861)	5,155	(55,477)	30,707
Other	—	(166)	—	(10,301)

Net other income (expense)	(56,861)	4,989	(55,477)	20,406

Net loss	$(401,779)	$(1,765,006)	$(700,483)	$(2,585,215)

Net loss per share, basic and diluted	($0.02)	($0.08)	($0.03)	($0.12)

Weighted average shares outstanding, basic and fully diluted	22,316,893	22,118,034	22,292,463	22,118,034

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(700,483)	$(2,585,215)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	98,885	60,014
Loss on disposition	—	93,854
Stock based compensation to employees	130,799	—
Stock based compensation to non-employees	31,791	1,033,002
Changes in operating assets and liabilities:
Decrease/(increase)in accounts receivable	246,896	(278,861)
(Increase) in inventory	(7,109)	(9,599)
Decrease in deposits to manufacturer	59,555	105,865
(Increase)/decrease in prepaid expenses	(34,844)	80,925
Decrease/(increase) in other assets	246,852	(8,819)
Increase/(decrease) in accounts payable	10,189	(166,045)
Increase/(decrease) in interest payable	28,890	—
Increase in accrued expenses	258,076	8,177
(Decrease) in deferred revenue	(310,800)	(363,547)
Decrease in deferred expenses	46,782	40,907

Net Cash Provided (Used) by Operating Activities	105,479	(1,989,342)

Cash Flows from Investing Activities:
Redemption of marketable securities	50,000	1,248,612
(Purchase) of marketable securities	(1,525,000)	—
Purchase of intangible assets	(33,405)	(93,738)
Purchase of equipment	(122)	(50,235)

Net Cash (Used) Provided by Investing Activities	(1,508,527)	1,104,639

Cash Flows from Financing Activities:
Proceeds from margin debt	—	1,731,754
Repayment on margin debt	—	(948,172)
Capitalized Interest expense	46,939	—
Principal payments under capital lease obligation	(1,110)	(956)
Issuance of common stock	10,575	—
Private Placement fees	(162,080)	—
Proceeds from issuance of private placement of convertible debentures and warrants	1,490,000	—

Net Cash Provided by Financing Activities	1,384,324	782,626

Increase/(decrease) in cash	(18,724)	(102,077)
Cash and Cash Equivalents — beginning of period	160,760	228,112

Cash and Cash Equivalents — end of period	$142,036	$126,035

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$94,488	$—
Acquisition of asset through capital lease	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB.
Note 1 — Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of December 31, 2007, and the results of operations for the three and six month periods ended December 31, 2007 and 2006 and the cash flows for the six month periods ended December 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
     The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2007 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2007, and included in the Annual Report on Form 10-KSB on file with the SEC.
     On September 26, and October 31, 2007 the Company issued debentures convertible into the Company’s common stock in a private placement offering. The net proceeds received by the Company from the offering of $1,327,920 will be used to expand marketing efforts, scientific studies and intellectual property protection, as well as to provide the Company with additional working capital. The funding significantly improves the Company’s liquidity position from June 30, 2007 levels and allows the Company to pursue plans for generating additional revenue while containing cash outflow. However, there can be no assurance that revenue generation and cost containment measures will result in positive cash flow.
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
Revenue Recognition
     The Company ships the majority of its product sales directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not refund direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 2% of sales. As of December 31, 2007 and June 30, 2007, the Company’s reserve balance for returns and allowances was approximately $143,000 and $113,000, respectively.
     For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
     In July 2005, we entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim®, pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, beginning July 1, 2006, the Company recognizes revenue associated with sales to GNC when the product is sold by GNC with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
     In July 2006, LifeVantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. One-half of the payment for all orders was withheld by CVS until certain sell-through parameters were met. Since inception of the agreement, CVS withheld approximately $358,000. The Company did not have sufficient history with CVS to reasonably estimate the sell-through of Protandim® within the CVS store network, and accordingly consistent with the terms of the agreement, 50 percent of the revenue and related cost under the agreement with CVS was deferred. During the three months ended December 31, 2007, the Company began discussions with CVS for the return of some of the product in CVS stores that had not been sold. The Company granted a return authorization to CVS for the return of bottles of Protandim® until January 31, 2008. As of December 31, 2007, no bottles were shipped from CVS to LifeVantage. However, it is anticipated that a sufficient number of bottles will be returned to completely offset the Company’s current receivable from CVS. Accordingly, deferred revenue and the CVS receivable were reversed as of December 31, 2007.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the six months ended December 31, 2007 including the impact of the reversal of the CVS deferred revenue and receivable:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2007	$818,250	$117,807

Additions to deferred revenue / expense for the three months ended September 30, 2007	120,810	19,770

Recognition of revenue due to retail sell-through in the three months ended September 30, 2007	(142,770)	(23,324)

Deferred revenue and expense as of September 30, 2007	$796,290	$114,253

Additions to deferred revenue / expense for the three months ended December 31, 2007	154,260	25,510

Reduction of deferred revenue from product return	(303,300)	(45,899)

Recognition of revenue due to retail sell-through in the three months ended December 31, 2007	(139,800)	(22,839)

Deferred revenue / expenses as of December 31, 2007	$507,450	$71,025

Accounts Receivable
     The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had two national retail distributors, GNC and CVS, and several regional natural products distributors as of December 31, 2007. Based on the current aging of accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
     For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales as of December 31, 2007. For direct sales, there is no bad debt expense for the three month period ended December 31, 2007.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the product manufacturer can be terminated by either party with 90 days prior written notice. As of December 31, 2007 and June 30, 2007, inventory consisted of:

	December 31, 2007	June 30, 2007
Finished goods	$16,106	$10,947
Packaging supplies	18,837	16,887

Total inventory	$34,943	$27,834

Earnings per share
     Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 30.5 million potential common share equivalents issuable pursuant to convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended December 31, 2007 and 2006, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Goodwill and Other Intangible Assets
     The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
     When the Company purchased the remaining interest in the Company’s subsidiary, LNC, on March 10, 2005, the primary purpose was to secure the Company’s intellectual property, i.e. patents, patent applications and know how. As a result, the $2,000,000 purchase price was allocated to patent costs.
     In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the subsequent costs of applying for patents are also capitalized and, once the patent is granted, the costs are amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. One of the Company’s three U.S. Patent applications was granted on July 10, 2007 and the remaining patent applications are pending. The Company began amortization of the granted patent during the three months ended September 30, 2007.
     As of December 31, 2007 and June 30, 2007, intangible assets consisted of:

	December 31,	June 30,
	2007	2007
Patent costs	$2,230,745	$2,203,659
Trademark costs	113,768	107,451
Amortization of patents & trademarks	(49,404)	—

Intangible assets, net	$2,295,109	$2,311,110

Stock-Based Compensation
     The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment”, for all options and warrants issued to employees and directors during the first quarter ended September 30, 2006.

     In an effort to advance the interests of the Company and its shareholders, the Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”) to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase 4,649,321 shares have been granted pursuant to the Plan to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.47 per share, vesting over one to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of December 31, 2007, net of expirations, totals awards to purchase 1,437,935 shares of the Company’s common stock.
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
     In certain circumstances, the Company issued common stock for invoiced services, to pay creditors and in other similar situations. In accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
     Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2007 and 2006 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the three and six month periods ended December 31, 2007:
1.	risk-free interest rate of between 3.84 and 4.26 percent in the three and six month period ended December 31, 2007, respectively;

2.	dividend yield of -0- percent;

3.	expected life of 2 - 6 years in fiscal 2007; and

4.	a volatility factor of the expected market price of the Company’s common stock of 74 percent for the three and six month periods ended December 31, 2007.
     Because of the limited historical trading period of our common stock, the expected volatility of our common stock was estimated at 74 percent, based on a review of the volatility of entities considered by management as most comparable to our business.
Derivative financial instruments
     We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
     We analyze convertible debentures under the guidance provided by EITF Issues 00-19 and 05-02 and review the appropriate classification under the provisions of SFAS 133 and EITF Issue 00-19.
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
     Certain instruments, including convertible debt and equity instruments and the freestanding warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential penalties are accounted for in accordance with SFAS No. 5, Accounting for Contingencies.
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
     When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board (“APB”) Opinion No. 14, to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
Reclassification
     Certain prior period amounts have been reclassified to comply with current period presentation.
Effect of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired, and a establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial statements.
Note 3 —Accounting for Intellectual Property
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
Note 4 — Convertible Debentures
     On September 26 and October 31, 2007, the Company issued convertible debentures in a private placement offering. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date.
     The Convertible Debentures bear interest at 8% per annum and have a term of three years.
     Gross proceeds of $1,490,000, were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $.30 per share in the private placement offering.
     Prior to conversion or repayment of the convertible debentures, if (i) the Company fails to remain subject to the reporting requirements under the Exchange Act for a period of at least 45 consecutive days, (ii) the Company fails to materially comply with the reporting requirements under the Exchange Act for a period of 45 consecutive days, (iii) the Company’s common stock is no longer quoted on the Over the Counter Bulletin Board or listed or quoted on a securities exchange, or (iv) a

Change of Control (as defined in the convertible debentures) is consummated, the Company will be required upon the election of the holder to redeem the convertible debentures in an amount equal to 150 percent of the principal amount of the convertible debenture plus any accrued or unpaid interest.
     The Company determined that the convertible debentures did not satisfy the definition of a conventional convertible instrument under the guidance provided in EITF Issues 00-19 and 05-02, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures. However, the Company has reviewed the requirements of EITF Issue 00-19 and concluded that the embedded conversion option in the convertible debentures qualifies for equity classification under EITF Issue 00-19, and thus, is not required to be bifurcated from the host contract. The Company also determined that the warrants issued in the private placement offering qualify for equity classification under the provisions of SFAS 133 and EITF Issue 00-19.
     In addition, the Company has reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the convertible debentures, including the holder’s right to demand redemption in certain circumstances, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. We have reviewed these embedded derivative instruments to determine whether they should be separated from the convertible debentures. However, at this time, we do not believe that the value of these derivative instrument liabilities is material.
     In accordance with the provisions of APB Opinion No. 14, the Company allocated the proceeds received in this transaction to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. In accordance with EITF Issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. As a result, the Company allocated $174,255 to the convertible debentures, $578,185 to the common stock warrants, which was recorded in additional paid-in-capital, and $737,560 to the beneficial conversion feature. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and to any beneficial conversion feature is amortized over the period to the due date of each convertible debenture, using the effective interest method.
     Effective interest associated with the convertible debentures totaled $45,863 and $46,938 for the three and six months ended December 31, 2007, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the private placement offering and is being amortized over the term of the convertible debentures.
Note 5 — Stockholders’ Equity
     Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2007, stock based compensation of $76,705 and $146,915 respectively, was reflected as an increase to additional paid in capital three and six months ended December 31, 2007. Of the $76,705 stock based compensation for the three months ended December 31, 2007, $47,637 was employee related and $29,068 was non-employee related. For the six months ended December 31, 2007 stock based compensation of $115,124 was employee related and $31,791 was non-employee related.
     During the three and six month periods ended December 31, 2007, the Company granted warrants and options to consultants for services rendered, under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” A warrant to purchase 1,200,000 shares of the company’s common stock was granted to Bolder Venture Partners for management consulting services rendered to the Company during the three and six month periods ended December 31, 2007.
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering. These warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of December 31, 2007, holders of warrants to purchase 3,004,524 shares of our common stock issued in the private placement offering executed a warrant amendment, and warrants to purchase 3,004,524 shares of our common stock have been repriced to be exercisable at $0.30 per share. As of December 31, 2007, warrants to purchase 35,000 shares of our common stock have been exercised at $0.30 per share.
     The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2007, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as the Financial Statements and related notes in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those contained in such forward-looking statements.
Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
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
     We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. In June 2005, the Company and Protandim® were discussed on a nationally televised news program on ABC’s Primetime, which led to a substantial increase in sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not been successful in developing a marketing message that has resonated with the target audience and has had as significant an impact as Primetime. Protandim® sales totaled $796,409 and $1,603,733 for the three and six month periods ended December 31, 2007.
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
     We also began to focus on building the sales and re-establishing positive sales momentum. In this regard, we have taken steps that we believe will help to increase sales including entering the direct response TV market. In addition, we also are working on developing and improving investor relations and in January 2008, we hired a new Chief Executive Officer with significant industry experience.

Recent Developments
Hiring of Chief Executive Officer
     The Company hired David Brown as its new President and Chief Executive Officer effective January 10, 2008. Mr. Brown has vast nutraceutical experience and was most recently the Managing Director and Co-Founder of Nutrition Business Advisors, a firm founded in 2003 to provide strategic consulting services, capital raising and full-service business development focused on the $130 billion Global Nutrition Industry. Prior to co-founding Nutrition Business Advisors, Mr. Brown was President and Chief Executive Officer of Metabolife International. From 1994 to 2000, Mr. Brown served as the President of Natural Balance, Inc., a Colorado-based dietary supplement company. Mr. Brown began his career as a corporate attorney, serving at the law firm of Ballard, Spahr, Andrews & Ingersoll in 1994 and Kindel & Anderson from 1991 to 1994. Mr. Brown holds a Juris Doctorate from Cornell University and a Bachelors of Arts from Brigham Young University.
     In connection with his appointment as President and Chief Executive Officer, Mr. Brown entered into an Employment Agreement with the Company effective January 10, 2008.
Changes in Certifying Accountant
     The Company dismissed Gordon, Hughes & Banks, LLP as the Company’s independent registered public accounting firm effective as of January 30, 2008. The Company appointed Ehrhardt, Keefe, Steiner & Hottman PC on January 30, 2008 as its independent registered public accounting firm beginning for the three months ended December 31, 2007, for the fiscal year ending June 30, 2008. The decision to change accountants was recommended and approved by the Company’s Board of Directors and its Audit Committee on January 30, 2008.
2007 Private Placement
     On September 26 and October 31, 2007, the Company issued convertible debentures in a private placement offering. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The Convertible Debentures bear interest at 8% per annum, and have a term of three years. Gross proceeds of $1,490,000, were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $.30 per share in the private placement offering.
     We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital.
Registration Statement
     On December 17, 2007, the Company filed a registration statement on Form SB-2 for the resale of shares of the Company’s common stock underlying the convertible debentures and warrants issued in the Company’s private placement offering and for certain consulting services to the Company, by the holders of those convertible debentures and warrants. On January 11, 2008, the SEC requested additional information with respect to the registration statement. The Company is in process of responding to the SEC’s inquiry.
Interim Corporate Management Services
     Effective September 28, 2007, the Company engaged Bolder Venture Partners (“BVP”) to provide full-time on site operations management services with associate Gene Copeland acting as the Company’s Interim Chief Operating Officer. Under the consulting arrangement, BVP provides hands-on development and implementation of effective “Direct to Consumer” marketing programs and assisted in the search for and hiring of the Company’s new Chief Executive Officer. BVP also provides the Company complete access to its team of associates who have broad experience in the areas of direct to consumer internet marketing, direct response marketing and multiple media consumer campaigns.
Re-Pricing of 2005 Private Placement Warrants
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering. These warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of December 31, 2007, holders of warrants to purchase 3,004,524 shares of our common stock issued in the private placement offering executed a warrant amendment, and warrants to purchase 3,004,524 shares of our common stock have been repriced to be exercisable at $0.30 per share. As of December 31, 2007, warrants to purchase 35,000 shares of our common stock have been exercised at $0.30 per share.
Three and Six Months Ended December 31, 2007 Compared to Three and Six Months Ended December 31, 2006
Sales We generated revenues of approximately $796,400 during the three months ended December 31, 2007 and approximately $1,137,000 during the same period of the prior fiscal year. For the three month periods ended December 31, 2007 and 2006, cost of sales was approximately $186,000 and $249,000 resulting in a gross profit of approximately $610,000 and $888,000, respectively. We generated revenues of approximately $1,604,000 during the six months ended December 31, 2007 and approximately $3,212,000 during the same period of the prior fiscal year. For the six month periods ended December 31, 2007 and 2006, cost of sales was approximately $363,000 and $625,000, resulting in a gross profit of approximately $1,240,000 and $2,588,000, respectively. A nationally televised news program in June 2005 on ABC’s Primetime, led to substantial sales. However, we have not been successful in developing a marketing message that has received results as significant as those received from the exposure received on Primetime, and accordingly, sales and gross profit have declined in subsequent periods.
Gross Margin Our gross profit percentage for the three month periods ended December 31, 2007 and 2006 was 77% and 78%, respectively. Our gross profit percentage for the six month periods ended December 31, 2007 and 2006 was 77% and 81%, respectively. The decrease in margin for the three and six months ended December 31, 2007 is due to price incentives to obtain customers during the period.
Operating Expenses Total operating expenses reported during the three month period ended December 31, 2007 were approximately $955,000 as compared to operating expenses of approximately $2,658,000 during the three month period ended December 31, 2006. Operating expenses decreased approximately

$1,703,000, primarily due to reduction in staff and other cost containment measures taken. Total operating expenses reported during the six month period ended December 31, 2007 were approximately $1,885,000 as compared to operating expenses of approximately $5,193,000 during the six month period ended December 31, 2006. Operating expenses decreased approximately $3,308,000 due to the cost containment programs initiated beginning third quarter of fiscal year 2007.
Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $1,068,000 in the three months ended December 31, 2006 to approximately $389,000 in the three months ended December 31, 2007. Marketing and customer service expense also decreased from approximately $2,101,000 in the six months ended December 31, 2006 to $663,000 in the six months ended December 31, 2007. This decrease was due to cost containment programs and a more targeted approach to marketing, advertising and public relations in the three and six months ended December 31, 2007.
General and Administrative Expenses Our general and administrative expense decreased from approximately $1,392,000 in the three months ended December 31, 2006 to approximately $479,000 in the three months ended December 31, 2007. General and administrative expense also decreased from approximately $2,800,000 in the six months ended December 31, 2006 to approximately $905,000 in the six months ended December 31, 2007. The decrease resulted from the reduction in staff and associated expenses including stock related expenditures. During the three months ended December 31, 2007, stock related compensation was approximately $76,700 compared to approximately $509,000 during the three months ended December 31, 2006. During the six months ended December 31, 2007, stock related compensation was approximately $147,000 compared to approximately $1,033,000 during the six months ended December 31, 2006.
Research and Development Our research and development expenditures decreased in the three months ended December 31, 2007 to approximately $28,000 from approximately $73,000 for the three months ended December 31, 2006. For the six months ended December 31, 2007, our research and development expenditures increased to approximately $219,000 from approximately $138,000 as a result of research, development, and documentation of the efficacy of Protandim®.
Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $31,000 during the three months ended December 31, 2006 to approximately $59,000 in the three months ended December 31, 2007. Depreciation and amortization expense increased from approximately $60,000 during the six months ended December 31, 2006 to approximately $99,000 in the six months ended December 31, 2007. The increase is due to the amortization of patents and trademarks commencing during the fiscal year 2007 as a result of the July 10, 2007 patent grant.
Loss on Disposal of Assets The loss on disposal of assets is the result of a loss recognized from the Company’s complete disposition and replacement of its legacy e-commerce shopping cart system during the three and six month periods ended December 31, 2006. No similar loss was incurred during the three or six month periods ended December 31, 2007.
Net Other Income and Expense We recognized net other expense of approximately $57,000 in the three months ended December 31, 2007 as compared to net other income of approximately $5,000 in the three months ended December 31, 2006. During the six months ended December 31, 2007, the Company recognized net other expense of approximately $55,000 as compared to net other income of approximately $20,000 during the six months ended December 31, 2006. The increase in expense is the result of interest expense related to the convertible debentures issued during the six month period ended December 31, 2007.
Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $402,000 for the three month period ended December 31, 2007 compared to a net loss of approximately $1,765,000 for the three month period ended December 31, 2006. For the six months ended December 31, 2007 and 2006, the Company’s net loss was approximately $700,000 and $2,585,000, respectively. The period over period reduction in loss was due to the expense savings offset by a reduction in revenue.
     Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that LifeVantage has sufficient funds to allow us to continue our planned marketing efforts and the manufacturing and sale of Protandim® through December 31, 2008. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than our expenses incurred. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the cost of manufacturing and distributing the product, the cost of marketing and advertising, and other costs, including corporate overhead, which we may incur.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product.
     At December 31, 2007, our available cash and marketable securities were approximately $1,617,000. This represents an increase of approximately $1,456,000 from the approximately $161,000 in cash and cash equivalents as of June 30, 2007. During the six months ended December 31, 2007, our net cash provided by operating activities was approximately $105,000 as compared to net cash used by operating activities of approximately $1,989,000 during the six months ended December 31, 2006. The Company’s cash provided by operating activities for the six months ended December 31, 2007 is due primarily to the return of deposits held by third parties and stock based compensation expense offset against the operating loss.
     During the six months ended December 31, 2007, our net cash used by investing activities was approximately $1,509,000 which was primarily due to the purchase of available-for-sale marketable securities, compared to cash provided by investment activities of $1,105,000 for the six months ended December 31, 2006, which was primarily due to the sale and redemption of available-for-sale marketable securities.
     Cash provided by financing activities during the six months ended December 31, 2007 was approximately $1,384,000, compared to approximately $783,000 during the six months ended December 31, 2006. Cash provided from financing activities during the six month period ended December 31, 2007 was due to the private placement in September 2007 and October 2007.
     At December 31, 2007, we had working capital (current assets minus current liabilities) of approximately $1,113,000, compared to working capital of approximately $(46,000) at June 30, 2007. The increase in working capital was due to the proceeds received from the sale of convertible debentures in our 2007 private placement offering and the return of certain merchant credit card deposits and a legal retainer during the six months ended December 31, 2007.
     On September 26 and October 31, 2007 the Company issued convertible debentures in a private placement offering, which resulted in net proceeds received by the Company of approximately $1,328,000. Based on the cost reduction initiatives that we have undertaken to conserve our cash resources and the net proceeds received by the Company on September 26, 2007 and October 31, 2007, we currently anticipate that our cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least December 31, 2008.

     We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our cash operating expenses accordingly. Cash generated from operations has been insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be dilutive to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations during the later part of fiscal 2007 and the first six months of fiscal 2008 by reducing our advertising budget to promote Protandim®. By terminating our relationships with certain professional service organizations responsible for operations and marketing, and bringing these tasks in-house, we could experience adverse effects on our future financial performance.
     We plan to use the proceeds received from the 2007 private placement offering to expand marketing efforts, scientific studies, intellectual property protection and working capital in effort to grow direct to consumer and retail revenue. However, our cash resources may run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to increase revenues as planned, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
     We offer a 30-day, money back unconditional guarantee to all customers. As of December 31, 2007, our December 2007 direct sales shipments of approximately $224,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. The Company also utilizes its return rate experience of 2% of sales to estimate returns on its sales to distributors.

     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $143,000 on December 31, 2007, compared with approximately $113,000 on June 30, 2007. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of December 31, 2007 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber at our manufacture’s facility.
     Revenue Recognition We ship the majority of our product by United Parcel Service (“UPS”) and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on direct sales orders placed by customers. After 30 days, we do not refund customers for returned product. We have experienced monthly returns on direct sales orders approximating less than 2% of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped by UPS and title and risk of loss passes to the customer.
     For retail customers, the Company analyzes its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns.
     We entered into an agreement with GNC for the sale of Protandim® beginning in July 2005, pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to GNC when the product is sold by GNC with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
     In July 2006, LifeVantage entered into an agreement with CVS for the sale of Protandim® throughout the CVS store network. Among the terms of the agreement, one-half of the payment for all orders was withheld by CVS until certain sell-through parameters were met. Since inception of the agreement, CVS has withheld approximately $358,000. The Company granted a return authorization to CVS for the return of bottles of Protandim® until January 31, 2008. As of December 31, 2007, no bottles were shipped from CVS to LifeVantage. However, it is anticipated that a sufficient number of bottles will be returned to completely offset the Company’s current receivable from CVS.
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
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and a establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial statements.

Item 3. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. As of the end of the period covered by this report on Form 10-QSB, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
2007 Private Placement
     On September 26 and October 31, 2007, the Company issued convertible debentures in a private placement offering. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The Convertible Debentures bear interest at 8% per annum, and have a term of three years. Gross proceeds of $1,490,000, were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $.30 per share in the private placement offering.
     We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital.
BVP Warrant
     On November 13, 2007, the Company issued a warrant to purchase 1,200,000 shares of the Company’s common stock to BVP as consideration for management consulting services provided to the Company by BVP pursuant to a consulting agreement effective September 28, 2007.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Shareholders was held on November 30, 2007. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of shareholders and until their respective successors have been elected and qualified:

Nominee	Votes in Favor	Withheld

Dr. James D. Crapo	13,974,657	2,095,155
Dr. Joe M. McCord	15,281,760	788,052
Jack R. Thompson	13,995,868	2,073,944
     Our shareholders ratified the appointment of Gordon, Hughes & Banks, LLP, an independent registered certified public accounting firm, as our independent auditor for the fiscal year ending June 30, 2008:

Votes in Favor	Opposed	Abstained	Broker Non-Votes
15,838,078	195,245	36,489	0
Item 5. Other Information.
     None.
Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION
Date: February 14, 2008	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2008	/s/ Bradford K. Amman
Bradford K. Amman
Director of Finance, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002