Form 10QSB
period 2008-03-31
Lifevantage Corp
filed 2008-05-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2008 was 24,346,117
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our limited operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against the company;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets or other adverse effects to our business and financial position;

•
Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results; and

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 6 of Part II of our report on Form 10-KSB for the year ended June 30, 2007.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and June 30, 2007

	(Unaudited)	(Audited)
	March 31, 2008	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$187,229	$160,760
Marketable securities, available for sale	1,375,000	—
Accounts receivable, net	127,158	398,463
Inventory	104,833	27,834
Deferred expenses	73,204	117,807
Deposit with manufacturer	306,084	388,791
Prepaid expenses	112,229	60,175

Total current assets	2,285,737	1,153,830

Long-term assets
Property and equipment, net	76,848	108,915
Intangible assets, net	2,281,653	2,311,110
Deferred debt offering costs, net	214,806	—
Deposits	61,144	340,440

TOTAL ASSETS	$4,920,188	$3,914,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$252,807	$148,699
Accrued expenses	379,134	230,811
Deferred revenue	519,030	818,250
Capital lease obligations, current portion	1,453	2,301
Revolving line of credit and accrued interest	250,379	—

Total current liabilities	1,402,803	1,200,061
Long-term liabilities
Capital lease obligations, net of current portion	—	846
Convertible debt, net of discount	275,513	—

Total liabilities	1,678,316	1,200,907
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.001, 250,000,000 shares authorized; 22,613,488 and 22,268,034 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	22,613	22,268
Additional paid-in capital	17,228,317	15,395,037
Accumulated deficit	(14,009,058)	(12,703,917)

Total stockholders’ equity	3,241,872	2,713,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,920,188	$3,914,295

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales, net	$783,946	$995,274	$2,387,677	$4,207,518
Cost of sales	174,890	213,529	538,212	838,244

Gross profit	609,056	781,745	1,849,465	3,369,274

Operating expenses:
Marketing and customer service	357,990	504,616	1,021,111	2,605,616
General and administrative	702,404	806,878	1,606,926	3,606,824
Research and development	25,045	57,318	243,934	195,654
Depreciation and amortization	60,865	16,622	159,750	76,636
Loss on disposal of assets	—	—	—	95,654

Total operating expenses	1,146,304	1,385,434	3,031,721	6,580,384

Operating loss	(537,248)	(603,689)	(1,182,256)	(3,211,110)

Other (expense) and income:
Interest (expense) income	(67,408)	15,403	(122,885)	46,110
Other income (expense)	—	5,953	—	(2,547)

Net other (expense) income	(67,408)	21,356	(122,885)	43,563

Net loss	$(604,656)	$(582,333)	$(1,305,141)	$(3,167,547)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.14)

Weighted average shares outstanding, basic and fully diluted	22,464,168	22,118,034	22,349,282	22,118,034

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(1,305,141)	$(3,167,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,750	76,636
Loss on disposition of assets	—	95,654
Stock based compensation to employees	243,324	1,109,869
Stock based compensation to non-employees	129,582	34,700
Non-cash interest expense from convertible debentures	101,258	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	271,305	(282,024)
(Increase)/decrease in inventory	(76,999)	945
Decrease in deposits to manufacturer	82,707	140,389
(Increase)/decrease in prepaid expenses	(52,054)	203,515
Decrease/(increase) in other assets	279,296	(3,819)
Increase/(decrease) in accounts payable	104,108	(280,429)
Increase in accrued expenses	148,323	4,611
(Decrease) in deferred revenue	(299,220)	(341,992)
Decrease in deferred expenses	44,603	37,866

Net Cash (Used) in Operating Activities	(169,158)	(2,371,626)

Cash Flows (Used) in/Provided by Investing Activities:
Redemption of marketable securities	150,000	3,064,180
(Purchase) of marketable securities	(1,525,000)	—
(Purchase) of intangible assets	(44,656)	(136,781)
(Purchase) of equipment	(11,808)	(57,916)

Net Cash (Used) in/Provided by Investing Activities	(1,431,464)	2,869,483

Cash Flows from Financing Activities:
Proceeds from revolving line of credit	250,379	2,093,101
Repayment of margin debt	—	(2,093,101)
Issuance of common stock	50,486	—
Private placement fees	(162,080)	—
Proceeds from issuance of private placement of convertible debentures and warrants	1,490,000	—
Principal payments under capital lease obligation	(1,694)	(1,461)

Net Cash Provided by/(Used) in Financing Activities	1,627,091	(1,461)

Increase in Cash and Cash Equivalents	26,469	496,396
Cash and Cash Equivalents — beginning of period	160,760	228,112

Cash and Cash Equivalents — end of period	$187,229	$724,508

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$94,488	—

Cash Paid for Interest Expense	$59,021	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB.
Note 1 — Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2008, and the results of operations for the three and nine month periods ended March 31, 2008 and 2007 and the cash flows for the nine month periods ended March 31, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Note 2 — Summary of Significant Accounting Policies:
Consolidation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Revenue Recognition
The Company ships the majority of its product directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct customer return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 2 percent of sales. As of March 31, 2008 and June 30, 2007, the Company’s reserve balance for returns and allowances was approximately $156,000 and $113,000, respectively.

For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
In July 2005, LifeVantage entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim® pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, beginning July 1, 2006, the Company recognizes revenue associated with sales to GNC when the product is sold by GNC with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
In July 2006, LifeVantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. During the three months ended March 31, 2008, the Company agreed to accept, pursuant to a return authorization, a portion of the product from CVS stores that had not been sold through this retail channel. As of March 31, 2008, sufficient bottles were received from CVS to offset the receivable from CVS and both parties agreed to waive any further obligations from the other party and the supply arrangement was terminated.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the nine months ended March 31, 2008, including the impact of the reversal of the CVS deferred revenue and receivable:

	Deferred Revenue	Deferred Expense

Deferred revenue and expense as of June 30, 2007	$818,250	$117,807

Additions to deferred revenue / expense for the three months ended September 30, 2007	120,810	19,770

Recognition of revenue due to retail sell-through in the three months ended September 30, 2007	(142,770)	(23,324)

Deferred revenue and expense as of September 30, 2007	$796,290	$114,253

Additions to deferred revenue / expense for the three months ended December 31, 2007	154,260	25,510

Reduction of deferred revenue from product return	(303,300)	(45,899)

Recognition of revenue due to retail sell-through in the three months ended December 31, 2007	(139,800)	(22,839)

Deferred revenue / expenses as of December 31, 2007	$507,450	$71,025

Additions to deferred revenue / expense for the three months ended March 31, 2008	148,590	24,562

Recognition of revenue due to retail sell-through in the three months ended March 31, 2008	(137,010)	(22,383)

Deferred revenue / expenses as of March 31, 2008	$519,030	$73,204

Accounts Receivable
The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had one national retail distributor, GNC, and several regional natural products distributors as of March 31, 2008. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct sales as of March 31, 2008. For direct sales, there is no bad debt expense for the three or nine month periods ended March 31, 2008.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The Company’s contract with the product manufacturer can be terminated by either party with 90 days prior written notice. As of March 31, 2008 and June 30, 2007, inventory consisted of:

	March 31, 2008	June 30, 2007
Finished goods	$87,116	$10,947
Packaging supplies	17,717	16,887

Total inventory	$104,833	$27,834

Earnings per share
Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 30.7 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended March 31, 2008 and 2007, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.

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
As of March 31, 2008 and June 30, 2007, intangible assets consisted of:

	March 31, 2008	June 30, 2007
Patent costs	$2,237,433	$2,203,659
Trademark costs	118,331	107,451
Amortization of patents & trademarks	(74,111)	—

Intangible assets, net	$2,281,653	$2,311,110

Stock-Based Compensation
The Company adopted the modified prospective application of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), for all options and warrants issued to employees and directors during the first quarter ended September 30, 2006.
In an effort to advance the interests of the Company and its shareholders, the Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.47 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of March 31, 2008, net of awards expired, is for the purchase of 3,344,365 shares of the Company’s common stock.
Options granted prior to November 21, 2006, the effective date of the Plan, were terminated and new options on substantially identical terms and provisions (i.e., identical number of underlying shares, exercise price, vesting schedule, and expiration date as the original options) were granted under the Plan. As no modifications to the terms and provisions of the previously granted options occurred, the Company accounted for the related compensation expense under SFAS 123(R) as it did prior to the effective date of the Plan.

In certain circumstances, the Company issued common stock for invoiced services, to pay creditors and in other similar situations. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2008 and 2007 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the three and nine month periods ended March 31, 2008:
1.	risk-free interest rate of between 2.80 and 3.91 percent in the three month period ended March 31, 2008 and between 2.80 and 4.26 percent in the nine month period ended March 31, 2008;

2.	dividend yield of -0- percent;

3.	expected life of 5 — 6 years in fiscal 2008; and

4.	a volatility factor of the expected market price of the Company’s common stock of 74 percent for the three and nine month periods ended March 31, 2008.
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
Certain instruments, including convertible debt and equity instruments and the freestanding warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential penalties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies".
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
Effect of New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Number 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.
SFAS 161 was issued to address concern that the existing disclosure requirements in FASB Statement Number 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the Company’s financial statements.
Note 3 -Accounting for Intellectual Property
Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.
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

Note 4 — Convertible Debentures
On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date.
Gross proceeds of $1,490,000 were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $0.30 per share in the private placement offering.
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
In addition, the Company has reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the convertible debentures, including the holder’s right to demand redemption in certain circumstances, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. The Company has reviewed these embedded derivative instruments to determine whether they should be separated from the convertible debentures. However, at this time, the Company does not believe that the value of these derivative instrument liabilities is material.
In accordance with the provisions of APB Opinion No. 14, the Company allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. In accordance with EITF Issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. As a result, the Company allocated $174,255 to the convertible debentures, $578,185 to the common stock warrants, which was recorded in additional paid-in-capital, and $737,560 to the beneficial conversion feature. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and to any beneficial conversion feature is amortized over the period to the due date of each convertible debenture, using the effective interest method.

Effective interest associated with the convertible debentures totaled $54,320 and $101,258 for the three and nine months ended March 31, 2008, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the private placement offering which is being amortized over the term of the convertible debentures using the effective interest method.
Note 5 — Line of Credit
During the three months ended March 31, 2008, the Company established a line of credit to borrow against its marketable securities. The interest rate charged through March 31, 2008, 4.47 percent, is 1.53 percentage points below the highest published Wall Street Journal Prime Rate, which was 6.0 percent as of March 31, 2008. As of March 31, 2008, the Company has borrowed $250,379 from the line.
Note 6 — Stockholders’ Equity
Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended March 31, 2008, stock based compensation of $210,241 and $372,906, respectively, was reflected as an increase to additional paid in capital. Of the $210,241 stock based compensation for the three months ended March 31, 2008, $112,448 was employee related and $97,793 was non-employee related. For the nine months ended March 31, 2008 stock based compensation of $243,324 was employee related and $129,582 was non-employee related.
During the three and nine month periods ended March 31, 2008, the Company granted warrants and options to consultants for services rendered, under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Warrants to purchase 250,000 shares of the Company’s common stock were granted to various consultants for marketing and advertising services rendered to the Company during the three and nine month periods ended March 31, 2008.
Effective as of June 28, 2007, the Company offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering (“2005 warrants”). The 2005 warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of March 31, 2008, holders of 2005 warrants to purchase 3,395,706 shares of the Company’s common stock had executed a warrant amendment, and 2005 warrants to purchase 3,395,706 shares of the Company’s common stock had been repriced to be exercisable at $0.30 per share. As of March 31, 2008, 2005 warrants to purchase 110,454 shares of the Company’s common stock had been exercised at $0.30 per share. The unexercised 2005 warrants expired on April 18, 2008. As of the April 18, 2008 expiration date of the 2005 warrants, 2005 warrants to purchase 1,283,083 shares of the Company’s common stock were exercised.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2008, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

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
At the present time, we sell primarily a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen in the formulation.
We sell Protandim® directly to individuals as well as to retail stores. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not previously been successful in developing a marketing message that has resonated with the target audience. Protandim® sales totaled approximately $784,000 and $2,388,000 for the three and nine month periods ended March 31, 2008.
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

We began a turn-around strategy in January 2007 to reduce our cash drain by cutting spending and lowering our operational expenses to a more appropriate level. This effort was successful in slowing the cash drain of the Company until such time as a new marketing strategy can be developed and implemented.
An additional part of this turnaround strategy has been to reduce the rapid and consistent erosion of our direct sales, which has continued since our direct sales first began in June 2005. Through the addition of key personnel and the implementation of new, more effective, customer service retention and recapture programs, we expect to reduce direct sales erosion experienced during fiscal 2007 and 2008.
We also began to focus on building the sales and re-establishing positive sales momentum. In this regard, we have taken steps that we believe will help to increase sales. Such steps include entering into license agreements, expanding distribution, re-vamping our internet strategy and launching a direct response TV campaign. In addition, we also are working on developing and improving investor relations. These new strategies are being executed by David W. Brown, our new Chief Executive Officer, who was hired in January 2008, and who has significant industry experience.
Recent Developments
Hiring of Chief Executive Officer
The Company hired David Brown as its new President and Chief Executive Officer effective January 10, 2008. Mr. Brown has vast nutraceutical experience and was most recently the Managing Director and Co-Founder of Nutrition Business Advisors, a firm founded in 2003 to provide strategic consulting services, capital raising and full-service business development focused on the $130 billion Global Nutrition Industry. Prior to co-founding Nutrition Business Advisors, Mr. Brown was President and Chief Executive Officer of Metabolife International. From 1994 to 2000, Mr. Brown served as the President of Natural Balance, Inc., a Colorado-based dietary supplement company. Mr. Brown began his career as a corporate attorney, first at the Los Angeles based firm of Kindel & Anderson, then at the Philadelphia based firm of Ballard, Spahr, Andrews & Ingersoll. Mr. Brown holds a Juris Doctorate from Cornell University and a Bachelors of Arts from Brigham Young University.
In connection with his appointment as President and Chief Executive Officer, Mr. Brown entered into an Employment Agreement with the Company effective January 10, 2008.
Changes in Certifying Accountant
The Company dismissed Gordon, Hughes & Banks, LLP as the Company’s independent registered public accounting firm effective as of January 30, 2008. The Company appointed Ehrhardt Keefe Steiner & Hottman PC on January 30, 2008 as its independent registered public accounting firm beginning for the three months ended December 31, 2007, for the fiscal year ending June 30, 2008. The decision to change accountants was recommended and approved by the Company’s Board of Directors and its Audit Committee on January 30, 2008.
2007 Private Placement
On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The Convertible Debentures bear interest at 8 percent per annum, and have a term of three years. Gross proceeds of $1,490,000, were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $0.30 per share in the private placement offering.

We intend to use the proceeds from the offering for marketing, scientific research, development and testing of Protandim® and for working capital.
Registration Statement
On December 17, 2007, the Company filed a registration statement on Form SB-2 for the resale of shares of the Company’s common stock underlying the convertible debentures and warrants issued in the Company’s 2007 private placement offering and for certain consulting services to the Company, by the holders of those convertible debentures and warrants (the “Registration Statement”).
On March 28, 2008, in light of recent amendments to Rule 144 of the Securities Act of 1933, as amended, that shorten the holding periods for restricted securities of reporting companies, the Company obtained a waiver of its obligations to file the Registration Statement from holders of convertible debentures and warrants sold in the 2007 private placement.
Re-Pricing of 2005 Private Placement Warrants
Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering (the “2005 warrants”). The 2005 warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of March 31, 2008, holders of 2005 warrants to purchase 3,395,706 shares of our common stock had executed a warrant amendment, and 2005 warrants to purchase 3,395,706 shares of our common stock had been repriced to be exercisable at $0.30 per share. As of March 31, 2008, 2005 warrants to purchase 110,454 shares of our common stock had been exercised at $0.30 per share. The 2005 warrants expired on April 18, 2008. As of the April 18, 2008 expiration date of the 2005 warrants, 2005 warrants to purchase 1,283,083 shares of the Company’s common stock were exercised.
Three and Nine Months Ended March 31, 2008 Compared to Three and Nine Months Ended March 31, 2007
Sales We generated revenues of approximately $784,000 during the three months ended March 31, 2008 and approximately $995,000 during the same period of the prior fiscal year. For the three month periods ended March 31, 2008 and 2007, cost of sales was approximately $175,000 and $214,000 resulting in a gross profit of approximately $609,000 and $782,000, respectively. We generated revenues of approximately $2,388,000 during the nine months ended March 31, 2008 and approximately $4,208,000 during the same period of the prior fiscal year. For the nine month periods ended March 31, 2008 and 2007, cost of sales was approximately $538,000 and $838,000, resulting in a gross profit of approximately $1,850,000 and $3,369,000, respectively. A nationally televised news program in June 2005 continued to have an impact on sales during the three and nine month periods ended March 31, 2007, although to a decreasing degree. No similar national news exposure has subsequently occurred, resulting in a continued decrease in sales and gross profit for the three and nine months ended March 31, 2008.
Gross Margin Our gross profit percentage for the three month periods ended March 31, 2008 was 78 percent and March 31, 2007 was 79 percent. Our gross profit percentage for the nine month periods ended March 31, 2008 and 2007 was 77 percent and 80 percent, respectively. The slight decrease in margin for the three and nine month periods ended March 31, 2008 is due to the discounts to direct sales customers during the three and nine month periods ended March 31, 2008.

Operating Expenses Total operating expenses reported during the three month period ended March 31, 2008 were approximately $1,146,000 as compared to operating expenses of approximately $1,385,000 during the three month period ended March 31, 2007. Operating expenses decreased approximately $239,000, primarily due to expense reduction and cost containment programs implemented in General and Administrative and Marketing and Customer Service departments. Total operating expenses reported during the nine month period ended March 31, 2008 were approximately $3,032,000 as compared to operating expenses of approximately $6,580,000 during the nine month period ended March 31, 2007. Operating expenses decreased approximately $3,548,000 primarily due to a more targeted marketing approach and reductions in personnel, consulting and other cost containment programs implemented beginning during the three months ended March 31, 2007.
Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $505,000 in the three months ended March 31, 2007 to approximately $358,000 in the three months ended March 31, 2008. Marketing and customer service expense also decreased from approximately $2,606,000 in the nine months ended March 31, 2007 to $1,021,000 in the nine months ended March 31, 2008 primarily due to more targeted advertising and cost containment programs that we have implemented.
General and Administrative Expenses Our general and administrative expense decreased from approximately $807,000 in the three months ended March 31, 2007 to approximately $702,000 in the three months ended March 31, 2008. General and administrative expense decreased from approximately $3,607,000 in the nine months ended March 31, 2007 to approximately $1,607,000 in the nine months ended March 31, 2008. During the three months ended March 31, 2008, stock related compensation was approximately $210,000 compared to approximately $112,000 during the three months ended March 31, 2007. During the nine months ended March 31, 2008, stock related compensation was approximately $373,000 compared to approximately $1,145,000 during the nine months ended March 31, 2007. The reduction in general and administrative expenses is due to cost containment programs that we have implemented.
Research and Development For the nine months ended March 31, 2008, our research and development expenditures increased from approximately $196,000 to approximately $244,000, as a result of research, development, and documentation of the efficacy of Protandim®. Research and development expenditures for the three months ended March 31, 2008 of approximately $25,000, decreased approximately $32,000 from the $57,000 incurred during the three months ended March 31, 2007, primarily due to staffing changes at the Company.
Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $17,000 during the three months ended March 31, 2007 to approximately $61,000 in the three months ended March 31, 2008. Depreciation and amortization expense increased from approximately $77,000 during the nine months ended March 31, 2007 to approximately $160,000 in the nine months ended March 31, 2008. This increase was primarily due to the commencement of the amortization of the Company’s U.S. Patent granted on July 10, 2007.
Net Other Income and Expense We recognized net other income of approximately $21,000 in the three months ended March 31, 2007 as compared to net other expense of approximately $67,000 in the three months ended March 31, 2008. During the nine months ended March 31, 2008, the Company recognized net other expense of approximately $123,000 as compared to net other income of approximately $44,000 during the nine months ended March 31, 2007. The increase in other expense is largely the result of interest expense related to the 2007 private placement.
Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $(605,000) for the three month period ended March 31, 2008 compared to a net loss of approximately $(582,000) for the three month period ended March 31, 2007. For the nine months ended March 31, 2008 and 2007, the Company’s net loss was approximately $(1,305,000) and $(3,168,000), respectively.

Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of the Protandim®, the number of units of Protandim® sold, the costs of manufacturing and distributing Protandim®, the costs of marketing and advertising, and other costs, including corporate overhead, which we will incur.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts, the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 private placement.
At March 31, 2008, our available liquidity was approximately $1,312,000, including available cash and cash equivalents and marketable securities, less amounts borrowed against the Company’s marketable securities. This represents an increase of approximately $1,151,000 from the approximately $161,000 in cash, cash equivalents and marketable securities as of June 30, 2007. From time to time, the Company has invested in marketable securities including auction rate preferred securities (“ARPS”) to maximize interest income. We have been notified by several of the corporate entities that have issued ARPS to the Company of plans to refinance these instruments and we expect settlement of ARPS held by the Company to occur during the next several months. During the nine months ended March 31, 2008, our net cash used by operating activities was approximately $169,000 as compared to net cash used by operating activities of approximately $2,372,000 during the nine months ended March 31, 2007. The Company’s cash used by operating activities during the nine month period ended March 31, 2008 decreased primarily as a result of cost savings initiatives implemented during the prior fiscal year.
During the nine months ended March 31, 2008, our net cash used by investing activities was approximately $1,431,000, primarily due to the purchase of available-for-sale marketable securities. During the nine months ended March 31, 2007, cash flow from investing activities was approximately $2,869,000, primarily due to redemption of marketable securities.
Cash provided by financing activities during the nine months ended March 31, 2008 was approximately $1,627,000, compared to cash used by financing activities of approximately $1,500 during the nine months ended March 31, 2007. Cash provided by financing activities during the nine month period ended March 31, 2008 was due to the proceeds from the Company’s private placement of convertible securities. Cash used by financing activities during the nine month period ended March 31, 2007 was due to payments made under a capital lease obligation.
At March 31, 2008, we had working capital (current assets minus current liabilities) of approximately $883,000, compared to working capital of approximately $(46,000) at June 30, 2007. The increase in working capital was due to the sale of convertible debentures in our 2007 private placement offering and the return of certain merchant credit card deposits during the nine months ended March 31, 2008.
On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering, which resulted in net proceeds received by the Company of approximately $1,328,000. Based on the cost reduction initiatives that we have undertaken to conserve our cash resources and the net proceeds received by the Company on September 26 and October 31, 2007, we currently anticipate that our cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least March 31, 2009.

We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our cash operating expenses accordingly. Cash generated from operations has been insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be dilutive to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations during the later part of fiscal 2007 and the first nine months of fiscal 2008 by reducing our advertising budget to promote Protandim®.
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
Allowances for Product Returns We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 2 percent of sales.
We offer a 30-day, money back unconditional guarantee to all direct customers. As of March 31, 2008, our March 2008 direct sales shipments of approximately $230,000 were subject to the money back guarantee. We also replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible.

As the Company has begun to recognize revenue associated with sales to distributors, the Company has also utilized its return rate experience of 2 percent of sales to estimate returns on its sales to distributors.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $156,000 on March 31, 2008, compared with approximately $113,000 on June 30, 2007. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time, we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of March 31, 2008 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.
Revenue Recognition We ship the majority of our product by United Parcel Service and receive payment for those shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on direct sales orders placed by customers. After 30 days, we do not refund direct sales customers for returned product. We have experienced monthly returns on direct sales orders approximating less than 2 percent of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped and title and risk of loss passes to the customer.
For retail customers, the Company analyzes its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns.
We entered into an agreement with GNC for the sale of Protandim®, beginning July 2005, pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC due to the accumulation of historical sell-through and return data. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Accordingly, the Company recognizes revenue associated with sales to GNC when the product is sold by GNC with an allowance for future returns based on historical product return information. Prior to July 2006, all revenue and related costs from GNC were deferred.
In July 2006, LifeVantage entered into an agreement with CVS for the sale of Protandim® throughout the CVS store network. During the three months ended March 31, 2008, the Company agreed to accept, pursuant to a return authorization, a portion of the product from CVS Stores that had not been sold through this retail channel. As of March 31, 2008 sufficient bottles were returned by CVS to offset the receivable from CVS and both parties agreed to waive any further obligations from the other party and the supply arrangement was terminated.
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
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LIFEVANTAGE CORPORATION
Date: May 14, 2008	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	/s/ Bradford K. Amman
Bradford K. Amman
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002