Form 10KSB
period 2008-06-30
Lifevantage Corp
filed 2008-09-23
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                 to
Commission file number: 000-30489
LIFEVANTAGE CORPORATION
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization) 11545 W. Bernardo Court, Suite 301 San Diego, California (Address of principal executive offices)	90-0224471 (IRS Employer Identification No.) 92127 (Zip Code)
Issuer’s telephone number: (858) 312-8000
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑         No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐      No ☑
     Registrant’s revenues for the fiscal year ended June 30, 2008 were $3,140,302.
     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on September 17, 2008 was $3,963,000, which excludes 6,067,000 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.
     The number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share, as of September 17, 2008, was 24,766,117 shares.
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

PART I
ITEM 1 – DESCRIPTION OF BUSINESS
Overview
     Lifevantage Corporation (the “Company,” “LifeVantage,” “we,” “our,” or “us”), manufactures, markets, distributes, and sells Protandim®, a patented dietary supplement intended to increase the body’s natural antioxidant protection by inducing multiple protective enzymes including superoxide dismustase (SOD) and catalase (CAT). Our principal place of business is at 11545 West Bernardo Court, Suite 301, San Diego, CA 92127, telephone (858) 312-8000, fax (858) 312-8001. The reports filed with the Securities and Exchange Commission (“SEC”) by us and our officers, directors, and significant shareholders are available for review on the SEC’s website at www.sec.gov. You may also read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Our Product
     We developed our primary product, Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to induce production of multiple protective enzymes including SOD and CAT, in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® combats oxidative stress to the human body by inducing the production of SOD and CAT. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. Oxidative stress is widely believed to play a key role in the aging process, and the body’s defenses against oxidative stress and free radicals decrease with age. Protandim® is marketed as a “dietary supplement,” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)). The name Protandim® is derived from “promoting the tandem” co-regulation of the body’s antioxidant enzymes including SOD and CAT. Protandim® and the related intellectual property are held by our wholly-owned subsidiary LNC.
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
     SOD is the body’s most effective natural antioxidant. SOD works in conjunction with CAT, and under some circumstances, the balance may be important. A by-product of SOD’s potent antioxidant activity is hydrogen peroxide, a dangerous substance that needs to be subsequently converted into water and oxygen by CAT. Together, these two enzymes constitute the first line of defense and repair for the body. Scientists have long realized that increasing levels of SOD and CAT is the key to fighting oxidative stress, disease, and aging, however, SOD and CAT oral supplements by themselves can neither be absorbed or work in conjunction with each other in one safe, orally-available pill.
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

     Protandim® is a unique antioxidant therapy. The patented dietary supplement, formulated with five widely studied phytonutrients, increases the body’s natural antioxidant protection by inducing the production of naturally occurring protective enzymes, including SOD and CAT. Oxidative stress occurs as a person ages, when subjected to environmental stresses, or as an associated factor in certain illnesses. Thiobarbituric acid-reacting substances (“TBARS”) are laboratory markers for oxidative stress in the body. Data from a scientific study, sponsored by LifeVantage, shows in men and women that after 30 days of taking Protandim®, the level of circulating TBARS decreased an average of 40 percent. With continued use, the decrease was maintained at 120 days. For more information, please visit our website at www.protandim.com; however, information found on our website is not incorporated by reference into this Report. Our web site address is included in this Report as an inactive textual reference only.
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
     Manufacturing. We retained Nexgen Pharma/Anabolic Laboratories of Colorado Springs, Colorado (“Nexgen”), formerly The Chemins Company prior to Chemins’ acquisition by Nexgen in August 2007, to produce Protandim® under a contract manufacturing agreement dated February 2004 and amended January 17, 2005.
     Nexgen has significant experience in manufacturing dietary supplements and is one of the leading contract manufacturers in the country. Its plant follows strict current good manufacturing practices (“cGMP”) regulations for foods in general. The Company continues to evaluate other manufacturing options to keep costs low and quality high.
     We paid Nexgen a deposit of $1,190,000 in Third Quarter of fiscal year 2005 to procure sufficient raw materials to manufacture one million bottles of Protandim®, to acquire packing and shipping materials and to commence the manufacturing and packaging process for 500,000 bottles of Protandim®. The deposit with Nexgen is reduced as product is sold. As of June 30, 2007, the Company’s deposit with Nexgen was $388,791 and as of June 30, 2008, the deposit was $277,979.
     Nexgen delivers product to us based on our purchase orders. Through June 30, 2008, Nexgen had shipped or delivered approximately 85,000 bottles of Protandim® to our fulfillment center and retail distributors. As of June 30, 2008, a total of 446,000 bottles have been shipped and an additional 54,000 bottles remain to be shipped from the initial 500,000-bottle order.
     Through June 30, 2008, we have paid Nexgen approximately $2,400,000 for the above delivered bottles, which includes the deposit for the purchase of raw materials and packaging materials for a total of one million bottles of Protandim®.
     Marketing. We market Protandim® through TV, radio, print and internet advertising.  In the past, the Company and Protandim® have been discussed on a nationally-televised news program, which was received with great response.  During fiscal 2008, we engaged a nationally recognized creative consultant to build the marketing message and to launch a direct response television campaign for the Company to recreate the excitement and response that resulted from Primetime. We also initiated public relations efforts and contracted with a prominent marketing and communications expert with significant industry experience.  In addition, we regularly train and educate customer service representatives to correctly and appropriately represent the product to consumers.  We have a sales, marketing, public relations and customer service group consisting of three full-time employees and three outside contractors. We also utilize a number of retail sales brokers throughout the United States.
     Sales. Protandim® is sold direct to consumers through telephone and web site orders, and through retailers including General Nutrition Distribution, LP (“GNC”), Super Supplements, drugstore.com, Vitamin Shoppe, Vitamin Cottage, Akin’s Natural Foods Markets, and Chamberlin’s Natural Foods Markets. For retail customers, the Company analyzes its contracts to determine the appropriate treatment for its recognition of revenue on a customer by customer basis.
     We accept orders for our product through the Company’s product website and an internal customer service department utilizing a toll-free number. The website and customer service department direct shipping orders to our fulfillment center, AtLast Fulfillment (“AtLast”), where orders are filled and shipped either by AtLast or by United States Postal Service (“USPS”). AtLast offers package tracking by toll-free number or online so that our customers or our customer service department can determine the shipping status for each order of our product.
     We offer a toll-free number to our customers to order product or ask questions. Our customer service representatives answer customer calls and place orders in the Company’s web order processing system. The customer service representatives receive extensive training and are particularly adept at “up-selling” customers to our auto-ship purchasing option, which is attractive to us as this option allows us to realize recurring revenue on a monthly basis with no further action required by the customer.
     It is our desire to serve our customers directly concerning sales orders and issues or questions they may have with our product. Our customer service representatives are available to respond to our customers’ needs, answer questions, track packages, provide refunds, and process sales orders.
     The operational backbone of the Company is our web order processing system, Heavy Metal - Business Software for e-Commerce, which we developed with the services of Make-A-Store, Inc. (“MAS”). The MAS system we have developed accepts and authorizes credit card submissions for both online sales order requests as well as telephone order sales. Upon authorization, the MAS system interacts with the operational system at AtLast, notifying the fulfillment center of sales shipping needs through a web enabled application. The operational system at AtLast responds to MAS when the shipment of the product has occurred, allowing MAS to “capture” the cost of the shipment from the customer’s credit card. MAS is maintained on an array of servers, with load balancers, firewalls, and database server backups at MAS’ secure hosted facility. This facility provides a full-service, managed hosting environment with approximately 80,000 square feet of total space, closed circuit monitoring of all areas and entrances, coded access and 24-hour video security.
     We commenced sales of Protandim® in February 2005. For the fiscal years ended June 30, 2005, 2006, 2007 and 2008, we generated revenues of $2,353,795, $7,165,819, $5,050,988 and $3,200,174 respectively. For the fiscal year ended June 30, 2005, we incurred a net loss of $5,822,397; for the fiscal year ended July 30, 2006, we incurred a net loss of $2,734,501; for the fiscal year ended June 30, 2007, we incurred a net loss of $3,693,578 and for the fiscal year ended June 30, 2008 we incurred a net loss of $2,054,439. We have expended in excess of $21,000,000 in research and development activities and overhead expenses since the incorporation of Lifeline Nutraceuticals in July 2003.

Research and Development
     A significant portion of our time, effort, and financial resources have been dedicated toward the continuing research and development of our intellectual property and the development of Protandim®. As of July 10, 2007, the United States Patent and Trademark Office (“USPTO”) granted patent number 7,241,461 to the Protandim® formula. On June 10, 2008 the USPTO granted a second patent for alleviating inflammation and oxidative stress. In fiscal years ended 2008 and 2007, we spent about $324,000 and $246,000 in Company-sponsored research and development. Several research and development projects involving Protandim® are currently ongoing with several institutions including the University of Colorado at Denver Health Science Center (“UCDHSC”), University of Minnesota’s Masonic Cancer Center, Ohio State University, University Hospital in Brno, Czech Republic, University of Michigan and Louisiana State University.
The U.S. Dietary Supplement Market
     According to the Nutrition Business Journal, the U.S. supplement market was estimated to be over $23.7 billion in 2007 as reflected in the following charts:

Source: Nutrition Business Journal, June/July, 2008
2007 U.S. Nutrition Industry Revenues

2007	Retail-Nat/Spec	Retail-MM	Mail Order	MLM	Practitioner	Internet	Total

Supplements	8,682	6,526	1,370	4,550	1,844	747	23,718
Natural & Organic Food	14,088	12,491	22	31	7	22	26,661
Functional Foods	3,449	30,406	36	255	34	158	34,338
N&OPC, Household	4,797	1,360	267	2,276	336	196	9,232

Total	31,017	50,783	1,695	7,112	2,220	1,122	93,949
Source: Nutrition Business Journal primary research includes NBJ survey of natural food, supplement and NPC manufacturers, distributors, MLM firms, mail order, Internet and raw material companies and numerous interviews with major retailers (Wal-Mart, Costco, etc.), manufacturers, suppliers and industry experts. Secondary sources include Information Resources Inc., The Natural Foods Merchandiser, Whole Foods Magazine, OTC Update, SPINS, The Nielsen Co., company data and others. Note: To avoid double counting, NBJ classifies soymilk and nutrition bars as functional, not as natural & organic, foods and beverages, although both are included in natural & organic totals cited in NBJ elsewhere. Nat/Spec represents natural, health food, supplement and specialty retail outlets, including Whole Foods, GNC, sports nutrition stores, etc. MM represents mass market or FDMCC or food/grocery, drug, mass merchandise, club and convenience stores, including Wal-Mart, Costco, etc. Mail order represents catalogs, direct mail and direct response TV and radio. Practitioners represent conventional and alternative health practitioners selling to their patients, athletic trainers, beauticians, etc. ($mil, consumer sales)
Source: Nutrition Business Journal, June/July, 2008
     In 2007, supplement companies were faced with two of the most important pieces of federal regulation that the industry has seen in more than a decade: the publication of the final good manufacturing practice (“GMP”) rules and the implementation of the serious adverse event reporting (“SAER”) law. Both of these regulations give the government the power to expose problematic companies and will potentially improve both consumers’ and the medical-establishment’s perceptions of the industry.
The Natural Marketing Institute’s 9th Edition Health and Wellness Trends Report confirms that the growth in the supplement market is driven by a number of factors, including:
o	increased awareness of the health benefits of dietary supplements;

o	a trend toward preventive health care;

o	an increase in the number of older Americans; and

o	health care consumers’ interest in managing their own health needs.
Source: Nutrition Business Journal, June/July, 2008
Target Market
     We analyzed the Protandim® direct customer base to profile our customers. As a result of the analysis, we found that the Protandim® direct customers tend to be college educated, 45 to 74 years old, have a household income of over $75,000, own a home, reside in the coastal areas, and have a net worth of over $250,000.
     This profile is very similar to the Protandim® target market: the health and wellness or core wellness market segment. This segment fits the profile of the baby boomer market, but it is more specifically focused on those that care about their health and have both a desire and the means to do something about it, and includes some people that are older and younger than the baby boomers.
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
Pricing
     LifeVantage has established the direct sale price of Protandim® at $49.95 for a month’s supply of thirty caplets and $89.95 for a three-month’s supply of ninety caplets. Price discounts are used for monthly and quarterly auto-ship options and other promotions. Products sold through the retail channels are sold to retailers at a discount.
Competition
     Although we believe that Protandim® reflects a unique product in the nutraceutical industry, there are a number of potential Protandim® competitors.
     Vitamin C, Vitamin E, Coenzyme Q-10, and other sources of exogenous antioxidants are often considered competitors of Protandim®. We do not consider these substances to be competitors because they are non-enzymatic oxygen radical scavengers and do not increase the body’s enzymatic elimination of oxidants. Our research indicates that Protandim® increases production of natural antioxidant enzymes, such as SOD and CAT, within the cells of the body. Oxygen is consumed by the mitochondria, which is where oxidative stress is at its worst. We believe that the body’s internal antioxidant enzymes, produced at homeostatic levels, provide a better defense against oxidative stress than exogenous sources of antioxidants.
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
     Our intellectual property is covered, in part, by U.S. Patent No. U.S. 7,241,461 “Preparation of composition to alleviate inflammation and oxidative stress on a mammal” issued on July 10, 2007 and, most recently, U.S. patent No. 7,384,655 a continuation of U.S. patent No. 7,241,461, issued on June 10, 2008 An additional U.S. Utility Patent application is on file with the U.S. Patent and Trademark Office. A PCT International Patent Application is also on file. The Company’s patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications and are directed to compositions, methods, and methods of manufacture. The earliest filing date for this family of patent applications is March 23, 2004. The term of the granted patent is through March 23, 2025. The expected term of the outstanding patent applications is through March 23, 2025 assuming there are no term extensions.
     Protandim® is a registered trademark in the United States, Canada and Taiwan. We have applied for protection of the Protandim® trademark in China, and the European Community. We do not know with reasonable certainty the timing of the final grant or denial of the applications for registration of the Protandim® mark in these countries.
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
     In 2007, the FDA issued final rules for cGMP regulations for the dietary supplement industry. The final cGMPs require quality control provisions that are similar to cGMPs for drugs and over-the-counter products. Our contract manufacturer, Nexgen, is a medium sized company. Medium sized companies have been granted two years to comply with the new cGMP requirements. Nexgen is on track to meet the requirements for dietary supplements within the two-year period.
     In addition, in 2007 the FDA implemented the serious adverse event reporting (“SAER”) law. This law gives the federal government the power to expose problematic companies and will potentially improve both consumers’ and the medical establishment’s perceptions of the industry. SAER requires manufacturers, packers, or distributors whose name appears on a nonprescription drug or dietary supplement product label to notify the FDA of any serious adverse event report associated with the product’s use within 15 business days of receipt of such information.
Employees
     As of June 30, 2008, we had eight full time employees, including two officers, all of whom are leased through Administaff. We outsource our manufacturing and distribution operations to minimize the number of employees we have. We may in the future hire additional employees for marketing, customer service and accounting.
ITEM 2 – DESCRIPTION OF PROPERTIES
Corporate Office
     The lease for the Greenwood Village office expired July 31, 2008 and the Company entered a five (5) year lease in San Diego, California. Pursuant to the agreement, we prepaid rent of $7,850. Monthly rent payments began July 1, 2008 and are as follows: $7,850 for July 2008; rent is abated during the months of August, September and October 2008, $7,850 per month from November 2008 through June 2009; $8,125 per month from July 2009 through June 2010; $8,409 per month from July 2010 through June 2011; $8,073 per month from July 2011 through June 2012; and $9,008 per month from July 2012 through June 2013.
     In addition, the Company entered into a six-month sublease for office space in Littleton, Colorado at a rate of $842 per month effective July 7, 2008, renewable on a month-to-month basis following the initial term. Effective July 16, 2008, the Company entered into a lease agreement for additional adjoining space in Littleton, Colorado for three months at a rate of $630 per month, renewable on a month-to-month basis following the initial term.
Warehouse Facility
     Effective December 2007, our warehouse facility agreement with UPS expired. We entered into an agreement effective January 2008 with AtLast Fulfillment, pursuant to which we lease warehouse space in their climate-controlled warehouse in Denver, Colorado pursuant to a renewable agreement expiring in December 2010.
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

	2008		2007
	High	Low	High	Low

First Quarter	$0.42	$0.20	$1.40	$0.69

Second Quarter	$0.35	$0.17	$0.87	$0.44

Third Quarter	$0.45	$0.19	$0.61	$0.19

Fourth Quarter	$0.49	$0.18	$0.36	$0.16
     Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. located in Golden, Colorado. As of June 30, 2008, we had 249 shareholders on record and 24,766,117 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.
Dividends
     We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans

			(c) Number of securities
		(b) Weighted-	remaining available for
	(a) Number of	average exercise	future issuance under
	securities to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	3,634,365	$0.45	2,365,635
Equity compensation plans not approved by security holders	3,187,088	$0.46	—

Total	6,821,453	$0.45	2,365,635

Consultant Warrants. We granted compensation-based warrants to various consultants for services rendered to the Company during the fiscal year ended June 30, 2008. As of June 30, 2008, unexpired compensation-based warrants to purchase 3,187,088 shares of the Company’s common stock were outstanding.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this annual report.
Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of LifeVantage (the “Company”, “LifeVantage” or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“Lifeline Nutraceuticals” or “LNC”).
     At present, we primarily have a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of antioxidant enzymes including Superoxide Dismutase (“SOD”) and Catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® was selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen with the formulation.
     We commenced sales of an Omega 3 fish oil product containing EPA and DHA during the fiscal year, but to date sales have been negligible. In the future, we expect to explore additional natural products that fit within our business model.
     We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not been successful in developing a marketing message that has resonated with the target audience. Beginning in May, 2008, monthly sales of Protandim appear to have stabilized. Protandim® net sales totaled approximately $3,200,000 for the fiscal year ended June 30, 2008.
     In the first quarter of fiscal year 2009, the Company will recognize all deferred revenue and expenses from GNC, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (“SAB 104”).
     In July 2006, LifeVantage entered into an agreement with CVS for the sale of Protandim® throughout the CVS store network. During fiscal year June 30, 2008, the Company agreed to accept, pursuant to a return authorization, a portion of Protandim® from CVS stores that was not sold. Sufficient bottles were returned by CVS to the Company to offset the receivable from CVS, both parties agreed to waive any further obligations of the other and the supply arrangement was terminated.
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

     Ongoing research and development projects involving Protandim® are currently in various stages of completion with several institutions including the University of Colorado at Denver Health Science Center, University of Minnesota’s Masonic Cancer Center, Ohio State University, University Hospital in Brno, Czech Republic, University of Michigan and Louisiana State University. The studies relate to various conditions including pulmonary hypertension, non-alcoholic fatty liver disease, Duchenne muscular dystrophy, coronary artery bypass graft failure, renal failure, diabetes, and photoaging of the skin. Another study, conducted by a prominent dermatologist using Protandim® and LP Derma Complex, is examining the relationship between anti-aging and the skin’s natural ability to rejuvenate at the cellular level.
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
     We began a turn-around strategy in January 2007 to reduce our cash drain by cutting spending and lowering our operational expenses to a more appropriate level. This effort was successful in decreasing the cash expenses of the Company until a new marketing strategy could be developed and implemented. As part of the Company’s new marketing strategy, a direct to consumer test of radio and TV commercials commenced during the fourth quarter of fiscal 2008 and advertising costs in the fourth quarter have risen as a result.
     An additional part of this turnaround strategy has been to reduce the erosion of our direct sales, which has continued since our direct sales first began in June 2005. Through the addition of key personnel and implementation of new, more effective customer service retention and recapture programs, we will attempt to reduce the direct sales erosion experienced during fiscal 2007 and 2008.
     We also began to focus on building the sales and re-establishing positive sales momentum. In this regard, we have taken steps that we believe will help to increase sales. Such steps include the addition of new marketing personnel and industry experts, entering into license agreements, expanding distribution, re-vamping our internet strategy and launching a direct response TV campaign. In addition, we also are working on developing and improving investor relations. These new strategies are being executed by David W. Brown, our new President and Chief Executive Officer, who was hired in January 2008, and who possesses significant industry experience.
Other Developments
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
Changes in Certifying Accountant
     The Company dismissed Gordon, Hughes & Banks, LLP as the Company’s independent registered public accounting firm effective as of January 30, 2008. The Company appointed Ehrhardt Keefe Steiner & Hottman PC on January 30, 2008 as its independent registered public accounting firm for the fiscal year ended June 30, 2008, beginning for the three months ended December 31, 2007. The decision to change accountants was recommended and approved by the Company’s Board of Directors and its Audit Committee on January 30, 2008. There have been no disagreements with the Company’s accountants.
2007 Private Placement
     On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option the debentures may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date. The Convertible Debentures bear interest at 8 percent per annum, and have a term of three years. Gross proceeds of $1,490,000 and net proceeds of approximately $1,233,000, were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $0.30 per share in the private placement offering.
     We are using the proceeds from the offering for marketing, scientific research, development and testing of Protandim®.
Re-Pricing of 2005 Private Placement Warrants
     Effective as of June 28, 2007, we offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering (the “2005 warrants”). The 2005 warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of March 31, 2008, holders of the

2005 warrants to purchase 3,395,706 shares of our common stock had executed a warrant amendment, and 2005 warrants to purchase 3,395,706 shares of our common stock had been repriced to be exercisable at $0.30 per share. The 2005 warrants expired on April 18, 2008. As of the April 18, 2008 expiration date of the 2005 warrants, 1,283,083 were exercised.
Nutranomics, Inc.
     Effective January 21, 2008, the Company entered into a marketing and licensing agreement with Nutranomics, Inc. (“Nutranomics”) for the representation and distribution of Protandim into the multi-billion dollar Asian market.
     Nutranomics has a proven record of accomplishment in obtaining wide distribution with leading companies in the Asian market, including Miki Shoji, Japan’s largest direct marketing company with over 500,000 distributors. In addition, the company has strong relationships with Mitsui Busan, Watakura, and Kanebo, through which Nutranomics distributes products in the Asian retail sector. Sales through Nutranomics are expected to commence once regulatory approvals for the sale of our product in Japan are received.
Year ended June 30, 2008 Compared to the Year ended June 30, 2007
     Sales. We generated net sales of approximately $3,200,000 during the year ended June 30, 2008 and approximately $5,051,000 during the year ended June 30, 2007 from the sale of our primary product, Protandim®.
     In June 2005, the Company and Protandim® were discussed nationally on Primetime, which led to substantial fiscal year 2006 sales. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not been successful in developing a marketing message that has resonated with the target audience. We sold approximately 84,000 units of Protandim® for the year ended June 30, 2008, and approximately 118,000 units in the year ended June 30, 2007.
     Gross Margin. Cost of sales were approximately $695,000 for the year ended June 30, 2008, and approximately $1,023,000 for the year ended June 30, 2007, resulting in a gross margin of approximately $2,505,000, or 78%, and approximately $4,028,000, or 80%, respectively. The slight decrease in margin is due to the recognition of slightly higher direct cost of sales during the year.
     Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2008 were approximately $4,308,000 as compared to operating expenses of approximately $7,791,000 for the fiscal year ended June 30, 2007. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Cost containment programs initiated during fiscal year 2007 and maintained through 2008 contributed toward the decrease in operating expenses.
     Marketing and Customer Service Expenses. Marketing and customer service expense decreased from approximately $2,991,000 in fiscal year 2007 to approximately $1,655,000 in fiscal year 2008. This decrease was due to cost containment programs and a more targeted approach to marketing and advertising.
     General and Administrative Expenses. Our general and administrative expense decreased from approximately $4,356,000 in fiscal year 2007 to $2,108,000 in fiscal year 2008. The decrease is due to cost containment programs that had been implemented and the recognition of significant non-cash compensation expense from the issuance of options and warrants under SFAS 123(R) during fiscal 2007.

     Research and Development. Our research and development expenditures increased from approximately $246,000 in fiscal year 2007 to approximately $324,000 in fiscal year 2008 as a result of an increase in our research, development, and documentation of the efficacy of Protandim®.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased from approximately $92,000 in fiscal year 2007 to approximately $220,000 in fiscal year 2008. The increase is primarily due to the commencement of the amortization of the Company’s U.S. Patent granted July 10, 2007.
     Net Other Income and Expense. We recognized net other income of approximately $69,000 in fiscal year 2007 as compared to net other expense of approximately $252,000 in fiscal year 2008. The increase in other expense is largely the result of interest expense related to the 2007 private placement.
     Net Loss. As a result of lower expenses our net loss of approximately $(3,694,000) for the fiscal year ended June 30, 2007 decreased to a net loss of approximately $(2,054,000) for the fiscal year ended June 30, 2008.
     Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of Protandim®, the number of units of Protandim® sold, the costs of manufacturing and distributing Protandim®, the costs of marketing and advertising, and other costs, including corporate overhead, which we will incur.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts, the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 private placement.
     At June 30, 2008, our available liquidity was approximately $1,297,000, including available cash and cash equivalents and marketable securities. This represented an increase of approximately $1,136,000 from the approximately $161,000 in cash, cash equivalents and marketable securities as of June 30, 2007. During the fiscal year ended June 30, 2008, our net cash used by operating activities was approximately $748,000 as compared to net cash used by operating activities of approximately $2,920,000 during the fiscal year ended June 30, 2007. The Company’s cash used by operating activities during the fiscal year ended June 30, 2008 decreased primarily as a result of cost savings initiatives implemented during the prior fiscal year.
     During the fiscal year ended June 30, 2008, our net cash used by investing activities was approximately $1,170,000 primarily due to the purchase of available-for-sale marketable securities. The marketable securities include auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. The Company considers these securities as current, however, future economic events could cause a portion of these to be classified as long term in nature. During the fiscal year ended June 30, 2007, our net cash provided by investing activities was approximately $2,855,000, primarily due to the sale and redemption of available-for-sale marketable securities.

     Cash provided by financing activities during the fiscal year ended June 30, 2008 was approximately $1,954,000, compared to cash used in financing activities of approximately $1,800 during the fiscal year ended June 30, 2007. Cash provided in financing activities during the fiscal years ended June 30, 2008 was due to the proceeds from the Company’s private placement of convertible securities and proceeds from a revolving line of credit borrowed against the Company’s marketable securities. Cash used by financing activities during the fiscal year ended June 30, 2007 was due to payments made under a capital lease obligation.
     At June 30, 2008, we had working capital (current assets minus current liabilities) of approximately $817,000, compared to working capital of approximately ($46,000) at June 30, 2007. The increase in working capital was due to cash provided by the 2007 private placement.
     On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering, which resulted in net proceeds received by the Company of approximately $1,328,000. Based on the cost reduction initiatives that we have undertaken to conserve our cash resources and the net proceeds received by the Company on September 26 and October 31, 2007, we currently anticipate that our cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs through at least June 30, 2009.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Based upon recent redemptions, we believe the ARPS will be redeemed within the next twelve months.
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
     We plan to use the proceeds received from the 2007 private placement offering to expand marketing efforts, scientific studies, intellectual property protection and working capital in effort to grow direct to consumer and retail revenue. However, our cash resources may run out sooner than expected if our future revenue is lower than expected or our operating or other expenses are higher than expected. If we are unable to increase revenues as planned or secure additional financing, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results. We may seek additional financing to expedite our sales and marketing programs. Ant such additional financing may be dilutive to our existing shareholders.
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
     There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with our board of directors, and the audit committee has reviewed the following disclosures.
Allowances for Product Returns
     We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate is approximately 1 percent of sales.
     We offer a 30-day, money back unconditional guarantee to all customers. As of June 30, 2008, our shipments of approximately $252,000 were subject to the money back guarantee. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible.
     We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $97,700 on June 30, 2008, compared with approximately $112,600 on June 30, 2007. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
     We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. From time to time we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of June 30, 2008 because our product has a shelf life of at least 3 years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.
Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct customer return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 1% of sales. As of June 30, 2008 and June 30, 2007, the

Company’s reserve balance for returns and allowances was approximately $97,700 and $112,600, respectively.
     For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and related cost of sales is deferred until sufficient sell-through information is received to reasonably estimate the amount of future returns.
     In the first quarter of fiscal year 2009, the Company will recognize all deferred revenue and expenses from GNC, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to SAB 104. As a result, approximately $510,000 of revenue and $72,000 of expense will be recognized during fiscal 2009.
     In July 2006, LifeVantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. During the three months ended March 31, 2008, the Company agreed to accept, pursuant to a return authorization, a portion of the product from CVS stores that had not been sold through this retail channel. During fiscal year ended June 30, 2008, sufficient bottles were received from CVS to offset the receivable from CVS and both parties agreed to waive any further obligations from the other party and the supply arrangement was terminated.
     The table below shows the effect of the change in the Company’s deferred revenue and expense by quarter through fiscal year ended June 30, 2008 including the impact of the reversal of the CVS deferred revenue and receivable:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2007	$818,250	$117,807

Additions to deferred revenue / expense for the three months ended September 30, 2007	120,810	19,770

Recognition of revenue due to retail sell-through in the three months ended September 30, 2007	(142,770)	(23,324)

Deferred revenue and expense as of September 30, 2007	$796,290	$114,253

Additions to deferred revenue / expense for the three months ended December 31, 2007	154,260	25,510

Reduction of deferred revenue from product return	(303,300)	(45,899)

Recognition of revenue due to retail sell-through in the three months ended December 31, 2007	(139,800)	(22,839)

Deferred revenue / expenses as of December 31, 2007	$507,450	$71,025

Additions to deferred revenue / expense for the three months ended March 31, 2008	148,590	24,562

	Deferred	Deferred
	Revenue	Expense
Recognition of revenue due to retail sell-through in the three months ended March 31, 2008	(137,010)	(22,383)

Deferred revenue / expenses as of March 31, 2008	$519,030	$73,204

Additions to deferred revenue / expense for the three months ended June 30, 2008	112,740	18,445

Recognition of revenue due to retail sell-through in the three months ended June 30, 2008	(121,005)	(19,600)

Deferred revenue / expenses as of June 30, 2008	$510,765	$72,049

Intangible Assets - Patent Costs
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
Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which is effective for financial statements for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company will adopt SFAS 157 and follow its disclosure requirements beginning in the first quarter of fiscal 2009.
     In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, Business Combinations (revised 2007), (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, (“SFAS 141”). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. We anticipate that SFAS 141(R) will not have a material impact on our financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We anticipate that SFAS 160 will not have a material impact on our financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We anticipate that SFAS 161 will not have a material impact on our financial statements.
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
     We did not generate any significant revenues from the sale of Protandim® until the last six months of fiscal 2005. For the fiscal years ended June 30, 2007 and 2008, we generated revenues of $5,050,988 and $3,200,174, respectively. Even though we have expended in excess of $21,000,000 in research and development activities and overhead expenses since July 2003, we do not have a long operating history with revenue in excess of these costs to date. We commenced sales of our primary product, Protandim®, in February 2005. For our fiscal year ended June 30, 2007, we incurred a net loss of $3,693,578 and for fiscal year ended June 30, 2008, we incurred a net loss of $2,054,439. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional financing. Additional financing may be dilutive to our existing shareholders. If we are unable to obtain sufficient financing, or increase our revenues, we will be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
     The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of our product, as well as other dietary supplements, are subject to regulation by a number of federal, state, and local agencies, including but not limited to the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”). See “Business – Government Approval and Regulations.” These agencies have a variety of procedures and enforcement remedies available to them, including but not limited to:
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
Consumers of our products may not feel readily noticeable physiological differences after taking Protandim®.
     Apart from the changes to oxidative stress levels that may be occurring at the cellular level, consumers of our product may not feel readily noticeable physiological differences after taking Protandim®. One of our marketing challenges is educating consumers about Protandim®’s benefits and encouraging continued use of the product despite the lack of readily noticeable physiological differences. Consequently, consumers may not continue to purchase our product, which would have a material adverse affect on our business, financial condition, and results of operation.
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
     Our largest customer is GNC, which accounts for over 17% of our revenue, and the loss of GNC as a customer, or a significant reduction in purchase volume by GNC, would have a material adverse effect on our financial condition. The loss of GNC could adversely affect our financial condition.
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
     We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is approximately 1% of sales. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. We cannot guarantee, however, that future return rates or costs associated with returns do not increase.
     To date, product expiration dates have not played any role in product returns; however, it is possible they will increase in the future.
We primarily depend on a single product for our revenue.
     Protandim® is the primary product we sell and, as such, we cannot rely on a broad portfolio of other products to support our operations in the event we experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim®. We cannot assure you that Protandim® will maintain or increase its popularity.
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
We are subject to the lack of liquidity of our marketable securities investment portfolio.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Due to the economic downturn as a result of “sub-prime mortgage” problems and overall lack of liquidity in the markets, our investment portfolio could become impaired. Additionally, our cash flows could be negatively impacted by the inability to liquidate or fully utilize the portfolio as collateral for borrowing.
We may be impacted by the affects of a slow-down of the United States economic environment and potential for recession.

     The majority of our customer base is comprised of individuals dispersed throughout the United States that will be directly and negatively impacted by increased mortgage payments, foreclosures and other factors arising out of a recessionary economy, and the results of the sub-prime mortgage crisis, that restrict disposable income that is expended on our products. Should current expectations of a looming recession become fiscal fact, we could be materially and adversely affected by reductions in revenue, and the corresponding negative impact on results of operations and financial condition.
The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.
     Effective internal control over financial reporting is necessary in order to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2010. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we rapidly grow our business, the internal controls over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we, or our auditors, discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the NASDAQ Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
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
     We have attempted to protect our intellectual property rights in Protandim® through a combination of confidentiality agreements, patent applications, and other contractual provisions. The original inventors of Protandim®, William Driscoll and Paul Myhill, assigned all patent filings to LNC, our wholly owned subsidiary, and the assignment has been filed with the United States Patent and Trademark Office (“USPTO”). Our intellectual property is covered by two U.S. Patents granted on July 10, 2007 and June 10, 2008 and a U.S. utility patent application on file with the USPTO. A PCT International Patent Application is also on file. These patent applications claim the benefit of priority of seven U.S. provisional patent applications. There is no guarantee that these patent applications will be approved or that patents will be issued, or if they are, that the patents will contain all of the original claims. The loss of our intellectual property rights in our Protandim® product could permit our competitors to manufacture their own version of our product which could have a materially adverse effect on our revenues. Even if our existing patent applications are approved and patents are issued, patents only provide limited protection against infringement claims, and patent infringement suits are complex, expensive, and not always successful.
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
     As of June 30, 2008, our named executive officers, directors, and 5% stockholders beneficially owned approximately 27% of our voting power. For the foreseeable future, to the extent such shareholders vote all their shares in the same manner, they will be able to exercise control over many matters requiring approval by the board of directors or our shareholders. As a result, they will be able to:
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
     The average daily trading volume of our common stock on the over-the-counter market was approximately 45,600 shares per day over the fiscal year ended June 30, 2008. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
Our stock price may experience future volatility.
     The trading price of our common stock has historically been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. In such events, the price of our common stock would likely decline.
ITEM 7 – FINANCIAL STATEMENTS
     The information required by this item begins on page F-1 following Part III of this Report on Form 10-KSB and is incorporated into this Item 7 by reference.
ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     The Company dismissed Gordon, Hughes & Banks, LLP as the Company’s independent registered public accounting firm effective as of January 30, 2008. The Company appointed Ehrhardt Keefe Steiner & Hottman PC on January 30, 2008 as its independent registered public accounting firm for the fiscal year ended June 30, 2008, beginning for the three months ended December 31, 2007. The decision to change accountants was recommended and approved by the Company’s Board of Directors and its Audit Committee on January 30, 2008. There was no disagreement or event in connection with the Company’s change in accountants.
ITEM 8A(T) – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Company’s management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and evaluated by the Company’s management to allow management to make timely decisions regarding required disclosure.
Members of the Company’s management, including our Chief Executive Officer, David Brown, and Chief Financial Officer, Bradford Amman, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Brown and Amman concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Internal Control over Financial Reporting
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
     Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management utilized guidance provided by the Committee of Sponsoring Organizations (“COSO”) in evaluating, testing and assessing its internal controls. COSO is a voluntary private-sector organization dedicated to guiding executive management and governance entities toward the establishment of more effective, efficient, and ethical business operations on a global basis. It sponsors and disseminates frameworks and guidance based on in-depth research, analysis, and best practices. Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting.
     This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B – OTHER INFORMATION
     None.
PART III
     The information required by Part III is incorporated by reference to the information to be set forth in the sections identified below in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this annual report.
ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 10 – EXECUTIVE COMPENSATION
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

LifeVantage Corporation.
a Colorado corporation

By:	/s/ David W. Brown David W. Brown
Its:	Chief Executive Officer
Date:	September 23, 2008
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Brown, as his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ David W. Brown David W. Brown	September 23, 2008	Chief Executive Officer; Director (Principal Executive Officer)

/s/ Bradford K. Amman Bradford K. Amman	September 23, 2008	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ James D. Crapo James D. Crapo	September 23, 2008	Chairman of the Board and Director

/s/ Jack R. Thompson Jack R. Thompson	September 23, 2008	Director and Chairman of the Audit Committee

/s/ Joe M. McCord Joe M. McCord	September 23, 2008	Director

/s/ Richard D. Jones Richard D. Jones	September 23, 2008	Director

/s/ Garry Mauro Garry Mauro	September 23, 2008	Director

EXHIBIT INDEX

Exhibit
Number	Title

2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Articles of Incorporation of the Registrant, as amended (9)

3.2	Amended and Restated Bylaws of the Registrant (9)

4.01	Form of Warrant (12)

4.02	Form of Convertible Debenture (12)

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Secured Indemnification Agreement dated February 21, 2005 between Lifeline Therapeutics, Inc. and William J. Driscoll and Rosemary Driscoll (3)

10.5	Interim Executive Services Agreement between Lifeline Therapeutics, Inc. and Tatum CFO Partners, LLP dated August 1, 2005 (4)

10.6	Agreement between Lifeline Therapeutics, Inc. and William Driscoll dated July 1, 2005 (4)

10.7	Form of Placement Agent Warrant Certificate (5)

10.8	Selling Agreement dated January 14, 2005 between Lifeline Therapeutics, Inc. and Keating Securities, LLC (5)

10.9	Memorandum Agreement dated November 16, 2004 between Lifeline Nutraceuticals Corporation and The Scott Group (5)

10.10	Lifevantage Corporation 2007 Long-Term Incentive Plan (11)

10.11	Independent Contractor’s Agreement dated September 1, 2005 between Lifeline Therapeutics, Inc. and Robert Sgarlata Associates, Inc. (6)

10.12	Statement regarding Javier Baz Employment Agreement (6)

10.13	Employment Agreement dated November 28, 2005 by and between Lifeline Therapeutics, Inc. and Stephen K. Onody (7)

10.14	Employment Agreement dated January 4, 2006 by and between Lifeline Therapeutics, Inc. and Gerald J. Houston (8)

10.15	Voting Agreement and Irrevocable Proxy dated July 1, 2005 between Lifeline Therapeutics, Inc. and William Driscoll (9)

10.16	Voting Agreement and Irrevocable Proxy dated February 9, 2006 among Lifeline Therapeutics, Inc. Paul Myhill and Lisa Gail Myhill (9)

10.17	Manufacturing Agreement dated February 26, 2004 and amended on February 26, 2004 between Lifeline Therapeutics, Inc. and The Chemins Company (9)

10.18	Lease dated as of August, 2005 between Property Colorado OBJLW One Corporation and Lifeline Therapeutics, Inc. (9)

Exhibit
Number	Title

10.19	Lease dated July 1, 2008 between Bernardo Regency, L.L.C. and LifeVantage Corporation *

10.20	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company (10)

10.21	Letter Agreement dated June 1, 2007 between Aspenwood Capital and Lifevantage Corporation (12)

10.22	Letter Agreement dated September 28, 2007 between Bolder Venture Partners and Lifevantage Corporation (12)

10.23	Purchase Agreement between General Nutrition Distribution, LP and Lifevantage Corporation, dated June 21, 2006 (3)

21.1	List of subsidiaries (4)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report of Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to LifeVantage Corporation’s Current Report of Form 8-K (File No. 000-30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on May 26, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-30489), filed on November 29, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-30489), filed on January 4, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Lifevantage Corporation’s Quarterly Report on Form 10-QSB (file No. 000-30489), filed on May 14, 2007, and incorporated herein by reference.

(11)	Filed with the LifeVantage Proxy on Form 14-A (File No. 000-30489) dated October 20, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Lifevantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

*	Filed herewith.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
LifeVantage Corporation
San Diego, California
We have audited the accompanying consolidated balance sheet of LifeVantage Corporation and subsidiary as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiary as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
September 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lifevantage Corporation
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheet of Lifevantage Corporation as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifevantage Corporation as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
October 10, 2007

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$196,883	$160,760
Marketable securities, available for sale	1,100,000	—
Accounts receivable, net	98,008	398,463
Inventory	104,415	27,834
Deferred expenses	72,049	117,807
Deposit with manufacturer	277,979	388,791
Prepaid expenses	124,049	60,175

Total current assets	1,973,383	1,153,830

Long-term assets
Property and equipment, net	63,559	108,915
Intangible assets, net	2,270,163	2,311,110
Deferred debt offering costs, net	193,484	—
Deposits	48,447	340,440

TOTAL ASSETS	$4,549,036	$3,914,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving line of credit and accrued interest	$166,620	$—
Accounts payable	139,803	148,699
Accrued expenses	338,268	230,811
Deferred revenue	510,765	818,250
Capital lease obligations, current portion	846	2,301

Total current liabilities	1,156,302	1,200,061

Long-term liabilities
Capital lease obligations, net of current portion	—	846
Convertible debt, net of discount	223,484	—

Total liabilities	1,379,786	1,200,907

Commitments and contingencies
Stockholders’ equity
Preferred stock - par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, - par value $.001, 250,000,000 shares authorized and 24,766,117 and 22,268,034 issued and outstanding as of June 30, 2008 and 2007, respectively	24,766	22,268
Additional paid-in capital	17,902,840	15,395,037
Accumulated (deficit)	(14,758,356)	(12,703,917)

Total stockholders’ equity	3,169,250	2,713,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,549,036	$3,914,295

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2008	June 30, 2007

Sales, net	$3,200,174	$5,050,988
Cost of sales	695,386	1,022,792

Gross profit	2,504,788	4,028,196

Operating expenses:
Marketing and customer service	1,655,461	2,991,302
General and administrative	2,108,338	4,355,803
Research and development	324,106	245,561
Depreciation and amortization	219,690	92,433
Loss on disposal of assets	—	105,621

Total operating expenses	4,307,595	7,790,720

Operating (loss)	(1,802,807)	(3,762,524)

Other income and (expense):
Interest income	45,315	71,105
Interest (expense)	(296,947)	—
Other (expense)	—	(2,159)

Total other (expense) income	(251,632)	68,946

Net (loss)	$(2,054,439)	$(3,693,578)

Net (loss) per share, basic and diluted	$(0.09)	$(0.17)

Weighted average shares outstanding, basic and diluted	22,710,096	22,268,034

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended June 30, 2008 and 2007

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid In Capital	Income/(loss)	Deficit	Total	Income
Balances, July 1, 2006	22,117,992	$22,118	* $14,018,487	$(55,607)	$(9,010,339)	$4,974,659

Unrealized (gain) on securities available for sale				55,607		55,607	55,607

Options/Warrants issued for services			1,345,200			1,345,200

Stock issued for services	150,042	150	31,350			31,500
Net (loss)					(3,693,578)	(3,693,578)	(3,693,578)

Balances, June 30, 2007	22,268,034	$22,268	$15,395,037	$0	$(12,703,917)	$2,713,388	$(3,637,971)

*	Restated
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended June 30, 2008 and 2007

	Common	Stock	Additional	Accumulated		Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Total	Income
Balances, July 1, 2007	22,268,034	$22,268	$15,395,037	$(12,703,917)	$2,713,388

Options/Warrants issued for services			436,104		436,104

Exercise of options and warrants	1,548,083	1,548	452,023		453,571

Stock issued for services	150,000	150	41,849		41,999

Net (loss)				(2,054,439)	(2,054,439)	(2,054,439)

Warrants issued pursuant to Private Placement			681,067		681,067

Beneficial Conversion Feature			737,560		737,560

Conversion of debt to equity	800,000	800	159,200		160,000

Balances, June 30, 2008	24,766,117	$24,766	$17,902,840	$(14,758,356)	$3,169,250	$(2,054,439)

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net (loss)	$(2,054,439)	$(3,693,578)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation and amortization	219,690	92,432
Loss on disposition of assets	—	103,819
Stock based compensation to employees	322,150	1,199,440
Stock based compensation to non-employees	155,953	177,110
Non-cash interest expense from convertible debentures	209,230	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	300,455	(290,571)
(Increase)/decrease in inventory	(76,581)	17,167
Decrease in deposits to manufacturer	110,812	166,510
(Increase)/decrease in prepaid expenses	(63,874)	256,484
Decrease/(increase) in deposits	291,993	(23,819)
(Decrease) in accounts payable	(8,896)	(465,134)
Increase/(decrease) in accrued expenses	107,457	(168,494)
(Decrease) in deferred revenue	(307,485)	(326,700)
Decrease in deferred expenses	45,758	34,870

Net Cash (Used) by Operating Activities	(747,777)	(2,920,464)

Cash Flows (Used)/Provided by Investing Activities:
(Purchase) of marketable securities	(1,525,000)	—
Redemption of marketable securities	425,000	3,064,180
(Purchase) of equipment	(11,808)	(60,166)
(Purchase) of intangible assets	(58,490)	(149,068)

Net Cash (Used)/Provided by Investing Activities	(1,170,298)	2,854,946

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit and accrued interest	166,620	—
Principal payments under capital lease obligation	(2,301)	(1,984)
Proceeds from margin debt	—	2,093,101
Repayment from margin debt	—	(2,093,101)
Issuance of common stock	453,571	150
Private placement fees	(153,692)	—
Proceeds from issuance of private placement of convertible debentures & warrants	1,490,000	—

Net Cash Provided/(Used) by Financing Activities	1,954,198	(1,834)

Increase/(decrease) in cash and cash equivalents	36,123	(67,352)
Cash and Cash Equivalents – beginning of period	160,760	228,112

Cash and Cash Equivalents – end of period	$196,883	$160,760

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2008	June 30, 2007

Non Cash Investing and Financing Activities:
Conversion of long-term debt to equity	$160,000	$—

Warrants issued for private placement fees for convertible debentures	$94,488	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$87,718	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Basis of Presentation:
     Lifevantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to Lifevantage Corporation in November 2006. The Company is in the business of marketing and selling its primary product Protandim® to individuals throughout the United States of America and certain foreign countries. The Company began selling to individuals during the fiscal year ended June 30, 2005 and to retail stores beginning in fiscal year 2006. The Company’s principal operations are located in San Diego, California.
     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. The shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction. The financial statements presented reflect the consolidated operations of both LifeVantage and LNC for the two years ended June 30, 2008 and June 30, 2007.
     Liquidity and management’s plans for operations
     As shown in the accompanying financial statements, the Company incurred net losses of ($2,054,439) and ($3,693,578) for the years ended June 30, 3008 and 2007 respectively. In addition, the Company reported net cash used by operating activities of ($739,389) for the year ended June 30, 2008 compared with cash used by operations of ($3,128,090) during fiscal year ended June 30, 2007.
     To address these losses, management began a turn-around strategy in January 2007 to reduce operating expenses while implementing new customer service retention and recapture programs. Management’s cost containment and reduction measures and new plans under this strategy include the following:
•
The Company re-evaluated its marketing programs and has either cancelled or allowed to expire various marketing and positioning contracts, replacing them with a more targeted advertising plan. The marketing plan can be expanded or contracted according to available cash flows. Cash flow savings from changing from the Company’s previous national print and radio marketing programs to the Company’s more targeted marketing approach were approximately $1,600,000 per year.

•
Beginning during fiscal 2007, in effort to cut expenses, several employees were terminated and consultant contracts were allowed to expire without renewal and management has balanced corporate responsibilities among remaining personnel. Cash flow savings from changes to the Company’s current personnel were approximately $1,100,000 per year.

•
The Company re-evaluated its consultant contracts including web hosting and call center operations and has either cancelled various contracts or allowed them to expire and replaced them with more cost-efficient contracts. Cash flow savings from the expiration or termination of the Company’s consultant contracts were approximately $400,000 per year.

•
In January 2008, the Company hired David Brown as its President and CEO in an effort to grow sales and add new revenue streams. Mr. Brown has vast nutraceutical industry experience and a proven track record of strong revenue growth with other companies he has previously led.

•
The Company has adopted new marketing promotions as well as new customer service retention and recapture programs. Such programs are not expected to increase sales immediately but are expected to reduce direct sales erosion experienced in fiscal 2007. Sales increases are expected to result from the redesign of Company’s product website and enhanced direct to consumer marketing, as well as expansion into the natural product market with contracts with several well-known natural foods retailers and brokers.

•
The Company has retained the services of Peter Baloff, an award winning producer and director, who has produced over 200 commercials and sales films for companies including Princess Cruises, Hallmark, Colombia Pictures, Universal Pictures, CBS, NBC and Capitol Records. Mr. Baloff produced 1-minute, 2-minute and 5-minute spots for LifeVantage, which have been aired on the Biography Channel, Fit-TV, Food-TV, The Learning Channel, and the Travel Channel.

     Effective September 26, 2007 and October 31, 2007, the Company issued debentures convertible into the Company’s common stock in a private placement offering. The net proceeds received by the Company of approximately $1,328,000 are being used to expand marketing efforts, scientific studies, intellectual property protection, as well as to provide the Company with additional working capital. The additional funding improved the Company’s liquidity position from June 30, 2007 levels and allowed the Company to pursue plans for generating additional revenue while monitoring cash outflow. However, there can be no assurance that these cost reduction and containment measures will result in positive cash flow.
Note 2 - Summary of Significant Accounting Policies
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
Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct customer return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 1% of sales. As of June 30, 2008 and June 30, 2007, the Company’s reserve balance for returns and allowances was approximately $97,700 and $112,600, respectively.
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
     In July 2006, LifeVantage entered into an agreement with CVS/pharmacy (“CVS”) for the sale of Protandim® throughout the CVS store network. The Company agreed to accept, pursuant to a return authorization, a portion of the product from CVS stores that had not been sold through this retail channel. During fiscal year ended June 30, 2008, sufficient bottles were received from CVS to offset the receivable from CVS and both parties agreed to waive any further obligations from the other party and the supply arrangement was terminated.
Accounts Receivable
     The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had one national retail distributor, GNC, and several regional natural products distributors as of June 30, 2008. Two of the Company’s retail distributors comprise 13% and 27% of the Company’s accounts receivable balance as of June 30, 2008. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
     For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct sales as of June 30, 2008. For direct sales, there is no bad debt expense for the fiscal years ended June 30, 2008 or June 30, 2007.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The contract with the manufacturer can be terminated by either party with 90 days written notice. As of June 30, 2008 and June 30, 2007, inventory consisted of:

	June 30,
	2008	2007
Finished goods	$87,393	$10,947
Packaging supplies	17,022	16,887

Total inventory	$104,415	$27,834

Earnings per share
     Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 48.7 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for years ended June 30, 2008 and June 30, 2007, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2008 and June 30, 2007 were $324,106 and $245,561, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the years ended June 30, 2008 and June 30, 2007 were $742,989 and $1,264,872, respectively. The lower fiscal 2008 advertising costs were a result of cost containment measures taken.
Cash and Cash Equivalents
     The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”).
Marketable Securities
     From time to time, the Company has invested in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. As the auction process for resetting interest rates has ceased as of mid-February 2008, we have been notified by several of the Corporate entities that have issued ARPS of plans to refinance these instruments. The Company considered its investment in these instruments as marketable securities available for sale. Based upon the most current information, we believe that these securities will settle within the next twelve months. As such, these securities have been classified as current. In accordance with SFAS 115, the Company classified the investment as “available for sale” securities.
     These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. As noted above, the Company considers these securities as current assets, however, future economic events could cause a portion of these to be classified as long-term. The Company continues to consider these holdings as having an insignificant risk of change in value due to their underlying issuers, and the Company is currently taking advantage of higher interest yields as a result of the failed auctions.
     The Company did not record any liquidity impairment related to these investments as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
     In the third quarter of our fiscal year 2008, the Company established a margin account to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was slightly less than the interest being earned.
   Investment in marketable securities are summarized as follows as of fiscal 2008 and 2007:

	Unrealized	Estimated Fair
	(Loss)	Value
As of June 30, 2008
Available for sale securities
	$—	$1,100,000

As of June 30, 2007
Available for sale securities
	—	—

Deposit with Manufacturer
     At June 30, 2008, the Company had a deposit of $277,979 with its contract manufacturer. At June 30, 2007, the Company had a deposit of $388,791 with its contract manufacturer for acquisition of raw materials and production of finished product. Throughout fiscal 2008 and 2007, the Company offset reductions in the deposit against the trade payable to the manufacturer as purchases of product occurred. As of June 30, 2008, the trade payable to the contract manufacturer was approximately $14,600.
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

	June 30,
	2008	2007
Equipment	$159,490	$148,899
Software	60,925	59,708
Accumulated depreciation	(156,856)	(99,692)

Property and equipment, net	$63,559	$108,915

Goodwill and Other Intangible Assets
          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
As of June 30, 2008 and June 30, 2007 intangible assets consisted of:

	June 30,
	2008	2007
Patent costs	$2,246,074	$2,203,659
Trademark costs	123,526	107,451
Amortization of patents & trademarks	(99,437)	—

Intangible assets, net	$2,270,163	$2,311,110

Patents
     The primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price has been allocated entirely to patent costs.
     In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of June 30, 2008, two U.S. patents have been granted and amortization of these commenced upon the date of the grant and will continue over their remaining legal lives.
Impairment of Long-Lived Assets
     Pursuant to guidance established in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.
     The recurring losses experienced by the Company have resulted in management’s assessment of impairment with respect to the capitalized patent costs. Analysis generated for this assessment concluded that sales volumes, less the cost of manufacturing the product sold and less the marketing and sales cost of generating the revenues, support management’s conclusion that no impairment to the capitalized patent costs has occurred as of June 30, 2008.
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
Concentration of Credit Risk
     Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, (“SFAS 105”), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2008, the Company had approximately $1,100,000 with one financial institution in an investment management account.
Stock-Based Compensation
     The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”).
     Effective July 1, 2006, the Company adopted SFAS 123(R) for all options and warrants granted to employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the year ended June 30, 2008, stock based compensation of $478,103, was reflected as an increase to additional paid in capital. Of the total $478,103 stock based compensation, $322,150 was employee related and $155,953 was non-employee related.

     In an effort to advance the interests of the Company and its shareholders, the Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.47 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of June 30, 2008, net of awards expired, is for the purchase of 3,634,365 shares of the Company’s common stock.
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
     In certain circumstances, the Company issued common stock for invoiced services, to pay contractors and vendors and in other similar situations. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
     Compensation expense was calculated using the fair value method during the fiscal years ended June 30, 2008 and 2007 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the years ended June 30, 2008 and 2007:
1.	risk-free interest rate of between 2.31 and 4.26 percent in fiscal 2008 and between 4.54 and 4.97 in fiscal year 2007.

2.	dividend yield of -0- percent in fiscal 2008 and 2007;

3.	expected life of 3 - 6 years in fiscal 2008 and 2007;

4.	a volatility factor of the expected market price of the Company’s common stock of 74 percent in fiscal 2008 and 2007.
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
     We analyze convertible debentures under the guidance provided by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially

Settled in, a Company’s Own Stock, (“EITF 00-19”) and Emerging Issues Task Force Issue No. 05-02, Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19, (“EITF 05-02”) and review the appropriate classification under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and EITF 00-19.
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
     Certain instruments, including convertible debt and equity instruments and the freestanding warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential penalties are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, (“SFAS 5”).
     When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature, in accordance with Emerging Issues Task Force Issue No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-05”), and Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”). When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.
     When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
Reclassification
     Certain prior period amounts have been reclassified to comply with current period presentation.
Segments of an Enterprise and Related Information
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.
Comprehensive Income
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”), requires the presentation and disclosure of all changes in equity from non-owner sources as “Comprehensive Income”. The Company had comprehensive income/(loss) for the years ended June 30, 2008 and 2007 of ($2,054,439) and ($3,637,971), respectively.
Effect of New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), and is effective for financial statements for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company will adopt SFAS 157 and follow its disclosure requirements beginning first quarter of fiscal 2009.
     In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, Business Combinations (revised 2007), (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, (“SFAS 141”). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. We anticipate that SFAS 141(R) will not have a material impact on our financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009, and early adoption is prohibited. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We anticipate that SFAS 160 will not have a material impact on our financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We anticipate that SFAS 161 will not have a material impact on our financial statements.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 – Accounting for Intellectual Property
     Long-lived assets of the Company are reviewed as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.
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
     In addition, the Company has reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the convertible debentures, including the holder’s right to demand redemption in certain circumstances, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. The Company has reviewed these embedded derivative instruments to determine whether they should be separated from the convertible debentures. However, the Company does not believe that the value of these derivative instrument liabilities is material.
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
     Effective interest associated with the convertible debentures totaled $296,948, of which $159,443 related to the amortization of the debt discount and $137,505 related to acceleration of the beneficial conversion feature from the conversion of debt to equity for the fiscal year June 30, 2008, and none for the fiscal year June 30, 2007. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,567 was paid for commissions and expenses incurred in the private placement offering which is being amortized over the term of the convertible debentures on a straight-line basis. As of June 30, 2008, the Company had recorded amortization expense of $63,083.
Note 5 – Line of Credit
     During the fiscal year, the Company established a line of credit of approximately $550,000 to borrow against its marketable securities. The interest rate charged through June 30, 2008, 4.47 percent, is 0.53 percentage points below the highest published Wall Street Journal Prime Rate, which was 5.0 percent as of June 30, 2008. As of June 30, 2008, the Company has borrowed $166,620 from the line.
Note 6 – Stockholders’ Equity
          Effective July 1, 2006, the Company adopted SFAS 123(R) for employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2008 and 2007, stock based compensation of $478,103 and $1,345,200, respectively, was reflected as an increase to additional paid in capital. Of the $478,103 stock based compensation for the fiscal year June 30, 2008, $322,150 was employee related and $155,953 was non-employee related. For the fiscal year ended June 30, 2007 stock based compensation of $1,199,440 was employee related and $145,760 was non-employee related.
     During the fiscal year ended June 30, 2008, the Company granted warrants and options to consultants for services rendered, under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Warrants to purchase 1,645,000 shares of the Company’s common stock were granted to various consultants for marketing and advertising services rendered to the Company during the fiscal year ended June 30, 2008.
     Effective as of June 28, 2007, the Company offered to reprice warrants to purchase 6,001,866 shares of our common stock issued to investors in 2005 pursuant to a private placement offering (“2005 warrants”). The 2005 warrants were originally exercisable at $2.00 and $2.50 per share by the warrant holder and were repriced to be exercisable at $0.30 per share upon the execution of a warrant amendment by the Company and the warrant holder. As of June 30, 2008, holders of 2005 warrants to purchase 3,395,706 shares of the Company’s common stock had executed a warrant amendment, and 2005 warrants to purchase 3,395,706 shares of the Company’s common stock had been repriced to be exercisable at $0.30 per share. As of June 30, 2008, 2005 warrants to purchase 1,283,083 shares of the Company’s common stock had been exercised at $0.30 per share. The unexercised 2005 warrants expired on April 18, 2008.
     The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2008, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Board of Directors.
Note 7 – Stock Option Grants and Warrants
     Stock Option Grants – During the year ended June 30, 2008, the Company granted stock options to various employees and directors of the Company. The options granted the right to purchase shares of the Company’s common stock at prices between $0.21 and $0.75 per share. The options are not transferable and expire on various dates through June 27, 2018. The Company adopted SFAS 123(R) effective July 1, 2006 under the modified prospective method and values stock option compensation using the fair value method.
     During the year ended June 30, 2007, the Company granted stock options to various employees and directors of the Company. These options granted the right to purchase shares of the Company’s common stock at prices between $0.19 and $0.76 per share.

     Warrants – At June 30, 2008, 11,275,080 warrants to purchase the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2008 are at exercise prices ranging between $0.23 and $0.35 with a weighted average exercise price of $0.30 and expiration dates ranging from April 17, 2011 to February 21, 2013. The warrants granted during year ended June 30, 2007 are at exercise prices ranging between $0.18 and $6.00 with a weighted average exercise price of $0.58 and expiration dates ranging from July 31, 2008 to February 22, 2012.
The following is a summary of stock options and warrants granted for the years ended June 30, 2008 and 2007.

	Options	Warrants	Exercise Price

Outstanding and exercisable, June 30, 2006	1,716,000	6,169,294	$2.55

Granted	2,518,321	1,512,088	$0.59
Cancelled	—	—	$—
Exercised	—	—	$—
Expired	(1,334,290)	—	$2.78

Outstanding and exercisable, June 30, 2007	2,900,031	7,681,382	$2.01

Granted	2,805,000	9,882,992	$0.35
Cancelled	—	—	$—
Exercised	(115,000)	(1,433,083)	$0.29
Expired	(1,955,666)	(4,856,211)	$0.68

Outstanding and exercisable, June 30, 2008	3,634,365	11,275,080	$0.37

	Options	Warrants

Year ended June 30, 2007:

Weighted average exercise price	$1.66	$1.89

Weighted average remaining contractual life (years)	8.7	2.4
Weighted average fair value of options and warrants granted during 2007	$1.66	$1.89

Year ended June 30, 2008:

Weighted average exercise price	$0.45	$0.35

Weighted average remaining contractual life (years)	9.2	3.9
Weighted average fair value of options and warrants granted during 2008	$0.38	$0.30
Note 8 – Fair Value of Financial Instruments
     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2008 and

2007. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
     Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these financial statements because of their short maturities.
Note 9 – Income Taxes
     As of June 30, 2008, the Company had a net operating loss (“NOL”) carry-forward of approximately $7,500,000. At June 30, 2007, the Company had an NOL carry-forward of approximately $5,900,000. The NOL may be offset against future taxable income, if any, through the year ended June 30, 2028. A portion of the net operating loss carryforward begins to expire in 2011, are subject to review by the Internal Revenue Service, and may be subject to U.S. Internal Revenue Code Section 382 limitations. During fiscal year 2009, $658,000 of the Company’s $673,000 charitable contributions carryforward begins to expire.
     The income tax expense (benefit) for the years ended June 30 consists of the following:

	2008	2007
Current taxes	$—	$—

Deferred taxes	46,000	(880,000)
Less: valuation allowance	(46,000)	880,000

Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended June 30, 2008 and 2007 differs from the U.S. Federal statutory income tax rate due to the following:

	2008	2007
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes	(3.06%)	(3.06%)
Tax return to provision true-up	36.13%	—
Permanent differences – interest on convertible debt	3.18%	14.25%
– other	—	(1.03%)
Increase in valuation allowance	(2.25%)	23.84%

Net income tax provision (benefit)	—	—

     The components of the deferred tax assets and liabilities as of June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Federal and state net operating loss carryovers	$2,767,000	$2,241,000
Contribution carryover	249,000	260,000
Deferred revenue net of deferred expenses	163,000	271,000
Stock option compensation	148,000	—
Accrued interest & allowance for returns	114,000	—

Deferred tax asset	$3,441,000	$2,772,000

Deferred tax liabilities:
Deferred debt offering costs	$(72,000)	$—
State income taxes	—	(75,000)
Patents and trademarks	(720,000)	—
Property & equipment	—	(2,000)

Total deferred liabilities	(792,000)	(77,000)

Net deferred tax asset	2,649,000	2,695,000
Less: valuation allowance	(2,649,000)	(2,695,000)

Deferred tax liability	$—	$—

     The Company has provided a valuation allowance for the deferred tax asset at June 30, 2008, as the likelihood of the realization of the tax benefit of the net operating loss carryforward cannot be determined. The valuation allowance decreased by approximately $46,000 for the year ended June 30, 2008 and the valuation allowance increased by approximately $880,000 for the year ended June 30, 2007.
     On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no uncertain tax positions and have fully reserved against the Company’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that may occur within the next twelve months. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service include returns for fiscal years June 30, 2005, 2006 and 2007 and the open tax years by state tax authorities include returns for fiscal years June 30, 2004, 2005, 2006 and 2007. Adoption of FIN 48 did not have a material impact on LifeVantage’s financial position.
Note 10 – Commitments and Contingencies
     In August 2005, the Company entered into a 36-month lease for its office facilities. The terms of the agreement required a $35,688 prepayment of rent for 5,736 square feet, with rents ranging from $9,560 to $10,038 over the term of the lease. Associated with this lease, the Company also tendered a $30,144 security deposit for which two-thirds, or $20,096, was returned to the Company. The remaining one-third of the deposit is expected to be received within the next three months. The Company was responsible for payments such as maintenance charges, property tax, bookkeeping, insurance, and management fees. Rent expense totaled $123,457 and $117,235 for the years ended June 30, 2008 and 2007, respectively.
     The lease for the Greenwood Village office expired July 31, 2008 and the Company entered a five (5) year lease in San Diego, California. Pursuant to the agreement, we prepaid rent of $7,850. Monthly rent payments begin July 1, 2008 are as follows: $7,850 for July, 2008 rent is abated during the months of August, September and October 2008, $7,850 for November 2008 through June 2009; $8,125 from July 2009 through June 2010; $8,409 from July 2010 through June 2011; $8,073 from July 2011 through June 2012; and $9,008 from July 2012 through June 2013.
     Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2009	$70,650
2010	97,494
2011	100,907
2012	104,439
2013	108,094

Total future minimum Lease payments	$481,584

     In addition, the Company entered into a six-month sublease for office space in Littleton, Colorado at a monthly rate of $842 per month effective July 7, 2008. Effective July 16, 2008, the Company entered into a lease agreement for additional adjoining space for three months at a rate of $630 per month. The terms of the agreement provide for month to month rent after the initial lease term.
Note 11 – Interim Financial Results (Unaudited)
     The following summarizes selected quarterly financial information for each of the last two years for the periods ended June 30, 2008 and 2007:
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in ‘000’s except per share data)

					Year
	Quarter				ended
Year ended June 30, 2008	First	Second	Third	Fourth	June 30, 2008

Sales, net	$807.3	$796.4	$783.9	$812.6	$3,200.2
Gross profit	630.0	610.4	609.1	655.3	2,504.8
Net income (loss)	$(298.7)	$(401.8)	$(604.7)	$(749.2)	$(2,054.4)

Per common share:
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.09)

					Year
	Quarter				ended
Year ended June 30, 2007	First	Second	Third	Fourth	June 30, 2007

Sales, net	$2,075.5	$1,136.8	$995.3	$843.4	$5,051.0
Gross profit	1,699.9	887.6	781.7	659.0	4,028.2
Net income (loss)	$(820.2)	$(1,765.0)	$(582.3)	$(526.1)	$(3,693.6)

Per common share:
Loss per share, basic and diluted	$(0.04)	$(0.08)	$(0.03)	$(0.02)	$(0.17)
Note 12 – Subsequent Event
     Effective July 1, 2008, the Company entered into a manufacturing and supply agreement with Cornerstone Research & Development, Inc. (“Cornerstone”). Cornerstone formulates and manufactures hundreds of dietary supplement products, including single herb and herbal formulas, vitamins, mineral, homeopathy, and specialty formulas. Cornerstone, which has an objective of bringing products to its customers that are based on the latest science and are produced to the highest manufacturing standards, utilizes cutting-edge capabilities in research, packaging, and developing supplement products.