Form 10-Q
period 2008-09-30
Lifevantage Corp
filed 2008-11-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 000-30489
LIFEVANTAGE CORPORATION.

(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11545 W. Bernardo Court, Suite 301, San Diego, California 92127

(Address of principal executive offices)
(858) 312-8000

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2008 was 24,766,117.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
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
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our limited operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations and regulators on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against the Company;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets or other adverse effects to our business and financial position;

•	Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 6 of Part II of our report on Form 10-KSB for the year ended June 30, 2008.
          When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and June 30, 2008

	September 30, 2008	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$155,493	$196,883
Marketable Securities, available for sale	1,050,000	1,100,000
Accounts receivable, net	84,390	98,008
Inventory	121,142	104,415
Deferred expenses	—	72,049
Deposit with manufacturer	257,649	277,979
Prepaid expenses	12,543	124,049

Total current assets	1,681,217	1,973,383

Long-term assets
Property and equipment, net	51,798	63,559
Intangible assets, net	2,243,637	2,270,163
Deferred offering costs, net	171,947	193,484
Deposits	61,535	48,447

TOTAL ASSETS	$4,210,134	$4,549,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Revolving line of credit and accrued interest	$321,397	$166,620
Accounts payable	138,925	139,803
Accrued expenses	325,427	338,268
Deferred revenue	—	510,765
Capital lease obligations	215	846

Total current liabilities	785,964	1,156,302

Long-term liabilities
Convertible debt, net of discount	260,035	223,484

Total liabilities	1,045,999	1,379,786

Commitments and contingencies

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock — par value $.001, 250,000,000 shares authorized; 24,766,117 issued and outstanding as of September 30, 2008 and June 30, 2008	24,766	24,766
Additional paid-in capital	18,028,862	17,902,840
Accumulated (deficit)	(14,889,493)	(14,758,356)

Total stockholders’ equity	3,164,135	3,169,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,210,134	$4,549,036

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2008	2007

Sales, net	$1,273,502	$807,324

Cost of sales	235,539	177,303

Gross profit	1,037,963	630,021

Operating expenses:
Marketing and customer service	484,804	274,448
General and administrative	513,995	425,540
Research and development	52,555	190,630
Depreciation and amortization	40,182	38,639

Total operating expenses	1,091,536	929,257

Operating (loss)	(53,573)	(299,236)

Other income and (expense):
Interest (expense)/income	(77,562)	532

Total other (expense)/income	(77,562)	532

Net (loss)	$(131,135)	$(298,704)

Net (loss) per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and fully diluted	24,766,117	22,303,034

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net loss	$(131,135)	$(298,704)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	40,181	38,639
Stock based compensation to employees	88,000	67,487
Stock based compensation to non-employees	38,022	2,723
Non-cash interest expense from convertible debentures	36,551	1,075
Non-cash interest expense from amortization of deferred offering costs	21,537	852
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	13,618	(6,191)
(Increase)/decrease in inventory	(16,727)	5,126
Decrease in deposits to manufacturer	20,330	28,023
Decrease /(increase) in prepaid expenses	111,506	(12,376)
(Increase) in other assets	(13,088)	—
(Decrease)/increase in accounts payable	(878)	62,698
(Decrease)/increase in accrued expenses	(12,841)	172,605
(Decrease) in deferred revenue	(510,765)	(21,960)
Decrease in deferred expenses	72,049	3,554

Net Cash (Used)/Provided by Operating Activities	(243,640)	43,551

Cash Flows from Investing Activities:
Redemption of marketable securities	50,000	—
Purchase of intangible assets	(1,896)	(27,095)
Purchase of equipment	—	(122)

Net Cash Provided/(Used) by Investing Activities	48,104	(27,217)

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit	154,777	—
Principal payments under capital lease obligation	(631)	(544)
Issuance of common stock	—	10,500
Private placement fees	—	(119,193)
Proceeds from private placement of convertible debentures	—	1,075,000

Net Cash Provided by Financing Activities	154,146	965,763

(Decrease)/Increase in Cash and Cash Equivalents:	(41,390)	982,097
Cash and Cash Equivalents — beginning of period	196,883	160,760

Cash and Cash Equivalents — end of period	$155,493	$1,142,857

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$—	$67,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$27,191	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
          These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2008 included in our Annual Report on Form 10-KSB.
Note 1 — Organization and Basis of Presentation:
          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and the results of operations for the three month periods ended September 30, 2008 and 2007 and the cash flows for the three month periods ended September 30, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period.
          The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2008 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2008, and included in the Annual Report on Form 10-KSB on file with the SEC.
          On September 26, 2007 and October 31, 2007 the Company issued debentures convertible into the Company’s common stock in a private placement offering. The net proceeds received by the Company from the offering of approximately $1,328,000 are being used to expand marketing efforts, scientific studies and intellectual property protection, as well providing the Company with additional working capital. The funding significantly improved the Company’s liquidity position and has allowed the Company to pursue plans for generating additional revenue while containing cash outflow. However, there can be no assurance that revenue generation and cost containment measures will result in positive cash flow.
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

Revenue Recognition
          The Company ships the majority of its product directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct customer return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 1% of sales. As of September 30, 2008 and June 30, 2008, the Company’s reserve balance for returns and allowances was approximately $90,000 and $97,700, respectively.
          For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
          In July 2005, LifeVantage entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim®, pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. In July 2006, the Company began the recognition of revenue under the agreement with GNC on a sell through basis. As of September 30, 2008, the Company had sufficient history to develop reliable estimates of product returns. As a result, the Company recognized all previously deferred revenue, net of estimated returns and expenses. In addition, the Company will recognize sales to third party distributors, net of estimated returns, as product is shipped.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the three months ended September 2008:

	Deferred	Deferred
	Revenue	Expense

Deferred revenue and expense as of June 30, 2008	$510,765	$72,049
Recognition of revenue in the three months ended September 30, 2008 for prior period deferred sales	(510,765)	(72,049)

Deferred revenue and expense as of September 30, 2008	$—	$—

Accounts Receivable
          The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company has one national retail distributor, GNC, and several regional natural products distributors as of September 30, 2008. Our national distributor comprises 49% of the Company’s accounts receivable balance as of September 30, 2008. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
          For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct sales as of September 30, 2008. For direct sales, there is no bad debt expense for the three month period ended September 30, 2008.
Inventory
          Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of September 30, 2008 and June 30, 2008, inventory consisted of:

	September 30, 2008	June 30, 2008
Finished goods	$92,643	$87,393
Packaging supplies	11,649	17,022
Work in process	16,850	—

Total inventory	$121,142	$104,415

Loss per share
          Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 24.2 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended September 30, 2008 and 2007, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
          The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three month period ended September 30, 2008 and 2007 were $52,555 and $190,630 respectively.
Advertising Costs
          The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the three month periods ended September 30, 2008 and 2007 was $237,684 and $79,272 respectively.
Cash and Cash Equivalents
          The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Marketable Securities
          From time to time, the Company has invested in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. As the auction process for resetting interest rates has ceased as of mid-February 2008, we have been notified by several of the Corporate entities that have issued ARPS of plans to refinance these instruments. The Company has classified its investment in these instruments as marketable securities available for sale, in accordance with SFAS 115.

          These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Based upon the most current information, management believes that these securities will redeem within the next twelve months, as the Company’s ARPS continue to redeem and approximately $225,000 of the ARPS redeemed in October 2008. As such, these securities have been classified as current. However, future economic events could cause a portion of these to be classified as long-term.
          As of September 30, 2008, there has not been a change in the fair value of the securities owned. The Company is currently taking advantage of higher interest yields as a result of the failed auctions. The Company has not recorded any impairment related to these investments as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
          The Company established a line of credit to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was slightly less than the interest being earned.
     Investment in marketable securities are summarized as follows as of September 30, 2008 and June 30, 2008:

	Unrealized	Estimated Fair
	(Loss)	Value
As of September 30, 2008
Available for sale securities	$—	$1,050,000

As of June 30, 2008
Available for sale securities	$—	$1,100,000

Deposit with Manufacturer
          At September 30, 2008 and June 30, 2008, the Company had a deposit of $257,649 and $277,979, respectively, with its contract manufacturer for acquisition of raw materials and production of finished product. The Company offsets reductions in the deposit against the trade payable to the manufacturer as a purchase of product occurs. As of September 30, 2008, the trade payable to the contract manufacturer was approximately $7,080.
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

          As of September 30, 2008 and June 30, 2008, intangible assets consisted of:

	September 30,	June 30,
	2008	2008
Patent costs	$2,247,480	$2,246,074
Trademark costs	124,015	123,526
Amortization of patents & trademarks	(127,858)	(99,437)

Intangible assets, net	$2,243,637	$2,270,163

Patents
          The primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price has been allocated entirely to patent costs.
          In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of September 30, 2008, two U.S. patents have been granted and amortization of these commenced upon the date of the grant and will continue over their remaining legal lives.
Stock-Based Compensation
          In an effort to advance the interests of the Company and its shareholders, the shareholders approved and the Company adopted the 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.37 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of September 30, 2008, net of awards expired, is for the purchase of 3,022,423 shares of the Company’s common stock.
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
          In certain circumstances, the Company issued common stock for invoiced services to pay contractors and vendors, and in other similar situations. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, (“EITF 96-18”), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
          Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2008 and 2007 using the Black-Scholes option pricing model. No compensation based options were granted during the three month period ended September 30, 2008.

Warrants for the purchase of 280,000 shares were granted to consultants and Scientific Advisory Board (“SAB”) members during the three month period ended September 30, 2008. No options or warrants were granted during the three month period ended September 30, 2007. The following assumptions were used for options and warrants granted during the three month period ended September 30, 2008:
1.	risk-free interest rate of 2.42 percent;

2.	dividend yield of -0- percent;

3.	expected life of 3 years; and

4.	a volatility factor of the expected market price of the Company’s common stock of 204 percent.
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
          We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion options, that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.
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
          When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
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
Concentration of Credit Risk
          Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, (“SFAS 105”), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At September 30, 2008, the Company had approximately $1,050,000 with one financial institution in an investment management account.
Effect of New Accounting Pronouncements
          Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), for its financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exact price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices in active markets for similar assets and liabilities, quoted prices for identical            or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
Level 3 — Significant inputs to the valuation model are unobservable
          A financial asset or liability is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s Marketable Securities are required to be measured at fair value on a recurring basis, which were valued at $1,050,000 and classified as Level 2 as of September 30, 2008.
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
Note 4 — Convertible Debentures
          On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date.
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
          Effective interest associated with the convertible debentures totaled $63,742 and $1,075 for the three month periods ended September 30, 2008 and 2007, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of September 30, 2008 the Company has recorded accumulated amortization of deferred offering costs of $84,621.
Note 5 — Line of Credit
          The Company established a line of credit to borrow against its marketable securities. Under the line of credit, the Company can borrow up to 50% of the face value of its marketable securities. The line is collateralized by the marketable securities. The interest rate charged through September 30, 2008, 4.47 percent, is 0.53 percentage points below the published Wall Street Journal Prime Rate, which was 5.0 percent as of September 30, 2008. As of September 30, 2008, the Company has borrowed $321,397 including accrued interest from the line.
Note 6 — Stockholders’ Equity
          In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2008 and 2007, stock based compensation of $126,022 and $70,210 respectively, was reflected as an increase to additional paid in capital. Of the $126,022 stock based compensation for the three months ended September 30, 2008, $88,000 was employee related and $38,022 was non-employee related. For the three months ended September 30, 2007, stock based compensation of $67,487 was employee related and $2,723 was non-employee related.
          Warrants for the purchase of 280,000 shares of the Company’s common stock were granted to consultants for services rendered during the three month period ended September 30, 2008; no options were granted to employees during the same period. The value of these warrants was estimated at $49,235, and are being expensed over the service period.

          The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2008, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, as well as the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as the Financial Statements and related notes in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 and the risk factors discussed therein. The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those contained in such forward-looking statements. We began significant sales of Protandim in the fourth quarter ended June 30, 2005.
Overview
          This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
          At present, we primarily sell a single product, Protandim®. We developed Protandim®, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of antioxidant enzymes including superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim® is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim® has been selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen in the formulation.
          We commenced sales of an Omega 3 fish oil product containing EPA and DHA during fiscal 2008, but to date, sales have been negligible. In the future, we expect to explore additional natural products that fit within our business model.
          We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim in the fourth quarter ended June 30, 2005. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not been successful in developing a marketing message that has resonated with the target audience. Protandim® sales totaled approximately $1,274,000 for the three month period ended September 30, 2008 including $511,000 of previously deferred revenue.
          During the three months ended September 30, 2008, the Company has recognized all deferred revenue and expenses from GNC and Vitamin Cottage, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (“SAB 104”). Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, sales for the three months ended September 30, 2008 were approximately $763,000.
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
          We have taken steps that we believe will help increase sales. Such steps include the addition of new marketing personnel and industry experts, entering into license agreements, expanding distribution, re-vamping our internet strategy, launching a direct response TV campaign and entry into the network marketing sales channel. In addition, we also are working on developing and improving investor relations.
Recent Developments
Entry into the Network Marketing Sales Channel
          On October 29, 2008, the Company announced that it will be entering the network marketing sales channel via independent distributorships. Network marketing is a fast growing sales channel for dietary supplements and allows distributors the opportunity to fully explain the benefits and uses of Protandim®. In addition to the independent distributorships, the Company will continue to sell Protandim® through its retail and direct to consumer channels.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
          Sales We generated net sales from the sale of our product, Protandim®, of approximately $763,000 and recognized $511,000 of previously deferred revenue, or approximately $1,274,000, during the three months ended September 30, 2008 and approximately $807,000 during the three months ended September 30, 2007.
          The Company recognized previously deferred revenue from its distributor sales during the three months ended September 30, 2008. Previously, the Company recognized revenue only on a sell-through basis to its largest retail distributor as that distributor sold product to its customers.
          Gross Margin Our gross profit percentage for the three month periods ended September 30, 2008 and 2007 was 82% and 78%, respectively. The higher gross margin in 2008 was primarily due to the recognition of previously deferred higher margin retail revenue.
          Operating Expenses Total operating expenses for the three months ended September 30, 2008 were approximately $1,092,000 as compared to operating expenses of approximately $929,000 for the three months ended September 30, 2007. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased due to additional marketing related costs.
          Marketing and Customer Service Expenses Marketing and customer service expense increased from approximately $274,000 in the three months ended September 30, 2007 to approximately $485,000 in the three months ended September 30, 2008. This increase was due to additional advertising, website redevelopment and consulting fees.
          General and Administrative Expenses Our general and administrative expense increased from approximately $426,000 in the three months ended September 30, 2007 to approximately $514,000 in the three months ended September 30, 2008. The increase is due to higher stock related compensation offset by a reduction in legal expenses during the three months ended September 30, 2008.
          Research and Development Our research and development expenditures decreased from $191,000 in the three months ended September 30, 2007 to approximately $53,000 in the three months ended September 30, 2008 as a result of a decrease in accrued research and development expenses related to the development and documentation of the efficacy of Protandim®.
          Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $39,000 during the three months ended September 30, 2007 to approximately $40,000 in the three months ended September 30, 2008.
          Net Other Income and Expense We recognized net other expenses of approximately $78,000 during the three months ended September 30, 2008 as compared to net other income of approximately $500 during the three months ended September 30, 2007. This change is largely the result of increased interest expenses from the 2007 private placement of convertible debentures.
          Net Loss The Company’s net loss was approximately $(131,000) for the three month period ended September 30, 2008 compared to a net loss of approximately $(299,000) for the three month period ended September 30, 2007, primarily as a result of the recognition of approximately $511,000 of previously deferred revenue. Excluding the impact of the recognition of deferred revenue and expense, the net loss for the three month period ended September 30, 2008 was approximately $(570,000).

          Our ability to finance future operations will depend on our existing liquidity (discussed in more detail below) and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, we believe that the Company has sufficient funds to operate our business at its current level through at least June 30, 2009. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we may incur.
Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 private placement.
          At September 30, 2008, our available liquidity was approximately $1,205,000, including available cash and cash equivalents. This represented a decrease of approximately $92,000 from the approximately $1,297,000 in cash and cash equivalents as of June 30, 2008. During the three months ended September 30, 2008, our net cash used by operating activities was approximately $244,000 as compared to net cash provided by operating activities of approximately $44,000 during the three months ended September 30, 2007. The Company’s cash used by operating activities during the three month period ended September 30, 2008 increased primarily as a result of increased expenditures.
          During the three months ended September 30, 2008, our net cash provided by investing activities was approximately $48,000, due to the redemption of marketable securities. During the three months ended September 30, 2007, our net cash used by investing activities was approximately $27,000, primarily due to the acquisition of intangible assets.
          Cash provided by financing activities during the three months ended September 30, 2008 was approximately $154,000, compared to approximately $966,000 during the three months ended September 30, 2007. Cash provided from financing activities during the three month period ended September 30, 2008 was due to proceeds from the revolving line of credit. Cash provided from financing activities during the three months ended September 30, 2007 was due to proceeds from the 2007 private placement.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes ARPS of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Based upon recent redemptions which were $225,000 in October 2008, we have classified the ARPS as current assets; however, future economic events could cause a portion of these to be classified as long term.
          At September 30, 2008, we had working capital (current assets minus current liabilities) of approximately $895,000, compared to working capital of approximately $817,000 at June 30, 2008. The increase in working capital was due to the recognition of previously deferred revenue offset by increased advertising and marketing spending.
          We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our cash operating expenses accordingly. Cash generated from operations has been insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be dilutive to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses. These measures have reduced the scope of our planned operations during the later part of fiscal 2007 and 2008 by reducing our advertising budget to promote Protandim®. If we are unable to increase revenues as planned, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
          Allowances for Product Returns We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product. Our return rate is approximately 1% of sales.
          We offer a 30-day, money back unconditional guarantee to all direct customers. As of September 30, 2008, our September 2008 direct sales shipments of approximately $228,000 were subject to the money back guarantee. We also replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible.
          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $90,000 on September 30, 2008, compared with approximately $98,000 on June 30, 2008. The reduction in the reserve is primarily due to the return of bottles from a retail distributor. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of September 30, 2008 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.

          Revenue Recognition We ship the majority of our product directly to the consumer via United Parcel Service and receive substantially all payment for these shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on direct sales orders placed by customers. After 30 days, we do not refund direct sales customers for returned product. We have experienced monthly returns on direct sales orders approximating less than 1 percent of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped and title and risk of loss passes to the customer.
          For retail customers, the Company analyzes its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns.
          The Company recognized previously deferred retail revenue and its related costs during the three month period ended September 30, 2008, as it has sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its largest retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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

Item 4T. Controls and Procedures
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
Members of the Company’s management, including our Chief Executive Officer, David Brown, and Chief Financial Officer, Bradford Amman, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Brown and Amman concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIFEVANTAGE CORPORATION
Date: November 14, 2008	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	/s/ Bradford K. Amman
Bradford K. Amman
Chief Financial Officer (Principal Financial Officer)