Form 10-Q
period 2008-12-31
Lifevantage Corp
filed 2009-02-13
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of December 31, 2008 was 24,766,117.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2008	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$99,340	$196,883
Marketable Securities, available for sale	750,000	1,100,000
Accounts receivable, net	65,751	98,008
Inventory	76,226	104,415
Deferred expenses	—	72,049
Deposit with manufacturer	265,202	277,979
Prepaid expenses	16,354	124,049

Total current assets	1,272,873	1,973,383

Long-term assets
Property and equipment, net	59,436	63,559
Intangible assets, net	2,222,037	2,270,163
Deferred offering costs, net	150,410	193,484
Deposits	31,009	48,447

TOTAL ASSETS	$3,735,765	$4,549,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Revolving line of credit and accrued interest	$250,086	$166,620
Accounts payable	145,018	139,803
Accrued expenses	345,436	338,268
Deferred revenue	—	510,765
Capital lease obligations	—	846

Total current liabilities	740,540	1,156,302

Long-term liabilities
Convertible debt, net of discount	307,039	223,484

Total liabilities	1,047,579	1,379,786

Commitments and contingencies

Stockholders’ equity
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock — par value $.001, 250,000,000 shares authorized; 24,766,117 issued and outstanding as of December 31, 2008 and June 30, 2008	24,766	24,766
Additional paid-in capital	18,118,930	17,902,840
Accumulated (deficit)	(15,455,510)	(14,758,356)

Total stockholders’ equity	2,688,186	3,169,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,735,765	$4,549,036

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales, net	$578,457	$796,409	$1,851,959	$1,603,733
Cost of sales	127,546	186,019	363,085	363,322

Gross profit	450,911	610,390	1,488,874	1,240,411

Operating expenses:
Marketing and customer service	322,065	388,673	806,869	663,121
General and administrative	496,831	478,982	1,010,826	904,522
Research and development	65,960	28,259	118,515	218,889
Depreciation and amortization	39,246	39,767	79,428	78,406

Total operating expenses	924,102	935,681	2,015,638	1,864,938

Operating (loss)	(473,191)	(325,291)	(526,764)	(624,527)

Other income and (expense):
Interest (expense), net	(92,823)	(76,488)	(170,385)	(75,956)

Total other (expense)	(92,823)	(76,488)	(170,385)	(75,956)

Net (loss)	$(566,014)	$(401,779)	$(697,149)	$(700,483)

Net (loss) per share, basic and diluted	($0.02)	($0.02)	($0.03)	($0.03)

Weighted average shares outstanding, basic and fully diluted	24,766,117	22,316,893	24,766,117	22,292,463

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2008	2007

Cash Flows from Operating Activities:
Net loss	$(697,149)	$(700,483)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	79,428	78,406
Stock based compensation to employees	150,797	130,799
Stock based compensation to non-employees	65,290	31,791
Non-cash interest expense from convertible debentures	83,555	75,829
Non-cash interest expense from amortization of deferred offering costs	43,074	20,479
Changes in operating assets and liabilities:
Decrease in accounts receivable	32,257	246,896
Decrease/(increase) in inventory	28,189	(7,109)
Decrease in deposits to manufacturer	12,777	59,555
Decrease/(increase) in prepaid expenses	107,695	(34,844)
Decrease in other assets	17,438	246,852
Increase in accounts payable	5,215	10,189
Increase in accrued expenses	7,168	258,076
(Decrease) in deferred revenue	(510,765)	(310,800)
Decrease in deferred expenses	72,049	46,782

Net Cash (Used)/Provided by Operating Activities	(502,982)	152,418

Cash Flows from Investing Activities:
Redemption of marketable securities	350,000	50,000
Purchase of marketable securities	—	(1,525,000)
Purchase of intangible assets	(8,717)	(33,405)
Purchase of equipment	(18,463)	(122)

Net Cash Provided/(Used) by Investing Activities	322,820	(1,508,527)

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit	83,465	—
Principal payments under capital lease obligation	(846)	(1,110)
Issuance of common stock	—	10,575
Private placement fees	—	(162,080)
Proceeds from private placement of convertible debentures	—	1,490,000

Net Cash Provided by Financing Activities	82,619	1,337,385

(Decrease) in Cash and Cash Equivalents:	(97,543)	(18,724)
Cash and Cash Equivalents — beginning of period	196,883	160,760

Cash and Cash Equivalents — end of period	$99,340	$142,036

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$—	$94,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$54,382	$—
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)
          These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2008 included in our Annual Report on Form 10-KSB.
Note 1 — Organization and Basis of Presentation:
          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of December 31, 2008, and the results of operations for the three and six month periods ended December 31, 2008 and 2007 and the cash flows for the six month periods ended December 31, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
          On September 26, 2007 and October 31, 2007 the Company issued debentures convertible into the Company’s common stock in a private placement offering. The net proceeds received by the Company from the offering of approximately $1,328,000 are being used to expand marketing efforts, scientific studies and intellectual property protection. While the 2007 funding improved the Company’s liquidity position, the Company is seeking to raise up to an additional $2,000,000 for its entry into the Network Marketing Sales Channel and to increase the Company’s working capital. However, there can be no assurance that revenue generated from this new sales channel will result in positive cash flow.
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

Revenue Recognition
          The Company ships the majority of its product directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct to customer return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. To date, the Company has experienced monthly returns of approximately 1 percent of sales. As of December 31, 2008 and June 30, 2008, the Company’s reserve balance for returns and allowances was approximately $92,000 and $97,700, respectively.
          For retail customers, the Company analyzes its contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis.
          In July 2005, LifeVantage entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim®, pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. Beginning July 1, 2008, the Company had sufficient history to develop reliable estimates of product returns, and accordingly, recognized all previously deferred revenue net of estimated returns and expenses, and began recognizing sales to all third party distributors net of estimated returns, as product ships.
The table below shows the effect of the change in the Company’s deferred revenue and expense for the six months ended December 31, 2008:

	Deferred Revenue	Deferred Expense

Deferred revenue and expense as of June 30, 2008	$510,765	$72,049

Recognition of revenue in the three months ended September 30, 2008 for prior period deferred sales	(510,765)	(72,049)

Deferred revenue and expense as of December 31, 2008	$—	$—

Accounts Receivable
          The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company has one national retail distributor, GNC, and several regional natural products distributors as of December 31, 2008. Our national distributor comprises 59% of the Company’s accounts receivable balance as of December 31, 2008. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
          For credit card sales to direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Payment not yet received from credit card sales is treated as a deposit in transit and is not reflected as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct sales as of

December 31, 2008. For direct sales, there is no bad debt expense for the three month period ended December 31, 2008.
Inventory
          Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of December 31, 2008 and June 30, 2008, inventory consisted of:

	December 31, 2008	June 30, 2008
Finished goods	$43,542	$87,393
Packaging supplies	21,061	17,022
Work in process	11,623	—

Total inventory	$76,226	$104,415

Loss per share
          Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 24.4 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended December 31, 2008 and 2007, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
          The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six month periods ended December 31, 2008 and 2007 were $118,515 and $218,889 respectively.
Advertising Costs
          The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the six month periods ended December 31, 2008 and 2007 was $319,870 and $267,215 respectively.
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

          These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Based upon the most current information, management believes that these securities will redeem within the next twelve months, as the Company’s ARPS continue to redeem and approximately $300,000 of the ARPS redeemed during the three month period ended December 31, 2008. As such, these securities have been classified as current. However, future economic events could cause a portion of these to be classified as long-term.
          As of December 31, 2008, management believes that there has not been a change in the fair value of the securities owned. The Company is currently taking advantage of higher interest yields as a result of the failed auctions. The Company has not recorded any impairment related to these investments as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
          The Company established a line of credit to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest rate on amounts borrowed was slightly less than the interest being earned.
Investment in marketable securities are summarized as follows as of December 31, 2008 and June 30, 2008:

	Unrealized	Estimated Fair
	(Loss)	Value
As of December 31, 2008
Available for sale securities	$—	$750,000

As of June 30, 2008
Available for sale securities	$—	$1,100,000

Deposit with Manufacturers
          At December 31, 2008 and June 30, 2008, the Company had a deposit of $265,202 and $277,979, respectively, with its contract manufacturers for acquisition of raw materials and production of finished product. The Company offsets reductions in the deposit against the trade payable to the manufacturer of Protandim® as product is purchased from the manufacturer.
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

          As of December 31, 2008 and June 30, 2008, intangible assets consisted of:

	December 31,	June 30,
	2008	2008

Patent costs	$2,252,068	$2,246,074
Trademark costs	126,249	123,526
Amortization of patents & trademarks	(156,280)	(99,437)

Intangible assets, net	$2,222,037	$2,270,163

Patents
          The primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price has been allocated entirely to patent costs.
          In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of December 31, 2008, two U.S. patents have been granted and amortization of these commenced upon the date of the grant and will continue over their remaining legal lives.
Stock-Based Compensation
          In an effort to advance the interests of the Company and its shareholders, the shareholders approved and the Company adopted the 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.37 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of December 31, 2008, net of awards expired, are for the purchase of 3,047,423 shares of the Company’s common stock.
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
          Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2008 and 2007 using the Black-Scholes option pricing model. No compensation based options were granted during the three or six month periods ended December 31, 2008.

Warrants for the purchase of 240,000 and 520,000 shares were granted to consultants during the three and six month periods ended December 31, 2008, respectively. Options for the purchase of 415,000 shares and a warrant for the purchase of 1,200,000 shares were granted during the three and six month periods ended December 31, 2007. The following assumptions were used for options and warrants granted during the three and six month periods ended December 31, 2008:
1.	risk-free interest rate of between 1.21 and 2.42 percent;

2.	dividend yield of -0- percent;

3.	expected life of 3 years; and

4.	a volatility factor of the expected market price of the Company’s common stock of 228 percent during the three month period ended December 31, 2008 and between 204 and 228 percent for the six month period ended December 31, 2008.
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
Concentration of Credit Risk
          Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, (“SFAS 105”), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At December 31, 2008, the Company had approximately $750,000 with one financial institution in an investment management account.
Effect of New Accounting Pronouncements
          On June 15, 2008 the Emerging Issues Task Force ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 will require additional analysis as to whether an instrument (or Embedded Feature), has anti-dilution provisions which may not be considered indexed to the Company’s own stock and accordingly results in liability classification of the financial instrument or embedded feature. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. At this time, we anticipate that EITF 07-5 will not have a material impact on our financial statements.
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
          Effective interest associated with the convertible debentures totaled $74,195 and $137,937 for the three and six month periods ended December 31, 2008, respectively. For the three and six month periods ended December 31, 2007, effective interest associated with the convertible debentures totaled $45,863 and $46,938 respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of December 31, 2008 the Company has recorded accumulated amortization of deferred offering costs of $106,158.
Note 5 — Line of Credit
          The Company established a line of credit to borrow against its marketable securities. Under the line of credit, the Company can borrow up to 50% of the face value of its marketable securities, $375,000 at December 31, 2008. The line is collateralized by the marketable securities. The interest rate charged through December 31, 2008, 4.47 percent, is 1.22 percentage points above the published Wall Street Journal Prime Rate, which was 3.25 percent as of December 31, 2008. As of December 31, 2008, the Company has borrowed approximately $250,000 including accrued interest from the line.
Note 6 — Stockholders’ Equity
          In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2008, stock based compensation of $90,064 and $216,087 respectively, was reflected as an increase to additional paid in capital. Of the $90,064 stock based compensation for the three months ended December 31, 2008, $62,797 was employee related and $27,267 was non-employee related. For the six months ended December 31, 2008, stock based compensation of $150,797 was employee related and $65,290 was non-employee related.
          Warrants for the purchase of 240,000 and 520,000 shares of the Company’s common stock were granted to consultants for services rendered during the three and six month periods ended December 31, 2008, respectively. The value of the warrants granted were estimated at $25,148 and $74,383 for the three and six month periods ended December 31, 2008, respectively. No options were granted to employees during the same periods.
          The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2008, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

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
          We sell Protandim® directly to individuals as well as to retail stores. We began significant sales of Protandim in the fourth quarter ended June 30, 2005. Since June 2005, sales of Protandim® have declined on a monthly basis as we have not been successful in developing a traditional marketing message that has resonated with the target audience. Protandim® sales totaled approximately $578,000 and $1,852,000 for the three and six month periods ended December 31, 2008, respectively, including $511,000 of previously deferred revenue recognized during the six month period ended December 31, 2008.
          During the six months ended December 31, 2008, the Company has recognized all deferred revenue and expenses from GNC and Vitamin Cottage, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (“SAB 104”). Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, sales for the six months ended December 31, 2008 were approximately $1,341,000.
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
          Ongoing research and development projects involving Protandim® are currently in various stages of completion with several institutions including the University of Colorado at Denver Health Science Center, University of Minnesota’s Masonic Cancer Center, Ohio State University, University Hospital in Brno, Czech Republic, University of Michigan and Louisiana State University. The studies relate to various conditions including pulmonary hypertension, non-alcoholic fatty liver disease, Duchenne muscular dystrophy, coronary artery bypass graft failure, renal failure, diabetes, and photoaging of the skin. Another study, conducted by a prominent dermatologist using Protandim®, is examining the relationship between anti-aging and the skin’s natural ability to rejuvenate at the cellular level.
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
          We have taken steps that we believe will help increase sales including the addition of our Network Marketing Sales Channel announced in October 2008. We believe that sales of the Company’s main product, Protandim®, are well-suited for and will benefit from the Network Marketing Sales Channel based upon numerous scientific studies behind Protandim® which are best communicated in a face to face environment. In addition to the independent distributorships, the Company will continue to sell Protandim® through its retail and direct to consumer channels.
Recent Developments
2009 Private Placement
          The Company commenced a private placement offering of equity in January 2009 of up to $2 million with an option to issue an additional $0.5 million at the Company’s discretion. The offering is for $10,000 units which include 50,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at $0.50 per share for three years (the “Units”). There can be no assurance that the Company will be successful in raising capital at all or on terms acceptable to the Company. The Company has not yet sold any Units in the private placement.
Three and Six Months Ended December 31, 2008 Compared to Three and Six Months Ended December 31, 2007
          Sales We generated net revenue from the sale of our product, Protandim®, of approximately $578,000 during the three months ended December 31, 2008 and approximately $796,000 during the three months ended December 31, 2007. We generated revenues of approximately $1,852,000 during the six months ended December 31, 2008 and approximately $1,604,000 during the six months ended December 31, 2007. Included in net revenue for the six months ended December 31, 2008 are approximately $511,000 of previously deferred revenue from its retail sales.

          Gross Margin Our gross profit percentage for the three month periods ended December 31, 2008 and 2007 was 78% and 77%, respectively. Our gross profit percentage for the six month periods ended December 31, 2008 and 2007 was 80% and 77% respectively. The higher gross margin in 2008 was primarily due to the recognition of previously deferred higher margin retail revenue.
          Operating Expenses Total operating expenses for the three months ended December 31, 2008 were approximately $924,000 as compared to operating expenses of approximately $936,000 for the three months ended December 31, 2007. Total operating expenses during the six month period ended December 31, 2008 were approximately $2,016,000 as compared to operating expenses of approximately $1,865,000 during the six month period ended December 31, 2007. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased due to additional advertising and other marketing related costs.
          Marketing and Customer Service Expenses Marketing and customer service expense decreased from approximately $389,000 in the three months ended December 31, 2007 to approximately $322,000 in the three months ended December 31, 2008. Marketing and Customer Service expenses increased from approximately $663,000 in the six months ended December 31, 2007 to $807,000 in the six months ended December 31, 2008. This increase was due to additional advertising, website redevelopment and consulting fees.
          General and Administrative Expenses Our general and administrative expense increased from approximately $479,000 in the three months ended December 31, 2007 to approximately $497,000 in the three months ended December 31, 2008. General and Administrative expense also increased from approximately $905,000 in the six months ended December 31, 2007 to $1,011,000 in the six months ended December 31, 2008. The increase is due to higher equity based compensation offset by a reduction in legal expenses during the three and six months ended December 31, 2008.
          Research and Development Our research and development expenditures increased from $28,000 in the three months ended December 31, 2007 to approximately $66,000 in the three months ended December 31, 2008 due to an increase in research and development expenses related to the development and documentation of the efficacy of Protandim®. For the six months ended December 31, 2008, our research and development expenditures of approximately $119,000 remain below the research and development expenditures of approximately $219,000 for the six months ended December 31, 2007.
          Depreciation and Amortization Expense Depreciation and amortization expense decreased from approximately $40,000 during the three months ended December 31, 2007 to approximately $39,000 in the three months ended December 31, 2008. Depreciation and Amortization expenses increased from approximately $78,000 during the six months ended December 31, 2007 to approximately $79,000 during the six months ended December 31, 2008.
          Net Other Income and Expense We recognized net other expenses of approximately $93,000 during the three months ended December 31, 2008 as compared to net other expenses of approximately $76,000 during the three months ended December 31, 2007. During the six months ended December 31, 2008, the Company recognized approximately $170,000 net other expense as compared to net other expenses of approximately $76,000 during the six months ended December 31, 2007. This change is largely the result of increased interest expenses from the 2007 private placement of convertible debentures.

          Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $(566,000) for the three months ended December 31, 2008 compared to a net loss of approximately $(402,000) for the three months ended December 31, 2007. For the six month period ended December 31, 2008, the Company’s net loss was approximately $(697,000) compared to a net loss of approximately $(700,000) for the six month period ended December 31, 2007. During the six month period ended December 31, 2008, approximately $511,000 of previously deferred revenue and approximately $72,000 of previously deferred costs were recognized. Excluding the impact of the recognition of deferred revenue and expense, the net loss for the six month period ended December 31, 2008 was approximately $(1,136,000).
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
Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the cost of our planned marketing efforts and the manufacture and sale of Protandim® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 private placement. During January 2009, the Company commenced a private placement of equity up to $2 million with an option to issue an additional $0.5 million. The Company has not yet sold any of the equity in the private placement.
          At December 31, 2008, our available liquidity was approximately $849,000, including available cash and cash equivalents and marketable securities. This represented a decrease of approximately $448,000 from the approximately $1,297,000 in cash and cash equivalents and marketable securities as of June 30, 2008. During the six months ended December 31, 2008, our net cash used by operating activities was approximately $503,000 as compared to net cash provided by operating activities of approximately $152,000 during the six months ended December 31, 2007. The Company’s cash used by operating activities during the six month period ended December 31, 2008 increased primarily as a result of increased advertising, marketing and other general and administrative expenditures.
          During the six months ended December 31, 2008, our net cash provided by investing activities was approximately $323,000, due to the redemption of marketable securities. During the six months ended December 31, 2007, our net cash used by investing activities was approximately $1,509,000, primarily due to the purchase of marketable securities.
          Cash provided by financing activities during the six months ended December 31, 2008 was approximately $83,000, compared to approximately $1,337,000 during the six months ended December 31, 2007. Cash provided from financing activities during the six month period ended December 31, 2008 was due to proceeds from the revolving line of credit. Cash provided from financing activities during the six months ended December 31, 2007 was due to proceeds from the 2007 private placement.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes ARPS of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. Based upon recent redemptions which were $300,000 during the three months ended December 31, 2008, we have classified the ARPS as current assets; however, future economic events could cause a portion of these to be classified as long term.
          At December 31, 2008, we had working capital (current assets minus current liabilities) of approximately $532,000, compared to working capital of approximately $817,000 at June 30, 2008. The decrease in working capital was due to increased advertising and marketing spending offset by the recognition of previously deferred revenue.
          We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our cash operating expenses accordingly. Cash generated from operations has been insufficient to satisfy our long-term liquidity requirements, which led us to seek additional financing. Additional financing may be dilutive to our existing shareholders. In an effort to conserve our cash resources, we initiated reductions in personnel, consulting fees, advertising, and other general and administrative expenses from previous levels. If we are unable to increase revenues as planned, we may be required to further reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
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
          We offer a 30-day, money back unconditional guarantee to all direct customers. As of December 31, 2008, our December 2008 direct sales shipments of approximately $167,000 were subject to the money back guarantee. We also replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible.
          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $92,000 on December 31, 2008, compared with approximately $98,000 on June 30, 2008. The reduction in the reserve is primarily due to the return of bottles from a retail distributor. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of December 31, 2008 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.
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
          The Company recognized previously deferred retail revenue and its related costs during the three month period ended September 30, 2008, as it had sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its largest retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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

Recently Issued Accounting Standards
          On June 15, 2008 the Emerging Issues Task Force ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 will require additional analysis as to whether an instrument (or Embedded Feature), has anti-dilution provisions which may not be considered indexed to the Company’s own stock and accordingly results in liability classification of the financial instrument or embedded feature. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. At this time, we anticipate that EITF 07-5 will not have a material impact on our financial statements.
          We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
          The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Company’s management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluated by the Company’s management to allow management to make timely decisions regarding required disclosure.
Members of the Company’s management, including our Chief Executive Officer, David Brown, and Chief Financial Officer, Bradford Amman, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Brown and Amman concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
          There have been no changes in our internal control over financial reporting that occurred during the three or six months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2008, the Company issued warrants to purchase 240,000 shares of the Company’s common stock to consultants of the Company in exchange for services rendered at an exercise price of $0.11 per share and a term of three (3) years (see Notes 2 and 6 to the Condensed Consolidated Financial Statements included in this report). For these compensatory warrants, there was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 Annual Meeting of Shareholders was held on January 7, 2009. The following nominees were elected to our Board of Directors to serve as directors until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	Votes in Favor	Withheld
Mr. Jack R. Thompson	16,140,025	206,303
Mr. David W. Brown	16,097,787	248,541
Dr. James D. Crapo	15,865,444	480,884
Dr. Joe M. McCord	15,826,794	519,534
Mr. Richard Doutre’ Jones	15,862,085	484,243
Mr. Garry Mauro	16,117,360	228,968
          Our shareholders ratified the appointment of Ehrhardt Keefe Steiner & Hottman PC, an independent registered certified public accounting firm, as our independent auditor for the fiscal year ending June 30, 2009:

Votes in Favor	Opposed	Abstained	Broker Non-Votes
16,031,511	294,342	20,475	0
Item 5. Other Information.
None.
Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION
Date: February 13, 2009	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2009	/s/ Bradford K. Amman
Bradford K. Amman
Chief Financial Officer (Principal Financial Officer)