Form 10-Q
period 2009-03-31
Lifevantage Corp
filed 2009-05-15
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2009 was 43,957,030.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements in this report include, without limitation: statements regarding future products or product development; statements regarding future selling, including our expectations regarding the success of our network marketing sales channel, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the legal complaint filed against the company; and statements regarding future capital expenditures and financing requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
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
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	The potential failure or unintended negative consequences of the implementation of our network marketing sales channel;

•	Our lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government laws and regulations of the network marketing and nutritional supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	Our ability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	The potential for product liability claims against the Company;

•	Independent distributor activities that violate applicable laws or regulations and the potential for resulting government or third party actions against the Company;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The illiquidity of our common stock;

•	Our ability to access capital markets in light of the global credit crisis or other adverse effects to our business and financial position;

•	Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 6 of Part II of our report on Form 10-KSB for the year ended June 30, 2008.
          When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$1,312,793	$196,883
Restricted cash	770,000	—
Marketable Securities, available for sale	580,000	1,100,000
Accounts receivable, net	90,432	98,008
Inventory	457,083	104,415
Deferred expenses	—	72,049
Deposit with manufacturer	6,482	277,979
Prepaid expenses	38,612	124,049

Total current assets	3,255,402	1,973,383

Long-term assets
Marketable Securities, available for sale	145,000	—
Property and equipment, net	171,929	63,559
Intangible assets, net	2,194,478	2,270,163
Deferred debt offering costs, net	129,342	193,484
Deposits	48,263	48,447

TOTAL ASSETS	$5,944,414	$4,549,036

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Revolving line of credit and accrued interest	$325,146	$166,620
Accounts payable	899,465	139,803
Accrued expenses	779,428	338,268
Deferred revenue	—	510,765
Capital lease obligations	—	846
Equity escrow	770,000	—

Total current liabilities	2,774,039	1,156,302

Long-term liabilities
Convertible debt, net of discount	348,175	223,484
Derivative warrant liability	7,247,885	—

Total liabilities	10,370,099	1,379,786

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $.001, 250,000,000 shares authorized; 38,250,402 and 24,766,117 issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	38,250	24,766
Additional paid-in capital	14,091,899	17,902,840
Accumulated (deficit)	(18,555,834)	(14,758,356)

Total stockholders’ (deficit) equity	(4,425,685)	3,169,250

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,944,414	$4,549,036

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales, net	$655,122	$783,946	$2,507,083	$2,387,677

Cost of sales	125,198	174,890	488,283	538,212

Gross profit	529,924	609,056	2,018,800	1,849,465

Operating expenses:
Marketing and customer service	1,019,739	357,990	1,826,608	1,021,111
General and administrative	1,885,630	702,404	2,896,456	1,606,926
Research and development	34,427	25,045	152,942	243,934
Depreciation and amortization	40,653	39,581	120,081	117,988

Total operating expenses	2,980,449	1,125,020	4,996,087	2,989,959

Operating (loss)	(2,450,525)	(515,964)	(2,977,287)	(1,140,494)

Other income and (expense):

Interest (expense), net	(148,935)	(88,692)	(319,319)	(164,647)
Change in fair value of derivative liability	(500,862)	—	(500,862)	—

Total other (expense)	(649,797)	(88,692)	(820,181)	(164,647)

Net (loss)	$(3,100,332)	$(604,656)	$(3,797,468)	$(1,305,141)

Net (loss) per share, basic and diluted	$(0.12)	$(0.03)	$(0.15)	$(0.06)

Weighted average shares outstanding, basic and fully diluted	25,973,085	22,464,168	25,165,481	22,349,282

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(3,797,468)	$(1,305,141)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	120,081	117,988
Stock based compensation to employees	353,406	243,324
Stock based compensation to non-employees	214,813	129,582
Non-cash interest expense from convertible debentures	184,691	101,258
Non-cash interest expense from amortization of deferred offering costs	64,142	41,762
Change in fair value of derivative warrant liability	500,862	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,576	271,305
(Increase) in inventory	(352,668)	(76,999)
Decrease in deposits to manufacturer	271,497	82,707
Decrease /(increase) in prepaid expenses	85,437	(52,054)
Decrease in other assets	184	279,296
Increase in accounts payable	759,662	104,108
Increase in accrued expenses	441,160	148,323
(Decrease) in deferred revenue	(510,765)	(299,220)
Decrease in deferred expenses	72,049	44,603

Net Cash (Used) by Operating Activities	(1,585,341)	(169,158)

Cash Flows from Investing Activities:
Redemption of marketable securities	375,000	150,000
Purchase of marketable securities	—	(1,525,000)
Purchase of intangible assets	(9,580)	(44,656)
Purchase of equipment	(143,193)	(11,808)

Net Cash Provided/(Used) by Investing Activities	222,227	(1,431,464)

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit	158,526	250,379
Principal payments under capital lease obligation	(846)	(1,694)
Issuance of common stock	2,608,144	50,486
Private placement fees	(286,800)	(162,080)
Proceeds from private placement of convertible debentures	—	1,490,000

Net Cash Provided by Financing Activities	2,479,024	1,627,091

Increase in Cash and Cash Equivalents	1,115,910	26,469
Cash and Cash Equivalents — beginning of period	196,883	160,760

Cash and Cash Equivalents — end of period	$1,312,793	$187,229

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees for convertible debentures	$—	$94,488
Warrants issued for private placement fees for private placement of common stock and reclassification of warrants to a derivative liability	$6,747,023	$—
Conversion of debt to common stock	$60,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$80,822	$59,021
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
          These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2008 included in our Annual Report on Form 10-KSB.
Note 1 — Organization and Basis of Presentation:
          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“Lifevantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2009, and the results of operations for the three and nine month periods ended March 31, 2009 and 2008 and the cash flows for the nine month periods ended March 31, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
          On March 16, 2009 and March 26, 2009, the Company issued common stock in a private placement offering. The gross proceeds received by the Company from the offering of approximately $2,608,000 are being used for its entry into the network marketing sales channel and to increase the Company’s working capital. Subsequent to March 31, 2009, the Company raised an additional $892,000 for a total of $3,500,000. The Company anticipates raising additional capital for entry into the network marketing sales channel. However, there can be no assurance that any additional funds can be raised or that revenue generated from this new sales channel will result in positive cash flow.
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

Revenue Recognition
          The Company ships the majority of its product directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s direct to customer and independent distributor return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers or distributors for returned product. To date, the Company has experienced monthly returns of approximately 1 percent of sales. As of March 31, 2009 and June 30, 2008, the Company’s reserve balance for returns and allowances was approximately $81,000 and $97,700, respectively.
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
The table below shows the effect of the change in the Company’s deferred revenue and expense for the nine months ended March 31, 2009:

	Deferred	Deferred
	Revenue	Expense
Deferred revenue and expense as of June 30, 2008	$510,765	$72,049

Recognition of revenue in the three months ended September 30, 2008 for prior period deferred sales	(510,765)	(72,049)

Deferred revenue and expense as of March 31, 2009	$—	$—

Accounts Receivable
          The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company has one national retail distributor, GNC, as of March 31, 2009. Our national retail distributor comprises 61% of the Company’s accounts receivable balance as of March 31, 2009. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
          For credit card sales to direct sales customers and independent distributors, the Company verifies the customer’s credit card prior to shipment of product. Any payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. Based on the Company’s verification process and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct sales as of March 31, 2009. For direct sales, there is no bad debt expense for the three or nine month periods ended March 31, 2009.

Inventory
          Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. As of March 31, 2009, the Company offset its raw materials deposit held by the contract manufacturer in exchange for the acquisition of raw materials and moved the raw materials to a new manufacturer for the bottling and labeling of the Company’s product. The cost of manufacturing, bottling and labeling are capitalized into finished goods as product is completed. As of March 31, 2009 and June 30, 2008, inventory consisted of:

	March 31, 2009	June 30, 2008
Finished goods	$195,099	$87,393
Packaging supplies	25,398	17,022
Work in process	19,761	—
Raw materials	216,825	—

Total inventory	$457,083	$104,415

Loss per share
          Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 40.2 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and options granted through the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended March 31, 2009 and 2008, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
          The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine month periods ended March 31, 2009 and 2008 were $152,942 and $243,934, respectively.
Advertising Costs
          The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the nine month periods ended March 31, 2009 and 2008 was $366,047 and $384,044 respectively.
Cash and Cash Equivalents
          The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Marketable Securities
          The Company has, from time to time, invested in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. As the auction process for resetting interest rates has ceased as of mid-February 2008, we have been notified by several of the Corporate entities that have issued ARPS of plans to refinance these instruments. The Company has classified its investment in these instruments as marketable securities available for sale, in accordance with SFAS 115.
          These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis. On April 9, 2009, the Company’s investment advisor,

Stifel Nicolaus, issued a press release announcing a plan to repurchase 100% of its clients’ ARPS at par on or prior to June 30, 2012. The schedule for repurchase over the next three years is as follows:
          (a) The greater of 10 percent or $25,000 to be completed by June 30, 2010;
          (b) The greater of 10 percent or $25,000 to be completed by June 30, 2011;
          (c) The balance of outstanding ARS to be repurchased by June 30, 2012.
          The Company has an agreement in principal to expand the borrowing base of the line of credit with its investment advisor from 50% to 80% of the par value of the Company’s marketable securities.
          Based upon the agreement to expand the line of credit to approximately 80%, management will have access to 80% of its ARPS through borrowing in the current year. Accordingly, management classified 80% or $580,000 of the Company’s marketable securities as short term. The remaining 20% or $145,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
          As of March 31, 2009, in light of the plan for repurchase, management believes that there has not been a change in the fair value of the securities owned. The Company is currently taking advantage of higher interest yields as a result of the failed auctions. The Company has not recorded any impairment related to these investments as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
          The Company established a line of credit to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest on amounts borrowed has been approximately the same as the interest being earned from the underlying securities.
Investment in marketable securities are summarized as follows as of March 31, 2009 and June 30, 2008:

	Unrealized	Estimated Fair
	(Loss)	Value
As of March 31, 2009
Available for sale securities	$—	$580,000

Long-term marketable securities	$—	$145,000

Total marketable securities	$—	$725,000

As of June 30, 2008
Available for sale securities	$—	$1,100,000

Deposit with Manufacturers
          At June 30, 2008, the Company had a deposit of $277,979 with its contract manufacturers for acquisition of raw materials and production of finished product. The Company and its primary contract manufacturer came to an agreement whereby the deposits plus approximately $45,000 be used to acquire raw materials from the original manufacturer for the use in future production runs of Protandim® at the Company’s new contract manufacturer.

Shipping and Handling
          Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Goodwill and Other Intangible Assets
          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill and other intangibles with indefinite lives are not amortized.
          As of March 31, 2009 and June 30, 2008, intangible assets consisted of:

	March 31,	June 30,
	2009	2008

Patent costs	$2,252,848	$2,246,074
Trademark costs	126,332	123,526
Amortization of patents & trademarks	(184,702)	(99,437)

Intangible assets, net	$2,194,478	$2,270,163

Patents
          The primary purpose of purchasing the remaining interest in the Company’s subsidiary, LNC, was to gain control over the Company’s intellectual property, i.e. patents. As a result, the $2,000,000 purchase price has been allocated entirely to patent costs.
          In addition to the $2,000,000 cost of acquiring the remaining interest in LNC, the costs of applying for patents are also capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of March 31, 2009, two U.S. patents have been granted and amortization of these commenced upon the date of the grant and will continue over their remaining legal lives.
Stock-Based Compensation
          On March 27, 2009, the Board approved an increase in the number of shares of the Company’s common stock available for grant under the 2007 Long Term Incentive Plan (the “Plan”) from 6,000,000 shares to a maximum of 10,000,000 shares for equity compensation to employees, distributors and consultants. On April 22, 2009, the Company filed a registration statement on Form S-8 for registration of the additional shares. The increase in shares available under the Plan will be presented for shareholder approval at the Company’s next annual shareholders’ meeting. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.19 and $3.37 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of March 31, 2009, net of awards expired, are for the purchase of 7,807,423 shares of the Company’s common stock.

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
          Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2009 and 2008 using the Black-Scholes option pricing model. Compensation based options for the purchase of 4,760,000 shares of common stock were granted during the three and nine month periods ended March 31, 2009. Warrants for the purchase of 300,000 and 820,000 shares were granted to consultants during the three and nine month periods ended March 31, 2009, respectively. The following assumptions were used for options and warrants granted during the three and nine month periods ended March 31, 2009:
1.	risk-free interest rate of between 1.15 and 2.78 percent;

2.	dividend yield of -0- percent;

3.	expected life between 3 and 6 years; and

4.	a volatility factor of the expected market price of the Company’s common stock between 228 and 231 percent during the three month period ended March 31, 2009 and between 204 and 231 percent for the nine month period ended March 31, 2009.
Derivative Financial Instruments
          Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.
          We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as freestanding warrants with features that are not afforded equity classification. As required by SFAS 133, these instruments are required to be recorded as derivative liabilities, at fair value, in our financial statements.
The following table summarizes the components of derivative liabilities as of March 31, 2009:

Investor warrants issued March 16, 2009	$2,179,945
Investor warrants issued March 26, 2009	5,067,940

Total investor warrants	$7,247,885

          We use the Black-Scholes-Merton option valuation technique, adjusted for the effect of dilution, to determine the fair value of our free standing warrants because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to determine the fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.
          The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended March 31, 2009.

Investor Warrants issued March 16, 2009	$149,935
Investor Warrants issued March 26, 2009	350,927

Total change in fair value of derivative liability	$500,862

     Our derivative liabilities as of March 31, 2009 and our derivative losses from March 30, 2009 through March 31, 2009 are significant to our financial statements. The magnitude of derivative income (expense) reflects the market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock increased from $0.73 on March 30, 2009 to $0.775 on March 31, 2009. The higher stock price had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to changes in fair value of derivative liability.
     The following table summarizes the number of common shares indexed to the derivative financial instruments classified as liabilities as of March 31, 2009:

Warrants issued March 16, 2009	3,925,000
Warrants issued March 26, 2009	9,115,000

Total warrants issued for the purchase of common stock	13,040,000

          Fair Value Measurements: Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 and Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) to our common stock and warrant financing arrangements and SFAS 123R to our share-based payment arrangements. Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for our fiscal year beginning July 1, 2008 for our financial instruments measured at fair value on a recurring basis excluding employee options. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this standard does not require any new fair value measurements. Adoption of this standard did not result in a material financial affect. See our policy note related to Financial Instruments, above, and Note 7 — Common Stock and Warrant Offering for disclosures related to our common stock and warrant financing arrangement and our stock option accounting, respectively.
          Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning July 1, 2008. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value under SFAS 133). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.
          We analyze convertible debentures under the guidance provided by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) and Emerging Issues Task Force Issue No. 05-02, Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19, (“EITF 05-02”) and review the appropriate classification under the provisions of SFAS 133 and EITF 00-19.
          Convertible Debt Instruments: We issued convertible debt in September and October 2007. We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion options, that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.
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
          When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”), warrants classified as equity, to a beneficial conversion feature or to other instruments, or using a residual method for derivative liabilities the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
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
Concentration of Credit Risk
          Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, (“SFAS 105”), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At March 31, 2009, the Company had approximately $2,083,000 in cash accounts at one financial institution, and $725,000 in an investment management account at another financial institution.
Effect of New Accounting Pronouncements
          We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
          SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008 the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value annually. SFAS 157 defines a three level valuation hierarchy for disclosure of fair value instruments as follows:
     Fair value hierarchy:
(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term.
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
Note 4 — Convertible Debentures
          On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date.
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
          Effective interest associated with the convertible debentures totaled $127,576 and $265,513 for the three and nine month periods ended March 31, 2009, respectively. For the three and nine month periods ended March 31, 2008, effective interest associated with the convertible debentures totaled

$54,320 and $101,258, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of March 31, 2009 the Company has recorded accumulated amortization of 2007 deferred offering costs of $127,226.
Note 5 — Line of Credit
          The Company established a line of credit to borrow against its marketable securities. Under an agreement to expand the line of credit from 50% to 80% of the face value of its marketable securities, the Company may borrow up to 580,000. The line is collateralized by the Company’s marketable securities. The interest rate charged through March 31, 2009, 4.47 percent, is 1.22 percentage points above the published Wall Street Journal Prime Rate, which was 3.25 percent as of March 31, 2009. As of March 31, 2009, the Company has borrowed approximately $325,000 including accrued interest from the line.
Note 6 — Stockholders’ Equity
          As of March 31, 2009, the Company issued common stock and warrants in a private offering, resulting in gross proceeds to the Company of approximately $2,608,000. As of March 31, 2009, 13,040,000 shares of common stock and warrants to purchase 13,040,000 shares of stock for three years at $0.50 per share were issued to participants in the offering.
          In accordance with SFAS 123(R) and EITF 96-18, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended March 31, 2009, stock based compensation of $352,132 and $568,219 respectively, was reflected as an increase to additional paid in capital. Of the $352,132 stock based compensation for the three months ended March 31, 2009, $202,609 was employee related and $149,523 was non-employee related. For the nine months ended March 31, 2009, stock based compensation of $353,406 was employee related and $214,813 was non-employee related.
          Compensation based warrants for the purchase of 300,000 and 820,000 shares of the Company’s common stock were granted to consultants for services rendered during the three and nine month periods ended March 31, 2009, respectively. The value of the warrants granted was estimated at $60,008 and $134,391 for the three and nine month periods ended March 31, 2009, respectively.
          The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2009, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 7 — Common Stock and Warrant Offering
          In March and April of 2009 we entered into subscription agreements with accredited investors to purchase units that consisted of shares of common stock and warrants to purchase common stock.
          The offering occurred in three closings:
•	March 16, 2009: The issuance of 3,925,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 3,925,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $785,000.

•	March 26, 2009: The issuance of 9,115,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 9,115,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $1,823,000. As of March 31, 2009, the Company received $770,000 additional gross proceeds into escrow which is classified as restricted cash.

•	April 6, 2009: The issuance of 4,460,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 4,460,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $892,000.
          We extended anti-dilution protection to the investors in which if we issue shares of common stock or any securities giving rights to common stock at a price below $0.20 for a period of two years, the investors will receive broad-based weighted average anti-dilution protection and will be issued additional shares of common stock for no additional consideration provided that in the case of an issuance for a price below $0.10 per share, we are only required to issue additional shares of common stock as if the shares were issued at $0.10 per share. We have the option to redeem the warrants at our option at a redemption price of $0.01 provided that (i) the market price has equaled or exceeded 200% of the exercise price for any 20 consecutive trading days and (ii) the average trading volume exceeds 100,000 per day.
          In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. There were no terms and conditions associated with the Common Stock that warranted classification outside of stockholders’ equity pursuant to either Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“FAS 150”), or Emerging Issues Task Force Consensus No. D-98 Classification and Measurement of Redeemable Securities, (“EITF D-98”).
          The overall accounting for the warrants required consideration regarding the classification of the investor and placement agent warrants. Warrants are derivative financial instruments that are indexed to the Company’s own stock, and classified in Stockholders’ equity if they meet eight specific conditions for equity classification provided in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. (“EITF 00-19”) In evaluating the warrants under EITF 00-19, there were no explicit conditions that required net cash settlement and the contract permitted us to settle in unregistered shares. At inception, the warrants met all the requirements for equity classification.
          The proceeds were allocated to the common stock and warrants based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”).
          The following table illustrates how the proceeds arising from the offerings were allocated on the inception date:

	March 16,	March 26,
	2009	2009
Classification	Allocation	Allocation
Common stock	$479,536	$1,228,291
Paid in Capital ( Warrants)	305,464	594,709

Proceeds	$785,000	$1,823,000

          In connection with this offering, placement agents received warrants to purchase shares of our common stock with a strike price of $0.50 and a term of three years. We determined that placement agent warrants met the conditions for equity classification. The following is a table of the placement agent warrants issued and their fair value on the date of issuance which was recorded in stockholder’s equity:

	Common
	shares
	indexed to the
	placement
	agent warrants	Fair value
March 16, 2009	392,500	$100,009
March 26, 2009	911,500	378,819

Total	1,304,000	$478,828

          The placement agent warrants were valued using the Black-Scholes-Merton valuation model, adjusted for the effects of dilution using the following assumptions:
Significant assumptions (or ranges):

	March 16,	March 26,
	2009	2009
Trading market values	$0.50	$0.50
Term (years)	3.00	3.00
Volatility	151%	151%
Risk-free rate	1.39%	1.29%
Dividends	—	—
          On March 30, 2009, we entered into an Amended Unit Subscription Agreement which included liquidating damages in the event we do not file our current reports under the Securities and Exchange Act of 1934. This provision caused the investor warrants to no longer meet the provisions of EITF 00-19 for equity classification and they required reclassification to liabilities as of this date. This required us to reclassify the warrants as derivative liabilities at their fair values as of the date of the amended agreement and, subsequently account for the warrants at fair value each reporting period with changes recognized in income. The placement agent warrants continued to achieve equity classification.
          We estimated the fair value of the warrants on the date they required reclassification as a liability and at March 31, 2009, using the Black-Scholes-Merton valuation technique, adjusted for the effect of dilution because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.
          The following table reflects the fair values of these derivative financial instruments:

	March 30, 2009	March 31, 2009

Common stock and warrant offering:
March 16, 2009 offering (warrants)	$2,030,010	$2,179,945
March 26, 2009 offering (warrants)	4,717,013	5,067,940

	$6,747,023	$7,247,885

Change in fair value of derivative liability		$500,862

Significant assumptions (or ranges):
Trading market values	$0.50	$0.50
Term (years)	2.96	2.99
Volatility	152%	152%
Risk-free rate	1.20%	1.15%
Dividends	—	—
          The fair value of the warrants has been determined to be based on level 2 inputs under the guidance of SFAS 157.

Note 8 — Contingencies and Litigation
          On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. The complaint makes allegations of intentional interference with contractual relations with Zrii employees and distributors, intentional interference with Zrii’s prospective economic advantage, racketeering, misappropriation of Zrii’s proprietary information and trade secrets, violation of the Computer Fraud and Abuse Act, the Wiretap Act, the Stored Communications Act, and unfair competition, in addition to numerous other related claims. Zrii seeks injunctive relief enjoining the Company from using or disclosing Zrii’s trade secrets and proprietary information and from interfering with Zrii’s employees and distributors, general damages of at least $75 million, lost profits, royalties, punitive damages, disgorgement of profits, and attorneys’ fees and costs.
          The Company has retained outside counsel to respond to the claims of Zrii and consider any potential counter claims by the Company. Currently, the Company believes the claims of Zrii to be without merit and intends to defend the action vigorously. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the Company.

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
          We have developed a skin care product containing Protandim® that we will begin selling and shipping in the fourth quarter 2009. We intend to develop and market other products that fit within our business model.
          We sell Protandim® directly to individuals through direct to consumer sales and sales by our independent distributors. We currently sell Protandim® to General Nutrition Centers (“GNC”). We began significant sales of Protandim® in the fourth quarter ended June 30, 2005. From June 2005 to 2008, sales of Protandim® generally have declined on a monthly basis as we did not successfully market the product through internet and retail channels. During the three months ended March 31, 2009, sales trends began to increase over the prior three month period. Net revenue from Protandim® sales totaled approximately $655,000 and $2,507,000 for the three and nine month periods ended March 31, 2009, respectively, including $511,000 of previously deferred revenue recognized during the nine month period ended March 31, 2009.
          During the nine months ended March 31, 2009, the Company recognized all deferred revenue and expenses from its retailers, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (“SAB 104”). Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, net revenue from sales for the nine months ended March 31, 2009 totaled approximately $1,996,000.
          Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, a condition resulting in what is known as oxidative stress and which is a central health problems and disorders. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate continuing our research and development, testing, and licensing efforts to be able to introduce additional products in the future.

          Ongoing studies involving Protandim® are currently in various stages of completion with several institutions including the University of Colorado at Denver Health Science Center, University of Minnesota’s Masonic Cancer Center, Ohio State University, University Hospital in Brno, Czech Republic, University of Michigan and Louisiana State University. The studies relate to various conditions including pulmonary hypertension, non-alcoholic fatty liver disease, Duchenne muscular dystrophy, coronary artery bypass graft failure, renal failure, diabetes, and photoaging of the skin. The recently completed and published peer-reviewed mouse study at Louisiana State University found a significant increase in the expression levels of SOD and catalase enzymes and tumor incidence and multiplicity were reduced in mice fed a Protandim® diet by 33% and 57%, respectively, compared with mice on a basal diet.
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
          We have taken steps that have caused us to incur significant costs which we believe will help increase sales, including the launch of our network marketing sales channel announced in October 2008. We believe that the Company’s main product, Protandim®, is well-suited for and will benefit from the network marketing sales channel based upon its unique, patented status and strength of the scientific studies behind the product.
Recent Developments
2009 Private Placement
          The Company issued common stock and warrants in a private placement offering with aggregate gross proceeds to the Company of $3,500,000. The Company sold an aggregate of 17,500,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 17,500,000 shares of common stock of the Company. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three year exercise period.
Hiring of Personnel
          Pursuant to the launch of the Company’s network marketing sales strategy, the Company recently hired approximately 50 sales, marketing operations, finance and accounting personnel. These individuals, all of whom had been successful in their other network marketing endeavors, were highly sought after in the network marketing arena, due to their successful track record and chose to join the Company based upon their belief in its ability to be successful in the network marketing sales channel. The Company believes that through the experience of the newly hired team the speed which the Company’s new sales strategy can be successfully deployed will be greatly increased. As of May 14, 2009 the Company had approximately

2,000 enrolled distributors and effective May 19, 2009, the Company will officially launch its network marketing sales channel. The Company’s recent hiring of additional personnel for its network marketing sales channel will result in substantial additional costs and expenses for the Company. In order to meet these increased expense requirements, the Company’s sales must increase substantially or the Company must raise sufficient amounts of additional capital, and there is no guarantee that either of these events will occur.
Three and Nine Months Ended March 31, 2009 Compared to Three and Nine Months Ended March 31, 2008
          Sales We generated net revenue from the sale of our product, Protandim®, of approximately $655,000 during the three months ended March 31, 2009 and approximately $784,000 during the three months ended March 31, 2008. We generated net revenues of approximately $2,507,000 during the nine months ended March 31, 2009 and approximately $2,388,000 during the nine months ended March 31, 2008. Included in net revenue for the nine months ended March 31, 2009 is approximately $511,000 of previously deferred revenue from retail sales. During the three month period ended March 31, 2009, most of our marketing effort was directed toward building the network marketing sales channel in anticipation of our May 18, 2009 launch.
          Gross Margin Our gross profit percentage for the three month periods ended March 31, 2009 and 2008 was 81% and 78%, respectively. Our gross profit percentage for the nine month periods ended March 31, 2009 and 2008 was 81% and 77%, respectively. The higher gross margin in 2009 was primarily due to efficiencies obtained in manufacturing of our product and the recognition of higher margin retail revenue and network marketing revenue from sales by our independent distributors.
          Operating Expenses Total operating expenses for the three months ended March 31, 2009 were approximately $2,980,000 as compared to operating expenses of approximately $1,125,000 for the three months ended March 31, 2008. Total operating expenses during the nine month period ended March 31, 2009 were approximately $4,996,000 as compared to operating expenses of approximately $2,990,000 during the nine month period ended March 31, 2008. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased due to additional personnel related costs related to the hiring of staff for the deployment of the Company’s network marketing sales channel strategy and higher accrued legal expenses.
          Marketing and Customer Service Expenses Marketing and customer service expense increased from approximately $358,000 in the three months ended March 31, 2008 to approximately $1,020,000 in the three months ended March 31, 2009. Marketing and customer service expenses increased from approximately $1,021,000 in the nine months ended March 31, 2008 to $1,827,000 in the nine months ended March 31, 2009. This increase was due to additional sales and marketing personnel, website redevelopment and consulting fees.
          General and Administrative Expenses Our general and administrative expense increased from approximately $702,000 in the three months ended March 31, 2008 to approximately $1,886,000 in the three months ended March 31, 2009. General and administrative expense also increased from approximately $1,607,000 in the nine months ended March 31, 2008 to $2,896,000 in the nine months ended March 31, 2009. The increase is due to higher compensation expense for additional personnel related to the rollout of the Company’s network marketing sales channel and higher accrued legal expenses during the three and nine months ended March 31, 2009.
          Research and Development Our research and development expenditures increased from $25,000 in the three months ended March 31, 2008 to approximately $34,000 in the three months ended

March 31, 2009 due to an increase in research and development expenses related to the development and documentation of the efficacy of Protandim®. For the nine months ended March 31, 2009, our research and development expenditures of approximately $153,000 remain below the research and development expenditures of approximately $244,000 for the nine months ended March 31, 2008.
          Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $40,000 during the three months ended March 31, 2008 to approximately $41,000 in the three months ended March 31, 2009. Depreciation and Amortization expenses increased from approximately $118,000 during the nine months ended March 31, 2008 to approximately $120,000 during the nine months ended March 31, 2009.
          Net Other Income and Expense We recognized net other expenses of approximately $650,000 during the three months ended March 31, 2009 as compared to net other expenses of approximately $89,000 during the three months ended March 31, 2008. During the nine months ended March 31, 2009, the Company recognized approximately $820,000 net other expense as compared to net other expenses of approximately $165,000 during the nine months ended March 31, 2008. This increase is largely the result of non-cash derivative expense from the change in fair value of the Company’s derivative liability related to the 2009 private placement of common stock and warrants as well as the interest expenses from the 2008 private placement of convertible debentures.
          Net Loss As a result of the revenues and expenses described above, the Company’s net loss was approximately $(3,100,000) for the three months ended March 31, 2009 compared to a net loss of approximately $(605,000) for the three months ended March 31, 2008. For the nine month period ended March 31, 2009, the Company’s net loss was approximately $(3,797,000) compared to a net loss of approximately $(1,305,000) for the nine month period ended March 31, 2008. During the nine month period ended March 31, 2009, approximately $511,000 of previously deferred revenue and approximately $72,000 of previously deferred costs were recognized. Excluding the impact of the recognition of deferred revenue and expense, the net loss for the nine month period ended March 31, 2009 was approximately $(4,236,000).
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
Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the cost of additional personnel required for the rollout of the Company’s network marketing sales channel strategy including the compensation plan to distributors, the manufacture and sale of Protandim® and to pay our general and administrative expenses. The Company’s recent hiring of additional personnel for its network marketing sales channel will result in substantial additional costs and expenses for the Company. In order to meet these increased expense requirements, the Company’s sales must increase substantially or the Company must raise sufficient amounts of additional capital, and there is no guarantee that either of these events will occur. Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 and 2009 private placements. As of March 31, 2009, the Company issued common stock and warrants in a private offering with gross proceeds to the Company of approximately $2,608,000. As of March 31, 2009 the Company received and escrowed an additional $770,000 classified as restricted cash. As of April 6, 2009, the Company raised an additional $892,000 in the offering, including $770,000 previously escrowed, for total gross proceeds to the Company of $3,500,000.
          At March 31, 2009, our available liquidity was approximately $1,568,000, including available cash and cash equivalents and marketable securities. This represented an increase of approximately $438,000 from the approximately $1,130,000 in cash and cash equivalents and marketable securities as of June 30, 2008. During the nine months ended March 31, 2009, our net cash used by operating activities was approximately $1,585,000 as compared to net cash used by operating activities of approximately $169,000 during the nine months ended March 31, 2008. The Company’s cash used by operating activities during the nine month period ended March 31, 2009 increased primarily as a result of increased marketing and general and administrative expenditures related to the rollout of the network marketing sales channel.
          During the nine months ended March 31, 2009, our net cash provided by investing activities was approximately $222,000, due to the redemption of marketable securities. During the nine months ended March 31, 2008, our net cash used by investing activities was approximately $1,431,000, primarily due to the purchase of marketable securities.
          Cash provided by financing activities during the nine months ended March 31, 2009 was approximately $2,479,000, compared to approximately $1,627,000 during the nine months ended March 31, 2008. Cash provided from financing activities during the nine month period ended March 31, 2009 was due to proceeds from the 2009 equity offering of common stock and warrants. Cash provided from financing activities during the nine months ended March 31, 2008 was due to proceeds from the 2007 private placement of convertible securities.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes ARPS of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
          Based upon an agreement to expand the Company’s line of credit to approximately 80%, which the Company’s marketable securities serve as collateral, management has classified 80% or $580,000 of the Company’s marketable securities as short term. The remaining 20% or $145,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term. However, future economic events could change the portion of these classified as long term.
          At March 31, 2009, we had working capital (current assets minus current liabilities) of approximately $481,000 compared to working capital of approximately $817,000 at June 30, 2008. The decrease in working capital was due to the rollout of the network marketing sales channel and accrued legal expenses related to the Zrii complaint filed against the Company by Zrii, LLC, as described in more detail below under the heading “Item 1. Legal Proceedings,” offset by the 2009 capital raised to date through March 31, 2009.
          We base our spending in part on our expectations of future revenue levels from the sale of Protandim®. If our revenue for a particular period is lower than expected, we will take further steps to reduce our cash operating expenses accordingly. Historically, cash generated from operations has been insufficient to satisfy our long-term liquidity requirements. The opportunity associated with the Company’s entry into the network marketing sales channel led us to seek additional financing to cover the Company’s increased cost structure. Additional financing may be dilutive to our existing shareholders. If we are unable to increase revenues as planned, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results.

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
          We offer a 30-day, money back unconditional guarantee to all direct and network marketing customers. As of March 31, 2009, our March 2009 direct sales shipments of approximately $140,000 were subject to the money back guarantee. We also replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible.
          Distributors can return product within 30 days pursuant to the Company’s 30-day money back guarantee, however, distributors who resign may return product or marketing materials purchased within the last 12 months prior to the distributor’s resignation, subject to certain restrictions, for a full refund, less a 10% restocking fee and shipping costs. The Company expects costs related to refunds to resigning distributors to be negligible because in most cases orders are placed directly through distributor websites and the Company does not expect distributors to purchase significant inventory outside normal consumption from the Company.
          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $81,000 on March 31, 2009, compared with approximately $98,000 on June 30, 2008. The reduction in the reserve is primarily due to the return of bottles from two retail distributors. To date, product expiration dates have not played a significant role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of March 31, 2009 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber.
          Revenue Recognition We ship the majority of our product directly to the consumer via United Parcel Service (“UPS”) or United States Postal Service (“USPS”) and receive substantially all payment for these shipments in the form of credit card charges. Our return policy is to provide a 30-day money back guarantee on direct and network marketing sales orders placed by customers and distributors. After 30 days, we do not refund direct sales customers or distributors for returned product. We have experienced monthly returns on direct sales orders approximating less than 1 percent of sales. Sales revenue and estimated returns are recorded when the merchandise is shipped and title and risk of loss passes to the customer.
          For retail customers, the Company analyzes its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return exists beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns. As of March 31, 2009, the Company had one retail distributor.
          The Company recognized previously deferred retail revenue and its related costs during the three month period ended September 30, 2008, as it had sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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
     Members of the Company’s management, including our Chief Executive Officer, David Brown, and Chief Financial Officer, Bradford Amman, have evaluated the effectiveness of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Brown and Amman concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
          With the addition of new employees for the entry and rollout of the Company’s network marketing sales strategy, internal controls are being analyzed and modified where necessary for effectiveness within the expanded corporate structure.

PART II Other Information
Item 1. Legal Proceedings
          On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. The complaint makes allegations of intentional interference with contractual relations with Zrii employees and distributors, intentional interference with Zrii’s prospective economic advantage, racketeering, misappropriation of Zrii’s proprietary information and trade secrets, violation of the Computer Fraud and Abuse Act, the Wiretap Act, the Stored Communications Act, and unfair competition, in addition to numerous other related claims. Zrii seeks injunctive relief enjoining the Company from using or disclosing Zrii’s trade secrets and proprietary information and from interfering with Zrii’s employees and distributors, general damages of at least $75 million, lost profits, royalties, punitive damages, disgorgement of profits, and attorneys’ fees and costs.
          On May l, 2009, Zrii filed a First Amended Complaint, mooting the Motion to Dismiss. The First Amended Complaint names, as a defendant, the Company and only one of the two individuals, Tyler Daniels, who were named defendants in the initial Complaint. In the First Amended Complaint, Zrii alleges that the Company actively conspired with Mr. Daniels, and others, to wrongfully solicit Zrii employees and business and schemed to take and use Zrii’s proprietary and trade secret information. The claims against the Company include Intentional Interference with Contractual Relations, Intentional Interference with Prospective Economic Advantage, Misappropriation of Trade Secrets, Violation of the Computer Fraud and Abuse Act, Violation of the Wiretap Act, Violation of Stored Communications Act, Conversion, Unfair Competition, and Unjust Enrichment. One of the claims in the initial Complaint, namely a claim based upon alleged violations of 18 U.S.C. 196I et. seq., a Civil Rico statute, is not present in this First Amended Complaint. In its prayer for relief Zrii is demanding equitable relief and damages. The Company intends to respond to this new pleading by filing a Motion to Dismiss or an Answer by the close of May 18, 2009.
          The Company has retained outside counsel to respond to the claims of Zrii and consider any potential counter claims by the Company. Currently, the Company believes the claims of Zrii to be without merit and intends to defend the action vigorously. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the Company.
Item 1A. Risk Factors
          Our Annual Report on Form 10-KSB for the year ended June 30, 2008 includes a detailed discussion of our risk factors. The following are additional risk factors reflecting recent developments and should be read in conjunction with the risk factors and information disclosed in our Annual Report.
Deteriorating economic conditions globally, including the current financial crisis and declining consumer confidence and spending could harm our business.
     Global economic conditions have deteriorated significantly over the past year. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.
Our recently initiated network marketing sales channel may not be successful.
          We have recently initiated a network marketing sales channel through which independent distributors will enter into agreements with us to sell Protandim® and other products that the Company may introduce in the market. In order to implement our new sales channel, we have recently hired approximately 50 additional personnel and engaged approximately 2,000 independent distributors to date. Our recent additions of personnel and independent distributors will result in substantial additional costs and expenses. In order to meet these increased expense requirements, we must substantially increase sales of our product or we must raise significant amounts of additional capital, which we may be unable to accomplish. If our revenue does not increase correspondingly with these increased costs and expenses, we will be unable to meet the cost requirements of our network marketing sales channel. In addition, there is no guarantee that our independent distributors’ efforts to sell Protandim® or other products will be successful.
Failure to retain our existing independent distributors and recruit additional independent distributors, our revenue will not increase and may even decline.
          We have recently initiated a network marketing sales channel and we depend on our independent distributors to generate a portion of our revenue through that sales channel. Our independent distributors may terminate their services at any time. Independent distributors who join to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. Independent distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain independent distributors and recruit additional independent distributors. To increase our revenue, we must increase the number of and/or the productivity of our independent distributors. The number of our independent distributors may not increase and could decline. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict how the number and productivity of independent distributors may fluctuate because we rely primarily upon our independent distributor leaders to recruit, train, and motivate new independent distributors. Our operating results could be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors.
     The number and productivity of our independent distributors also depends on several additional factors, including:
•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products;

•	the public’s perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	new initiatives by the Company that may have unanticipated negative consequences, such as changes in product formulations, compensation plan changes or changes in personnel.
Actions by independent distributors are independent contractors, improper independent distributor actions that violate laws or regulations could harm our business.
          Independent distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate, which would harm our business. Our independent distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our independent distributors will comply with legal requirements. However, given the size of our independent distributor force, we may experience problems with independent distributors from time to time.
Government inquiries, investigations, and actions could harm our business.
          The network marketing industry is subject to governmental regulation, including regulation by the Federal Trade Commission (“FTC”). Any determination by the FTC or other governmental agency that we or our distributors are not in compliance with existing laws or regulations regarding the network marketing industry could potentially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers and, consequently, result in a material adverse effect on our business and results of operations.
Challenges by private parties to the form of our network marketing system or other regulatory compliance issues could harm our business.
          We may be subject to challenges by private parties, including our independent distributors, to the form of our network marketing system or elements of our network marketing sales channel. For example, lawsuits have recently been brought or threatened against some of our competitors that include allegations that the businesses involve unlawful pyramid schemes as well as other allegations. Adverse rulings could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent distributor.
Adverse publicity concerning our business, marketing plan or products could harm our business and reputation.
          The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our independent distributor network, our products or the actions of our independent distributors. Specifically, we are susceptible to adverse publicity concerning:
•	suspicions about the legality and ethics of network marketing;

•	the ingredients or safety of our products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors.
The loss of key high-level distributors could negatively impact the growth of our network marketing sales channel.
          The loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact the growth of our network marketing sales channel.
Laws and regulations may prohibit or severely restrict our network marketing efforts and regulators could adopt new regulations that harm our business.
          Various government agencies throughout the world regulate network marketing practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, this could result in a material adverse effect on our business and results of operations. Markets in which we currently do business could change their laws or regulations to negatively affect or completely prohibit network marketing efforts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended March 31, 2009, the Company sold unregistered common stock to accredited investors pursuant to an exemption under Rule 506 Securities Act of 1933, as amended (the “Securities Act”). Approximately 13,040,000 unregistered shares of common stock were sold at a price of $0.20 per share and a warrant to purchase the same number of shares at an exercise price of $0.50 per share. Effective April 6, 2009, an additional 4,460,000 unregistered shares of common stock were sold at a price of $0.20 per share (including a warrant to purchase the same number of shares at an exercise price of $0.50 per share) for a total issuance of 17,500,000 shares of common stock or $3,500,000 of gross proceeds.
          During the three and nine month periods ended March 31, 2009, the Company issued warrants to purchase 300,000 and 820,000 shares of the Company’s common stock, respectively, to consultants of the Company in exchange for services rendered at an exercise price of $0.21 and $0.11 per share and a term of three (3) years (see Notes 2 and 6 to the Condensed Consolidated Financial Statements included in this report). For these compensatory warrants, there was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
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
LIFEVANTAGE CORPORATION

Date: May 15, 2009	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	/s/ Bradford K. Amman
Bradford K. Amman
Chief Financial Officer (Principal Financial Officer)