Form 10-K
period 2009-06-30
Lifevantage Corp
filed 2009-09-28
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to
Commission file number: 000-30489
LIFEVANTAGE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	90-0224471 (IRS Employer Identification No.)

11545 W. Bernardo Court, Suite 301 San Diego, California (Address of principal executive offices)	92127 (Zip Code)
Registrant’s telephone number: (858) 312-8000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of voting and non-voting Common Stock (par value $0.001) held by non-affiliates as of the end of Company’s second fiscal quarter, December 31, 2008, was $3.9 million. Shares of the registrant’s common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock (par value $0.001) outstanding as of August 31, 2009, was 56,716,139 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent stated therein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements contained in this Report on Form 10-K and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the future performance of our network marketing sales channel; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements . These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and Commission rules.
          These forward-looking statements may be identified in this Report and the information incorporated by reference by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	The potential failure or unintended negative consequences of the implementation of our network marketing sales channel;

•	Our lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for product liability claims against the Company;

•	Independent distributor activities that violate applicable laws or regulations and the potential for resulting government or third party actions against the Company;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets in light of the global credit crisis or other adverse effects to our business and financial position;

•	Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Items 1 and 7 of our report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
          Lifevantage Corporation, the Lifevantage Corporation logo, Lifevantage®, and Protandim® are trademarks of Lifevantage Corporation in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless otherwise noted, the terms “we”, “our”, “us”, “Company” and “Lifevantage” refer to Lifevantage Corporation.
General
     Lifevantage is a publicly traded dietary supplement company which markets and sells its products through the network marketing, or multi-level marketing industry and seeks to enhance life through anti-aging and wellness products while creating business opportunities for all people. We pursue our mission of “helping people reach their health and wellness goals through science-based solutions to oxidative stress” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We primarily sell our products in the United States, with an anticipated launch into Mexico later this year, through a current network of independent distributors, preferred customers and direct customers.
     We offer only what we refer to as true products, which are products backed by facts and by science in two principal categories: dietary supplements that combat oxidative stress and anti-aging skincare. Currently, we manufacture, market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement which has been clinically proven to reduce the effects of oxidative stress as well as the progressive rate of aging, and our LifeVantage TrueScience™ Anti-Aging Cream, a scientifically-based, groundbreaking and unique skin care line.
     Earlier this year, we entered the network marketing or multi-level marketing distribution model, which we believe is the most effective and scaleable way to market and sell our products. As part of that expansion, we added a team that includes some of the most sought after and highest producing independent distributors in the network marketing industry, which we believe will continue to significantly impact our continued expansion into the network marketing sales channel.
     We believe that the direct-selling channel is ideally suited to marketing our products, because sales of nutritional and personal care products are strengthened by ongoing personal contact between consumers and distributors. This personal contact enhances consumers’ nutritional and health education and motivates consumers to begin and maintain wellness programs. Our products are backed by facts and science, which serve as powerful sales tools, and our distributors use our products themselves.
     Lifevantage is focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative and efficacious products to health conscious consumers. The Company believes the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial, full and part-time, employment opportunities. Our independent distributors can profit from selling our products and can also earn commissions and bonuses on sales made by the other distributors whom they recruit to join their sales organizations.
     We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local and national Company-sponsored sales events. We provide professionally designed educational training materials that our distributors can use to enhance recruitment and maximize their sales. We and/or our distributor leadership conduct thousands of training sessions each year to educate and motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products to consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. We believe that our efficient and effective distribution, logistics and customer care support systems assists our distributors by providing same day, or next-day sales capabilities and support services. We will further aid our distributors by generating additional publicity and demand for our products through traditional marketing and public relations activities, such as media coverage and endorsements.
     We primarily sell our products in the United States, with an anticipated launch into Mexico later this year. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that geographic diversity will help to mitigate our financial exposure as we continue to grow and expand into new markets.
Market
Dietary Supplements Market
     Even in light of the recent economic downturn, estimates in the Nutrition Business Journal (“NBJ”) show that total U.S. consumer sales of dietary supplements actually expanded 6.3% to $25.2 billion last year. According to the NBJ, as more people lost their jobs and their ability to pay for healthcare, many turned to supplements to remain healthy and help to ward off expensive doctor visits and pharmaceutical drugs.
     Moreover, NBJ estimates that the U.S. nutrition industry expanded by more than 8% in 2008, bringing total U.S. consumer sales to $101.8 billion.
          2008 U.S. Nutrition Industry Consumer Sales

     Moreover, according to the NBJ, U.S. sales of dietary supplements, natural & organic foods and beverages, functional foods and beverages, and natural & organic personal care (N&OPC) and household products in the four NBJ-defined direct-to-consumer channels— multi-level marketing (MLM), practitioner, Internet and direct response— increased 4.9% to $12.2 billion last year. U. S. direct-to-consumer sales accounted for 12% of total U.S. nutrition industry sales in 2008. Of that, MLM supplement sales represented 52%.
          2008 U.S. Nutrition Industry Sales Growth by Channel
                                                   Source: Nutrition Business Journal, May 2009

          2008 $8.8 Billion U.S. Direct-to-Consumer Supplement Sales by Channel
                                                   Source: Nutrition Business Journal, May 2009
          2008 U.S. Nutrition Industry Revenues by Channel
2008 U.S. Nutrition Industry Revenues by Channel

	Natural & Specialty	Mass Market	Mail Order/DRTV,
Category	Retail	Retail	Radio	MLM	Practitioner	Internet	Total

Supplements	9,300	7,100	1,390	4,590	1,940	890	25,210
Natural & Organic Food	15,500	14,120	20	30	10	30	29,710
Functional Food	3,670	32,630	40	260	40	170	36,800
N&OPC and Household	4,300	2,980	350	1,770	420	280	10,100

Total	32,770	56,820	1,800	6,650	2,400	1,380	101,820
Source: Nutrition Business Journal (Smil, consumer sales). Primary research includes NBJ surveys of natural food, supplement and N&OPC manufacturers, distributors, MLM firms, mail order, Internet and raw material companies and numerous interviews with major retailers, manufacturers, suppliers and industry experts. Secondary sources include Information Resources Inc., The Natural Foods Merchandiser, OTC Update, SPINS, The Nielsen Company, company data and others. Note: To avoid double counting, NBJ classifies soymilk and nutrition bars as functional rather than natural & organic foods and beverages, although both are included in natural & organic totals cited in NBJ elsewhere. Natural & Specialty represents natural, health food, supplement and specialty retail outlets, including Whole Foods, GNC, sports nutrition stores, etc. Mass Market represents FDMCC or food/grocery, drug, mass merchandise, club and convenience stores, including Wal-Mart, Costco, etc. Mail order represents catalogs, direct mail and direct response TV and direct response radio. Practitioners represent conventional and alternative health practitioners selling to their patients, athletic trainers, beauticians, etc.
          Source: Nutrition Business Journal, June/July 2009
     Anticipated Industry Growth
     According to a recent report by the Mercanti Group, an investment banking firm that closely follows the health and wellness industry, the anticipated growth in the nutritional supplements industry is driven by a number of factors, including:
o	consumers increasingly moving toward alternative solutions for general wellness issues;

o	the changing lifestyles of consumers;

o	a growing elderly population;

o	aging Baby Boomers and their “better off” financial status;

o	the fact that nutritional supplements can complement or be used as an alternative to traditional pharmaceutical treatments;

o	recently gained credibility of nutritional supplements as a result of the Food and Drug Administration’s (“FDA’s”) insistence on stringent product quality and testing procedures;

o	newly implemented federal Good Manufacturing Practices (GMP);

o	increasing research by federal agencies;

o	a steady stream of innovative new products that target an ever-expanding range of increasingly specific conditions; and,

o	the increasing growth of the direct sales industry, with specific product growth especially pronounced among products that are not available in retail stores.
Skincare Industry and Anti-Aging Products Market
     The Anti-Aging Market
     According to recently published reports by the Freedonia Group, a leading international, multiclient business research and database company, the U.S. has a $20 billion anti-aging product industry with demand for anti-aging products expected to rise 8.7% in 2009.
     Reports published by Global Industry Analysts, Inc. (“GIA”), publishers of off-the-shelf market research, indicate that demand for products in the worldwide anti-aging products market is increasing as a result of a few different factors, including:
o	lifestyle changes effected by consumers to increase their chance of longevity;

o	changing practices in personal grooming which have resulted in more time and money being directed to external grooming efforts to minimize the visible effects of aging;

o	increased demand for skin lotions, toners, wrinkle-removal creams, skin whiteners, luxury topical skin care products, concealers and cover-ups;

o	increasing number of younger age anti-aging consumers becoming more proactive about their skin maintenance routine; and,

o	the growing acceptance of vitamins and antioxidants as effective anti-aging nutrients.
     The GIA report also states that growing wariness of harsh chemicals is expected to lead to increased demand for anti-aging products with organic, natural, herbal and botanical extracts as active ingredients. Anti-aging products which include chamomile, copper, gold, minerals, and amino acids are expected to make large gains in the marketplace in coming years. The GIA estimates that sales of dietary supplements, vitamins, and minerals are forecasted to rise, with total world-wide sales of anti-aging products expected to reach $115.5 billion by 2010.

Marketing and Direct Selling Opportunity
     We believe that our marketing strategies position our highly consumable and scientifically based products within the context of a compelling business opportunity. In fact, the Lifevantage business opportunity as a product is a key focus of our marketing effort.
     We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. We attempt to attract and motivate high-caliber, independent distributors with our focus on product innovation, our generous compensation plan and our distributor support programs.
     With over fifty years of significant success, the direct selling industry has proven to be an effective method of marketing our high-quality products because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.
     We target our products to several growing market segments:
o	the Anti-Aging Market;

o	the Baby Boomer market, interested in anti-aging through cosmetics, dietary supplements, and supplemental business opportunities; and

o	the Market created by the current economic crisis, those seeking to supplement income or replace lost income.
     We are focused on building and maintaining our distributor network by offering financially rewarding career opportunities through the sale of unique, category-creating true products, products backed by facts and by science, to health conscious consumers concerned about the effects of aging. Recent statistics released by the Bureau of Labor/U.S. Department of Labor estimate that current unemployment levels are at 9.7%. We believe the income potential provided by our business opportunity appeals to a broad cross-section of consumers, particularly the growing population seeking part-time and full-time income due to the global economic crisis and job loss, those seeking home-based business opportunities, and those seeking entrepreneurial business income.
     In the network marketing industry, we believe we are at an advantage as distributors generally view companies which provide newer opportunities as more attractive than companies who have been in the industry for a longer period of time. In addition, we believe we are attractive to distributors because we offer highly consumable products backed by facts and by science, with third-party substantiation and celebrity and scientific endorsement, and offer distributors the opportunity to be a part of a publicly traded company. We believe that all of these factors increase the attractiveness of our products and product sales opportunity to our distributors and consumers.
     Our distributors can profit from selling our products and can also earn commissions and bonuses on sales made by other distributors they recruit to join their sales organizations. We enable distributors to succeed by providing a broad array of motivational, educational, and support services, including ongoing efforts to secure independent coverage of our science and products. We have received coverage from, among others, ABC “Primetime,” NBC “Today,” PBS “Healing Quest,” September 2009 “Delicious Living” magazine, and the September/October 2009 issue of “AARP Magazine”.

     We will further assist our distributors by generating additional demand for our products through traditional marketing, public relations, and media efforts. We strategically time the release of new products and the opening of new markets in conjunction with special corporate events.
     We motivate our distributors through a performance-based compensation plan, individual recognition, reward programs and incentives, and participation in local and national corporate events.
     We are committed to providing professionally-designed training materials distributors can utilize in their sales and recruiting efforts. During the past year, we and our distributors have conducted thousands of training sessions to educate and motivate our distributors, and plan to continue to do so in the future. These training events not only teach our distributors leadership skills and how to build successful organizations utilizing industry-proven techniques, but also how to teach the science behind our products and to differentiate our products to consumers.
     In addition, we sponsor our corporate broadcast network TrueTV, which delivers educational, motivational, and inspirational content from our executive officers, Scientific Advisory Board members, celebrities, and field leaders.
     According to the Direct Selling Association, the direct sales market is a multi-billion dollar market enjoying steady growth anticipated to be above $30 billion in 2009. We believe that we are positioning Lifevantage to capture a substantial share of this market. Our strategy for expanding our dietary supplement business is to continue to introduce innovative, substantiated products based on extensive research and development and quality manufacturing.
     We believe our commitment to developing and manufacturing science-based products will enhance our ability to attract new consumers and new distributors, to continue above-normal retention of distributors, and will help to increase our market share moving forward.
Background
The Antioxidant Myth
     It is widely known that humans benefit nutritionally from many foods that also happen to be rich in “direct” antioxidants, such as oranges, dark chocolate and red wine. Common thought was that eating these types of foods and taking direct antioxidant supplements such as Vitamins C and E would increase antioxidant benefits to the body and reduce total oxidative stress. However, scientific studies have not been able to confirm this. In fact, some studies show just the opposite may occur.
     The vast majority of antioxidant supplements sold today are “direct antioxidants”. Direct antioxidants attempt to neutralize free radicals through direct consumption of antioxidant pills, juices, or other products. These products, which offer highly concentrated levels of vitamins A, C, E and other direct antioxidants, were previously thought to effectively eliminate free radicals. However, significant limitations have been found with these direct antioxidants. Scientists have estimated that an individual would need to consume the antioxidants found in 375 oranges, 87 glasses of red wine or about 120 vitamin C tablets (500mg) a day to neutralize the amount of free radicals that the body produces every single day.

     However, even if a person were willing to try and ingest such massive amounts of food and drink, the body could not absorb enough antioxidants through food, liquids or vitamins to equal the number of free radicals the body produces every day, therefore failing to relieve oxidative stress. In fact, recent studies have also suggested that consuming large amounts of direct antioxidants through supplements may result in antioxidants reacting with oxygen in the system, which could actually result in the production of oxidants and increased oxidative stress.
Oxidative Stress
     Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism and results from the fact that we breathe air and utilize oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage the cells and tissues of the human body and consequently negatively impact our general health. Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism. These reactive oxygen species (“ROS”) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age.
     Elevated ROS levels inflict structural damage to nucleic acid, lipid, carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease, and age-related debilitation. Normally, cellular antioxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are superoxide dismutase (“SOD”) and catalase (“CAT”). However, the levels of these protective antioxidant enzymes decrease with age and also decrease in a number of disease conditions.
     SOD is the body’s most effective natural antioxidant. SOD works in conjunction with CAT, and under some circumstances, the balance may be important. A by-product of SOD’s potent antioxidant activity is hydrogen peroxide, a dangerous substance that subsequently needs to be converted into water and oxygen by CAT. Together, these two enzymes constitute the first line of defense and repair for the body. Scientists have long realized that increasing levels of SOD and CAT is the key to fighting oxidative stress, disease, and aging, however, SOD and CAT oral supplements by themselves can neither be absorbed or work in conjunction with each other in one safe, orally-available pill.
     Oxidative stress is the result of the metabolic wear-and-tear seen in aging and it is said to give a foothold to many of the undesirable effects of aging. As the body ages, oxidative stress levels increase significantly, as the body cannot keep up with the free radicals produced through the metabolic process.
     Oxidative stress is widely believed to be a key factor in the aging process by triggering premature cell death. The body’s defenses against oxidative stress and free radicals decrease with age. Oxidative stress has also been linked as a causative or associated factor in over 100 diseases, while lowering oxidative stress levels is known to improve overall health and wellness.

Product Overview
Protandim®
     Protandim is the only known dietary supplement clinically proven to eliminate the age-dependent increase in markers of oxidative stress, and has been shown to provide substantial benefits to combat the variety of negative health effects caused by oxidative stress. This patented antioxidant therapy works in a very different way than conventional foods such as red wine, oranges, blueberries or other popular antioxidant supplements.
     Protandim combats oxidative stress by increasing the body’s natural antioxidant protection at the cellular level, inducing the production of naturally occurring protective antioxidant enzymes including SOD, CAT, and glutathione synthase. The unique blend of phytonutrients in Protandim signal the body’s genes to produce numerous antioxidant enzymes which work together as the body’s first line of defense against free radicals. These enzymes are “catalytic”, which means that enzymes such as SOD and CAT are not used up when they neutralize free radicals.
     In September 2009, we announced that we had been granted a third patent for Protandim. The patent, “Methods for Enhancing Antioxidant Enzyme Activity and Reducing C-Reactive Protein Levels,” was issued on August 25, 2009. This patent claims the use of Protandim for increasing antioxidant enzyme activity and further documents Protandim’s effect on antioxidant enzymes in vivo, describing anti-inflammatory effects such as the lowering of C-reactive protein. C-reactive protein is widely considered by doctors and researchers as an indicator of the amount of inflammation present in the body. Elevated basal levels of C-reactive protein are considered risk factors for diabetes, hypertension, and cardiovascular disease.
     The newest Protandim patent supplements the coverage of rights previously obtained, which included exclusive rights to the Protandim composition and methods of manufacture of Protandim and further separates Protandim from other dietary supplements. Additionally, the Abstract of the patent is written broadly, and includes additional ingredients that may also work but were not selected for use in Protandim. Thus, we believe the patent protects both the original formula as well as formulas we could create to develop a Protandim line extension.
     Clinical Studies
     A peer-reviewed human clinical study that we conducted in 2004 and 2005 showed that after Protandim was taken for 30 consecutive days, the level of circulating TBARS, the laboratory markers for oxidative stress in the human body, decreased by an average of 40 percent. The study also demonstrated that TBARS levels were decreased to levels typical to a 20 year old. When taken for 120 consecutive days, Protandim increased the activity of SOD and CAT antioxidant enzymes by up to 54 percent, substantially increasing the body’s antioxidant defenses. This study was published in the journal Free Radical Biology and Medicine, vol. 40, pp. 341-7 (2006).
     Published and Independent Preclinical Studies
     In April 2009, the findings from a Louisiana State University peer-reviewed study were published in the journal PLoS ONE, an international, peer-reviewed, open-access journal published by the Public Library of Science. The abstract was entitled “Protandim, a Fundamentally New Antioxidant Approach in Chemoprevention Using Mouse Two-Stage Skin Carcinogenesis as a Model”.

     According to the researchers, oxidative stress is an important contributor to cancer development. Consistent with that, antioxidant enzymes have been demonstrated to suppress tumorigenesis, the formation or production of tumors, when being elevated both in vitro and in vivo, making induction of these enzymes a more potent approach for cancer prevention. Since Protandim, with its well-defined combination of widely studied phytochemicals, had been shown to induce SOD and CAT activities and reduce superoxide generation and lipid peroxidation in healthy human subjects, the researchers made Protandim the focal point of their skin cancer study.
     A two-stage mouse skin carcinogenesis study was performed to investigate whether Protandim could suppress tumor formation by a dietary approach. At the end of the study, the mice on a Protandim-containing basal diet had similar body weight compared with those on the basal diet, which indicated no overt toxicity by Protandim. After three weeks on the diets, there was a significant increase in the expression levels of SOD and CAT, in addition to the increases in SOD activities. Importantly, at the end of the carcinogenesis study, both skin tumor incidence and multiplicity were reduced in the mice on the Protandim diet by 33% and 57% respectively, compared with those on a basal diet.
     The preclinical study concluded that overall, induction of antioxidant enzymes by Protandim may serve as a practical and potent approach for cancer prevention.
     Furthermore, in April 2009, additional findings of a related, extended preclinical study conducted by the Louisiana State University Health Sciences Center were presented at the 100th annual meeting of the American Association for Cancer Research in Denver, CO. The abstract for that study was entitled “The effects of a novel antioxidant diet (Protandim) on cell death during early skin carcinogenesis”.
     This preclinical study utilized a multistage skin carcinogenesis model to investigate the molecular mechanisms used by Protandim to exert its anti-cancer effects. This study referenced an earlier related preclinical study which demonstrated that Protandim, via dietary administration, suppressed oxidative stress and skin tumor formation. That earlier preclinical study had utilized a multistage skin carcinogenesis mouse model which demonstrated that cell proliferation was accompanied by apoptosis and apoptosis preceded cell proliferation. Therefore, the investigators hypothesized that oxidative stress, cell proliferation and p53-mediated apoptosis forms a positive feedback loop, which plays a major role in contributing to tumorigenesis. As a result, the authors concluded that the induction of SOD by Protandim could break this feedback cycle, leading to cancer prevention.
     In February 2009, the results of a preclinical study were published in the journal Free Radical Biology and Medicine. The study was conducted by scientists at the University of Colorado Denver and Ochsner Medical Center and demonstrated that all five of Protandim’s active ingredients contribute synergistically to the composition’s activity, allowing it to work at low, pharmacologically attainable doses of each. Even low doses of Protandim were shown to induce human cells to increase their production of many antioxidant enzymes, and other anti-aging factors.
     Furthermore, this study demonstrated that the synergistic impact of the active ingredients used in the formulation of Protandim increases the cell’s production of glutathione, a key antioxidant and anti-aging factor, by more than 300 percent, as well as increases the important antioxidant enzyme heme oxygenase-1. Glutathione plays a key role in the immune system and when glutathione levels drop, a person’s ability to fight disease decreases. The study also demonstrated that Protandim delivered antioxidant benefits to cells in ways that are not affected at all by conventional direct antioxidants such as vitamins E and C.
     Protandim is currently the subject of approximately 20 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress. Universities and institutions conducting research include the University of Colorado; Colorado State University; Denver Health Medical Center; Children’s Hospital, Denver; the University of Florida; the University of Kentucky; the University of Michigan; Louisiana State University; Ohio State University; Vanderbilt University; Glamorgan University, Wales; Sahlgrenska University Hospital, Sweden; Harvard University; and the Mexican Institute of Social Security, Mexico City. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, photoaging of the skin, osteoarthritis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, periodontal disease, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, metabolic syndrome, and optic neuropathy.
     Protandim is marketed as a “dietary supplement,” as defined in Section 3 of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), codified as § 201(ff) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) (21 U.S.C. § 321(ff)). We hold the rights in Protandim in our wholly owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”).
LifeVantage TrueScience™ Anti-Aging Cream
     In June 2009, we launched our LifeVantage TrueScience™ Anti-Aging Cream (“LifeVantage TrueScience”), a scientifically-based, groundbreaking and unique skin care line which includes natural and effective ingredients. This new, proprietary skin care formula was developed in association with Kimberly Stone, M.D., a Denver-based board certified dermatologist, and was formulated to protect the skin from a variety of factors that contribute to aging and the symptoms of unhealthy skin.
     LifeVantage TrueScience contains cutting-edge ingredients, including those found in Protandim which are intended to improve skin tone and even skin coloring, diminish the appearance of fine lines and wrinkles, and provide a vibrant, healthy and glowing appearance. LifeVantage TrueScience is also designed to improve skin smoothness and pigmentation, while increasing skin moisture.
     The LifeVantage TrueScience proprietary skin care formula offers:
•	Hydration/Moisturizing: LifeVantage TrueScience features a Lamellar Phase Emulsion System that forms a liquid emulsion barrier for superior moisturizing. This is accomplished by delivering exotic fatty acids to retain the body’s natural moisture and produce a high-end moisturizing effect. It also features sodium hyaluronate, a superior moisture-binding agent that can balance moisture levels at the surface of the skin.

•	Toning/Brightening: The turmeric extract in LifeVantage TrueScience is specially modified to remove the majority of yellow compounds without reducing the effectiveness of its potent curcuminoids. Curcuminoids have been shown to produce a gentle skin lightening that evens dispigmentation. Additionally, the leucojum aestivum bulb extract slows the spread of melanocytes, which contributes to uneven skin coloring.
•	Wrinkles/Fine Lines: The palm peptides and leucojum aestivum bulb extract in TrueScience have been shown to visibly reduce signs of wrinkles and fine lines. They also promote improved skin tone and texture.

•	Lipid Rejuvenation: LifeVantage TrueScience delivers multiple ingredients intended to mimic the naturally occurring lipid structure in the skin and retain the body’s own moisturizing lipids.
Our Business Strategy
Network Marketing Model
     The foundation of our distribution system and sales philosophy is network marketing, which we believe is the most effective and scaleable way to sell our products and in fiscal year 2009, we recorded net revenue of $4.1 million. We primarily sell our products in the United States, with an anticipated launch into Mexico later this year, through a current network of independent distributors, preferred customers and direct customers.
     In addition to helping our distributors achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn commissions and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because of their strong scientific backing. Additionally, sales of dietary supplements have historically been very strong in this channel through ongoing personal contact and coaching between consumers and distributors.
     We believe that this business model enables us to grow our business with only moderate investment in our infrastructure and other fixed costs. In addition, our distributors coordinate a large share of distributor recruiting and training initiatives. Furthermore, based on increasing demand, we can readily increase production and distribution of our products as a result of our third party manufacturing relationships. Even with significant growth, scalability is managed and architected with third party relationships and the experience level of our management team.
     We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. We attempt to attract and motivate high-caliber, independent distributors because of our focus on product innovation, our generous compensation plan and our distributor support programs.
     With over fifty plus years of significant success, the direct selling industry has proven to be an effective method of marketing our high-quality products because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. Our strategy for expanding the dietary supplement business is to introduce innovative, substantiated products based on extensive research and development and quality manufacturing. Our product development efforts focus in the area of anti-aging and reduction of oxidative stress.

     As we work to grow our business, we are focused on the following key strategies:
o	offering compelling and innovative products backed by science;

o	offering rewarding and motivating distributor incentives, training, events, and loyalty / recognition programs;

o	continuing to conduct clinical studies to demonstrate the superiority of our products; and

o	combining traditional public relations and marketing strategies with the viral marketing power of network marketing.
     Distributor Network
     To become a distributor in most markets, a person must be enrolled by an existing distributor and may purchase one of several types of business packs. The product and literature contents in the kits vary commensurate with the size and cost of each kit. Our plan does not require the purchase of product to join, only to participate in the compensation plan.
     Active distributors under our compensation plan are defined as those distributors who have purchased products for resale or personal consumption during the previous six months and have enrolled at least one other distributor. In addition, we have implemented a “preferred customer” program which allows customers to purchase products directly from us, on a recurring monthly product subscription basis. We include preferred customers who have purchased products during the previous six months in our “active distributor” numbers. While preferred customers are different from distributors, both are considered customers of our products and there is often overlap between the two.
     We rely on our distributors to recruit and sponsor new distributors of our products. While we provide Internet support, product samples, brochures, magazines, and other sales and marketing materials at cost, distributors are primarily responsible for recruiting and educating new distributors with respect to products, our compensation plan, and how to build a successful distributorship.
     The sponsoring of new distributors creates multiple levels in a network marketing structure. Individuals that a distributor sponsors are referred to as “downline” or “sponsored” distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.
     Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors, unless the new distributors purchase products. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People often become distributors after using our products as regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A new distributor must enter into a standard distributor agreement, which among other things, obligates the distributor to abide by our policies and procedures.

Distributor Earnings
     Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, and selling the products to retail customers. Second, distributors who sponsor other distributors and establish their own sales organizations may earn commissions on the product purchased by distributors and customers within their own organization. Each distributor’s success is dependent on two primary factors: 1) the time, effort and commitment a distributor puts into his or her Lifevantage business and 2) the product sales made by a distributor and his or her sales organization.
Distributor Motivation and Training
     We believe that motivation and training are essential elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We are also committed to providing professionally-designed training materials distributors can utilize in their sales and recruiting efforts. During the past year, we and our distributors have conducted thousands of training sessions to educate and motivate our distributors, and plan to continue to do so in the future. These training events not only teach our distributors leadership skills and how to build successful organizations utilizing industry-proven techniques, but also how to teach the science behind our products to differentiate our products to consumers. In addition, we sponsor our corporate broadcast network TrueTV, which delivers educational, motivational, and inspirational content from our executive officers, Scientific Advisory Board, celebrities, and field leaders.
     We believe our commitment to developing and manufacturing science-based products will enhance our ability to attract new consumers and new distributors, to continue above-normal retention of distributors, and will help to increase our market share moving forward.
Competitive Advantages
     We believe that we can be competitive within the network marketing, or multi-level marketing industry as a result of several key factors, including:
o	our ability to offer our distributors a compelling business opportunity to market and sell highly consumable products backed by facts and science;

o	our experienced executive and network distribution team, comprising some of the most sought after and highest producing independent distributors in the industry;

o	providing a broad array of motivational, educational, and support services;

o	third-party substantiation and celebrity and scientific endorsement for our company and products; and

o	our ability to motivate our distributors through a performance-based compensation plan, individual recognition, reward programs and incentives, and participation in local and national corporate events.

     We enable distributors to succeed by providing a broad array of motivational, educational, and support services, including ongoing efforts to secure independent coverage of our science and products. We have received coverage from, among others, ABC “Primetime,” NBC “Today,” PBS “Healing Quest,” September 2009 “Delicious Living” magazine, and the September/October 2009 issue of “AARP Magazine”.
          Product Portfolio
     We believe that we offer our distributors a compelling business opportunity to market and sell highly consumable products backed by facts and science. We are committed to building distributor, customer and brand loyalty by providing targeted products for the nutrition and health and wellness industry.
          Compensation Plan
     One of our competitive advantages is our sales compensation plan. Our distributors can profit from selling our products and can also earn royalties and bonuses on sales made by other distributors they recruit to join their sales organizations. Under our compensation plan, a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets.
     We believe the income potential provided by our business opportunity appeals to a broad cross-section of consumers, particularly the growing population seeking part-time and full-time income due to the global economic crisis and job loss, those seeking home-based business opportunities, and those seeking entrepreneurial business income.
     In July of 2009, our Board of Directors approved a Distributor Stock Option Pool totaling 300,000 shares of Common Stock under our 2007 Long Term Incentive Plan, out of which stock option grants may be granted to distributors as incentive for achieving top distributor levels within our distributor compensation plan. This has been greeted with great enthusiasm by our distributors and has been an effective retention tool.
     We believe that these programs, along with an increased level of distributor recognition, goal setting and accountability, will continue to motivate our distributors to drive revenue growth.
Distributor Regulation
     We monitor regulations and distributor activity in each market to ensure our independent distributors comply with federal, state and local laws. Our published independent distributor policies and procedures establish the rules that distributors must follow. We require our independent distributors to present products and business opportunities ethically and professionally. Independent distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.
     Independent distributors must represent to us that their receipt of commissions is based on retail sales and substantial personal sales efforts. We must produce or pre-approve all sales aids used by distributors such as brochures and online materials. Products may be promoted only by personal contact or by collateral materials produced or approved by us. Independent distributors may not use our trademarks or other intellectual property without our consent.

     We systematically review reports of alleged independent distributor misbehavior. If we determine one of our independent distributors has violated any of our policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.
Manufacturing
     We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. Outsourcing allows us to avoid the relatively high fixed costs of building our own infrastructure to accomplish these same tasks, while gaining access to advanced manufacturing process capabilities and expertise. Outsourcing also allows us to minimize our commitment of resources to human capital required to manage these operational components successfully. Finally, outsourcing provides us with access to additional inventory without significant advance notice and often at an incremental price lower than the unit prices for the base service.
     On July 1, 2008, we entered into a contract manufacturing agreement with Cornerstone Research & Development, Inc. (“Cornerstone”) under which Cornerstone manufactures and packages Protandim.
     Cornerstone has significant experience in manufacturing dietary supplements and is one of the leading contract manufacturers in the country. Cornerstone follows strict current good manufacturing practices (“cGMP”) regulations for dietary supplements in general. We maintain and qualify other manufacturing options in order to to keep our costs low, maintain the quality of our products, and to be prepared for unanticipated demand spikes or manufacturing failure.
     Cornerstone delivers product to our fulfillment center based on our purchase orders. Through June 30, 2009, Cornerstone had shipped or delivered approximately 105,000 bottles of Protandim to our fulfillment center and retail distributors.
     Prior to entering into our agreement with Cornerstone, we utilized Nexgen Pharma/Anabolic Laboratories of Colorado Springs, Colorado, formerly The Chemins Company, to manufacture and package Protandim.
     The Company outsources the manufacturing of LifeVantage TrueScience Anti-Aging Cream to Wasatch Product Development, LLC, (“Wasatch”), a Utah based manufacturer. Wasatch’s core competency is sourcing and manufacturing cosmetics for both U.S. and international customers. Wasatch follows strict cGMP regulations in manufacturing its products.
     Marketing
     In May 2009, we launched our network marketing sales channel. We have a sales, marketing, public relations and customer service group consisting of 21 full-time employees and three outside contractors. We utilize a number of independent distributors throughout the United States to market and sell our products through our network marketing program and we recently began accepting independent distributor applications and orders in Mexico, in anticipation of a launch later this year..
Sales of our Products

     We accept orders for our products through independent distributor websites (“Virtual Offices”) that we provide to our independent distributors as part of our network marketing program. We also accept orders for our products through our website at www.lifevantage.com. Orders placed through Virtual Offices and through our website are forwarded daily to our contract fulfillment center where orders are processed and shipped to the consumer. We also sell our products directly to consumers through our website, our preferred customer autoship program and through one retailer, General Nutrition Distribution, LP (“GNC”).
     We offer a toll-free number to our distributors and other customers to order product or ask questions. Our customer service representatives answer customer calls and place orders in the Company’s web order processing system, as well as answer questions, track packages, and provide refunds to customers. The customer service representatives receive extensive training and are particularly knowledgeable about our products and adept at “up-selling” customers to our auto-ship purchasing option, which allows us to realize recurring revenue on a monthly basis with no further action required by the customer. We use InfoTrax System’s DataTrax software for orders through Virtual Offices and tracking independent distributor commissions. DataTrax is the industry standard for network marketing and direct selling companies and incorporates order entry, inventory shipment, distributor management and commission generation. The DataTrax software accepts and authorizes credit card submissions for independent distributor orders placed through our website as well as Virtual Offices. On a daily basis, the DataTrax software charges credit cards and notifies the fulfillment center of sales shipping needs through a web-enabled application. The operational system at the fulfillment center responds back to DataTrax when the product has been shipped and we can recognize revenue. Independent distributors generally pay for products prior to shipment and we typically carry minimal accounts receivable. Independent distributors typically pay for products by credit card.
     For direct-to-consumer sales, we use Heavy Metal — Business Software for e-Commerce to process orders on our website. We developed our online ordering system with the services of Make-A-Store, Inc. (“MAS”). The MAS system we have developed accepts and authorizes credit card submissions for both online sales order requests as well as telephone order sales. Upon authorization, the MAS system interacts with the operational system at the fulfillment center, notifying the fulfillment center of sales shipping needs through a web-enabled application. The operational system at the fulfillment center in turn responds to MAS when the shipment of the product has occurred, allowing MAS to “capture” the cost of the order and shipment from the customer’s credit card. MAS maintains its system maintained on an array of servers, with load balancers, firewalls, and database server backups at MAS’ secure hosted facility. This facility provides a full-service, managed hosting environment with approximately 80,000 square feet of total space, closed circuit monitoring of all areas and entrances, coded access and 24-hour video security.
Research and Development
     We continue to spend time, effort, and financial resources on the research and development of our products.. In fiscal years ended 2009 and 2008, we spent about $224,000 and $324,000, respectively, in Company-sponsored research and development.
     Protandim is currently the subject of approximately 20 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress. Universities and institutions conducting research include the University of Colorado; Colorado State University; Denver Health

Medical Center; Children’s Hospital, Denver; the University of Florida; the University of Kentucky; the University of Michigan; Louisiana State University; Ohio State University; Vanderbilt University; Glamorgan University, Wales; Sahlgrenska University Hospital, Sweden; Harvard University; and the Mexican Institute of Social Security, Mexico City. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, photoaging of the skin, osteoarthritis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, periodontal disease, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, metabolic syndrome, and optic neuropathy.
Target Market
     Approximately 11,000 Americans turn 50 every day, and Americans now expect longer life spans and a better quality of life. Americans over the age of 50 represent over $525 billion per year in direct healthcare spending. This group, also known as the baby boomer market is focused on their health and have both a desire and the means to do something about it.
     People in this core wellness segment tend to be proactive about their health, and take steps to lower health risks and prevent disease. They also tend to be engaged in a healthy, active lifestyle, consume organic or natural foods, and they are more in tune with their bodies and do not wait until they get sick before they adjust their lifestyle. Women in the core wellness segment are positively pre-disposed to or are currently taking dietary supplements. Men’s attitudes specifically toward aging is rapidly changing. In the past men were content to let the aging process happen, but now men are showing a greater willingness to be proactive about maintaining good health. Thus, Protandim enjoys a vast potential market within this group.
Competition
     As the only known dietary supplement clinically proven to eliminate the age-dependent increase in markers of oxidative stress, and to combat the variety of negative health effects caused by oxidative stress, we believe that Protandim reflects a unique product in the dietary supplement industry. However, there are potential Protandim competitors.
Direct Antioxidants
     Vitamin C, Vitamin E, Coenzyme Q-10, and other sources of exogenous antioxidants are sometimes considered competitors of Protandim. We do not consider these substances to be competitors because they are non-enzymatic oxygen radical scavengers and do not increase the body’s enzymatic elimination of oxidants. Our research indicates that Protandim increases production of natural antioxidant enzymes, such as SOD and CAT, within the cells of the body. Oxygen is consumed by mitochondria in the body, which is where oxidative stress is at its worst. We believe that the body’s internal antioxidant enzymes, produced at homeostatic levels, provide a better defense against oxidative stress than exogenous sources of antioxidants.
Oral SOD and CAT
     There are many companies performing research into antioxidants, and these companies are intensely competitive. There are some companies that sell oral forms of SOD and CAT, however, due to research which indicates the lack of bioavailability and efficacy of such oral delivery, we do not consider them to be competitors. It is highly likely that one or more additional entities will develop, purchase or license from a third party, competitive products along the lines of our focus.
     We compete with other network marketing companies, many of which have a longer operating history and higher visibility, name recognition and financial resources than we do. We compete for new independent distributors on the strength of our business opportunities, product offerings, compensation plan, management, and our operations. In order to successfully compete in the network marketing industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunities to our distributors.
Product Liability and Other Insurance
     We have product liability insurance coverage for Protandim that we believe is adequate to protect us. We have also obtained commercial property and liability coverage, as well as directors’ and officers’ liability insurance.
Intellectual Property
     Protandim is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including SOD and CAT. The patent and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals.
     We use commercially reasonable efforts to protect our intellectual property and license rights through patent protection, trade secrets, and contractual protections, and intend to continue to develop a strong brand identity in the Protandim name.
     Our intellectual property is covered, in part, by three U.S. patents issued on July 10, 2007, June 10, 2008 and August 25, 2009. An additional U.S. Utility Patent application is pending in the U.S. Patent and Trademark Office and additional filings are anticipated. Corresponding applications directed to Protandim are pending in Australia, Canada, China, Europe, India, Japan and Korea. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods, and methods of manufacture of Protandim. The expected duration of our patent applications is through March 23, 2025.
     Protandim is a registered trademark in the United States, Canada, China, the European Community, Japan and Taiwan. We have applied for protection of the Protandim mark in China, and Mexico.
     We have applied for the trademark LifeVantage in Mexico, Canada and through the World Intellectual Property Organization (WIPO). We have registered the mark LifeVantage in the United States and through WIPO in Australia, China, Japan and the European Community. We also have pending applications for the mark LifeVantage TrueScience in the United States and Mexico.
     We do not know with reasonable certainty the timing of the final grant or denial of the applications for registration of these marks in these countries.
     In order to protect the confidentiality of our intellectual property, including trade secrets and know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.
Governmental Regulations
FDA Regulations
     The formulation, manufacturing, packaging, labeling, and advertising of Protandim and the Company’s personal care line of products are subject to regulation by the Food and Drug Administration (“FDA”). The Company is not required to obtain FDA approval to sell Protandim.
     Protandim is marketed as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. In 1994, DSHEA established a new framework governing the composition and labeling of dietary supplements.
     DSHEA permits statements of nutritional support to be included in labeling for dietary supplements without FDA pre-or-post-marketing approval. Such statements may describe how a particular dietary ingredient may affect the structure, function, or general well-being of the body or the mechanism of action by which dietary ingredients affect the foregoing. Such statements may not state or imply that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA, as a “health claim” or qualified health claim. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA may assert that a particular statement of nutritional support that a company is using is an illegal claim; that assertion, normally, is in the form of a Warning Letter to which company may respond.
     DSHEA also permits certain scientific literature, for example a reprint of a peer-reviewed scientific publication, to be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. However, such literature must not be false or misleading, the literature may not promote a particular manufacturer, or brand of dietary supplement and it must include a balanced view of the available scientific information on the subject matter, among other requirements.
     While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of Protandim, we cannot guarantee that the FDA will never inform the Company that the FDA believes some violation of law has occurred. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. An enforcement action could include a warning letter that informs us of alleged violations. Although we would be entitled to take corrective action in response to any such warning letter, the issuance of a warning letter will be public information. That information could affect our relationships with our investors, vendors, and consumers. The FDA could also initiate other types of enforcement actions, including actions for product seizure, inspection, and/or criminal prosecution.
FTC Regulations
     Advertising and marketing of our products are also subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act (“FTC Act”). Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims before the claims are made. Failure to substantiate product claims may be considered deceptive or unfair. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products. The FTC routinely reviews advertising and websites to identify questionable advertising claims and practices, and competitors may inform the FTC when they believe other competitors are violating the FTC Act. The FTC may decide to initiate an investigation into a company’s advertising practices, which may initially involve non-public pre-lawsuit discovery. Such an investigation may (i) be very expensive to defend, (ii) be lengthy, and (iii) result in one or more adverse rulings by a court, administrative law judge, or in a publicly disclosed consent decree.
     Additionally, any telemarketing activities we may engage in must comply with the FTC’s Telemarketing Sales Rule, 16 CFR Part 310, and additional telemarketing and marketing statutes and regulations of the FTC and of various states. Because these activities, in general, are in the public eye and because it may be difficult to ensure compliance with these laws and regulations by the individuals who actually make and receive such calls, there is a risk that we could be the subject of investigation and other enforcement activities that may be brought by the FTC and state agencies. We regularly train and educate telemarketing representatives to correctly and appropriately represent our product.
     Network marketing activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations often:
     • impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;
     • require us or our distributors to register with governmental agencies;
     • impose caps on the amount of commission we can pay;
     • impose reporting requirements; and
     • impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.
     The laws and regulations governing direct selling are modified from time to time, and, like other network marketing companies, we may be subject from time to time to government investigations related to our network marketing activities. This may require us to make changes to our business model and aspects of our compensation plan.
State Regulations
     In addition to U.S. federal regulation, each state has enacted its own food and drug laws. We may receive requests to supply information regarding our sales or advertising to state regulatory agencies. We remain subject to the risk that, in one or more of our present or future markets, our products, sales, and advertising could be found non-compliant with state laws and regulations. If we fail to comply with these laws and regulations, it could have a material adverse effect on our business in a particular market or in general. In addition, these laws and regulations could affect our ability to enter new markets.
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
     Potential FDA and Other Regulation
          We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. For example, the FDA is currently developing guidance for the industry to clarify the FDA’s interpretation of the new dietary ingredient notification requirements, which may raise new and significant regulatory barriers for new dietary ingredients. Increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as illegal under the FDCA because of the failure to file a new dietary ingredient notification.
     In 2007, the FDA issued final rules, which are federal regulations for governing the manufacturing, holding, packing and distribution of dietary supplements. The cGMPs require quality control provisions that are similar to cGMPs for drugs. Our contract manufacturer, Cornerstone, is a medium sized company. Medium sized companies were granted until June 25, 2009 to comply with the new cGMP requirements.
     In addition, in late 2006, the President signed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007. The law amends the FFDCA with respect to adverse event reporting, labeling and recordkeeping for dietary supplements and non-prescription drugs. Pursuant to the requirements set forth in this Act, manufacturers, packers, or distributors whose name appears on the label of a dietary supplement or nonprescription drug must notify the FDA of all serious adverse event report associated with a product within 15 business days after the report is received. The law also requires companies to maintain records related to each report of a serious adverse event for a period of six years. Finally, the Act mandates specific labeling requirements which must be followed, including the placement of a full domestic address or telephone number where serious adverse event reports may be received; however, the FDA has indicated that is will exercise enforcement discretion on the labeling requirements until September 30, 2010.

Results of Operations
     We commenced sales of Protandim in February 2005. For the fiscal years ended June 30, 2007, 2008 and 2009, we generated revenues of $5,050,988, $3,200,174 and $4,141,304 respectively and incurred net losses of $3,693,578, $2,054,439 and $9,114,619 respectively. We have expended in excess of $39,000,000 in research and development activities and overhead expenses since our inception in July 2003.
     Our expenditures have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim. In the third and fourth quarters of our 2009 fiscal year, we assumed substantial overhead costs as we entered the network marketing sales channel, including expenses related to the addition of new personnel, legal and marketing expenses necessary to launch the sales channel. In addition, legal expenses related to the complaint filed by Zrii were unanticipated and costly to us. See “Legal Proceedings” for more information.
     In connection with the launch of our network marketing sales channel in May 2009, we hired approximately 50 sales, marketing operations, finance and accounting personnel. The Company believes that the experience of the newly hired team in the network marketing industry will speed up the timeline of our network marketing sales strategy. Our recent hiring of additional personnel for our network marketing sales channel will result in substantial additional costs and expenses. We have enrolled more than 2,000 independent distributors in our network marketing program.
     Effective as of June 9, 2009, we appointed a new Chief Operating Officer, Kirby Zenger, and a new Chief Financial Officer, Carrie Carlander. We appointed Brad Amman, our former Chief Financial Officer, as VP of Finance.
     In order to meet our increased expense requirements, our sales must increase substantially or we must raise sufficient amounts of additional capital, and there is no guarantee that either of these events will occur. Our revenue is highly dependent upon the number and productivity of our independent distributors. Growth in our sales volume requires an increase in the productivity and/or growth in the total number of our independent distributors.
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
     We incorporated in Colorado in June 1988 under the name Andraplex Corporation. We amended our name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004, and to Lifevantage Corporation in November 2006. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation (“LNC”), our wholly-owned subsidiary in which we hold the patent rights in Protandim. We operate as a single business segment.

     Employees
     As of June 30, 2009, we had approximately 56 full time employees, including three officers. Our staffing has increased significantly from June 30, 2008 pursuant to the launch of the Company’s network marketing sales channel. We outsource our manufacturing and distribution operations to minimize the number of employees we have.
     In August 2009, we implemented cost reduction initiatives designed to reduce operating costs while increasing efficiency and productivity throughout the Company. Following the merger of an experienced 52 person network marketing team with our existing nine person corporate team in February, we instituted a comprehensive review to evaluate, merge and streamline job functions and responsibilities to recognize the traditional benefits of eliminating redundant functions.
     As a result, we have phased-out or will plan to phase-out a total of 18 positions by September 30, 2009. Of these, four employees have been offered alternative positions which better fit the individual employees’ skill sets and our growth needs. With these changes as well as some independent departures, we will have 44 employees as of September 30, 2009. These initiatives are expected to allow us to retain the most qualified and essential personnel required for continued operations and growth of our network marketing distribution model.
     Available Information
     Our principal place of business is at 11545 West Bernardo Court, Suite 301, San Diego, CA 92127. Our telephone number is (858) 312-8000 and our fax number is (858) 312-8001. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this Report. Our web site address is included in this Report as an inactive textual reference only.
     The reports filed with the Securities and Exchange Commission (“SEC”) by us and by our officers, directors, and significant shareholders are available for review on the SEC’s website at www.sec.gov. You may also read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A — RISK FACTORS
          An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. You should carefully consider each of the following risk factors and all of the other information provided in this Report, including our financial statements and the related notes, before purchasing our common stock. The risks described below are those we currently believe could materially affect us. The future development of Lifevantage and Protandim is and will continue to be dependent upon a number of factors, many of which we cannot predict or anticipate. Accordingly, the following risk factors are not necessarily all of the important factors that could cause actual results of operations to differ materially from those expressed in the forward-looking statements in this Report. Other unknown or unpredictable factors could also have material adverse effects on our business, future results of operations or financial condition. We have no obligation and do not undertake to update or revise the following risk factors to reflect events or circumstances after the date of this Report.
Risk Factors Relating to our Network Marketing Sales Channel
Our recently initiated network marketing sales channel may not be successful.
          We have recently initiated a network marketing sales channel through which independent distributors will enter into agreements with us to sell Protandim and other products that we may introduce in the market. In order to implement our new sales channel, we have recently hired approximately 50 additional personnel and enrolled over 2,000 independent distributors to date. Our recent additions of personnel and independent distributors will result in substantial additional costs and expenses. In order to meet these increased expense requirements, we must substantially increase sales of our product or we must raise significant amounts of additional capital, which we may be unable to accomplish. If our revenue does not increase correspondingly with these increased costs and expenses, we will be unable to meet the cost requirements of our network marketing sales channel. In addition, there is no guarantee that our independent distributors’ efforts to sell Protandim or other products will be successful.
If we are unable to retain our existing independent distributors and recruit additional independent distributors, our revenue will not increase and may even decline.
          We have recently initiated a network marketing sales channel and we depend on our independent distributors to generate a significant portion of our revenue through that sales channel. Our independent distributors may terminate their services at any time, and, like most network marketing companies, we are likely to experience high turnover among independent distributors from year to year. Independent distributors who join to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. Independent distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain independent distributors and recruit additional independent distributors. To increase our revenue, we must increase the number of and/or the productivity of our independent distributors. The number of our independent distributors may not increase and could decline. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict how the number and productivity of independent distributors may fluctuate because we rely primarily upon our independent distributor leaders to recruit, train, and motivate new independent distributors. Our operating results could be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors.
     The number and productivity of our independent distributors also depends on several additional factors, including:
•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products;

•	lack of a story that generates interest for potential new independent distributors and effectively draws them into the business;

•	the public’s perception of our products and their ingredients;

•	the public’s perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions of charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation in a given market that could negatively impact our ability to attract and retain independent distributors in such market.
           Because we compete with other network marketing companies in attracting independent distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing independent distributors or to hire new independent distributors on a sustained basis. There can be no assurance that our initiatives will continue to generate excitement among our independent distributors in the long term or that planned initiatives will be successful in maintaining independent distributor activity and productivity or in motivating independent distributor leaders to remain engaged in business building and developing new independent distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our independent distributors, particularly any changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our independent distributor leaders focus their efforts on the new product or initiative.
Although our independent distributors are independent contractors, improper independent distributor actions that violate laws or regulations could harm our business.
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
Government inquiries, investigations, and actions regarding our network marketing system could harm our business.
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
          We may be subject to challenges by private parties, including our independent distributors, to the form of our network marketing system or elements of our network marketing sales channel. For example, lawsuits have recently been brought or threatened against some of our competitors that include allegations that the businesses involve unlawful pyramid schemes as well as other allegations. Adverse rulings in any of the cases that have been filed or that may be filed in the future could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. As a result, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent distributor.
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
          The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our independent distributor network, our products or the actions of our independent distributors. Specifically, we are susceptible to adverse publicity concerning:
•	suspicions about the legality and ethics of network marketing;

•	the ingredients or safety of our or our competitors’ products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of network marketing generally.
The loss of key high-level distributors could negatively impact the growth of our network marketing sales channel.
          We have more than 2,000 active independent distributors and approximately 30 of these distributors occupy the highest distributor levels under our compensation plan. These independent distributors, together with their extensive networks of downline distributors, currently account for substantially all of our sales through our network marketing sales channel. As a result, the loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact the growth of our network marketing sales channel.

Laws and regulations may prohibit or severely restrict our network marketing efforts and regulators could adopt new regulations that harm our business.
     Various government agencies throughout the world regulate network marketing practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, this could result in a material adverse effect on our business and results of operations. Markets in which we currently do business could change their laws or regulations to negatively affect or completely prohibit network marketing efforts.
Risk Factors Relating to the Company, our Limited Operating History, our Management, and our Financial Condition
We have a limited operating history and lack of sufficient revenues from operations.
          We did not generate any significant revenues from the sale of Protandim until the last six months of fiscal 2005. For the fiscal years ended June 30, 2008 and 2009, we generated revenues of $3,200,174 and $4,141,304, respectively. Even though we have expended in excess of $39,000,000 in research and development activities and overhead expenses since our inception in July 2003, we do not have a long operating history with revenue in excess of these costs to date. We commenced sales of our primary product, Protandim, in February 2005. For our fiscal year ended June 30, 2008, we incurred a net loss of $2,054,439 and for fiscal year ended June 30, 2009, we incurred a net loss of $9,114,619. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional financing. Additional financing may be dilutive to our existing shareholders. If we are unable to obtain sufficient financing, or increase our revenues, we will be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results.
There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.
          If we are unable to generate revenues that are sufficient to cover our costs, our results of operations could be materially and adversely affected, and we could be unable to expand our operations and could be required to reduce the scope of our planned operations. If we are able to expand our operations in the future, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place a substantial strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage employees, as well as attract sales, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business, financial condition, and results of operations.
Government regulators and regulations could adversely affect our business.

          The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of our product, as well as other dietary supplements, are subject to regulation by a number of federal, state, and local agencies, including but not limited to the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”). See “Business-Government Regulations” for more information. These agencies have a variety of procedures and enforcement remedies available to them, including but not limited to:
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
          We may be subject to additional laws or regulations in the future, such as those administered by the FDA, FTC, or other federal, state, or local regulatory authorities. See “Business-Government Regulations” for more information. Laws or regulations that we consider favorable may be modified or repealed. Current laws or regulations may be amended or interpreted more stringently. The FDA has proposed extensive good manufacturing practice regulations for dietary supplements. We are unable to predict the nature of such future laws, regulations, or interpretations, nor can we predict what effect they may have on our business. Possible effects or requirements could include, but are not limited to, the following:

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
Consumers of our products may not feel readily noticeable physiological differences after taking Protandim.
          Apart from the changes to oxidative stress levels that may be occurring at the cellular level, consumers of our product may not feel readily noticeable physiological differences after taking Protandim. One of our marketing challenges is educating consumers about Protandim’s benefits and encouraging continued use of the product despite the lack of readily noticeable physiological differences. Consequently, consumers may not continue to purchase our product, which would have a material adverse affect on our business, financial condition, and results of operation.
We have no manufacturing capabilities and we are dependent upon third parties to manufacture our product.
          We are dependent upon our relationships with independent manufacturers to fulfill our product needs. We currently only use one manufacturer for each of our products. Accordingly, we are dependent on the uninterrupted and efficient operation of these manufacturers’ facilities. Our ability to market and sell our products requires that our product be manufactured in commercial quantities, without significant delay and in compliance with applicable federal and state regulatory requirements. In addition, we must be able to have our products manufactured at a cost that permits us to charge a price acceptable to the customer while also accommodating any distribution costs or third-party sales compensation. If our current manufacturers are unable for any reason to fulfill our requirements, or seeks to impose unfavorable terms, we will have to seek out other contract manufacturers which could disrupt our operations and have a material adverse effect on our results of operation and financial condition. Competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Raw material for our product may be difficult to obtain or expensive.
          The Company and our third party manufacturers acquire raw materials necessary for the manufacture of our products. We cannot assure you that suppliers will provide the raw materials our manufacturers need in the quantities requested, at a price we are willing to pay, or that meet our quality standards. The failure to supply raw materials or changes in the material terms of raw material supply arrangements could have a material adverse effect on our results of operations and financial condition. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions, weather-related events, natural disasters or other catastrophic events, and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands. Raw materials account for a significant portion of our manufacturing costs. Significant increases in raw material prices could have a material adverse effect on our results of operations and financial condition.
Product returns may adversely affect our business.
          Returns are part of our business. We offer a 30-day, money back unconditional guarantee to all customers.
          We record allowances for product returns at the time we ship the product. We base these accruals on the historical return rate since the inception of our selling activities, industry averages, and the specific historical return patterns of the product. Our return rate since the inception of selling activities is 1% - 4% of sales. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. We cannot guarantee, however, that future return rates or costs associated with returns do not increase.
          To date, product expiration dates have not played any role in product returns; however, it is possible they will increase in the future.
We primarily depend on a single product for our revenue.
          Although we have introduced new products, Protandim is the primary product we sell and, as such, we cannot rely on a broad portfolio of other products to support our operations in the event we experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim. We cannot assure you that Protandim will maintain or increase its popularity.
Deteriorating economic conditions globally, including the current financial crisis and declining consumer confidence and spending, could harm our business.
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
We may face risks related to health epidemics, which could negatively impact our business.
          Recently, human cases of H1N1 flu, originating in Latin America, have been identified as a potential global health risk. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics, such as H1N1 flu. Although such events could generate increased sales of Protandim, our network marketing and retail activities could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people.

Our efforts to defend against legal actions may be unsuccessful and may harm our business.
          Zrii, LLC (“Zrii”) filed a complaint against us and two former Zrii independent contractors in California and Delaware on February 27, 2009 and filed an amended complaint on May 1, 2009. We have retained outside counsel to respond to the claims of Zrii and to consider any potential counter claims we may bring. Currently, we believe the claims of Zrii to be without merit and we intend to defend the actions vigorously. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business and our results of operations. Similarly, high costs of defending ourselves could have a material adverse impact on our results of operations.
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
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds. These marketable securities, which historically have been extremely liquid, have been adversely affected by the broader national liquidity crisis. Due to the economic downturn as a result of “sub-prime mortgage” problems and overall lack of liquidity in the markets, our investment portfolio could become impaired. Additionally, our cash flows could be negatively impacted by the inability to liquidate or fully utilize the portfolio as collateral for borrowing.
The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.
          Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we maintain adequate controls over our financial processes and reporting. Furthermore, if we rapidly grow our business, the internal controls over financial reporting that will be required will become more complex, and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective.
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
          We have attempted to protect our intellectual property rights in Protandim through a combination of confidentiality agreements, patent applications, and other contractual provisions. The original inventors of Protandim, William Driscoll and Paul Myhill, assigned all patent filings to LNC, our wholly owned subsidiary, and the assignment has been filed with the United States Patent and Trademark Office (“USPTO”). Our intellectual property is covered by three U.S. Patents granted on July 10, 2007, June 10, 2008 and August 25, 2009. We have also filed a PCT International Patent Application. These patent applications claim the benefit of priority of seven U.S. provisional patent applications. There is no guarantee that these patent applications will be approved or that patents will be issued, or if they are, that the patents will contain all of the original claims.
          The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products, which could have a materially adverse effect on our revenues. Even if our existing patent applications are approved and patents are issued, patents only provide limited protection against infringement claims, and patent infringement suits are complex, expensive, and not always successful.
If we do not continue to innovate and provide products that are useful to consumers, we may not remain competitive, and our revenues and operating results could suffer.
          Scientists, research institutions, and commercial institutions are making advances and improvements in nutritional supplements and issues relating to oxidative stress and aging very quickly, both domestically and internationally. It is possible that future developments may occur, and these developments may render Protandim non-competitive. We believe that our future success will depend in large part upon our ability to develop, commercialize, and market products that address issues relating to aging and oxidative stress, and to anticipate successfully or to respond to technological changes in manufacturing processes on a cost-effective and timely basis. The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. The success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipating consumer needs, pricing a product competitively and complying with laws and regulations. The failure to successfully develop or launch or gain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.
If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.
          Our proprietary information is critically important to our competitive position and is a significant aspect of our product. We generally enter into confidentiality or non-compete agreements with our employees , independent distributors and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, these strategies may not be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.
Other parties might claim that we infringe on their intellectual property rights.
          Although the dietary supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We cannot guarantee that third parties will not assert intellectual property infringement claims against us despite our efforts to avoid such infringement. To the extent that these developments prevent us from offering competitive products in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on our results of operations and financial condition.
Risk Factors Relating to our Common Stock
Our common stock could be classified as penny stock and is extremely illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.
          Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC

Rule 3a-51 definition of a penny stock, with trading of our common stock covered by Rule 15g-9 promulgated under the Exchange Act. Under this rule, broker-dealers who sell or effect the purchase of penny stock to persons other than established customers or in certain exempted transactions, must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock is, and may continue to be, considered a penny stock if our net tangible assets do not exceed $5,000,000 or our average revenue is not at least $6,000,000 in a prior three year period.
          The average daily trading volume of our common stock on the over-the-counter market was approximately 90,000 shares per day over the fiscal year ended June 30, 2009. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
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
Substantial sales of shares may impact the market price of our common stock.
     If our shareholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate. We are unable to predict the effect that sales may have on the then-prevailing market price of our common stock. In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, the market price of our common stock may decline and our existing stockholders may experience significant dilution.
ITEM 1B — UNRESOLVED STAFF COMMENTS
          Not applicable.

ITEM 2 — PROPERTIES
Corporate Offices
          The lease for our corporate headquarters in Greenwood Village expired on July 31, 2008 and we entered a five (5) year lease for approximately 3,200 rentable square feet in our new corporate headquarters in San Diego, California, which expires on June 30, 2013.
          We entered into a thirty nine (39) month sublease for approximately 9,600 rentable square feet of office space in South Jordan, Utah.
          We entered into a six-month sublease for approximately 730 rentable square feet of office space in Littleton, Colorado effective July 7, 2008, renewable on a month-to-month basis following the initial term. Effective July 16, 2008, we entered into a lease agreement for additional adjoining space of approximately 600 rentable square feet in Littleton, Colorado for three months. Subsequent to the initial term, we renew the lease on a month-to-month basis.
          In addition, we entered into a three (3) month lease agreement for office space in Mexico City, Mexico for approximately 150 square feet. The agreement extends automatically for successive three (3) month periods and provides for termination by either party with three (3) months notice.
Warehouse Facilities
          We entered into an agreement effective January 2008 with AtLast Fulfillment, pursuant to which we lease warehouse space in AtLast’s warehouse in Denver, Colorado pursuant to a renewable agreement expiring in December 2010.
          We entered into an arrangement with Prostar Fulfillment in Salt Lake City, Utah for assembling distributor kits and fulfillment related to our network marketing sales channel. There is no long term agreement related to this arrangement.

ITEM 3 — LEGAL PROCEEDINGS
          On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against us and two former Zrii independent contractors in the United States District Court for the Southern District of California. The complaint makes allegations of intentional interference with contractual relations with Zrii employees and distributors, intentional interference with Zrii’s prospective economic advantage, racketeering, misappropriation of Zrii’s proprietary information and trade secrets, violation of the Computer Fraud and Abuse Act, the Wiretap Act, the Stored Communications Act, and unfair competition, in addition to numerous other related claims. Zrii seeks injunctive relief enjoining us from using or disclosing Zrii’s trade secrets and proprietary information and from interfering with Zrii’s employees and distributors, general damages of at least $75 million, lost profits, royalties, punitive damages, disgorgement of profits, and attorneys’ fees and costs. We filed a motion to dismiss on March 17, 2009.
          On May l, 2009, Zrii filed an amended complaint, mooting our motion to dismiss. The amended complaint names as defendants us and only one of the two individuals, Tyler Daniels, who were named defendants in the initial complaint. In the amended complaint, Zrii alleges that we actively conspired with Mr. Daniels, and others, to wrongfully solicit Zrii employees and business and schemed to take and use Zrii’s proprietary and trade secret information. The claims against us include intentional interference with contractual relations, intentional interference with prospective economic advantage, misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, violation of the Wiretap Act, violation of Stored Communications Act, conversion, unfair competition, and unjust enrichment. Zrii seeks equitable relief and damages in the amended complaint. We responded to the amended complaint by filing a motion to dismiss, but to date we have not received a ruling.
          We have retained outside counsel to respond to the claims of Zrii and consider any potential counter claims we may bring. We currently believe that the claims against us lack merit and we intend to vigorously defend the action if it is not dismissed based on our pending motion to dismiss. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, litigation is subject to inherent uncertainties. In the event that the action is not dismissed, there is a risk of a material adverse result.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
          Since February 2, 2007, our common stock has been quoted on the OTC Bulletin Board in the United States under the symbol “LFVN”. From October 5, 2004 to February 1, 2007, our common stock was quoted on the OTC Bulletin Board in the United States under the symbol “LFLT.”
          The table below sets forth for the fiscal quarters indicated the reported high and low bid prices of our common stock, as quoted on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	2009		2008
	High	Low	High	Low
First Quarter	$0.23	$0.13	$0.42	$0.20

Second Quarter	$0.20	$0.07	$0.35	$0.17

Third Quarter	$0.78	$0.16	$0.45	$0.19

Fourth Quarter	$0.94	$0.45	$0.49	$0.18
          Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. located in Golden, Colorado. As of June 30, 2009, we had 416 shareholders of record and 53,968,628 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.
Dividends
          We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings for use in our operations and the expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans

			(c) Number of securities
		(b) Weighted-	remaining available for
	(a) Number of	average exercise	future issuance under
	securities to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	6,000,000	$0.45	—

Equity compensation plans not approved by security holders	5,099,947	$0.64	—

Total	11,099,947	$0.54	—

          The Company’s Board approved an increase to the shares reserved for issuance under the Company’s 2007 Long-Term Incentive Plan from 6,000,000 shares to 10,000,000 shares. The increase will be voted upon at the upcoming annual meeting of the shareholders.
          Consultant Warrants. We granted compensation-based warrants to various consultants for services rendered to the Company during the fiscal year ended June 30, 2009. As of June 30, 2009, unexpired compensation-based warrants to purchase 2,439,524 shares of the Company’s common stock were outstanding.
          Unregistered sale of securities. During the fiscal year ended June 30, 2009, the Company sold unregistered common stock to accredited investors pursuant to an exemption under Rule 506 Securities Act of 1933, as amended (the “Securities Act”). Approximately 13,040,000 unregistered shares of common stock were sold in March 2009 at a price of $0.20 per share and a warrant to purchase the same number of shares at an exercise price of $0.50 per share. Effective April 6, 2009, an additional 4,460,000 unregistered shares of common stock were sold at a price of $0.20 per share (including a warrant to purchase the same number of shares at an exercise price of $0.50 per share) for a total issuance of 17,500,000 shares of common stock or $3,500,000 of gross proceeds. Effective June 30, 2009, an additional 4,285,701 unregistered shares of common stock and warrants to purchase 857,128 shares of common stock were sold at a price of $0.35 per share.
          During the fiscal year ended June 30, 2009, the Company issued warrants to purchase 820,000 shares of the Company’s common stock to consultants of the Company in exchange for services rendered at an exercise price of $0.21 and $0.11 per share and a term of three (3) years. For these compensatory warrants, there was no underwriter involved in the transactions, and the warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
ITEM 6 — SELECTED FINANCIAL DATA
          Not applicable.
        .

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
          We are a dietary supplement company that manufactures, markets, distributes, and sells Protandim, a patented dietary supplement intended to increase the body’s natural antioxidant protection by inducing multiple protective enzymes including superoxide dismustase (SOD) and catalase (CAT) through network marketing, direct to consumer and retail sales channels.
          Our revenue depends significantly upon the number and productivity of our independent distributors. Independent distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, this can have a negative impact on our revenue and harm our business.
Our Products
          We primarily sell a single product, Protandim, and in June 2009 we launched our LifeVantage TrueScience™ Anti-Aging Cream (“LifeVantage TrueScience”) utilizing the ingredients in Protandim. We developed Protandim, a proprietary blend of ingredients that has (through studies on animals and humans) demonstrated the ability to increase the production of antioxidant enzymes including superoxide dismutase (“SOD”) and catalase (“CAT”) in brain, liver, and blood, the primary battlefields for oxidative stress. Protandim is designed to induce the human body to produce more of its own catalytic antioxidants, and to decrease the process of lipid peroxidation, an indicator of oxidative stress. Each component of Protandim has been selected for its ability to meet these criteria. Low, safe doses of each component help prevent unwanted additional effects that might be associated with one or another of the components, none of which have been seen in the formulation. See “Business-Our Product” for more information.
          We sell Protandim through our network marketing sales channel utilizing independent distributors and directly to individuals through our preferred customer program. We also currently sell Protandim through our direct to consumer sales channel and to one retail store, GNC. We began significant sales of Protandim in the fourth quarter ended June 30, 2005.
          During fiscal year 2009, the Company recognized all deferred revenue and expenses from GNC, as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (“SAB 104”). Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, net revenue from sales for the fiscal year 2009 totaled approximately $3,630,000.
          To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality, which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of the efficacy of Protandim to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we cannot offer any assurance that we will be successful in this endeavor.
          Ongoing research and development projects involving Protandim are currently in various stages of completion with several institutions including the University of Colorado at Denver Health Science Center, University of Minnesota’s Masonic Cancer Center, Ohio State University, University Hospital in Brno, Czech Republic, University of Michigan and Louisiana State University. The studies relate to various conditions including pulmonary hypertension, non-alcoholic fatty liver disease, Duchenne muscular dystrophy, coronary artery bypass graft failure, renal failure, diabetes, and photoaging of the skin. The recently completed and published peer-reviewed mouse study at Louisiana State University found a significant increase in the expression levels of SOD and catalase enzymes and tumor incidence and multiplicity were reduced in mice fed a Protandim® diet by 33% and 57%, respectively, compared with mice on a basal diet. Another study, conducted by a prominent dermatologist using Protandim®, is examining the relationship between anti-aging and the skin’s natural ability to rejuvenate at the cellular level.
Results of Operations
          We commenced sales of Protandim in February 2005. For the fiscal years ended June 30, 2007, 2008 and 2009, we generated net revenues of $5,050,988, $3,200,174 and $4,141,304 respectively and incurred net losses of $3,693,578, $2,054,439 and $9,114,634 respectively. Beginning in fiscal year 2009, we began sales of kits, marketing materials and other sales aides to distributors in addition to the sales of Protandim. We have expended in excess of $39,000,000 in research and development activities and overhead expenses since our inception in July 2003.
          Our expenditures have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim. In the third and fourth quarters of our 2009 fiscal year, we assumed substantial overhead costs as we entered the network marketing sales channel, including expenses related to the addition of new personnel, legal and marketing expenses necessary to launch the sales channel. In addition, legal expenses related to the complaint filed by Zrii were unanticipated and costly to us. See “Legal Proceedings” for more information.
          In connection with the launch of our network marketing sales channel in May 2009, we hired approximately 50 sales, marketing operations, finance and accounting personnel. The Company believes that the experience of the newly hired team in the network marketing industry will speed up the timeline of our network marketing sales strategy. Our recent hiring of additional personnel for our network marketing sales channel will result in substantial additional costs and expenses. As of June 30, 2009, we had enrolled more than 2,000 independent distributors in our network marketing program. Effective as of June 9, 2009, we appointed a new Chief Operating Officer, Kirby Zenger, and a new Chief Financial Officer, Carrie Carlander. We appointed Brad Amman, our former Chief Financial Officer, as VP of Finance.
          In order to meet our increased expense requirements, our sales must increase substantially or we must raise sufficient amounts of additional capital, and there is no guarantee that either of these events will occur. Our revenue is highly dependent upon the number and productivity of our independent distributors. Growth in our sales volume requires an increase in the productivity and/or growth in the total number of our independent distributors.

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
Comparison of Years Ended June 30, 2009 and 2008
          Sales. We generated net sales of approximately $4,100,000 during the year ended June 30, 2009 and approximately $3,200,000 during the year ended June 30, 2008 from the sale of our primary product, Protandim. Included in net sales for fiscal 2009 is approximately $511,000 of deferred sales recognized in the first quarter.
          Gross Margin. Cost of sales were approximately $853,000 for the year ended June 30, 2009, and approximately $695,000 for the year ended June 30, 2008, resulting in a gross margin of approximately $3,288,000, or 79%, and approximately $2,505,000, or 78%, respectively. The slight increase in margin is due to cost savings realized from our new contract manufacturer during the year.
          Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2009 were approximately $11,094,000 as compared to operating expenses of approximately $4,308,000 for the fiscal year ended June 30, 2008. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Our launch of our network marketing sales channel contributed toward the increase in operating expenses. In addition, we incurred legal expenses of approximately $1,613,000 in defending the Company and several of our employees and distributors in the Zrii lawsuit. See “Legal Proceedings” for more information.
          Sales and Marketing Expenses. Sales and marketing expense increased from approximately $1,655,000 in fiscal year 2008 to approximately $4,108,000 in fiscal year 2009. This increase was due to the change to a commission-based strategy related to our network marketing sales channel from the more traditional advertising structure in the prior year.
          General and Administrative Expenses. Our general and administrative expense increased from approximately $2,108,000 in fiscal year 2008 to $6,588,000 in fiscal year 2009. The increase is due to legal expenses of approximately $1,613,000 related to the Zrii complaint, the addition of employees hired for the rollout of our network marketing sales channel and the recognition of corresponding non-cash compensation expense from the issuance of options and warrants under SFAS 123(R).
          Research and Development. Our research and development expenditures decreased from approximately $324,000 in fiscal year 2008 to approximately $224,000 in fiscal year 2009 as a result of a decrease in expenditures related to research, development, and documentation related to the efficacy of Protandim.
          Depreciation and Amortization Expense. Depreciation and amortization expense decreased from approximately $220,000 in fiscal year 2008 to approximately $173,000 in fiscal year 2009. The decrease is primarily due to the retirement of assets during the year.
          Net Other Expense. We recognized net other expense of approximately $252,000 in fiscal year 2008 as compared to net other expense of approximately $1,310,000 in fiscal year 2009. The increase in other expense is largely the result of interest expense related to our 2007 private placement and the mark to market of our derivative warrant liability.

          Net Loss. As a result of increased operating expenses, our net loss of approximately $2,054,000 for the fiscal year ended June 30, 2008 increased to a net loss of approximately $9,115,000 for the fiscal year ended June 30, 2009.
Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of Protandim and our Lifevantage TrueScience Anti-Aging Skin Cream, and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our products and funds raised from our 2009 private placements, the latter of which have resulted in net proceeds to us of approximately $4,636,000.
          In March and April 2009, we issued common stock and warrants in a private placement offering with gross proceeds of $3,500,000. We sold an aggregate of 17,500,000 shares of common stock at a purchase price of $0.20 per share and issued warrants exercisable for 17,500,000 shares of common stock. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three-year exercise period.
          In June 2009, we issued common stock and warrants in a private placement offering with gross proceeds of $1,500,000. We sold an aggregate of 4,285,701 shares of common stock at a purchase price of $0.35 per share and issued warrants exercisable for 857,128 shares of common stock. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three-year exercise period.
          In August 2009, we completed an additional closing of shares of common stock and warrants to purchase Common Stock on the same terms as our June offering. We sold 2,583,668 shares of common stock at a purchase price of $0.35 per share and issued warrants exercisable for 516,724 shares of Common Stock, for gross proceeds of $904,287. The warrants sold in the Offering have an exercise price of $0.50 per share and may be exercised at any time following the issuance during the three-year exercise period.
          At June 30, 2009, our available liquidity was approximately $609,000 including available cash and cash equivalents and marketable securities. This represented an increase of approximately $412,000 from the approximately $197,000 in cash, cash equivalents and marketable securities as of June 30, 2008. During the fiscal year ended June 30, 2009, our net cash used by operating activities was approximately $5,207,000 as compared to net cash used by operating activities of approximately $748,000 during the fiscal year ended June 30, 2008. Our cash used by operating activities during the fiscal year ended June 30, 2009 increased primarily as a result of the launch of our network marketing sales channel and legal expenses incurred during the prior fiscal year.
          During the fiscal year ended June 30, 2009, our net cash provided by investing activities was approximately $204,000 primarily due to the redemption of available-for-sale marketable securities offset by purchases of equipment. During the fiscal year ended June 30, 2008, our net cash used by investing activities was approximately $1,170,000, primarily due to the purchase of available-for-sale marketable securities.
          Cash provided by financing activities during the fiscal year ended June 30, 2009 was approximately $5,414,000, compared to cash provided in financing activities of approximately $1,954,000 during the fiscal year ended June 30, 2008. Cash provided by financing activities during the fiscal year ended June 30, 2009 was primarily from proceeds from our private placement offerings in 2009 and proceeds from a revolving line of credit borrowed against our marketable securities. Cash provided by financing activities during the fiscal year ended June 30, 2008 consisted of proceeds from our private placement of convertible debentures in 2007.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio is auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds, which historically have been extremely liquid, have been adversely affected by the broader national liquidity crisis. We have negotiated a repurchase plan with the financial institution holding these securities.
          Based upon an agreement to expand our line of credit to approximately 80%, for which our marketable securities serve as collateral, our management has classified 80% or $520,000 of our marketable securities as short term. The remaining 20% or $130,000 of our marketable securities that may not be available in the current year is classified as long term. However, future economic events could change the portions of these classified as short term and long term.
          At June 30, 2009, we had working capital (current assets minus current liabilities) of approximately ($748,000) compared to working capital of approximately $817,000 at June 30, 2008. The decrease in working capital was due to the rollout of our network marketing sales channel and accrued legal expenses related to the Zrii lawsuit, offset by our private placement offerings in 2009.
          In the third and fourth quarters of our 2009 fiscal year, we assumed substantial overhead as we entered the network marketing sales channel and we subsequently instituted a comprehensive review of job functions to eliminate redundant positions. As a result, our management implemented cost reduction initiatives designed to reduce operating costs while increasing our efficiency and productivity. We believe these initiatives will allow us to retain the most qualified and essential personnel required for continued operations and growth of our network marketing distribution model. With these reductions in overhead and operating expenses, we are poised to execute our growth plans with a more efficient corporate and operational structure.
          We have made commitments to various independent distributors for guaranteed commissions in accordance with the achievement of certain predetermined conditions. As of June 30, 2009, the total unpaid future commitments to distributors is approximately $1,195,000.
          Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. At this time, the Company is attempting raise sufficient funds to operate our business at its current level through at least June 30, 2010. However, even if we generate revenues at increasing levels, the revenues generated may not be greater than the expenses we incur. Operating results will depend on several factors, including the selling price of the product, the number of units of product sold, the costs of manufacturing and distributing the product, the costs of marketing and advertising, and other costs, including corporate overhead, which we may incur. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional financing. Additional financing may be dilutive to our existing shareholders. Additionally, as of September 15, 2009, the Company received a one month bridge loan totaling $200,000 from certain Directors of the Company and on September 25, 2009, the Company received an additional loan for $500,000 from a shareholder. However, there can be no assurance that these financing options and cost reduction measures will result in positive cash flow.

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
Allowances for Product Returns
          We record allowances for product returns at the time we ship the product based on estimated return rates of 1% to 4%. We offer a 30-day, money back unconditional guarantee to all customers. As of June 30, 2009, our shipments of approximately $653,000 were subject to the money back guarantee. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they have previously purchased up to twelve months prior, subject to certain consumption limitations.
          We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was approximately $68,500 on June 30, 2009, compared with approximately $97,700 on June 30, 2008. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
          We state inventories at the lower of cost or market on a first-in first-out basis. From time to time, we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of June 30, 2009 because our product has a shelf life of at least 3 years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.

Revenue Recognition
          We ship the majority of our product directly to the consumer through the direct to consumer and network marketing sales channels via UPS and we receive substantially all payment for these sales in the form of credit card charges. We recognize revenue from direct product sales to customers upon passage of title and risk of loss to customers when product ships from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.
          For its retail customers, the Company analyzed its distributor contracts to determine the appropriate accounting treatment for recognition of revenue on a customer by customer basis. Where the right of return existed beyond 30 days, revenue and the related cost of sales were deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns. As of June 30, 2009, the Company had one retail distributor.
          The Company recognized $510,765 previously deferred retail revenue and $72,049 of related costs during the three month period ended September 30, 2008, as it had sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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
          The identification of, and accounting for, derivative instruments is complex. For options, warrants and any bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Dilution Adjusted Black-Scholes option pricing model, adjusted for the effects of equity dilution on valuation. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, accounting for and valuation of derivative instruments and the assumptions used to value them can significantly affect our financial statements.
Intangible Assets — Patent Costs
          We review the carrying value of our patent costs and compare to fair value at least annually to determine whether the patents have continuing value. In determining fair value, we consider undiscounted future cash flows and market capitalization.

Stock-Based Compensation
          We use the fair value approach to account for stock-based compensation in accordance with the modified version of prospective application as prescribed by SFAS 123(R).
Research and Development Costs
          We have expensed all of our payments related to research and development activities.
Commitments and Obligations

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Convertible Debt Obligations (subject to conversion to common stock)	1,145,000	1,145,000
Capital Lease Obligations	43,522	43,522
Operating Lease Obligations	1,038,492	306,631	623,767	108,094
Distributor Commitments	1,195,000	1,195,000
Total	3,422,014	2,690,153	623,767	108,094
Recently Issued Accounting Standards
          In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.
          We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK
          Not applicable.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this item begins on page F-1 following Item 15 of this Report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A(T) — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Members of our management, including our Chief Executive Officer, David Brown, and Chief Financial Officer, Carrie Carlander, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, our management, including Mr. Brown and Ms. Carlander, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Mr. Brown and Ms. Carlander, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or Rule 15d-(f) under the Exchange Act. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our management utilized guidance provided by the Committee of Sponsoring Organizations (“COSO”) in evaluating, testing and assessing its internal controls. COSO is a voluntary private-sector organization dedicated to guiding executive management and governance entities toward the establishment of more effective, efficient, and ethical business operations on a global basis. It sponsors and disseminates frameworks and guidance based on in-depth research, analysis, and best practices. Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting.
          This management’s report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. This management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this report.

Changes in Internal Control over Financial Reporting
          With the addition of new employees for the entry and rollout of the Company’s network marketing sales strategy, internal controls are being analyzed and modified where necessary for effectiveness within the expanded corporate structure. Modifications to internal controls include placing the responsibility of adherence to departmental budgets with department heads and further segregating duties within functional areas of responsibility.
ITEM 9B — OTHER INFORMATION
          None.

PART III
          The information required by Part III is incorporated by reference to the information to be set forth in the sections identified below in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this report.
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
          Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Incorporated herein by reference to the information to be set forth in the Proxy Statement.
PART IV
ITEM 15 — EXHIBITS
The following documents are being filed as part of this report:
Financial Statements
See the information beginning on page F-1 of this report.
Exhibits
See the Exhibit Index following the signature page of this report. Where indicated, exhibits that we have previously filed are incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeVantage Corporation. a Colorado corporation

By:	/s/ David W. Brown
David W. Brown
Its: Chief Executive Officer
Date: September 28, 2009
          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Brown, as his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ David W. Brown David W. Brown	September 28, 2009	Chief Executive Officer; Director (Principal Executive Officer)
/s/ Carrie E. Carlander Carrie E. Carlander	September 28, 2009	Chief Financial Officer (Principal Financial Officer)
/s/ Jack R. Thompson Jack R. Thompson	September 28, 2009	Chairman of the Board and Chairman of the Audit Committee
/s/ James D. Crapo James D. Crapo	September 28, 2009	Director
/s/ Joe M. McCord Joe M. McCord	September 28, 2009	Director
/s/ Richard D. Jones Richard D. Jones	September 28, 2009	Director
/s/ Garry Mauro Garry Mauro	September 28, 2009	Director

EXHIBIT INDEX

Exhibit
Number	Title

2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Amended and Restated Articles of Incorporation (9)

3.2	Amended and Restated Bylaws (9)

4.01	Form of Warrant (6)

4.02	Form of Convertible Debenture (6)

4.03	Form of 2009 Private Placement Warrant*

4.04	Form of 2009 Unit Subscription Agreement*

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Form of Placement Agent Warrant Certificate (5)

10.5	Lifevantage Corporation 2007 Long-Term Incentive Plan (8)*

10.19	Lease dated July 1, 2008 between Bernardo Regency, L.L.C. and LifeVantage Corporation (10)

10.20	Sublease dated March 1, 2009 between Broadweave Networks Inc. and LifeVantage Corporation *

10.21	Agreement between Cornerstone Research and Development and LifeVantage Corporation *

10.22	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company (7)

10.23	Letter Agreement dated June 1, 2007 between Aspenwood Capital and Lifevantage Corporation (6)

10.24	Letter Agreement dated September 28, 2007 between Bolder Venture Partners and Lifevantage Corporation (6)

10.25	Purchase Agreement between General Nutrition Distribution, LP and Lifevantage Corporation, dated June 21, 2006 (3)

10.26	Employment Agreement, dated January 10, 2008, between Lifevantage Corporation and David W. Brown (11)*

10.27	Lifevantage compensation plan *

21.1	List of subsidiaries (4)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC *

Exhibit
Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-

30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Lifevantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to Lifevantage Corporation’s Quarterly Report on Form 10-QSB (file No. 000-30489), filed on May 14, 2007, and incorporated herein by reference.

(8)	Filed with the LifeVantage Proxy on Form 14-A (File No. 000-30489) dated October 20, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 23, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000- 30489), filed on January 16, 2008, and incorporated herein by reference.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

*	Filed herewith.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
LifeVantage Corporation
San Diego, California
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ehrhardt Keefe Steiner & Hottman PC
September 28, 2009
Denver, Colorado

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$608,795	$196,883
Restricted Cash	259,937	—
Marketable securities, available for sale	520,000	1,100,000
Accounts receivable, net	648,116	98,008
Equity raise receivable	119,750	—
Inventory	740,014	104,415
Deferred expenses	10,000	72,049
Deposit with manufacturer	6,482	277,979
Prepaid expenses	72,738	124,049

Total current assets	2,985,832	1,973,383
Long-term assets
Marketable securities, available for sale	130,000	—
Property and equipment, net	274,741	63,559
Intangible assets, net	2,175,281	2,270,163
Deferred debt offering costs, net	83,023	193,484
Deposits	66,795	48,447

TOTAL ASSETS	$5,715,672	$4,549,036

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,029,290	$139,803
Accrued expenses	822,024	338,268
Deferred revenue	—	510,765
Escrow for equity offering	259,937	—
Revolving line of credit and accrued interest	581,444	166,620
Capital lease obligations, current portion	41,490	846

Total current liabilities	3,734,185	1,156,302
Long-term liabilities
Deferred rent	23,677	—
Derivative warrant liability	8,429,710	—
Convertible debt, net of discount	382,194	223,484

Total liabilities	12,569,766	1,379,786

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock — par value $.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, — par value $.001, 250,000,000 shares authorized and 53,968,628 and 24,766,117 issued and outstanding as of June 30, 2009 and 2008, respectively	53,969	24,766
Additional paid-in capital	16,964,927	17,902,840
Accumulated (deficit)	(23,872,990)	(14,758,356)

Total stockholders’ (deficit) equity	(6,854,094)	3,169,250

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,715,672	$4,549,036

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2009	June 30, 2008

Sales, net	$4,141,304	$3,200,174
Cost of sales	852,804	695,386

Gross profit	3,288,500	2,504,788

Operating expenses:
Sales and marketing	4,107,768	1,655,461
General and administrative	6,588,414	2,108,338
Research and development	224,366	324,106
Depreciation and amortization	173,030	219,690

Total operating expenses	11,093,578	4,307,595

Operating (loss)	(7,805,078)	(1,802,807)

Other income and (expense):
Interest income	20,474	45,315
Interest (expense)	(1,330,030)	(296,947)

Total other (expense) income	(1,309,556)	(251,632)

Net (loss)	$(9,114,634)	$(2,054,439)

Net (loss) per share, basic and diluted	$(0.23)	$(0.09)

Weighted average shares outstanding, basic and diluted	40,360,592	22,710,096

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balances, July 1, 2007	22,268,034	$22,268	$15,395,037	$(12,703,917)	$2,713,388
Options/Warrants issued for services			436,104		436,104
Exercise of options and warrants	1,548,083	1,548	452,023		453,571
Stock issued for services	150,000	150	41,849		41,999
Net (loss)				(2,054,439)	(2,054,439)
Warrants issued pursuant to Private Placement			681,067		681,067
Beneficial Conversion Feature			737,560		737,560
Conversion of debt to equity	800,000	800	159,200		160,000

Balances, June 30, 2008	24,766,117	$24,766	$17,902,840	$(14,758,356)	$3,169,250

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total
Balances, July 1, 2008	24,766,117	$24,766	$17,902,840	$(14,758,356)	$3,169,250
Options/Warrants issued for services			1,454,249		1,454,249
Exercise of options and warrants	6,426,810	6,427	525,403		531,830
Net (loss)				(9,114,634)	(9,114,634)
Shares and warrants issued pursuant to private placement	21,785,701	21,786	4,978,214		5,000,000
Private placement fees and shares issued for services	65,000	65	(402,815)		(402,750)
Reclassification of warrant as derivative warrant liability			(7,652,023)		(7,652,023)
Conversion of debt to equity	925,000	925	159,059		159,984

Balances, June 30, 2009	53,968,628	$53,969	$16,964,927	$(23,872,990)	$(6,854,094)

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2009	June 30, 2008

Cash Flows from Operating Activities:
Net (loss)	$(9,114,634)	$(2,054,439)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	173,030	219,690
Loss on disposition of equipment	6,652	—
Stock based compensation to employees	824,974	322,150
Stock based compensation to non-employees	629,275	155,953
Non-cash interest expense from convertible debentures	343,710	209,230
Non-cash interest expense from amortization of deferred offering costs	85,445	—
Change in fair value of derivative warrant liability	777,687	—
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(550,108)	300,455
(Increase) in inventory	(635,599)	(76,581)
Decrease in deposits to manufacturer	271,497	110,812
Decrease/(increase) in prepaid expenses	51,311	(63,874)
(Increase)/decrease in deposits	(18,348)	291,993
Increase/(decrease) in accounts payable	1,889,487	(8,896)
Increase in accrued expenses	483,756	107,457
Increase on deferred rent	23,677	—
(Decrease) in deferred revenue	(510,765)	(307,485)
Decrease in deferred expenses	62,049	45,758

Net Cash (Used) by Operating Activities	(5,206,904)	(747,777)

Cash Flows Provided/(Used) by Investing Activities:
(Purchase) of marketable securities	—	(1,525,000)
Redemption of marketable securities	450,000	425,000
(Purchase) of equipment	(226,701)	(11,808)
(Purchase) of intangible assets	(18,807)	(58,490)

Net Cash Provided/(Used) by Investing Activities	204,492	(1,170,298)

Cash Flows from Financing Activities:
Net proceeds from revolving line of credit and accrued interest	414,824	166,620
Principal payments under capital lease obligation	(9,830)	(2,301)
Issuance of common stock	5,531,830	453,571
Receivable from equity raise	(119,750)	—
Private placement fees	(402,750)	(153,692)
Proceeds from issuance of private placement of convertible debentures & warrants	—	1,490,000

Net Cash Provided by Financing Activities	5,414,324	1,954,198

Increase in cash and cash equivalents	411,912	36,123
Cash and Cash Equivalents — beginning of period	196,883	160,760

Cash and Cash Equivalents — end of period	608,795	$196,883

The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2009	June 30, 2008

Non Cash Investing and Financing Activities:
Conversion of long-term debt to common stock	$185,000	$160,000

Warrants issued for private placement fees	$689,385	$94,488

Equipment acquired through a capital lease	$51,319	$—

Write down of deferred offering costs related to conversion of debt	$25,016	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$104,222	$87,718
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Basis of Presentation:
     Lifevantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to Lifevantage Corporation in November 2006. The Company is in the business of marketing and selling its primary product Protandim® to individuals throughout the United States of America and certain foreign countries. The Company began selling to individuals during the fiscal year ended June 30, 2005 and to retail stores beginning in fiscal year 2006. The Company’s headquarters are on San Diego, California and its principal operations are located in South Jordan, Utah.
     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. The shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction. The financial statements presented reflect the consolidated operations of both LifeVantage and LNC for the two years ended June 30, 2009 and June 30, 2008.
     Liquidity and management’s plans for operations
     As shown in the accompanying financial statements, the Company incurred net losses of $9,114,634 and $2,054,439 for the years ended June 30, 3009 and 2008 respectively. In addition, the Company reported net cash used by operating activities of $5,206,904 for the year ended June 30, 2009 compared with cash used by operations of $747,777 during fiscal year ended June 30, 2008.
     In the third and fourth quarters of fiscal 2009, LifeVantage assumed substantial overhead as it entered the network marketing sales channel. An experienced 52 person network marketing team joined the existing nine person corporate team. Expenses related to the addition of the new team, legal and marketing expenses necessary to launch the sales channel and the new skin cream product, TrueScience™, have been incurred. Legal expenses related to the complaint filed by Zrii were unanticipated and costly to the Company, but have substantially decreased since June.
     Following the combination of the two teams, the Company instituted a comprehensive review of job functions to evaluate, merge and streamline responsibilities in order to recognize the benefit of eliminating redundant functions. As a result, management implemented cost reduction initiatives designed to reduce operating costs while increasing efficiency and productivity throughout the Company. The Company phased-out or plans to phase out a total of eighteen (18) positions by the end of the first quarter fiscal year 2010. Of those positions, four employees have been offered alternative positions that better fit the individual employee’s skill sets and the Company’s growth needs. These initiatives are expected to allow LifeVantage to retain the most qualified and essential personnel required for continued operations and growth of its network marketing distribution model. With the reductions in overhead and operating expenses, the Company is poised to execute its growth plans with a more efficient corporate and operational structure.
     The measures the Company has taken are essential in attaining profitability while maintaining competitiveness. The Company’s priorities are investing in the most critical areas of our business, leveraging cash and continuing to effectively make use of the existing team in order to become profitable. The approximate 150% increase in net revenue fourth quarter over third quarter demonstrates the early results of the expansion into the network marketing sales channel and lays a solid foundation for continued growth to achieve positive cash flow.
     In the process of building revenue to the point of becoming cash flow positive on an operational basis, the Company raised approximately $5,000,000 in the third and fourth quarters of fiscal 2009 and raised approximately $900,000 in the first quarter of fiscal 2010 and is investigating raising additional funds.
     The Company is taking the necessary steps to finance the short-term cash flow shortfall, grow revenue, improve cash flow and continue as a going concern. Additionally, as of September 15, 2009, the Company received a one month bridge loan totaling $200,000 from certain Directors of the Company and on September 25, 2009, the Company received an additional loan for $500,000 from a shareholder. However, there can be no assurance that these financing options and cost reduction measures will result in positive cash flow.
Note 2 — Summary of Significant Accounting Policies
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
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2009 and 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
     Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these financial statements because of their short maturities.
Fair Value Measurements
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 and Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) to our common stock and warrant financing arrangements and SFAS 123(R) to our share-based payment arrangements. Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework and hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.
Fair value hierarchy:
1.	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
2.	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
3.	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term
     SFAS 157 was effective for our fiscal year beginning July 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this standard does not require any new fair value measurements. Adoption of this standard did not result in a material financial affect. See our policy note related to Financial Instruments, above, and Note 7 — Stock Option Grants and Warrants and Note 8 — Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangement and our stock option accounting, respectively.
     Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning July 1, 2008. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value under SFAS 133). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.
     The summary of fair values of financial instruments is as follows:

Instrument	Fair Value	Carrying Value	Footnote Reference
Short-Term Marketable Securities	$520,000	$520,000	Note 2
Short-Term Marketable Securities	$130,000	$130,000	Note 2
Derivative Warrant Liabilities	$8,429,710	$8,429,710	Notes 2 and 8
Cash and Cash Equivalents
     The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Restricted Cash
     As of June 30, 2009, the Company collected approximately $260,000 of receipts related to an equity offering that closed in August 2009. Prior to the equity closing on June 30, 2009, the funds were held as restricted cash in escrow until the closing.

Marketable Securities
     The Company has invested, from time to time, in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. The Company considered its investment in these instruments as marketable securities available for sale in accordance with SFAS 115.
     These marketable securities which historically have been liquid have been adversely affected by the broader national liquidity crisis. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the ARPS at par on or prior to June 30, 2012. The schedule for repurchase over the next three years is as follows:
     (a) The greater of 10 percent or $25,000 to be completed by June 30, 2010;
     (b) The greater of 10 percent or $25,000 to be completed by June 30, 2011;
     (c) The balance of outstanding ARPS to be repurchased by June 30, 2012.
     The Company has entered into an agreement to expand the borrowing base of the line of credit with its investment advisor from 50% to 80% of the par value of the Company’s marketable securities.
     Based upon the agreement to expand the line of credit to 80%, management has access to 80% of its ARPS through borrowing in the current year. Accordingly, management classified 80% or $520,000 of the Company’s marketable securities as short term. The remaining 20% or $130,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
     As of June 30, 2009, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
     The Company established a line of credit to borrow against marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest on amounts borrowed has been approximately the same as the interest being earned from the underlying securities.

     Investment in marketable securities are summarized as follows as of June 30, 2009 and June 30, 2008:

	Unrealized	Estimated Fair
	(Loss)	Value
As of June 30, 2009
Available for sale securities	$—	$520,000

Long-term marketable securities	$—	$130,000

Total marketable securities	$—	$650,000

As of June 30, 2008
Available for sale securities	$—	$1,100,000

Accounts Receivable
     The Company’s accounts receivable primarily consist of receivables from retail distributors. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company had one national retail distributor, GNC, as of June 30, 2009. Our national retail distributor comprises 9% of the Company’s customer accounts receivable balance as of June 30, 2009. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
     For credit card sales to direct sales customers and independent distributors, the Company verifies the customer’s credit card prior to shipment of product. Any payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. As of June 30, 2009 the Company’s credit card processor put a hold on approximately $533,000 of credit card sales due to higher sales volumes and perceived credit card risks from the Company’s change to a network marketing sales channel for distribution of its products. Subsequently, the Company has change its credit card processor and has received substantially all of the reserve deposit back.
     Based on the Company’s verification process on customer credit cards and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of June 30, 2009. For direct and independent distributor sales, there is no bad debt expense for the fiscal years ended June 30, 2009 or June 30, 2008.

Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of June 30, 2009 and June 30, 2008, inventory consisted of:

	June 30,
	2009	2008
Finished goods	$522,599	$87,393
Raw materials	217,415	17,022

Total inventory	$740,014	$104,415

Deposit with Manufacturer
     At June 30, 2008, the Company had a deposit of $277,979 with its contract manufacturers for acquisition of raw materials and production of finished product. The Company and its primary contract manufacturer came to an agreement whereby the deposits plus approximately $45,000 be used to acquire raw materials from the original manufacturer for the use in future production runs of Protandim® at the Company’s new contract manufacturer. As of June 30, 2009, the Company’s deposit with its contract manufacturers was approximately $6,500 related to its newly introduced topical product, LifeVantage TrueScienceTM Anti-Aging Cream.
Property and Equipment
     Property, software, and equipment are recorded at cost. Depreciation of property, equipment and software license fees including the Company’s purchase of its InfoTrax order processing and commission tracking software for its network marketing business is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

	June 30,
	2009	2008
Equipment	$357,135	$159,490
Software	82,952	60,925
Accumulated depreciation	(165,346)	(156,856)

Property and equipment, net	$274,741	$63,559

Intangible Assets
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). SFAS 142 establishes standards for accounting for goodwill and other intangibles acquired in business combinations.
As of June 30, 2009 and June 30, 2008, intangible assets consisted of:

	June 30,
	2009	2008

Patent costs	$2,255,696	$2,246,074
Trademark costs	132,712	123,526
Amortization of patents & trademarks	(213,127)	(99,437)

Intangible assets, net	$2,175,281	$2,270,163

Patents
     The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of June 30, 2009, two U.S. patents have been granted and amortization of these commenced upon the date of the grant and will continue over their remaining legal lives. On August 25, 2009, a third patent was granted to the Comnpany.
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
     The recurring losses experienced by the Company have resulted in management’s assessment of impairment with respect to the capitalized patent costs. Analysis generated for this assessment concluded that sales volumes, less the cost of manufacturing the product sold, less the sales and marketing and general and administrative cost of generating the revenues, support management’s conclusion that no impairment to the capitalized patent costs has occurred as of June 30, 2009.

Concentration of Credit Risk
     Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, (“SFAS 105”), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of June 30, 2009, the Company had approximately 8% of its trade accounts receivable balance with its one retailer and approximately 77% with its credit card processor. Approximately 95% of the Company’s receivable from its credit card manufacturer subsequently has been paid to the Company. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2009, the Company had approximately $870,000 with one financial institution in an investment management account.
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
     Warrants: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as freestanding warrants with features that are not afforded equity classification. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.
     We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimates and assumption changes.

     The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments:

For the year
ended
June 30,
2009
Investor warrants issued March 16, 2009	$120,497
Investor warrants issued March 26, 2009	270,716
Investor warrants issued April 6, 2009	1,436,566

Day-one derivative loss:
Investor warrants issued April 6, 2009	(2,605,466)

Total change in fair value of derivative liability	$(777,687)

Our derivative liabilities as of June 30, 2009 and our derivative income for the year ended June 30, 2009, are significant to our financial statements. The magnitude of derivative income (expense) reflects the following:
1.	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.775 on March 31, 2009 to $0.67 on June 30, 2009. The lower stock price had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.
2.	In connection with our accounting for the April 6, 2009 financing, we encountered a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,605,466. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.
     The following table summarizes the number of common shares indexed to the derivative financial instruments classified as liabilities as of June 30, 2009:

Warrants issued March 16, 2009	3,925,000
Warrants issued March 26, 2009	9,115,000
Warrants issued April 6, 2009	4,460,000

Total warrants issued for the purchase of common stock	17,500,000

     Convertible Debt Instruments: We issued convertible debt in September and October 2007. We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion options that are required to be bifurcated and accounted for separately as derivative instrument liabilities.
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
Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have previously purchased up to twelve months prior, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible and the Company recognizes all such revenue. The Company has experienced overall monthly returns of approximately 2% of sales. Our direct to consumer and retail return rate is approximately 1% of sales based on historical experience and the network marketing sales channel return rate is approximately 4% of sales based upon network marketing industry experience. As of June 30, 2009 and June 30, 2008, the Company’s reserve balance for returns and allowances was approximately $68,500 and $97,700, respectively.
     In July 2005, we entered into an agreement with General Nutrition Distribution, LP (“GNC”) for the sale of Protandim® pursuant to which GNC has the right to return any and all product shipped to GNC, at any time, for any reason. The Company recognizes revenue and its related costs when it obtains sufficient information to reasonably estimate the amount of future returns. Beginning July 1,

2008, the Company had sufficient history to develop reliable estimates of product returns, and accordingly, recognized all previously deferred revenue net of estimated returns and expenses, approximately $511,000, and began recognizing sales to all third party distributors net of estimated returns, as product ships.
Shipping and Handling
     Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2009 and June 30, 2008 were $224,366 and $324,106, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the years ended June 30, 2009 and June 30, 2008 were $573,145 and $742,989, respectively. The lower fiscal 2009 advertising costs were a result of the change in marketing strategy and sales channel.
Stock-Based Compensation
     The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”).
     Effective July 1, 2006, the Company adopted SFAS 123(R) for all options and warrants granted to employees and directors. In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. The Company has estimated the forfeiture rate on options to be 0%.
     The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors and Scientific Advisory Board (“SAB”) members at prices between $0.11 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of June 30, 2009, net of awards expired, is for the purchase of 8,660,423 shares of the Company’s common stock.
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

     Compensation expense was calculated using the fair value method during the fiscal years ended June 30, 2009 and 2008 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the years ended June 30, 2009 and 2008:
1.	risk-free interest rate of between 1.15 and 3.86 percent in fiscal 2009 and between 2.31 and 4.26 in fiscal year 2008.
2.	dividend yield of -0- percent in fiscal 2009 and 2008;
3.	expected life of 3 to 6 years in fiscal 2009 and 2008;
4.	a volatility factor of the expected market price of the Company’s common stock of 334 percent in fiscal 2009 and 74 percent in 2008.
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
Loss Per Share
     Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 25.7 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for years ended June 30, 2009 and June 30, 2008, the basic and diluted average outstanding shares are the same, since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
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

Comprehensive Income
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”), requires the presentation and disclosure of all changes in equity from non-owner sources as “Comprehensive Income”. The Company had no other comprehensive income for the years ended June 30, 2009 and 2008, as such net income and comprehensive income were the same.
Effect of New Accounting Pronouncements
     In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 — Convertible Debentures
     On September 26, and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, and, at the Company’s option, may be repaid in full or converted into common stock at the lower $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date.
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
     Effective interest associated with the convertible debentures totaled $447,932 and $296,947 for the fiscal years ended June 30, 2009 and June 30, 2008 respectively. Effective interest is accreted to the balance of convertible debt until maturity. At June 30, 2009 the unamortized debt offering costs were $83,023. A total of $256,567 was paid for commissions and expenses incurred in the private placement offering which is being amortized over the term of the convertible debentures on a straight-line basis. As of June 30, 2009 and June 30, 2008, the Company had recorded amortization expense of $85,446 and $63,083 respectively. During fiscal year ended June 30, 2009 and 2008, convertible debentures totaling approximately $185,000 and $160,000 respectively were converted into common stock.
Note 4 — Capital Leases
     During the year ended June 30, 2009, the Company acquired assets under lease provisions. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases expire between April 2011 and June 2011. Amortization of the leased property is included in depreciation expense.
The assets under capital lease have cost and accumulated amortization as follows:

Cost	$51,319
Less accumulated amortization	(1,711)

Net carrying value	$49,608

Maturities of capital lease obligations are as follows:

Year ended June 30, 2010	43,521

Total minimum lease payments	43,521
Amount representing interest	(2,031)

Present value of net minimum lease payments	$41,490

Note 5 — Line of Credit
     The Company established a line of credit to borrow against its marketable securities. Under an agreement to expand the line of credit from 50% to 80% of the face value of its cash and marketable securities, the Company may borrow up to $580,000. The line is collateralized by the Company’s cash and marketable securities. The interest rate charged through June 30, 2009, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of June 30, 2009. As of June 30, 2009, the Company has borrowed approximately $580,000 including accrued interest from the line.
Note 6 — Stockholders’ Equity
     For the year ended June 30, 2009, the Company issued common stock and warrants in private offerings, resulting in gross proceeds to the Company of approximately $5,000,000. As of June 30, 2009, 21,785,701 shares of common stock and warrants to purchase 18,357,128 shares of stock for three years at $0.50 per share were issued to participants in the offering.
     The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2009, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 7 — Stock Option Grants and Warrants
     Stock Option Grants — In accordance with SFAS 123(R), payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2009 and 2008, stock based compensation of $1,454,249 and $478,103 respectively, was reflected as an increase to additional paid in capital. Of the $1,454,249 stock based compensation for the fiscal year ended June 30, 2009, $824,974 was employee related and $629,275 was non-employee related. For the fiscal year ended June 30, 2008, stock based compensation of $322,150 was employee related and $155,953 was non-employee related. As of June 30, 2009 the unrecognized expense for the options and warrants outstanding is approximately $2,553,000. Of the $2,553,000 remaining expense, approximately $2,551,000 is related to expense under SFAS 123(R) for option grants to employees, distributors and consultants and approximately $2,000 is related to warrants to outside consultants.
     During the fiscal year ended June 30, 2009, the Company granted warrants and options to consultants for services rendered, under EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Warrants to purchase 820,000 and 1,645,000 shares of the Company’s common stock were granted to various consultants for science, public relations, network marketing and advertising services rendered to the Company during the fiscal years ended June 30, 2009 and June 30, 2008 respectively.
     The Company granted stock options to various employees, directors and independent distributors of the Company during the year. The options granted the right to purchase shares of the Company’s common stock at prices between $0.21 and $0.75 per share. The Company granted options to purchase shares of the Company’s common stock during the year ended June 30, 2008 also at prices between $0.21 and $0.75 per share. The options are not transferable and expire on various dates through June 9, 2020.
     Warrants — At June 30, 2009, 22,452,644 warrants to purchase the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2009 are at exercise prices ranging between $0.11 and $0.50 with a weighted average exercise price of $0.49 and expiration dates ranging from September 19, 2011 to June 30, 2012.
     At June 30, 2008, 11,275,080 warrants to purchase the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2008 are at exercise prices ranging between $0.23 and $0.35 with a weighted average exercise price of $0.30 and expiration dates ranging from April 17, 2011 to February 21, 2013.
The following is a summary of stock options and warrants granted for the years ended June 30, 2009 and 2008:

			Weighted
			Average
	Options	Warrants	Exercise Price

Outstanding and exercisable, June 30, 2007	2,900,031	7,681,382	$2.01

Granted	2,805,000	9,882,992	$0.35
Cancelled	—	—	$—
Exercised	(115,000)	(1,433,083)	$0.29
Expired	(1,955,666)	(4,856,211)	$0.68

Outstanding and exercisable, June 30, 2008	3,634,365	11,275,080	$0.37

Granted	5,652,000	20,790,128	$0.52
Cancelled	—	—	$—
Exercised	(15,000)	(9,128,564)	$0.30
Expired	(610,942)	(484,000)	$0.50

Outstanding and exercisable, June 30, 2009	8,660,423	22,452,644	$0.54

	Options	Warrants

Year ended June 30, 2008:

Weighted average exercise price	$0.45	$0.35

Weighted average remaining contractual life (years)	9.2	3.9
Weighted average fair value of options and warrants granted during 2008	$0.38	$0.30

Year ended June 30, 2009:

Weighted average exercise price	$0.62	$0.49

Weighted average remaining contractual life (years)	9.8	3.0
Weighted average fair value of options and warrants granted during 2009	$0.62	$0.46

Note 8 — Common Stock and Warrant Offerings
     In March and April of 2009 we entered into subscription agreements with accredited investors to purchase 17,500,000 shares of common stock and a warrant to purchase the same number of shares of common stock.
     The offering occurred in three closings:
1.	March 16, 2009: The issuance of 3,925,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 3,925,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $785,000. Total cash fees for this offering were $78,500.
2.	March 26, 2009: The issuance of 9,115,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 9,115,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $1,823,000. Total cash fees for this offering were $182,300.
3.	April 6, 2009: The issuance of 4,460,000 shares of common stock of the Company at a purchase price of $0.20 per share and issued warrants exercisable for 4,460,000 shares of our common stock with a strike price of $0.50. Gross proceeds received amounted to $892,000. Total cash fees for this offering were $39,200.
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

     The following table illustrates how the proceeds arising from the offerings were initially allocated on the inception date:

	March 16, 2009	March 26, 2009	April 6, 2009
Classification	Allocation	Allocation	Allocation
Common stock	$479,536	$1,228,291	$—
Paid in Capital ( Warrants)	305,464	594,709	3,510,466
Day-one derivative loss	—	—	(2,605,466)

Proceeds	$785,000	$1,823,000	$905,000

     In connection with this offering, placement agents received warrants to purchase shares of our common stock with a strike price of $0.50 and a term of three years. We determined that placement agent warrants met the conditions for equity classification. The following is a table of the placement agent warrants issued and their fair value on the date of issuance:

	Common
	shares
	indexed to the
	placement
	agent warrants	Fair value
March 16, 2009	392,500	$100,009
March 26, 2009	911,500	378,819
April 6, 2009	196,000	154,272

Total	1,500,000	$633,100

     The placement agent warrants were valued using the Black-Scholes-Merton valuation technique, adjusted for the effects of dilution using the following assumptions:
Significant assumptions:

	March 16, 2009	March 26, 2009	April 6, 2009
Trading market values	$0.50	$0.50	$0.50
Term (years)	3	3	3
Volatility	151%	151%	151%
Risk-free rate	1.39%	1.39%	1.37%
Dividends	—	—	—
     On March 30, 2009, we entered into an Amended Unit Subscription Agreement which included liquidating damages in the event we do not file our current reports under the Securities and Exchange Act of 1934. This provision resulted in the investor warrants no longer meeting the provisions of EITF 00-19 for equity classification. As such, warrants issued pursuant to the offering valued at $7,652,023, were reclassified to liabilities. The placement agent warrants continued to achieve equity classification.
     We estimated the fair value of the warrants on the date they required reclassification as a liability and each subsequent reporting period, using the Black-Scholes-Merton valuation technique,

adjusted for the effect of dilution because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.
     The following table reflects the fair values of these derivative financial instruments:

June 30, 2009
Common stock and warrant offering:
March 16, 2009 offering (warrants)	$1,909,513
March 26, 2009 offering (warrants)	4,446,297
April 6, 2009 offering (warrants)	2,073,900

$8,429,710

Significant assumptions:
Trading market values	$0.67
Term (years)	2.7
Volatility	154%
Risk-free rate	1.64%
Dividends	—
     Under the fair value hierarchy, the fair value of these warrants was determined to be classified as level 3. Total cash fees for this offering was $260,800.
     On June 30, 2009 we entered into a Common Stock and Warrant Offering Agreement which involved the issuance of 4,285,701 shares of common stock of the Company at a purchase price of $0.35 per share and the issuance of warrants exercisable for 857,128 shares of our common stock with a strike price of $0.50. Total proceeds from this transaction were $1,500,000, of which $119,750 was due at June 30, 2009 and subsequently collected in July, 2009. Total cash fees for this offering was $50,753.
     In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. In evaluating these warrants under EITF 00-19, there were no explicit conditions that required net cash settlement and the contract permitted us to settle in unregistered shares and the warrants met all the requirements for equity classification.
     The proceeds were allocated to the common stock and warrants based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APB 14”).
     The following table illustrates how the proceeds arising from the offerings were allocated on the inception date:

June 30, 2009
Classification	Allocation
Common stock	$1,256,842
Paid in Capital (Warrants)	243,158

Proceeds	$1,500,000

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

	Common
	shares
	indexed to the
	placement
	agent warrants	Fair value
June 30, 2009	113,000	$56,285
The placement agent warrants and the investor warrants were valued using the Black-Scholes-Merton valuation technique, adjusted for the effects of dilution using the following assumptions:
Significant assumptions:

June 30, 2009
Trading market values	$0.67
Term (years)	3
Volatility	151%
Risk-free rate	1.64%
Dividends	—
Note 9 — Income Taxes
     As of June 30, 2009, the Company had a net operating loss (“NOL”) carry-forward of approximately $14,500,000. At June 30, 2008, the Company had an NOL carry-forward of approximately $7,600,000. The NOL may be offset against future taxable income, if any, through the year ended June 30, 2029. A portion of the net operating loss carryforward begins to expire in 2011, is subject to review by the Internal Revenue Service, and may be subject to U.S. Internal Revenue Code Section 382 limitations. During fiscal year 2009, $658,000 of the Company’s $673,000 charitable contributions carryforward expired.
     The income tax expense (benefit) for the years ended June 30 consists of the following:

	2009	2008
Current taxes	$—	$—

Deferred taxes	(2,444,000)	46,000
Less: valuation allowance	2,444,000	(46,000)

Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended June 30, 2009 and 2008 differs from the U.S. Federal statutory income tax rate due to the following:

	2009	2008
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.06%)	(3.06%)
Tax return to provision true-up	1.97%	36.13%
Permanent differences — interest on convertible debt	1.46%	—

	2009	2008
— change in derivative liability	3.30%	—
— stock option compensation	3.50%	2.93%
— other	0.20%	0.25%
Increase/(Decrease) in valuation allowance	26.63%	(2.25%)

Net income tax provision (benefit)	—	—

     The components of the deferred tax assets and liabilities as of June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Federal and state net operating loss carryovers	$5,366,000	$2,767,000
Contribution carryover	1,400	249,000
Deferred debt offering costs	300	163,000
Stock option compensation	381,000	148,000
Accrued interest & allowance for returns	71,000	114,000

Deferred tax asset	$5,819,700	$3,441,000

Deferred tax liabilities:
Deferred debt offering costs	$—	$(72,000)
Deferred expenses	(3,700)	—
Patents and trademarks	(685,000)	(720,000)
Property & equipment	(38,000)	—

Total deferred liabilities	(726,700)	(792,000)

Net deferred tax asset	5,093,000	2,649,000
Less: valuation allowance	(5,093,000)	(2,649,000)

Deferred tax liability	$—	$—

     The Company has provided a valuation allowance for the deferred tax asset at June 30, 2009, as it is unlikely that the realization of the tax benefit of the net operating loss carryforward will be utilized in the foreseeable future. The valuation allowance increased by approximately $2,444,000 for the year ended June 30, 2009 and the valuation allowance decreased by approximately $46,000 for the year ended June 30, 2008.
     On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no uncertain tax positions and have fully reserved against the Company’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that may occur within the next twelve months. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service include returns for fiscal years June 30, 2006, 2007 and 2008 and the open tax years by state tax authorities include returns for fiscal years June 30, 2005, 2006, 2007 and 2008.

Note 10 — Commitments and Contingencies

     Corporate Office
     The lease for the Greenwood Village office expired July 31, 2008 and the Company entered a five (5) year lease in San Diego, California. Pursuant to the agreement regarding the San Diego lease, we prepaid rent of $7,850. Monthly rent payments began July 1, 2008 and are as follows: $7,850 for July 2008; rent is abated during the months of August, September and October 2008, $7,850 per month from November 2008 through June 2009; $8,125 per month from July 2009 through June 2010; $8,409 per month from July 2010 through June 2011; $8,703 per month from July 2011 through June 2012; and $9,008 per month from July 2012 through June 2013. Rent totaled $123,457 and $117,235 for the years ended June 30, 2009 and 2008 respectively.
     The Company entered into a thirty nine (39) month sublease lease in South Jordan, Utah. Pursuant to the agreement, we prepaid rent of $17,256. Monthly rent payments of $17,256 began March 1, 2009 and are as follows: $17,256 per month from March 2009 through February 2010; $17,773 per month from March 2010 through February 2011; $18,306 per month from March 2011 through February 2012; and $18,855 per month from March 2012 through May 31, 2012.
     The Company entered into a six-month sublease for office space in Littleton, Colorado at a rate of $842 per month effective July 7, 2008, renewable on a month-to-month basis following the initial term. Effective July 16, 2008, the Company entered into a lease agreement for additional adjoining space in Littleton, Colorado for three months at a rate of $630 per month. Subsequent to the initial term, the Company renews the lease on a month-to-month basis.
     In addition, the Company entered into a three (3) month lease agreement in Mexico City, Mexico. Pursuant to the agreement, we prepaid rent of $2,000 and paid the initial monthly rent for June 2009. Monthly rent payments of $1,000 per month began June 1, 2009 and monthly rent payments of $1,000 continues in July 1 and August 1. The agreement extends automatically for successive three (3) month periods and provides for termination by either party with three (3) months notice.
     Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2010	306,631
2011	316,315
2012	307,452
2013	108,094

Total future minimum Lease payments	$1,038,492

     Warehouse Facilities
     We entered into an agreement effective January 2008 with AtLast Fulfillment, pursuant to which we lease warehouse space in their warehouse in Denver, Colorado pursuant to a renewable agreement expiring in December 2010. We entered into an arrangement with Prostar Fulfillment in Salt Lake City, Utah for assembling distributor kits and fulfillment related to our network marketing sales channel. There is no long term agreement related to this arrangement.
     Capital Lease
     We entered into a short term capital lease for office equipment. The lease payment is $5,440 per month for ten (10) months at an effective interest rate of 12.9%.

     Other Commitments
     The Company has made commitments to various independent distributors for guaranteed commissions in accordance with the achievement of certain predetermined conditions. As of June 30, 2009, the total unpaid future commitments to distributors is approximately $1,195,000.
     The Company has made commitments to pay legal fees for several distributors and employees involved in the Zrii lawsuit. As of June 30, 2009, the legal fees incurred on behalf of distributors and employees were approximately $1,305,569, $786,154 for distributors and $519,415 for employees.

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Convertible Debt Obligations (subject to conversion to common stock)	1,145,000	1,145,000
Capital Lease Obligations	43,522	43,522
Operating Lease Obligations	1,038,492	306,631	623,767	108,094
Distributor Commitments	1,195,000	1,195,000
Total	3,422,014	2,690,153	623,767	108,094
Note 11 — Interim Financial Results (Unaudited)
     The following summarizes selected quarterly financial information for each of the last two years for the periods ended June 30, 2009 and 2008:
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in ‘000’s except per share data)

					Year
	Quarter				ended
Year ended June 30, 2009	First	Second	Third	Fourth	June 30, 2009

Sales, net	$1,273.5	$578.5	$655.1	$1,634.2	$4,141.3
Gross profit	1,038.0	450.9	529.9	1,269.7	3,288.5
Net income (loss)	$(131.1)	$(566.0)	$(3,100.3)	$(5,317.2)	$(9,114.6)

Per common share:
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.12)	$(0.11)	$(0.23)

					Year
	Quarter				ended
Year ended June 30, 2008	First	Second	Third	Fourth	June 30, 2008

Sales, net	$807.3	$796.4	$783.9	$812.6	$3,200.2
Gross profit	630.0	610.4	609.1	655.3	2,504.8
Net income (loss)	$(298.7)	$(401.8)	$(604.7)	$(749.2)	$(2,054.4)

Per common share:
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.09)
Note 12 — Subsequent Events
     The Company has evaluated known subsequent events through the close of business on September 25, 2009, the last full business day prior to the public issuance of the financial statements on which the Company committed to publicly issue the financial statements. The

Company has not evaluated known subsequent events occurring after the close of business on September 25, 2009 in preparing the accompanying unaudited condensed consolidated financial statements.
     In July 2009, our Board of Directors approved a Distributor Stock Option Pool totaling 300,000 shares of Common Stock under our 2007 Long-Term Incentive Plan, out of which stock option grants may be granted to distributors as incentive for achieving top distributor levels within our distributor compensation plan. This has been greeted with great enthusiasm by our distributors and has been an effective retention tool.
     In August 2009, the Company announced that it was entering the international market with a pre-launch in Mexico, accepting independent distributor applications and orders in anticipation of a full launch later this year.
     On August 5, 2009, the Company completed an additional closing of shares of common stock and warrants to purchase Common Stock to accredited investors on the same terms as the Company’s $1,500,000 Offering closed on June 30, 2009. The Company sold 2,583,668 shares of common stock of the Company at a purchase price of $0.35 per share and issued warrants exercisable for 516,724 shares of Common Stock of the Company to accredited investors, for aggregate gross proceeds of $904,287. The warrants sold in the Offering have an exercise price of $0.50 per share and may be exercised at any time following the issuance during the three year exercise period.
     On September 15, 2009, the Company received a bridge loan totaling $200,000 from certain Directors of the Company. The term of the notes are one month with interest payable at a rate of 10% per annum. Additionally, on September 25, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principal balance equal to 3% per calendar month through December 31, 2009.
Note 13 — Litigation
     On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. The complaint makes allegations of intentional interference with contractual relations with Zrii employees and distributors, intentional interference with Zrii’s prospective economic advantage, racketeering, misappropriation of Zrii’s proprietary information and trade secrets, violation of the Computer Fraud and Abuse Act, the Wiretap Act, the Stored Communications Act, and unfair competition, in addition to numerous other related claims. Zrii seeks injunctive relief enjoining the Company from using or disclosing Zrii’s trade secrets and proprietary information and from interfering with Zrii’s employees and distributors, general damages of at least $75 million, lost profits, royalties, punitive damages, disgorgement of profits, and attorneys’ fees and costs. We filed a motion to dismiss on March 17, 2009.
     On May l, 2009, Zrii filed a First Amended Complaint, mooting the Motion to Dismiss. The First Amended Complaint names, as a defendant, the Company and only one of the two individuals, Tyler Daniels, who were named defendants in the initial Complaint. In the First Amended Complaint, Zrii alleges that the Company actively conspired with Mr. Daniels, and others, to wrongfully solicit Zrii employees and business and schemed to take and use Zrii’s proprietary and trade secret information. The claims against the Company include Intentional Interference with Contractual Relations, Intentional Interference with Prospective Economic Advantage, Misappropriation of Trade Secrets, Violation of the Computer Fraud and Abuse Act, Violation of the Wiretap Act, Violation of Stored Communications Act, Conversion, Unfair Competition, and Unjust Enrichment. One of the claims in the initial Complaint, namely a claim based upon alleged violations of 18 U.S.C. 196I et. seq., a Civil Rico statute, is not present in this First Amended Complaint. In its prayer for relief Zrii is demanding equitable relief and damages. The Company responded to this new pleading by filing a Motion to Dismiss.

     The Company has retained outside counsel to respond to the claims of Zrii and consider any potential counter claims by the Company. Management believes that the claims against the company lack merit and intends to vigorously defend the action if it is not dismissed based on the pending motion. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company, litigation is subject to inherent uncertainties. In the event that the action is not dismissed, there is a risk of a material adverse result.