Form 10-K/A
period 2009-06-30
Lifevantage Corp
filed 2009-10-28
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
Note: This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed by the registrant on September 28, 2009, and is being filed solely to include certain exhibits inadvertently omitted from the Annual Report. Except as otherwise stated herein, no other information contained in the Annual Report has been updated by this Amendment No. 1.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeVantage Corporation. a Colorado corporation

By:	/s/ David W. Brown
David W. Brown
Its: Chief Executive Officer
Date: October 28, 2009
          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ David W. Brown David W. Brown	October 28, 2009	Chief Executive Officer; Director (Principal Executive Officer)
/s/ Carrie E. Carlander Carrie E. Carlander	October 28, 2009	Chief Financial Officer (Principal Financial Officer)
* Jack R. Thompson	October 28, 2009	Chairman of the Board and Chairman of the Audit Committee
* James D. Crapo	October 28, 2009	Director
* Joe M. McCord	October 28, 2009	Director
* Richard D. Jones	October 28, 2009	Director
* Garry Mauro	October 28, 2009	Director

*By:	/s/ David W. Brown
David W. Brown, Attorney-in-fact

56

EXHIBIT INDEX

Exhibit
Number	Title

2.1	Agreement and Plan of Reorganization between Lifeline Nutraceuticals Corporation and Yaak River Resources, Inc. dated September 21, 2004 (1)

2.2	Settlement and Release Agreement and Plan of Reorganization dated March 10, 2005, among Lifeline Therapeutics, Inc., Lifeline Nutraceuticals Corporation and Michael Barber (2)

3.1	Amended and Restated Articles of Incorporation (9)

3.2	Amended and Restated Bylaws (9)

4.01	Form of Warrant (6)

4.02	Form of Convertible Debenture (6)

4.03	Forms of 2009 Private Placement Warrant*

4.04	Forms of 2009 Unit Subscription Agreement*

10.1	Form of Unit Warrant Certificate (3)

10.2	Form of Bridge Warrant Certificate (3)

10.3	Form of Placement Agent Warrant Certificate (3)

10.4	Form of Placement Agent Warrant Certificate (5)

10.5	Lifevantage Corporation 2007 Long-Term Incentive Plan (8)#

10.19	Lease dated July 1, 2008 between Bernardo Regency, L.L.C. and LifeVantage Corporation (10)

10.20	Sublease dated March 1, 2009 between Broadweave Networks Inc. and LifeVantage Corporation *

10.21	Agreement between Cornerstone Research and Development and LifeVantage Corporation *

10.22	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company (7)

10.23	Letter Agreement dated June 1, 2007 between Aspenwood Capital and Lifevantage Corporation (6)

10.24	Letter Agreement dated September 28, 2007 between Bolder Venture Partners and Lifevantage Corporation (6)

10.25	Purchase Agreement between General Nutrition Distribution, LP and Lifevantage Corporation, dated June 21, 2006 (3)

10.26	Employment Agreement, dated January 10, 2008, between Lifevantage Corporation and David W. Brown (11)#

10.27	Lifevantage compensation plan *

21.1	List of subsidiaries (4)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (12)

57

Exhibit
Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed as an exhibit to Yaak River Resources, Inc.’s Current Report on Form 8-K (File No. 000-30489), filed on September 28, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000-

30489), filed on March 14, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Lifevantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to Lifevantage Corporation’s Quarterly Report on Form 10-QSB (file No. 000-30489), filed on May 14, 2007, and incorporated herein by reference.

(8)	Filed with the LifeVantage Proxy on Form 14-A (File No. 000-30489) dated October 20, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 23, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000- 30489), filed on January 16, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-K (File No. 000-30489), filed on September 28, 2009, and incorporated herein by reference.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

*	Filed herewith.

58