Form 10-Q
period 2009-09-30
Lifevantage Corp
filed 2009-11-12
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2009 was 57,002,412.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements in this report include, without limitation: statements regarding future products or product development; statements regarding future selling, including our expectations regarding the success of our network marketing sales channel, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the legal complaint filed against the company; and statements regarding future financial performance, results of operation, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
          These forward-looking statements may be identified in this report by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	The potential failure or unintended negative consequences of the implementation of our network marketing sales channel;

•	Our lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for product liability claims against the Company;

•	Independent distributor activities that violate applicable laws or regulations and the potential for resulting government or third party actions against the Company;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our dependence on a limited number of significant customers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets in light of the global credit crisis or other adverse effects to our business and financial position;

•	Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 6 of Part II of our report on Form 10-K for the year ended June 30, 2009.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	$605,261	$608,795
Restricted cash	—	259,937
Marketable securities, available for sale	480,000	520,000
Accounts receivable, net	61,352	648,116
Equity raise receivable	—	119,750
Inventory	748,649	740,014
Deposits	101,762	16,482
Prepaid expenses	27,447	72,738

Total current assets	2,024,471	2,985,832

Long-term assets
Marketable securities, available for sale	120,000	130,000
Property and equipment, net	250,899	274,741
Intangible assets, net	2,158,729	2,175,281
Deferred debt offering costs, net	66,474	83,023
Deposits	58,613	66,795

TOTAL ASSETS	$4,679,186	$5,715,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revolving line of credit and accrued interest	$580,432	$581,444
Accounts payable	1,872,237	2,029,290
Accrued expenses	840,269	822,024
Escrow for equity offering	—	259,937
Short-term notes payable — related party	703,822	—
Short-term convertible debt, net of discount	376,236	—
Capital lease obligations, current portion	26,345	41,490

Total current liabilities	4,399,341	3,734,185

Long-term liabilities
Deferred rent	23,677	23,677
Derivative warrant liability	4,134,962	8,429,710
Long-term convertible debt, net of discount	91,661	382,194

Total liabilities	8,649,641	12,569,766

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock — par value $.001, 250,000,000 shares authorized; 56,804,520 and 53,968,628 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	56,805	53,969
Additional paid-in capital	18,693,654	16,964,927
Accumulated deficit	(22,722,681)	(23,872,990)
Currency translation adjustment	1,767	—

Total stockholders’ deficit	(3,970,455)	(6,854,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,679,186	$5,715,672

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2009	2008

Sales, net	$1,857,997	$1,273,502
Cost of sales	312,974	235,539

Gross profit	1,545,023	1,037,963

Operating expenses:
Sales and marketing	2,012,166	484,804
General and administrative	2,381,156	513,995
Research and development	106,892	52,555
Depreciation and amortization	53,298	40,182

Total operating expenses	4,553,512	1,091,536

Operating loss	(3,008,489)	(53,573)

Other income and (expense):
Interest expense	(135,950)	(77,562)
Change in fair value of derivative warrant liability	4,294,748	—

Total other income/(expense)	4,158,798	(77,562)

Net income/(loss)	$1,150,309	$(131,135)

Net income/(loss) per share, basic and diluted	$0.02	$(0.01)

Weighted average shares, basic	55,634,601	24,766,117

Weighted average shares, diluted	61,841,866	24,766,117
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$1,150,309	$(131,135)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	53,298	40,181
Stock based compensation to employees	438,867	88,000
Stock based compensation to non-employees	363,381	38,022
Non-cash interest expense from convertible debentures	85,702	36,551
Non-cash interest expense from amortization of deferred offering costs	16,549	21,537
Consulting fees paid in equity	24,900	—
Change in fair value of derivative warrant liability	(4,294,748)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	706,514	13,618
(Increase) in inventory	(8,635)	(16,727)
Decrease in deposit from manufacturer	—	20,330
Decrease in prepaid expenses	45,291	111,506
(Increase) in deposits	(77,098)	(13,088)
(Decrease) in accounts payable	(157,053)	(878)
Increase in accrued expenses	18,245	(12,841)
(Decrease) in deferred revenue	—	(510,765)
Decrease in deferred expenses	—	72,049

Net Cash Used by Operating Activities	(1,634,478)	(243,640)

Cash Flows from Investing Activities:
Redemption of marketable securities	50,000	50,000
Purchase of intangible assets	(12,904)	(1,896)
Purchase of equipment	—	—

Net Cash Provided by Investing Activities	37,096	48,104

Cash Flows from Financing Activities:
Net payments on/proceeds from revolving line of credit and accrued interest	(1,012)	154,777
Principal payments under capital lease obligation	(15,145)	(631)
Issuance of common stock	904,416	—
Proceeds from note payable	703,822	—

Net Cash Provided by Financing Activities	1,592,081	154,146

Foreign Currency Effect on Cash	1,767	—

Decrease in Cash and Cash Equivalents:	(3,534)	(41,390)
Cash and Cash Equivalents — beginning of period	608,795	196,883

Cash and Cash Equivalents — end of period	$605,261	$155,493

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees	$121,535	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$23,409	$27,191
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
          These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2009 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“Lifevantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2009, and the results of operations for the three month periods ended September 30, 2009 and 2008 and the cash flows for the three month periods ended September 30, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
          The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2009 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2009, and included in the Annual report on Form 10-K on file with the SEC.
          On August 5, 2009, the Company issued common stock in a private placement offering. The gross proceeds received by the Company from the offering of approximately $904,000 are being used to develop and expand its network marketing sales channel and to increase the Company’s working capital. The Company anticipates raising additional capital to continue to expand the network marketing sales channel. However, there can be no assurance that any additional funds can be raised or that revenue generated from this new sales channel will result in positive cash flow.
          Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors. The terms of the notes are for one month with interest payable at a rate of 10% per annum. Accrued interest is payable in cash by the Company upon repayment of the note at the maturity date. All parties have agreed to an extension of the term of these notes through December 15, 2009. On September 24, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principal balance equal to 3% per calendar month through March 24, 2010.
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
Fair Value Measurements
          Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our common stock and warrant financing arrangements and certain share-based payment arrangements. See Note 7 — Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangements. The fair value hierarchy is defined below:
          Fair value hierarchy:
(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term of the item measured.
          The summary of fair values of financial instruments is as follows at September 30, 2009:

	Fair	Carrying
Instrument:	value	Value	Reference

Short-term marketable securities	$480,000	$480,000	Note 2
Long-term marketable securities	$120,000	$120,000	Note 2
Derivative warrant liabilities	$4,134,962	$4,134,962	Notes 2 and 8

          The summary of fair values of financial instruments is as follows at June 30, 2009:

	Fair	Carrying
Instrument:	value	Value	Reference

Short-term marketable securities	$520,000	$520,000	Note 2
Long-term marketable securities	$130,000	$130,000	Note 2
Derivative warrant liabilities	$8,429,710	$8,429,710	Notes 2 and 8
          The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2009 and the year ended June 30, 2009:

	September 30, 2009	June 30, 2009
Beginning balance: Derivative financial instruments	$8,429,710	$—
Total (gains) losses	(4,294,748)	777,687
Purchases, sales, issuances and settlements, net	—	7,652,023

Ending balance	$4,134,962	$8,429,710

Revenue Recognition
          The Company ships the majority of its products sold through the network marketing or multi-level marketing sales channel directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers and distributors is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s standard return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have previously purchased up to twelve months prior to termination, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible and the Company recognizes all such revenue. The Company has experienced overall monthly returns of approximately 2% of sales. Our direct to consumer return rate, other than network marketing or multi-level marketing sales, and our retail sales return rate is approximately 1% of sales based on historical experience and our network marketing sales channel return rate is approximately 4% of sales based upon network marketing industry experience. As of September 30, 2009 and June 30, 2009, the Company’s reserve balance for returns and allowances was approximately $62,300 and $68,500, respectively.
          For its sales to retail distributors, the Company analyzed individual contracts to determine the appropriate accounting treatment for recognition of revenue on a customer by customer basis. As of September 30, 2009, the Company has one retail distributor.
Accounts Receivable
          The Company’s accounts receivable primarily consists of its receivable from its retail distributor. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company has one national retail distributor, GNC, as of September 30, 2009. Our national distributor comprises approximately 66% of the Company’s customer accounts receivable balance as of September 30, 2009. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
          For credit card sales to independent distributors and direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Any payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. As of June 30, 2009 the Company’s credit card processor put a hold on approximately $533,000 of credit card sales due to higher sales volumes and perceived credit card risks from the Company’s change to a network marketing sales channel for distribution of its products. During the three months ended September 30, 2009 the Company changed its credit card processor and has subsequently received substantially all of the reserve deposit.
          Based on the Company’s verification process for customer credit cards and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of September 30, 2009. For direct and independent distributor sales, there is no bad debt expense for the three month period ended September 30, 2009.
Inventory
          Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of September 30, 2009 and June 30, 2009, inventory consisted of:

	September 30, 2009	June 30, 2009
Finished goods	$531,234	$522,599
Raw materials	217,415	217,415

Total inventory	$748,649	$740,014

Income/(Loss) per share
          Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 37.4 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and options granted through the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. As the Company reported net income for the three month period ended September 30, 2009, earnings per share is computed using the weighted average common shares and potentially dilutive common share equivalents. Basic average outstanding shares are used in computing net loss per share for the three month period ended September 30, 2008 since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
          The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three month period ended September 30, 2009 and 2008 were $106,892 and $52,555, respectively.

Cash and Cash Equivalents
          The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Marketable Securities
          The Company has, from time to time, invested in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. The Company has classified its investment in these instruments as marketable securities available for sale.
          These marketable securities which historically have been liquid have been adversely affected by the broader national liquidity crisis. During the three months ended September 30, 2009, $50,000 of the Company’s ARPS were redeemed by the underlying fund. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the remaining ARPS at par on or prior to June 30, 2012. The schedule for repurchase of remaining ARPS by Stifel Nicolaus over the next three years is as follows:
          (a) The greater of 10 percent or $25,000 to be completed by June 30, 2010;
          (b) The greater of 10 percent or $25,000 to be completed by June 30, 2011;
          (c) The balance of outstanding ARPS, if any, to be repurchased by June 30, 2012.
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
          Based upon the agreement to expand the line of credit to 80%, management has access to 80% of its ARPS through borrowing in the current year. Accordingly, management classified 80% or $480,000 of the Company’s marketable securities as short term. The remaining 20% or $120,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
          As of September 30, 2009, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
Investment in marketable securities are summarized as follows as of September 30, 2009 and June 30, 2009:

	Unrealized	Estimated Fair
	(Loss)	Value
As of September 30, 2009:

Available for sale securities — current	$—	$480,000
Available for sale securities — long term	—	120,000

Total marketable securities	$—	$600,000

	Unrealized	Estimated Fair
	(Loss)	Value
As of June 30, 2009:

Available for sale securities — current	$—	$520,000
Available for sale securities — long term	—	130,000

Total marketable securities	$—	$650,000

Shipping and Handling
          Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Intangible Assets
          As of September 30, 2009 and June 30, 2009, intangible assets consisted of:

	September 30,	June 30,
	2009	2009

Patent costs	$2,264,714	$2,255,696
Trademark costs	136,598	132,712
Amortization of patents & trademarks	(242,583)	(213,127)

Intangible assets, net	$2,158,729	$2,175,281

Patents
          The costs of applying for patents are capitalized and, once the patent is granted, are amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of September 30, 2009, three U.S. patents have been granted. Amortization of these patents commenced upon the date of the grant and will continue over their remaining legal lives.
Stock-Based Compensation
          Payments in equity instruments for goods or services are accounted for by the fair value method. The Company has estimated the forfeiture rate on options to be 20%.
          The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who are expected to contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.11 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. Awards outstanding as of September 30, 2009, net of awards expired, are for the purchase of 8,619,730 shares of the Company’s common stock.
          In certain circumstances, the Company issued common stock for invoiced services to pay contractors and vendors, and in other similar situations. Payments in equity instruments to non-

employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
          Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2009 and 2008 using the Black-Scholes option pricing model. Compensation based options totaling 756,000 were granted during the three month period ended September 30, 2009 and no compensation based options were granted during the three month period ended September 30, 2008. Warrants for the purchase of 280,000 shares were granted to consultants and SAB members during the three month period ended September 30, 2008 and none were granted during the three month period ended September 30, 2009. The following assumptions were used for options and warrants granted during the three month period ended September 30, 2009 and 2008:
1.	risk-free interest rate of 2.42 and 3.52 percent for the three months ended September 30, 2008 and 2009, respectively;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of the Company’s common stock of 204 and 337 percent for the three months ended September 30, 2008 and 2009, respectively.
Derivative Financial Instruments
          We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as freestanding warrants with features that are not afforded equity classification. These instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. See Note 7 — Common Stock and Warrant Offerings for additional information.
          Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.
          We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in changes to these estimates and assumptions.

          The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended September 30, 2009:

Three months ended
September 30, 2009

Investor warrants issued March 16, 2009	$986,745
Investor warrants issued March 26, 2009	2,294,245
Investor warrants issued April 6, 2009	1,013,758

Day-one derivative loss:
Investor warrants issued April 6, 2009	—

Total change in fair value of derivative liability	$4,294,748

          There were no derivative financial instruments outstanding and no changes to fair value of derivative liability for the three month period ended September 30, 2008.
          Our derivative liabilities are significant to our financial statements for the three month period ended September 30, 2009. The magnitude of derivative income (expense) reflects the following:
•	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.67 on June 30, 2009 to $0.38 on September 30, 2009. The lower stock price had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with a credit to derivative income.

•	In connection with our accounting for the April 6, 2009 financing, we encountered a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,605,466. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.
          The following table summarizes the number of common shares indexed to the derivative financial instruments classified as liabilities as of June 30, 2009 and September 30, 2009:

Warrants issued March 16, 2009	3,925,000
Warrants issued March 26, 2009	9,115,000
Warrants issued April 6, 2009	4,460,000

Total warrants issued for the purchase of common stock	17,500,000

Convertible Debt Instruments
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
          When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature. When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.
          When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
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
Concentration of Credit Risk
          We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At September 30, 2009, the Company had approximately $479,000 in cash accounts at one financial institution and approximately $126,000 in an investment management account at another financial institution.
Effect of New Accounting Pronouncements
          We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 —Accounting for Intellectual Property
          Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired. The Company assesses impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When assessing impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future undiscounted net cash flow.

Note 4 — Convertible Debentures
          On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date on September 26, 2010 and October 31, 2010.
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
          The Company determined that the convertible debentures did not satisfy the definition of a conventional convertible instrument, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures. However, the Company has reviewed applicable guidance and concluded that the embedded conversion option in the convertible debentures qualifies for equity classification, and thus, is not required to be bifurcated from the host contract. The Company also determined that the warrants issued in the private placement offering qualify for equity classification.
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

          Effective interest associated with the convertible debentures totaled $109,111 and $63,742 for the three month periods ended September 30, 2009 and 2008, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of September 30, 2009 the Company has recorded accumulated amortization of 2007 deferred offering costs of $165,078.
Note 5 — Line of Credit and Notes Payable
          The Company established a line of credit to borrow against its marketable securities and any cash received from redemption of its marketable securities. Under an agreement to extend the line of credit from 50% to 80% of the face value of its marketable securities, as of September 30, 2009,the Company can borrow up to $580,000. The line is collateralized by the Company’s marketable securities. The interest rate charged through September 30, 2009, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of September 30, 2009. As of September 30, 2009, the Company has borrowed approximately $580,000 including accrued interest from the line.
          Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors. The terms of the notes are for one month with interest payable at a rate of 10% per annum. Accrued interest is payable in cash by the Company upon repayment of the note at the maturity date. All parties have agreed to an extension of the term of these notes. See Note 9 — Subsequent Events for additional information. On September 24, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principal balance equal to 3% per calendar month through March 24, 2010.
Note 6 — Stockholders’ Equity
          During the three months ended September 30, 2009, the Company issued common stock and warrants in a private offering, resulting in gross proceeds to the Company of approximately $904,000. The Company sold an aggregate of 2,583,668 shares of common stock and warrants to purchase 516,724 shares of common stock to participants in the offering. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.50 per share.
          Payments in equity instruments for goods or services are accounted under the guidance of share based payments, which require use of the fair value method. For the three months ended September 30, 2009 and 2008, stock based compensation of $802,248 and $126,022, respectively, was reflected as an increase to additional paid in capital. Of the $802,248 stock based compensation for the three months ended September 30, 2009, $438,867 was employee related and $363,381 was non-employee related. Of the $126,022 stock based compensation for the three months ended September 30, 2008, $88,000 was employee related and $38,022 was non-employee related.
          Compensation based warrants for the purchase of 280,000 shares of the Company’s common stock were granted to consultants for services rendered during the three month period ended September 30, 2008. The value of these warrants was estimated at $49,235, and was expensed over the service period. No compensation based warrants were granted during the three month period ended September 30, 2009.
          The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2009, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

Note 7 — Common Stock and Warrant Offerings
          In March and April of 2009 we issued and sold to accredited investors an aggregate of 17,500,000 shares of common stock and warrants to purchase the same number of shares of common stock. The offering occurred in three closings:
•	March 16, 2009: The issuance of 3,925,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 3,925,000 shares of our common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $785,000. Total cash fees for this offering were $78,500.

•	March 26, 2009: The issuance of 9,115,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 9,115,000 shares of our common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $1,823,000. Total cash fees for this offering were $182,300.

•	April 6, 2009: The issuance of 4,460,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 4,460,000 shares of our common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $892,000. Total cash fees for this offering were $39,200.
          The investors in these offerings also received anti-dilution protection which provides that if, on or before March 6, 2011, the Company issues shares of common stock or certain securities giving rights to purchase common stock at a price below $0.20, then such investors will be issued for no additional consideration a number of additional shares of common stock as is calculated based on a broad-based weighted average anti-dilution formula; provided, that in the case of an issuance for a price below $0.10 per share, the Company shall only be required to issue to such investors shares of common stock as if such additional shares were issued or sold at $0.10 per share.
          The Company has the option to redeem the warrants at its option at a redemption price of $0.01 per share provided that (i) the market price of the Company’s common stock has equaled or exceeded 200% of the exercise price for any 20 consecutive trading days and (ii) the average trading volume exceeds 100,000 shares per day.
          The overall accounting for the warrants required consideration regarding the classification of the investor and placement agent warrants. In evaluating the warrants, there were no explicit conditions that required net cash settlement and the contract permitted us to settle in unregistered shares. At inception, the warrants met all the requirements for equity classification. The proceeds were allocated to the common stock and warrants based on their relative fair values.
          The following table illustrates how the proceeds from the offerings were allocated on the relevant closing date:

	March 16, 2009	March 26, 2009	April 6, 2009
Classification	Allocation	Allocation	Allocation
Common stock	$479,536	$1,228,291	$—
Paid-in Capital (Warrants)	305,464	594,709	3,510,466
Day-one derivative loss	—	—	(2,605,466)

Allocation	$785,000	$1,823,000	$905,000

          In connection with this offering, placement agents received warrants to purchase shares of our common stock. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.50 per share. We determined that these placement agent warrants met the conditions for equity classification. The following is a table of the placement agent warrants issued and their fair value on the date of issuance:

	Common shares
	indexed to
	the placement
	agent warrants	Fair value
March 16, 2009	392,500	$100,009
March 26, 2009	911,500	378,819
April 6, 2009	196,000	154,272

Total	1,500,000	$633,100

          The placement agent warrants were valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using the following assumptions:
Significant assumptions (or ranges):

	March 16, 2009	March 26, 2009	April 6, 2009
Trading market values (1)	$0.50	$0.50	$0.50
Term (years) (3)	3.00	3.00	3.00
Volatility (1)	151%	151%	151%
Risk-free rate (2)	1.39%	1.39%	1.37%
Dividends	—	—	—
          On March 30, 2009, we entered into an Amended Unit Subscription Agreement which included liquidating damages in the event we do not file our current reports under the Securities and Exchange Act of 1934. This provision resulted in the investor warrants no longer meeting the applicable requirements for equity classification. As such, warrants issued pursuant to the offering valued at $7,652,023, were reclassified to liabilities. The placement agent warrants continued to achieve equity classification.
          We estimated the fair value of the warrants on the date they required reclassification as a liability and each subsequent reporting period, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.
          The following table reflects the fair values of these derivative financial instruments:

	September 30, 2009	June 30, 2009
Common stock and warrant offering:
March 16, 2009 offering (warrants)	$922,768	$1,909,513
March 26, 2009 offering (warrants)	2,152,052	4,446,297
April 6, 2009 offering (warrants)	1,060,142	2,073,900

	$4,134,962	$8,429,710

Significant assumptions (or ranges):
Trading market values (1)	$0.38	$0.67
Term (years) (3)	2.5	2.7
Volatility (1)	153%	154%
Risk-free rate (2)	0.95-1.45%	1.64%
Dividends	—	—

          Under the fair value hierarchy, the fair value of these warrants was determined to be classified as level 3. Total cash fees for this offering were $260,800.
          On August 5, 2009 we entered into a Common Stock and Warrant Offering Agreement which involved the issuance of 2,583,668 shares of common stock of the Company at a purchase price of $0.35 per share and the issuance of warrants exercisable for 516,724 shares of our common stock. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.50 per share. Total proceeds from this transaction were $904,287. Total cash fees for this offering were $46,013.
          In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. In evaluating these warrants, there were no explicit conditions that required net cash settlement and the contract permitted us to settle in unregistered shares and the warrants met all the requirements for equity classification. The proceeds were allocated to the common stock and warrants based on their relative fair values.
          The following table illustrates how the proceeds from the offerings were allocated on the date of closing:

August 5, 2009
Classification	Allocation
Common stock	$682,715
Paid-in Capital (Warrants)	221,572

Proceeds	$904,287

          In connection with this offering, placement agents received warrants to purchase shares of our common stock. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.50 per share. We determined that placement agent warrants met the conditions for equity classification. The following is a table of the placement agent warrants issued and their fair value on the date of issuance which was recorded in stockholder’s equity:

	Common shares
	indexed to the
	placement
	agent warrants	Fair value
August 5, 2009	276,473	$121,535
          The placement agent warrants and the investor warrants were valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using the following assumptions:
Significant assumptions (or ranges):

August 5, 2009
Trading market values (1)	$0.60
Term (years) (3)	3.00
Volatility (1)	151%
Risk-free rate (2)	1.78%
Dividends	—

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
Note 9 — Subsequent Event
          Two bridge loans in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors and related parties of the Company, have been extended two months beyond the initial term to December 15, 2009. All other terms of the notes remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward- looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended June 30, 2009 and the risk factors discussed therein.
Overview
          This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation (the “Company”, “Lifevantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). The Company experienced a significant change in fair value of its derivative warrant liability of approximately $4,295,000 which was recorded as other income during the three month period ended September 30, 2009. Absent the effect of the change in fair value of the derivative warrant liability, the Company would have reported a loss.
          We are a publicly traded dietary supplement company which markets and sells its products through the network marketing or multi-level marketing industry and seeks to enhance life through anti-aging and wellness products while creating business opportunities for all people. We offer products in two principal categories: dietary supplements that combat oxidative stress and anti-aging skincare. Currently, we manufacture, market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement, and our Lifevantage TrueScience™ Anti-Aging Cream. We primarily sell our products in the United States, and have recently begun sales into Mexico, through a network of independent distributors, preferred customers and direct customers. We also currently sell Protandim® through our direct to consumer sales channel and to one retail store, GNC.
          Our revenue significantly depends upon the number and productivity of our independent distributors. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, this can have a negative impact on our revenue and harm our business.
          Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we cannot offer any assurance that we will be successful in this endeavor.
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
          Our expenses have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®.
          We have taken steps that have caused us to incur significant costs which we believe will help increase sales, including the launch of our network marketing sales channel announced in October 2008. We believe that sales of our main product, Protandim®, are well-suited for and will benefit from the network marketing sales channel based upon numerous scientific studies behind Protandim® which are best communicated in a face to face environment.
          Net revenue from Protandim® sales totaled approximately $1,858,000 for the three months ended September 30, 2009 and approximately $1,274,000 for the three months ended September 30, 2008. During the three months ended September 30, 2008, the Company recognized all deferred revenue and expenses from GNC and Vitamin Cottage (retail customers at the time which had unlimited right of return requirements), because the Company determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements. Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, sales for the three months ended September 30, 2008 were approximately $763,000.
Recent Developments
August 2009 Private Placement
          The Company issued common stock and warrants in a private placement offering with aggregate gross proceeds to the Company of approximately $904,000. The Company sold an aggregate of 2,583,668 shares of common stock at a purchase price of $0.35 per share and issued warrants exercisable for 516,724 shares of common stock. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three year exercise period.
          Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors and related parties of the Company. The terms of the notes are for one month with interest payable at a rate of 10% per annum. Accrued interest is payable in cash by the Company upon repayment of the note at the maturity date. All parties have agreed to an extension of the term of these two bridge loans through December 15, 2009.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          Sales We generated net sales from the sale of our products approximating $1,858,000 during the three months ended September 30, 2009, and generated net sales of approximately $763,000 and recognized approximately $511,000 of previously deferred revenue, or a total of approximately $1,274,000, during the three months ended September 30, 2008. Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, sales for the three months ended September 30, 2008 were approximately $763,000.

          The increase in revenue is due to sales through the network marketing or multi-level marketing sales channel. During the three month period ended September 30, 2009, most of our marketing effort was directed toward building this channel.
          Gross Margin Our gross profit percentage for the three month periods ended September 30, 2009 and 2008 was 83% and 82%, respectively. The higher gross margin in 2009 was primarily due to efficiencies and cost reductions obtained through our contract manufacturer.
          Operating Expenses Total operating expenses for the three months ended September 30, 2009 were approximately $4,554,000 as compared to operating expenses of approximately $1,092,000 for the three months ended September 30, 2008. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased due to additional personnel related costs related to the additional staffing requirements for the Company’s network marketing sales channel strategy, commissions for distributors, and higher accrued legal expenses.
          Sales and Marketing Expenses Sales and marketing expense increased from approximately $485,000 in the three months ended September 30, 2008 to approximately $2,012,000 in the three months ended September 30, 2009. This increase was due to additional sales and marketing personnel, commissions paid to distributors, website redevelopment and consulting fees.
          General and Administrative Expenses Our general and administrative expense increased from approximately $514,000 in the three months ended September 30, 2008 to approximately $2,381,000 in the three months ended September 30, 2009. The increase is primarily due to higher compensation expense for additional personnel related to the rollout of our network marketing sales channel and higher accrued legal expenses during the three months ended September 30, 2009.
          Research and Development Our research and development expenses increased from $53,000 in the three months ended September 30, 2008 to approximately $107,000 in the three months ended September 30, 2009 as a result of an increase in fees paid to scientific advisory board members related to the science behind and benefits of Protandim®.
          Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $40,000 during the three months ended September 30, 2008 to approximately $53,000 in the three months ended September 30, 2009.
          Net Other Income and Expense We recognized net other income of approximately $4,159,000 during the three months ended September 30, 2009 as compared to net other expense of approximately $78,000 during the three months ended September 30, 2008. This increase is primarily the result of the change in fair value of the derivative warrant liability during the three months ended September 30, 2009 of approximately $4,295,000.
          Net Income/Loss The Company’s net income was approximately $1,150,000 for the three month period ended September 30, 2009 compared to a net loss of approximately $131,000 for the three month period ended September 30, 2008, primarily as a result of the change in fair value of the Company’s derivative warrant liability of approximately $4,295,000. Absent the effect of the change in fair value of the derivative warrant liability, the Company would have incurred a net loss of approximately $3,144,000.

Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the cost of additional personnel required for the rollout of our network marketing sales channel strategy including the compensation plan to distributors, the manufacture and sale of our products and to pay our general and administrative expenses. The Company’s recent hiring of additional personnel for its network marketing sales channel has resulted in substantial additional costs and expenses. In order to meet these increased expense requirements, the Company’s sales must continue to increase or the Company must raise sufficient amounts of additional capital, and there is no guarantee that either of these events will occur. To reduce cash outflow related to increased expenses, the Company has reviewed job functions and eliminated redundant positions.
          Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 and 2009 private placements. As of September 30, 2009, our available liquidity was approximately $605,000, including available cash, cash equivalents and marketable securities. This represented a decrease of approximately $4,000 from the approximately $609,000 in cash, cash equivalents and marketable securities as of June 30, 2009. During the three months ended September 30, 2009, our net cash used by operating activities was approximately $1,659,000 as compared to net cash used by operating activities of approximately $244,000 during the three months ended September 30, 2008. The Company’s cash used by operating activities during the three month period ended September 30, 2009 increased primarily as a result of increased expenditures as previously discussed.
          During the three months ended September 30, 2009, our net cash provided by investing activities was approximately $37,000, due to the redemption of marketable securities. During the three months ended September 30, 2008, our net cash provided by investing activities was approximately $48,000, primarily due to the redemption of marketable securities.
          Cash provided by financing activities during the three months ended September 30, 2009 was approximately $1,617,000, compared to approximately $154,000 during the three months ended September 30, 2008. Cash provided from financing activities during the three month period ended September 30, 2009 was due to proceeds from the August 2009 private placement of approximately $904,000 and notes from two directors and one shareholder totaling $700,000. Cash provided from financing activities during the three months ended September 30, 2008 was due to proceeds from the revolving line of credit.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes ARPS of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
          Based upon an agreement to expand the Company’s line of credit to approximately 80%, which the Company’s marketable securities serve as collateral, management has classified 80% or $480,000 of the Company’s marketable securities as short term. The remaining 20% or $120,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term. However, future economic events could change the portion of these classified as long term.
          At September 30, 2009, we had negative working capital (current assets minus current liabilities) of approximately $2,375,000, compared to negative working capital of approximately $748,000 at June 30, 2009. The decrease in working capital was primarily due to the rollout of our network marketing sales channel and accrued legal expenses related to the complaint filed against the Company by Zrii, LLC, offset by the capital raised in August 2009.

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
          Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand will be sufficient to allow us to continue operations at current levels through December 31, 2009. We will need to raise additional capital to continue operations at current levels beyond that date. A shortfall from projected sales levels would also have a material adverse effect on our ability to continue operations at current levels. We are actively seeking to raise additional capital through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we are unable to raise additional financing in a timely manner, we would be forced to liquidate some or all of our assets, and/or to suspend or curtail certain or cease all of our operations.
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
          We offer a 30-day, money back unconditional guarantee to all direct customers. As of September 30, 2009, our September 2009 direct and network marketing sales shipments of approximately $658,000 were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they have previously purchased up to twelve months prior, subject to certain consumption limitations.

          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $62,300 on September 30, 2009, compared with approximately $68,500 on June 30, 2009. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of September 30, 2009 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber.
          Revenue Recognition We ship the majority of our product directly to the consumer through the direct to consumer and network marketing sales channels via United Parcel Service, (“UPS”), and receive substantially all payment for these shipments in the form of credit card charges. We recognize revenue from direct product sales to customers upon passage of title and risk of loss to customers when product ships from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.
          For retail customers, the Company analyzed its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return existed beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns. As of September 30, 2009, the Company had one retail distributor.
          The Company recognized approximately $511,000 of previously deferred retail revenue and its related costs during the three month period ended September 30, 2008, as it had sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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
          Stock-Based Compensation We use the fair value approach to account for stock-based compensation in accordance with the modified version of prospective application.
          Research and Development Costs We have expensed all of our payments related to research and development activities.
Recently Issued Accounting Standards
          We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
          The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluated by the Company’s management to allow management to make timely decisions regarding required disclosure.
          Members of the Company’s management, including its Chief Executive Officer, David Brown, and Chief Financial Officer, Carrie E. Carlander, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Brown and Ms. Carlander concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial reporting
          There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the addition of new employees for the entry and rollout of the Company’s network marketing sales strategy, internal controls are being analyzed and modified where necessary to maintain the effectiveness of our internal control over financial reporting.

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
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A—Risk Factors” in our Annual report on Form 10-K for the fiscal year ended June 30, 2009. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the fiscal year ended June 30, 2009, other than as set out below reflecting our recent entry on the network marketing or multi-level marketing sales channel.

Deteriorating economic conditions globally, including the current financial crisis and declining consumer confidence and spending could harm our business.
          Global economic conditions have deteriorated significantly over the past several years. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.
Our recently initiated network marketing sales channel may not be successful.
          We have recently initiated a network marketing sales channel through which independent distributors will enter into agreements with us to sell Protandim® and other products that we may introduce in the market. In order to implement our new sales channel, we have recently hired approximately 50 additional personnel and enrolled several thousand independent distributors to date. Our recent additions of personnel and independent distributors will result in substantial additional costs and expenses. In order to meet these increased expense requirements, we must substantially increase sales of our product or we must raise significant amounts of additional capital, which we may be unable to accomplish. If our revenue does not increase correspondingly with these increased costs and expenses, we will be unable to meet the cost requirements of our network marketing sales channel. In addition, there is no guarantee that our independent distributors’ efforts to sell Protandim® or other products will be successful. Should some of the risks related to the Company’s network marketing distribution channel materialize, we have the option of changing the sales channel and continuing the business.
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
          Because we compete with other network marketing companies in attracting independent distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing independent distributors or to hire new independent distributors on a sustained basis. There can be no assurance that our initiatives will continue to generate excitement among our independent distributors in the long-term or that planned initiatives will be successful in maintaining independent distributor activity and productivity or in motivating independent distributor leaders to remain engaged in business building and developing new independent distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our independent distributors, particularly any changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our independent distributor leaders focus their efforts on the new product or initiative.
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
          Approximately 30 of our independent distributors occupy the highest distributor levels under our compensation plan. These independent distributors, together with their extensive networks of downline distributors, currently account for substantially all of our sales through our network marketing sales channel. As a result, the loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact the growth of our network marketing sales channel.
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
          Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand will be sufficient to allow us to continue operations at current levels through December 31, 2009. We will need to raise additional capital to continue operations at current levels beyond that date. A shortfall from projected sales levels would also have a material adverse effect on our ability to continue operations at current levels. We are actively seeking to raise additional capital through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we are unable to raise additional financing in a timely manner, we would be forced to liquidate some or all of our assets, and/or to suspend or curtail certain or cease all of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended September 30, 2009, the Company sold 2,583,668 unregistered shares of common stock at a price of $0.35 per share. In connection with that issuance, the Company also issued warrants exercisable for 516,724 shares of its common stock. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three-year exercise period. The issuances described above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and/or Rule 506 promulgated thereunder. The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION
Date: November 12, 2009	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	/s/ Carrie E. Carlander
Carrie E. Carlander
Chief Financial Officer (Principal Financial Officer)