Form 10-Q/A
period 2009-09-30
Lifevantage Corp
filed 2010-02-16
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

LIFEVANTAGE CORPORATION

EXPLANATORY NOTE
          Lifevantage Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”), to include restated financial statements as described in Note 1 to the condensed consolidated financial statements to account for the revaluation of the Company’s derivative securities to be consistent with accounting guidance that was effective July 1, 2009, due to the price-based anti-dilution features in certain of the Company’s outstanding convertible notes which provide that the conversion prices of such notes can be adjusted based on subsequent issuances by the Company having lower exercise or issuance prices.
          The revisions relate to non-operating and non-cash items for the quarterly period ended September 30, 2009. The accounting guidance, which was effective July 1, 2009, did not impact the Company’s financial statements for periods ending June 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the quarterly period ended September 30, 2009.
          The items of the Original Filing which are amended and restated by this Form 10-Q/A as a result of the foregoing are:
•	Part I — Item 1 — Financial Statements and Notes 1, 3 and 5 to the Condensed Consolidated Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4T — Controls and Procedures

•	Part II — Item 6 — Exhibits
          For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009
	(Restated)	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	$605,261	$608,795
Restricted cash	—	259,937
Marketable securities, available for sale	480,000	520,000
Accounts receivable, net	61,352	648,116
Equity raise receivable	—	119,750
Inventory	748,649	740,014
Deposits	101,762	16,482
Prepaid expenses	27,447	72,738

Total current assets	2,024,471	2,985,832

Long-term assets
Marketable securities, available for sale	120,000	130,000
Property and equipment, net	250,899	274,741
Intangible assets, net	2,158,729	2,175,281
Deferred debt offering costs, net	66,474	83,023
Deposits	58,613	66,795

TOTAL ASSETS	$4,679,186	$5,715,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revolving line of credit and accrued interest	$580,432	$581,444
Accounts payable	1,872,237	2,029,290
Accrued expenses	840,269	822,024
Escrow for equity offering	—	259,937
Short-term notes payable — related party	703,822	—
Short-term convertible debt, net of discount	326,040	—
Short-term derivative liabilities	1,102,197	—
Capital lease obligations, current portion	26,345	41,490

Total current liabilities	5,451,342	3,734,185

Long-term liabilities
Deferred rent	23,677	23,677
Long-term derivative liabilities	4,567,030	8,429,710
Long-term convertible debt, net of discount	69,120	382,194

Total liabilities	10,111,169	12,569,766

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $.001, 250,000,000 shares authorized; 56,804,520 and 53,968,628 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	56,805	53,969
Additional paid-in capital	18,693,654	16,964,927
Accumulated deficit	(22,722,681)	(23,872,990)
Cumulative effect of change in accounting principle	(1,461,528)	—
Currency translation adjustment	1,767	—

Total stockholders’ deficit	(5,431,983)	(6,854,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,679,186	$5,715,672

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2009
	(Restated)	2008

Sales, net	$1,857,997	$1,273,502
Cost of sales	312,974	235,539

Gross profit	1,545,023	1,037,963

Operating expenses:
Sales and marketing	2,012,166	484,804
General and administrative	2,381,156	513,995
Research and development	106,892	52,555
Depreciation and amortization	53,298	40,182

Total operating expenses	4,553,512	1,091,536

Operating loss	(3,008,489)	(53,573)

Other income and (expense):
Interest expense	(153,701)	(77,562)
Change in fair value of derivative liabilities	6,027,736	—

Total other income/(expense)	5,874,035	(77,562)

Net income/(loss)	$2,865,546	$(131,135)

Net income/(loss) per share, basic and diluted	$0.05	$(0.01)

Weighted average shares, basic	55,634,601	24,766,117

Weighted average shares, diluted	61,841,866	24,766,117
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2009
	(Restated)	2008

Cash Flows from Operating Activities:
Net income (loss)	$2,865,546	$(131,135)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	53,298	40,181
Stock based compensation to employees	438,867	88,000
Stock based compensation to non-employees	363,381	38,022
Non-cash interest expense from convertible debentures	103,453	36,551
Non-cash interest expense from amortization of deferred offering costs	16,549	21,537
Consulting fees paid in equity	24,900	—
Change in fair value of derivative liabilities	(6,027,736)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	706,514	13,618
(Increase) in inventory	(8,635)	(16,727)
Decrease in deposit from manufacturer	—	20,330
Decrease in prepaid expenses	45,291	111,506
(Increase) in deposits	(77,098)	(13,088)
(Decrease) in accounts payable	(157,053)	(878)
Increase in accrued expenses	18,245	(12,841)
(Decrease) in deferred revenue	—	(510,765)
Decrease in deferred expenses	—	72,049

Net Cash Used by Operating Activities	(1,634,478)	(243,640)

Cash Flows from Investing Activities:
Redemption of marketable securities	50,000	50,000
Purchase of intangible assets	(12,904)	(1,896)
Purchase of equipment	—	—

Net Cash Provided by Investing Activities	37,096	48,104

Cash Flows from Financing Activities:
Net payments on/proceeds from revolving line of credit and accrued interest	(1,012)	154,777
Principal payments under capital lease obligation	(15,145)	(631)
Issuance of common stock	904,416	—
Proceeds from note payable	703,822	—

Net Cash Provided by Financing Activities	1,592,081	154,146

Foreign Currency Effect on Cash	1,767	—

Decrease in Cash and Cash Equivalents:	(3,534)	(41,390)
Cash and Cash Equivalents — beginning of period	608,795	196,883

Cash and Cash Equivalents — end of period	$605,261	$155,493

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees	$121,535	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$23,409	$27,191
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED, RESTATED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2009 included in our annual report on Form 10-K.
Note 1 — Restatement
     During January 2010, the Company discovered material errors associated with the financial statements issued for the period July 1, 2009 to September 30, 2009.
     The Company identified conversion features embedded within the convertible notes, which were issued in September and October 2007. These notes contain ratchet provisions whereby the conversion price can be adjusted based on subsequent issuances having lower exercise or issuance prices. Accounting guidance that was effective July 1, 2009 applies to these types of conversion adjustments. Under this guidance the Company determined that the embedded conversion features are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivatives”). The Embedded Derivatives require bifurcation and separate accounting. The Company originally recorded a beneficial conversion feature related to these conversion features. In order to correct the accounting, the Company reclassified the amount originally recorded as a beneficial conversion feature from equity to a derivative liability and the difference between this amount and the fair value of the embedded derivatives at the original issuance dates were recorded as cumulative effect adjustments to beginning stockholders deficit. At each balance sheet date, the Company adjusts the embedded derivatives to fair value.
     The Company adjusted previously issued consolidated financial statements for the three months ended September 30, 2009 to record the embedded derivatives as follows:

	As Previously
	Reported	Adjustment	As Restated

Short-term derivative liabilities	$—	$1,102,197	$1,102,197

Long-term derivative liabilities	$4,134,962	$432,068	$4,567,030
Short-term convertible debt, net of discount	$376,236	$(50,196)	$326,040
Long-term convertible debt, net of discount	$91,661	$(22,541)	$69,120
Cumulative effect of change in accounting principle	$—	$(1,461,528)	$(1,461,528)
Total stockholders’ deficit	$(3,970,455)	$(1,461,528)	$(5,431,983)
Change in fair value of derivative liabilities	$4,294,748	$1,732,988	$6,027,736
Interest expense	$(135,950)	$(17,751)	$(153,701)
Net income	$1,150,309	$1,715,237	$2,865,546
Net income per share — Basic	$0.02	$0.03	$0.05
Net income per share — Diluted	$0.02	$0.03	$0.05

Note 2 — Organization and Basis of Presentation:
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
Note 3 — Summary of Significant Accounting Policies:
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
Fair Value Measurements- (Restated)
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our common stock, warrant financing arrangements and certain share-based payment arrangements. See Note 5 - Convertible Debentures (Restated) for disclosures about convertible debt and Note 8 — Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangements . The fair value hierarchy is defined below:
     Fair value hierarchy:
(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs.
     The summary of fair values of financial instruments measured at fair value on a recurring basis is as follows at September 30, 2009:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology

Short-term marketable securities	$480,000	$480,000	2	Market prices
Long-term marketable securities	$120,000	$120,000	2	Market prices
Short-term derivative liabilities	$1,102,197	$1,102,197	3	Black-Scholes or Lattice models
Long-term derivative liabilities	$4,567,030	$4,567,030	3	Black-Scholes or Lattice models

     The summary of fair values of financial instruments measured at fair value on a recurring basis is as follows at June 30, 2009:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology

Short-term marketable securities	$520,000	$520,000	2	Market prices
Long-term marketable securities	$130,000	$130,000	2	Market prices
Derivative warrant liabilities	$8,429,710	$8,429,710	3	Black-Scholes
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2009 and the year ended June 30, 2009:

	September 30, 2009	June 30,2009
Beginning balance short-term derivative liabilities	$—	$—
Total (gains) losses	628,708	—
Purchases, sales, issuances and settlements, net	473,489	—

Ending balance short-term derivative liabilities	$1,102,197	$—

	September 30, 2009	June 30,2009
Beginning balance long-term derivative liabilities	$8,429,710	$—
Total (gains) losses	(6,656,444)	777,687
Purchases, sales, issuances and settlements, net	2,793,764	7,652,023

Ending balance long-term derivative liabilities	$4,567.030	$8,429,710

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
Derivative Financial Instruments- (Restated)
     We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as freestanding warrants and embedded conversion features on convertible debt agreements that are not afforded equity classification. These instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.
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
     We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For embedded conversion features we generally use a lattice model technique as it contains all of the requisite assumptions to value these features. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in changes to these estimates and assumptions.

     The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended September 30, 2009:

Three months ended
September 30, 2009

Investor warrants issued March 16, 2009	$986,745
Investor warrants issued March 26, 2009	2,294,245
Investor warrants issued April 6, 2009	1,013,758
Embedded derivative related to 2007 debentures	1,732,988

Total change in fair value of derivative liability	$6,027,736

     There were no derivative financial instruments outstanding and no changes to fair value of derivative liability for the three month period ended September 30, 2008.
     Our derivative liabilities are significant to our financial statements for the three month period ended September 30, 2009. The magnitude of derivative income (expense) reflects the following:
•	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.67 on June 30, 2009 to $0.38 on September 30, 2009. The lower stock price had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with a credit to derivative income.

•	In accordance with accounting guidance effective July 1, 2009 we re-evaluated the anti-dilution provisions associated with convertible debentures we issued in 2007 and determined that we were required to book an embedded derivative liability related to the debt. Refer to Note 1- Restatement.
     The following table summarizes the number of common shares indexed to the derivative financial instruments classified as liabilities as of June 30, 2009 and September 30, 2009:

Warrants issued March 16, 2009	3,925,000
Warrants issued March 26, 2009	9,115,000
Warrants issued April 6, 2009	4,460,000

Total warrants issued for the purchase of common stock	17,500,000

Convertible Debt Instruments —(Restated)
     We issued convertible debt in September and October 2007. We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion options, that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. To value the embedded conversion feature we use a lattice model.
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
     As a result of accounting guidance effective July 1, 2009, we re-evaluated the anti-dilution provisions associated with the convertible debt issued in September and October 2007 and as a result we recorded a derivative liability as of September 30, 2009. This liability was recorded as a cumulative effect accounting adjustment to retained earnings as of July 1, 2009 and the liability was recorded at fair market value at July 1, 2009 and September 30, 2009. See Note 1 — Restatement.
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
Note 4 —Accounting for Intellectual Property
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
Note 5 — Convertible Debentures- (Restated)
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
     The Company identified conversion features embedded within the convertible notes, which were issued in September and October 2007. These notes contain ratchet provisions whereby the conversion price can be adjusted based on subsequent issuances having lower exercise or issuance prices. Accounting guidance that was effective July 1, 2009 applies to these types of conversion adjustments. Under this guidance the Company determined that the embedded conversion features are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivatives”). The Embedded Derivatives require bifurcation and separate accounting. The Company originally recorded a beneficial conversion feature related to these conversion features. In order to correct the accounting, the Company reclassified the amount originally recorded as a beneficial conversion feature from equity to a derivative liability and the difference between this amount and the fair value of the embedded derivatives at the original issuance dates were recorded as cumulative effect adjustments to beginning stockholders deficit. At each balance sheet date, the Company adjusts the embedded derivatives to fair value.
     In addition, the Company has reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the convertible debentures, including the holder’s right to demand redemption in certain circumstances, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. The Company has reviewed these embedded derivative instruments to determine whether they should be separated from the convertible debentures. However, at this time, the Company has determined that the value of these derivative instrument liabilities is not material.

     Upon subsequent evaluation the Company allocated the proceeds received in the private placement to the embedded conversion derivative liability based on the fair market value at the issuance date and the relative fair value of the warrants to purchase common stock. As a result, the Company allocated $661,629 to the derivative liability. The impact of this allocation and the subsequent fair market valuation of the derivative liability at July 1, 2009 were treated as cumulative effect adjustment to accumulated deficit.
     The following table reflects the fair values of the embedded conversion features at the date of issuance calculated using a lattice model:

	Common shares
	issuable upon
	conversion	Fair value
September 26, 2007	4,025,000	$473,489
October 31, 2007	1,550,000	188,140

Total	5,575,000	$661,629

Significant assumptions :

	September 26, 2007	October 31, 2007
Trading market values	$0.22	$0.23
Term (years)	3.00	3.00
Volatility	74%	74%
Risk-free rate	4.07%	3.94%
Dividends	—	—
Estimated probability of issuing a down round	0.0%	0.0%
Note 6 — Line of Credit and Notes Payable
     The Company established a line of credit to borrow against its marketable securities and any cash received from redemption of its marketable securities. Under an agreement to extend the line of credit from 50% to 80% of the face value of its marketable securities, as of September 30, 2009,the Company can borrow up to $580,000. The line is collateralized by the Company’s marketable securities. The interest rate charged through September 30, 2009, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of September 30, 2009. As of September 30, 2009, the Company has borrowed approximately $580,000 including accrued interest from the line.
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

Note 7 — Stockholders’ Equity
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
Note 8 —Common Stock and Warrant Offerings
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
Note 9 — Contingencies and Litigation
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
Note 10 — Subsequent Event
     Two bridge loans in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors and related parties of the Company, have been extended one month beyond the initial term to December 15, 2009. All other terms of the notes remain the same.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended June 30, 2009 and the risk factors discussed therein.

Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation (the “Company”, “Lifevantage”, or “we”, “us” or “our”) and its wholly-owned subsidiary, Lifeline Nutraceuticals Corporation (“LNC”). The Company experienced a significant change in fair value of its derivative liabilities of approximately $6,028,000 which was recorded as other income during the three month period ended September 30, 2009. Absent the effect of the change in fair value of the derivative warrant liability, the Company would have reported a loss.
     We are a publicly traded dietary supplement company which markets and sells its products through the network marketing or multi-level marketing industry and seeks to enhance life through anti-aging and wellness products while creating business opportunities for all people. We offer products backed by facts and by science in two principal categories: dietary supplements that combat oxidative stress and anti-aging skincare. Currently, we manufacture, market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement, and our Lifevantage TrueScience™ Anti-Aging Cream. We primarily sell our products in the United States, and have recently begun sales into Mexico, through a network of independent distributors, preferred customers and direct customers. We also currently sell Protandim® through our direct to consumer sales channel and to one retail store, GNC.
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

     Net revenue from Protandim® sales totaled approximately $1,858,000 for the three months ended September 30, 2009 and approximately $1,274,000 for the three months ended September 30, 2008. During the three months ended September 30, 2008, the Company has recognized all deferred revenue and expenses from GNC and Vitamin Cottage (retail customers at the time which had unlimited right of return requirements), as the Company has determined it has sufficient history to reasonably estimate returns and meets the retail sales recognition requirements. Excluding the recognition of prior period deferred revenue of approximately $511,000 from GNC and Vitamin Cottage, sales for the three months ended September 30, 2008 were approximately $763,000.
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
     Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors and related parties of the Company. The terms of the notes are for one month with interest payable at a rate of 10% per annum. Accrued interest is payable in cash by the Company upon repayment of the note at the maturity date. All parties have agreed to an extension of the term of these two bridge loans.
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
     Net Other Income and Expense
     During January 2010, the Company discovered material errors associated with the financial statements issued for the period July 1, 2009 to September 30, 2009. The Company identified conversion features embedded within the convertible notes which were issued in September and October 2007. These notes contain ratchet provisions related to conversion that require the Company to apply fair value accounting. The Company determined that the embedded conversion features (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, are embedded derivative financial liabilities (the “Embedded Derivative”). The Embedded Derivative which requires bifurcation and separate accounting. At issuance, the Company recorded the embedded conversion features at fair value as a derivative liability. Upon recording this liability the beneficial conversion feature previously recorded in equity became a liability and the cumulative effect of this change was recorded in other equity. At each balance sheet date, the Company marks the derivative to market value. As a result of this restatement the change in fair value of derivative liabilities which was recorded as other income and was originally recorded as approximately $4,295,000 is now recorded as approximately $6,028,000 a difference of approximately $1,733,000.
     We recognized net other income as restated of approximately $5,874,000 during the three months ended September 30, 2009 as compared to net other expense of approximately $78,000 during the three months ended September 30, 2008. This increase is primarily the result of the change in fair value of derivative liabilities during the three months ended September 30, 2009 of approximately $6,028,000 as restated.
     Net Income/Loss The Company’s net income was approximately $2,866,000 for the three month period ended September 30, 2009 compared to a net loss of approximately $131,000 for the three month period ended September 30, 2008, primarily as a result of the change in fair value of the Company’s derivative warrant liability of approximately $6,028,000. Absent the effect of the change in fair value of the derivative warrant liability, the Company would have incurred a net loss of approximately $3,162,000.

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
     Our primary sources of liquidity are cash flow from the sales of our product and funds raised from our 2007 and 2009 private placements. As of September 30, 2009, our available liquidity was approximately $605,000, including available cash, cash equivalents and marketable securities. This represented a decrease of approximately $4,000 from the approximately $609,000 in cash, cash equivalents and marketable securities as of June 30, 2009. During the three months ended September 30, 2009, our net cash used by operating activities was approximately $1,634,000 as compared to net cash used by operating activities of approximately $244,000 during the three months ended September 30, 2008. The Company’s cash used by operating activities during the three month period ended September 30, 2009 increased primarily as a result of increased expenditures as previously discussed.
     During the three months ended September 30, 2009, our net cash provided by investing activities was approximately $37,000, due to the redemption of marketable securities. During the three months ended September 30, 2008, our net cash provided by investing activities was approximately $48,000, primarily due to the redemption of marketable securities.
     Cash provided by financing activities during the three months ended September 30, 2009 was approximately $1,592,000, compared to approximately $154,000 during the three months ended September 30, 2008. Cash provided from financing activities during the three month period ended September 30, 2009 was due to proceeds from the August 2009 private placement of approximately $904,000 and notes from two directors and one shareholder totaling $700,000. Cash provided from financing activities during the three months ended September 30, 2008 was due to proceeds from the revolving line of credit.
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
     At September 30, 2009, we had negative working capital (current assets minus current liabilities) of approximately 3,427,000, compared to negative working capital of approximately $748,000 at June 30, 2009. The decrease in working capital was primarily due to the rollout of our network marketing sales channel and accrued legal expenses related to the complaint filed against the Company by Zrii, LLC, offset by the capital raised in August 2009.

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

     In January 2010 the Company discovered material errors related to the accounting for derivative instruments embedded in convertible debentures issued in 2007 which resulted in a restatement of the financial statements issued for the first quarter of fiscal 2010.
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
     In connection with the restatement described in Note 1 to the Company’s financial statements, members of the Company’s management, including its Chief Executive Officer, David Brown, and Chief Financial Officer, Carrie E. Carlander, re-evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of September 30, 2009, the end of the period covered by this report. Based upon that re-evaluation, Mr. Brown and Ms. Carlander concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.
     As a result of the Company’s disclosure controls and procedures not being effective as of September 30, 2009, the Company restated its financial statements for the quarter ended September 30, 2009 to correct errors in the application of certain recently effective accounting guidance.
     To address this matter, the Company has engaged and will continue to engage outside experts, as needed, to provide counsel and guidance in areas where the Company cannot economically maintain the required expertise internally.

     The Company may adopt additional remediation measures related to the identified control deficiency as necessary. The Company will continue to evaluate its internal control over financial reporting and its disclosure controls on an ongoing basis and to enhance them as needed.
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

LIFEVANTAGE CORPORATION
Date: February 16, 2010	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	/s/ Carrie E. Carlander
Carrie E. Carlander
Chief Financial Officer (Principal Financial Officer)