Form 10-Q
period 2009-12-31
Lifevantage Corp
filed 2010-02-16
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 9, 2010 was 57,002,412.

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

LIFEVANTAGE CORPORATION
INDEX

		PAGE
PART I.	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2009 and June 30, 2009	5
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Month Periods Ended December 31, 2009 and 2008	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Month Periods Ended September 30, 2009 and 2008	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4T.	Controls and Procedures	30

PART II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
Signatures		36
Certification pursuant to Securities Exchange Act of 1934 and Sections 302 and 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 10.1
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2009	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	$281,679	$608,795
Restricted cash	—	259,937
Marketable securities, available for sale	460,000	520,000
Accounts receivable, net	227,273	648,116
Equity raise receivable	—	119,750
Inventory	687,880	740,014
Deposits	27,178	16,482
Prepaid expenses	141,795	72,738

Total current assets	1,825,805	2,985,832

Long-term assets
Marketable securities, available for sale	115,000	130,000
Property and equipment, net	229,952	274,741
Intangible assets, net	2,096,130	2,175,281
Deferred debt offering costs, net	291,625	83,023
Deposits	34,613	66,795

TOTAL ASSETS	$4,593,125	$5,715,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities

Accounts payable	$2,004,517	$2,029,290
Accrued expenses	1,159,570	822,024
Escrow for equity offering	—	259,937
Revolving line of credit and accrued interest	435,034	581,444
Short-term notes payable — related party	756,635	—
Short-term derivative liabilities	722,715	—
Short-term convertible debt, net of discount	507,330	—
Capital lease obligations, current portion	10,707	41,490

Total current liabilities	5,596,508	3,734,185

Long-term liabilities
Deferred rent	25,434	23,677
Long-term derivative liabilities	4,155,663	8,429,710
Long-term convertible debt, net of discount	45,107	382,194

Total liabilities	9,822,712	12,569,766

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock — par value $.001, 250,000,000 shares authorized; 57,002,314 and 53,968,628 issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	57,002	53,969
Additional paid-in capital	19,582,057	16,964,927
Accumulated deficit	(23,403,341)	(23,872,990)
Cumulative effect of change in accounting principle	(1,461,528)	—
Currency translation adjustment	(3,777)	—

Total stockholders’ deficit	(5,229,587)	(6,854,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,593,125	$5,715,672

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	2009	2008	2009	2008

Sales, net	$2,455,646	$578,457	$4,313,643	$1,851,959
Cost of sales	411,824	127,546	724,798	363,085

Gross profit	2,043,822	450,911	$3,588,845	1,488,874

Operating expenses:
Sales and marketing	1,962,590	322,065	3,975,195	806,869
General and administrative	2,548,891	496,831	4,929,608	1,010,826
Research and development	118,522	65,960	225,414	118,515
Depreciation and amortization	93,475	39,246	146,773	79,428

Total operating expenses	4,723,478	924,102	9,276,990	2,015,638

Operating loss	(2,679,656)	(473,191)	(5,688,145)	(526,764)

Other income and (expense):
Interest expense	(741,790)	(92,823)	(895,490)	(170,385)
Change in fair value of derivative liabilities	2,740,783	—	8,768,519	—

Total other income/(expense)	1,998,993	(92,823)	7,873,029	(170,385)

Net income/(loss)	(680,663)	(566,014)	2,184,884	(697,149)

Net income/(loss) per share, basic	($0.01)	($0.02)	$0.04	($0.03)

Net income/(loss) per share, diluted	($0.01)	($0.02)	$0.03	($0.03)

Weighted average shares, basic	56,988,549	24,766,117	56,896,535	24,766,117
Weighted average shares, diluted	56,988,549	24,766,117	68,643,382	24,766,117
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$2,184,884	$(697,149)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	146,774	79,428
Stock based compensation to employees	929,205	150,797
Stock based compensation to non-employees	724,325	65,290
Amortization of debt discount	741,045	83,555
Non-cash interest expense from amortization of deferred offering costs	44,591	43,074
Consulting fees paid in equity		—
Change in fair value of derivative liabilities	(8,768,519)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	420,843	32,257
Decrease in inventory	52,134	28,189
Decrease in deposit from manufacturer	—	12,777
(Increase) decrease in prepaid expenses	(69,057)	107,695
Decrease in deposits and other assets	21,486	89,487
Increase (decrease) in accounts payable	(24,773)	5,215
Increase in accrued expenses	339,302	7,168
(Decrease) in deferred revenue	—	(510,765)

Net Cash Used by Operating Activities	(3,257,760)	(502,982)

Cash Flows from Investing Activities:
Redemption of marketable securities	75,000	350,000
Purchase of intangible assets	(22,834)	(8,717)
Purchase of equipment	—	(18,463)

Net Cash Provided by Investing Activities	52,166	322,820

Cash Flows from Financing Activities:
Net payments on/proceeds from revolving line of credit and accrued interest	(146,410)	83,465
Borrowings on long-term obligations	756,635	—
Issuance of convertible debt and warrants	1,377,143	—
Receivable from equity raise	119,750	—
Principal payments under capital lease obligation	(30,783)	(846)
Issuance of common stock and warrants	904,256
Exercise of options and warrants	32,378	—
Private placement fees	(130,714)

Net Cash Provided (Used) by Financing Activities	2,882,255	82,619

Foreign Currency Effect on Cash	(3,777)	—

Decrease in Cash and Cash Equivalents:	(327,116)	(97,543)
Cash and Cash Equivalents — beginning of period	608,795	196,883

Cash and Cash Equivalents — end of period	$281,679	$99,340

Non Cash Investing and Financing Activities:
Warrants issued for private placement fees	$122,508	$—
Debt converted into common stock	$30,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$46,204	$54,382
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2009 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“Lifevantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of December 31, 2009, and the results of operations for the three and six month periods ended December 31, 2009 and 2008 and the cash flows for the six month periods ended December 31, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
     Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors. The terms of the notes were for one month with interest payable at a rate of 10% per annum. Accrued interest was payable in cash by the Company upon repayment of the note at the maturity date. All parties agreed to an extension of the term of these notes, until repayment of the principle and interest, which occurred on February 4, 2010.
     On September 24, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principle balance equal to 3% per calendar month through March 24, 2010. On February 4, 2010, the accrued interest was paid and the principle was converted into convertible debentures in a private placement offering.
     On November 18, 2009, December 11, 2009 and December 31, 2009, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of two years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. The Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes. Net proceeds of $1,246,428 were distributed to the Company pursuant to the issuance of convertible debentures in the private placement offering. The Company also issued warrants to purchase shares of the Company’s common stock at $0.50 per share in the private placement offering.
     The Company anticipates raising additional capital to continue to expand the network marketing sales channel. However, there can be no assurance that any additional funds can be raised or that revenue generated from this new sales channel will result in positive cash flow.
Note 2 — Summary of Significant Accounting Policies:
Translation of Foreign Currency Statements
     The Company translates the Foreign Currency statements for the three entities established in Mexico (LifeVantage de México, S. de R.L. de C.V, Importadora LifeVantage, S. de R.L. de C.V., and Servicios Administrativos para la Importación de Productos Body & Skin, S.C.) by using the current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. For revenue, expenses, gains, and losses, an appropriately weighted average exchange rate for the period is used. For any investment in subsidiaries and retained earnings, the historical exchange rate is used.
Consolidation
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Fair Value Measurements
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our common stock and warrant financing arrangements and certain share-based payment arrangements. See Notes 4 and 7 —Convertible Debentures and Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangements. The fair value hierarchy is defined below:
     Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs.
     The summary of fair values of financial instruments is as follows at December 31, 2009:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology

Short-term marketable securities	$460,000	$460,000	2	Market price
Long-term marketable securities	$115,000	$115,000	2	Market price
Derivative warrant liabilities	$2,988,428	$2,988,428	3	Black-Scholes
Embedded conversion liability	$1,889,950	$1,889,950	3	Lattice model
     The summary of fair values of financial instruments is as follows at June 30, 2009:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology

Short-term marketable securities	$520,000	$520,000	2	Market price
Long-term marketable securities	$130,000	$130,000	2	Market price
Derivative warrant liabilities	$8,429,710	$8,429,710	3	Black-Scholes
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2009 and the year ended June 30, 2009:

	December 31,	June 30,
	2009	2009
Beginning balance: Short-term derivative financial instruments	$—	$—
Total (gains) losses	61,086	—
Purchases, sales, issuances and settlements, net	661,629	—

Ending balance	$722,715	$—

	December 31,	June 30,
	2009	2009
Beginning balance: Long-term derivative financial instruments	$8,429,710	$—
Total (gains) losses	(8,829,605)	777,687
Purchases, sales, issuances and settlements, net	4,555,558	7,652,023

Ending balance	$4,155,663	$8,429,710

Revenue Recognition
     The Company ships the majority of its products sold through the network marketing or multi-level marketing sales channel directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers and distributors is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s standard return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have previously purchased up to twelve months prior to termination, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible and the Company recognizes all such revenue. The Company has experienced overall monthly returns of approximately 3% of sales. Our direct to consumer return rate, other than network marketing or multi-level marketing sales, and our retail sales return rate is approximately 1% of sales based on historical experience and our network marketing sales channel return rate is approximately 4% of sales based upon our network marketing industry experience. As of December 31, 2009 and June 30, 2009, the Company’s reserve balance for returns and allowances was approximately $92,610 and $68,500, respectively.
     For its sales to retailers, the Company analyzed individual contracts to determine the appropriate accounting treatment for recognition of revenue on a customer by customer basis. As of December 31, 2009, the Company ceased all shipments to retailers.
Accounts Receivable
     The Company’s accounts receivable primarily consists of its receivable from its retail distributor. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company has one national retailer, GNC, as of December 31, 2009. The Company’s national retailer comprises approximately 75% of the Company’s customer accounts receivable balance as of December 31, 2009. Based on the current aging of its accounts receivable, the Company believes that it is not necessary to maintain an allowance for doubtful accounts.
     For credit card sales to independent distributors and direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Any payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. As of June 30, 2009 the Company’s credit card processor put a hold on approximately $533,000 of credit card sales due to higher sales volumes and perceived credit card risks from the Company’s change to a network marketing sales channel for distribution of its products. During the six months ended December 31, 2009 the Company changed its credit card processor and received all of the reserve deposit that had been held with the old processor. After changing to a new credit card processor the Company is now required to maintain a 3% reserve on a rolling six month basis. The reserve balance at December 31, 2009 was approximately $120,000.
     Based on the Company’s verification process for customer credit cards and historical information available, management does not believe that there is justification for an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of December 31, 2009. For direct and independent distributor sales, there is no bad debt expense for the three or six month periods ended December 31, 2009.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of December 31, 2009 and June 30, 2009, inventory consisted of:

	December 31, 2009	June 30, 2009
Finished goods	$446,519	$522,599
Raw materials	241,361	217,415

Total inventory	$687,880	$740,014

Income/(Loss) per share
     Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 48.4 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and options granted through the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for the three months ended December 31, 2009 and 2008, and the six months ended December 31, 2008 the basic and diluted average outstanding shares are the same since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation. As the Company reported net income for the six months ended December 31, 2009, earnings per share is computed using the weighted average common shares and potentially dilutive common share equivalents.
Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six month periods ended December 31, 2009 and 2008 were $225,414 and $118,515 respectively.
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
     These marketable securities which historically have been liquid have been adversely affected by the broader national liquidity crisis. During the six months ended December 31, 2009, $75,000 of the

Company’s ARPS were redeemed by the underlying fund. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the remaining ARPS at par on or prior to June 30, 2012. The schedule for repurchase of remaining ARPS by Stifel Nicolaus over the next three years is as follows:
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
     Based upon the agreement to expand the line of credit to 80%, management has access to 80% of its ARPS through borrowing in the current year. Accordingly, management classified 80% or $460,000 of the Company’s marketable securities as short term. The remaining 20% or $115,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
     As of December 31, 2009, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
Investment in marketable securities are summarized as follows as of December 31, 2009 and June 30, 2009:

	Unrealized	Estimated Fair
	(Loss)	Value
As of December 31, 2009:

Available for sale securities — current	$—	$460,000
Available for sale securities — long term	—	115,000

Total marketable securities	$—	$575,000

As of June 30, 2009:

Available for sale securities — current	$—	$520,000
Available for sale securities — long term	—	130,000

Total marketable securities	$—	$650,000

Shipping and Handling

     Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Intangible Assets
     As of December 31, 2009 and June 30, 2009, intangible assets consisted of:

	December 31,	June 30,
	2009	2009

Patent costs	$2,269,157	$2,255,696
Trademark costs	142,084	132,712
Amortization of patents & trademarks	(315,111)	(213,127)

Intangible assets, net	$2,096,130	$2,175,281

Patents
     The costs of applying for patents are capitalized and, once the patent is granted, are amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of December 31, 2009, three U.S. patents have been granted. Amortization of these patents commenced upon the date of the grant and will continue over their remaining legal lives.
Stock-Based Compensation
     Payments in equity instruments for goods or services are accounted for by the fair value method. The Company has estimated the forfeiture rate on options to be 20%.
     The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who are expected to contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.11 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. As of December 31, 2009, awards for the purchase of an aggregate of 8,833,230 shares of the Company’s common stock are outstanding.
     In certain circumstances, the Company issued common stock for invoiced services and in other similar situations to pay contractors and vendors. Payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
     Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2009 and 2008 using the Black-Scholes option pricing model. Compensation based options totaling 621,500 and 1,377,500 were granted during the three and six month periods ended December 31, 2009, respectively. No compensation based options were granted during the three and six month periods ended December 31, 2008. Warrants for the purchase of 240,000 and 520,000 shares were granted to consultants during the three and six month periods ended December 31, 2008, respectively. No warrants were granted to consultants during the three and six month periods ended December 31, 2009. The following assumptions were used for options and warrants granted during the three and six month periods ended December 31, 2009 and 2008:
1.	risk-free interest rates of between 2.01 and 3.52 percent for the three and six months ended December 31, 2009 and 2.42 percent for the three and six months ended December 31, 2008;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of the Company’s common stock of 160 and 337 percent for the three and six months ended December 31, 2009 and 204 percent for the six months ended December 31, 2008.
Derivative Financial Instruments
     We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we have entered into certain other financial instruments and contracts, such as freestanding warrants and embedded conversion features on convertible debt instruments that are not afforded equity classification. These instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.
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
     We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For embedded conversion features we generally use a lattice technique because it contains all the requisite assumptions to value these features. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in changes to these estimates and assumptions.

     The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three and six months ended December 31, 2009:

	Three months ended	Six months ended
	December 31, 2009	December 31, 2009

Investor warrants issued March 16, 2009	$431,308	$1,418,053
Investor warrants issued March 26, 2009	1,002,518	3,296,763
Investor warrants issued April 6, 2009	492,557	1,506,315
Investor warrants issued November 18, 2009	(39,754)	(39,754)
Investor warrants issued December 11, 2009	(139,172)	(139,172)
Investor warrants issued December 31, 2009	(32,249)	(32,249)
Embedded conversion derivative related to 2007 debentures	811,550	2,544,538
Embedded conversion derivative related to 2009 debentures	214,025	214,025

Total change in fair value of derivative liability	$2,740,783	$8,768,519

     There were no derivative financial instruments outstanding and no changes to fair value of derivative liability for the three and six month periods ended December 31, 2008.
     Our derivative liabilities are significant to our financial statements for the three and six month periods ended December 31, 2009. The magnitude of derivative income (expense) reflects the following:
•	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.67 on June 30, 2009 to $0.38 on September 30, 2009 and to $0.25 on December 31, 2009. The lower stock price had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with a credit to derivative income.
Convertible Debt Instruments
     We issued convertible debt in September and October 2007 and in November and December 2009. We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion options that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments . For embedded conversion derivatives we use a lattice model to value the derivative.
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
Concentration of Credit Risk
     We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At December 31, 2009, the Company had approximately $264,000 cash accounts at one financial institution, approximately $15,000 in a foreign bank for our subsidiary and approximately $3,100 in an investment management account at another financial institution.
Effect of New Accounting Pronouncements
     We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 —Accounting for Intellectual Property
     Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired. The Company assesses impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When assessing impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future undiscounted net cash flow.
Note 4 — Convertible Debentures
2007
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
     The Company determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to its own stock, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. The Company has bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. The cumulative effect of the change in accounting principle was recognized as a cumulative effect adjustment of $1,461,528 to the opening balance of stockholders’ deficit.
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

     The Company allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. Management determined that the convertible debentures contained an embedded derivative related to the anti-dilution provision and price after allocating proceeds of the convertible debentures to the common stock purchase warrants. As a result, the Company allocated $661,629 to the embedded derivative which was recorded as a liability and $578,185 to the common stock warrants, which were recorded in additional paid-in-capital. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and to any beneficial conversion feature is amortized over the period to the due date of each convertible debenture, using the effective interest method.
     Effective interest associated with the convertible debentures totaled $147,955 and $306,703 for the three and six month periods ended December 31, 2009, respectively. Effective interest associated with the convertible debentures totaled $74,195 and $137,937 for the three and six month periods ended December 31, 2008, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,567 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of December 31, 2009 the Company has recorded accumulated amortization of 2007 deferred offering costs of $176,051.
2009
     On November 18, 2009, December 11, 2009 and December 31, 2009, in a private placement offering, the Company issued convertible debentures that bear interest at 8 percent per annum and have a term of two years and 4,080,790 warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share in exchange for aggregate net proceeds of $1,246,428. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes.
     Prior to conversion or repayment of the convertible debentures, if (i) the Company’s reporting requirements under the Exchange Act are suspended or terminated, (ii) the Company’s common stock is no longer quoted on the Over the Counter Bulletin Board or listed or quoted on a securities exchange, (iii) at any time during the period commencing from the six month anniversary of the date the debenture was issued and ending at such time that all of the shares of common stock issuable upon conversion of that debenture may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company shall fail for any reason to satisfy the current public information requirement under Rule 144(c) or (iv) a change of control is consummated, the Company will be required upon the election of the holder to redeem that holder’s convertible debenture in an amount equal to 130 percent of the principal amount of the convertible debenture plus any accrued or unpaid interest.
     The Company determined that the convertible debentures did not satisfy the definition of a conventional convertible instrument, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures, subject to specified exceptions. Based on authoritative guidance effective on July 1, 2009 the Company has concluded that the embedded conversion option in the convertible debentures is required to be bifurcated from the host contract and accounted for this feature as a separate derivative liability, at fair value, in its financial statements. In addition, the

Company has determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in its financial statements.
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
     The Company allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. As a result, the Company recorded $1,167,234 to the embedded derivative and $782,737 to the warrants, which were recorded as liabilities. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and embedded derivative is amortized over the period from the date of issuance to the due date of each convertible debenture, using the effective interest method. Discount exceeding the face value of the debt in the amount of $450,314 was recorded to interest expense upon allocation.
     Effective interest associated with the convertible debentures totaled $45,107 for the three and six month periods ended December 31, 2009. Effective interest is accreted to the balance of convertible debt until maturity. The Company incurred an aggregate of $253,222 in commissions and expenses in connection with the 2009 private placement offerings, $130,714 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $122,508. The $253,222 in commissions and expenses is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of December 31, 2009 the Company has recorded accumulated amortization of 2009 deferred offering costs of $11,523.
     In connection with the private placement offerings, the Company issued warrants to purchase shares of the Company’s common stock. These warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share. The Company determined that the warrants should be accounted for as a derivative liability, at fair value, in its financial statements. The following is a table of the placement agent warrants issued and their fair value on the date of issuance:

	Common shares
	indexed to the
	warrants	Fair Value
November 18, 2009	741,305	$132,661
December 11, 2009	2,574,613	484,810
December 31, 2009	764,872	165,266

Totals	4,080,790	$782,737

     The warrants were valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using the following assumptions:

Significant assumptions (or ranges):

	November 18, 2009	December 11, 2009	December 31, 2009
Trading market values (1)	$0.21	$0.22	$0.25
Term (years) (3)	5.00	5.00	5.00
Volatility (1)	146%	146%	145%
Risk-free rate (2)	2.21%	2.26%	2.69%
Dividends	—	—	—
Note 5 — Line of Credit and Notes Payable
     The Company established a line of credit to borrow against its marketable securities and any cash received from redemption of its marketable securities. Under an agreement to extend the line of credit from 50% to 80% of the face value of its marketable securities, as of December 31, 2009, the Company can borrow up to $460,000. The line is collateralized by the Company’s marketable securities. The interest rate charged through December 31, 2009, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of December 31, 2009. As of December 31, 2009, the Company has borrowed approximately $435,000 including accrued interest from the line.
     Effective September 15, 2009, the Company received a bridge loan in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors. The terms of the notes were for one month with interest payable at a rate of 10% per annum. Accrued interest was payable in cash by the Company upon repayment of the note at the maturity date. All parties agreed to an extension of the term of these notes. See Note 9 — Subsequent Events for additional information. On September 24, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principal balance equal to 3% per calendar month through March 24, 2010. This loan would have been due in full on March 24, 2010. As of December 31, 2009 accrued and unpaid interest on these loans is $56,635. On February 4, 2010, the accrued interest was paid, and the principle was converted into convertible debentures in a private placement offering.
Note 6 — Stockholders’ Equity
     During the six months ended December 31, 2009, the Company issued common stock and warrants in a private offering, resulting in gross proceeds to the Company of approximately $904,000. The Company sold an aggregate of 2,583,668 shares of common stock and warrants to purchase 516,724 shares of common stock to participants in the offering. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.50 per share.
     Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. For the three and six months ended

December 31, 2009, stock based compensation of $851,281 and $1,653,530, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2009, $490,338 and $929,205 respectively, was employee related and $360,943 and $724,325 respectively, was non-employee related. For the three and six months ended December 31, 2008 stock based compensation of $90,064 and $216,087 respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2008, $62,797 and $150,797 respectively, was employee related and $27,267 and $65,290 respectively, was non-employee related.
     Compensation based warrants for the purchase of 520,000 shares of the Company’s common stock were granted to consultants for services rendered during the six month period ended December 31, 2008. The value of these warrants was estimated at $74,383, and was expensed over the service period. No compensation based warrants were granted during the three or six month periods ended December 31, 2009.
     The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2009, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 7 —Common Stock and Warrant Offerings
     In March and April of 2009 the Company issued and sold to accredited investors an aggregate of 17,500,000 shares of common stock and warrants to purchase the same number of shares of common stock. The offering occurred in three closings:
•	March 16, 2009: The issuance of 3,925,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 3,925,000 shares of common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $785,000. Total cash fees for this offering were $78,500.

•	March 26, 2009: The issuance of 9,115,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 9,115,000 shares of common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $1,823,000. Total cash fees for this offering were $182,300.

•	April 6, 2009: The issuance of 4,460,000 shares of common stock of the Company at a purchase price of $0.20 per share and warrants exercisable for 4,460,000 shares of common stock with an exercise price of $0.50 per share. Gross proceeds received amounted to $892,000. Total cash fees for this offering were $39,200.
Note 8 — Contingencies and Litigation
     On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. The Company’s Lawsuit with Zrii, LLC was completely and permanently settled on December 18, 2009. On that day, the Company and Zrii, LLC executed a Settlement Agreement which, among other things, (1) released all claims which each party, including associated individuals, of each, had against one another (2) provided for the dismissal with prejudice of the Lawsuit and (3) called for the payment of $400,000 by the Company to Zrii, LLC. That payment was timely made on December 18, 2009. The Stipulation of Dismissal of the Lawsuit was filed with the Court on December 18, 2009. The Order of Dismissal with Prejudice was entered on December 21, 2009.
Note 9 — Subsequent Events
     Two bridge loans in the amount of $100,000 from each of Mr. Thompson and Mr. Mauro, members of the Company’s board of directors and related parties of the Company, were repaid on February 4, 2010. The terms of the notes were for one month with interest payable at a rate of 10% per annum. Accrued interest was payable in cash by the Company upon repayment of the note at the maturity date. All parties agreed to an extension of the term of these notes, until repayment of the principle and interest, which occurred on February 4, 2010. On September 24, 2009, the Company received an additional loan for $500,000 from a shareholder with simple interest payable on the unpaid principle balance equal to 3% per calendar month through March 24, 2010. On February 4, 2010, the accrued interest was paid, and the principle was converted into convertible debentures in a private placement offering.
     On November 30, 2009 the Company’s board of directors approved a grant of 1,160,000 shares of restricted stock to distributors in lieu of cash payments owed. The shares will be issued in the third fiscal quarter of 2010.
     On January 20 and February 4, 2010, in a private placement offering, the Company issued convertible debentures in the aggregate principal amount of $3,104,892 that bear interest at 8 percent per annum and have a term of two years and warrants to purchase an aggregate of 7,770,000 shares of the Company’s common stock with an exercise price of $0.50 per share. Net proceeds of from these issuances was $2,839,700. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes.
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

Overview
     This management’s discussion and analysis discusses the financial condition and results of operations of Lifevantage Corporation (the “Company”, “Lifevantage”, or “we”, “us” or “our”) and its wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C.
     We are a publicly traded dietary supplement company that markets and sells our products through the network marketing or multi-level marketing industry and seeks to enhance life through anti-aging and wellness products while creating business opportunities. We offer products backed by science in two principal categories: dietary supplements that combat oxidative stress and anti-aging skincare. We manufacture, market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement, and our Lifevantage TrueScience™ Anti-Aging Cream. We primarily sell our products in the United States, and have recently started selling in Mexico, through a network of independent distributors, preferred customers and direct customers. We also sell our products through our direct to consumer sales channel.
     Our revenue is primarily dependent upon the number and productivity of our independent distributors. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, this can have a negative impact on our revenue and harm our business.
     We will also leverage our resources to develop and introduce innovative products. Our research efforts to date have been focused on investigating various aspects and consequences of the imbalance of oxidants and antioxidants. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we cannot offer any assurance that we will be successful in this endeavor.
     The primary manufacturing, fulfillment, and shipping components of our business are outsourced to companies we believe possess a high degree of expertise. Through outsourcing, we hope to achieve a more direct correlation between the costs we incur and our level of product sales, versus the relatively high fixed costs of building our own infrastructure to accomplish these same tasks. Outsourcing also helps to minimize our commitment of resources required to manage these operational components successfully, and provides additional capacity without significant advance notice and at competitive prices.
     Our expenses have consisted primarily of commission and marketing expenses, payroll, legal and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim® and TrueScience™ Anti-Aging Cream.
     In October 2008, we announced our launch into a network marketing sales channel. While we have incurred significant costs by doing so, we believe this channel will continue to increase sales. We believe that our products are well-suited for and will benefit from the network marketing sales channel based upon the numerous scientific studies behind Protandim® which are best communicated in a direct to consumer manner.
     Net revenue from Protandim®, TrueScience® and related marketing materials totaled approximately $2,456,000 and $4,314,000 for the three and six months ended December 31, 2009,

respectively, and approximately $578,000 and $1,852,000 for the three and six months ended December 31, 2008, respectively. During the six months ended December 31, 2008, the Company recognized all deferred revenue and expenses from GNC and Vitamin Cottage (retail customers at the time which had unlimited right of return requirements), as the Company determined it had sufficient history to reasonably estimate returns and meet the retail revenue recognition requirements. $511,000 of the $1,852,000 of net revenue for the six months ended December 31, 2008 represented recognition of prior period deferred revenue from GNC and Vitamin Cottage.
Recent Developments
November and December 2009 Debenture Offerings
     On November 18, 2009, December 11, 2009 and December 31, 2009, in a private placement offering, the Company issued convertible debentures that bear interest at 8 percent per annum, have a term of two years, and warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share in exchange for aggregate net proceeds of $1,246,428. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes.
Three and Six Months Ended December 31, 2009 Compared to Three and Six Months Ended December 31, 2008
     Revenue We generated net revenue of approximately $2,456,000 during the three months ended December 31, 2009, and generated net revenue of $578,000 during the three months ended December 31, 2008. We generated net revenue of approximately $4,314,000 during the six months ended December 31, 2009 and approximately $1,852,000 during the six months ended December 31, 2008. The increase in revenue is due to increased sales volume through the network marketing or multi-level marketing sales channel. During the three and six month periods ended December 31, 2009, most of our marketing effort was directed toward building this channel.
     Gross Margin Our gross profit percentage for the three month periods ended December 31, 2009 and 2008 was 83% and 78%, respectively. Our gross profit percentage for the six months ended December 31, 2009 and 2008 was 83% and 80%, respectively. The higher gross margin in 2009 was primarily due to efficiencies and cost reductions obtained through our contract manufacturer.
     Operating Expenses Total operating expenses for the three months ended December 31, 2009 were approximately $4,723,000 as compared to operating expenses of approximately $924,000 for the three months ended December 31, 2008. Total operating expenses during the six month period ended December 31, 2009 were approximately $9,277,000 as compared to operating expenses of approximately $2,016,000 during the six month period ended December 31, 2008. Operating expenses consist of marketing and customer service expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased significantly due to additional personnel related costs for the Company’s network marketing sales channel strategy, commissions for distributors, and higher legal expenses.
     Sales and Marketing Expenses Sales and marketing expense increased from approximately $322,000 in the three months ended December 31, 2008 to approximately $1,963,000 in the three months ended December 31, 2009. Sales and marketing expenses increased from approximately $807,000 in the six months ended December 31, 2008 to approximately $3,975,000 in the six months ended December 31, 2009. This increase was due to additional sales and marketing personnel, commissions paid to distributors, website and materials redevelopment and consulting fees.
     General and Administrative Expenses Our general and administrative expense increased from approximately $497,000 in the three months ended December 31, 2008 to approximately $2,549,000 in the three months ended December 31, 2009. General and administrative expense increased from approximately $1,011,000 in the six months ended December 31, 2008 to $4,930,000 in the six months ended December 31, 2009. The increase is primarily due to higher compensation expense for additional personnel related to the rollout of our network marketing sales channel and higher legal expenses during the three and six months ended December 31, 2009.
     Research and Development Our research and development expenses increased from $66,000 in the three months ended December 31, 2008 to approximately $119,000 in the three months ended December 31, 2009. Research and development expenses increased from $119,000 for the six months ended December 31, 2008 to $225,000 in the six months ended December 31, 2009. These increases were a result of an increase in fees paid to scientific advisory board members.
     Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $39,000 during the three months ended December 31, 2008 to approximately $93,000 in the three months ended December 31, 2009. Depreciation and amortization expense increased from approximately $79,000 for the six months ended December 31, 2008 to $147,000 for the six months ended December 31, 2009. These increases were due primarily to amortization of trademarks and patents acquired.
     Net Other Income and Expense We recognized net other income of approximately $1,999,000 during the three months ended December 31, 2009 as compared to net other expense of approximately $93,000 during the three months ended December 31, 2008. During the six months ended December 31, 2009 we recognized other income of approximately $7,873,000 as compared to net other expenses of approximately $170,000 for the six months ended December 31, 2008. This increase is primarily the result of the change in fair value of the derivative warrant liability during the three and six months ended December 31, 2009 of approximately $2,741,000 and $8,769,000 respectively.
     Net Income/Loss We recorded net loss of approximately $681,000 for the three month period ended December 31, 2009 compared to a net loss of approximately $566,000 for the three month period ended December 31 2008. We recorded net income of approximately $2,185,000 for the six month period ended December 31, 2009 compared to a net loss for the six month period ended December 31, 2008 of approximately $697,000. Absent the effect of the change in fair value of the derivative warrant liability, the Company would have incurred net losses of approximately $3,421,000 and $6,584,000 for the three and six months ended December 31, 2009, respectively.

Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the Company’s expansion into the network marketing sales channel. This includes the cost of additional personnel, the compensation plan to distributors, the manufacture and sale of our products, and general and administrative expenses. In order to become cash flow positive, the Company must continue to increase sales, further reduce expenses, or raise additional capital, and there is no guarantee that any of these events will occur.
     Our primary sources of liquidity are cash generated from the sales of our product and funds raised from our 2007 and 2009 private placements and issuance of convertible debentures. As of December 31, 2009, our available liquidity was approximately $282,000, including available cash, cash equivalents and marketable securities. This represented a decrease of approximately $327,000 from the approximate $609,000 in cash, cash equivalents and marketable securities as of June 30, 2009. During the six months ended December 31, 2009, our net cash used by operating activities was approximately $3,258,000 as compared to net cash used by operating activities of approximately $503,000 during the six months ended December 31, 2008. The Company’s cash used by operating activities during the six month period ended December 31, 2009 increased primarily as a result of increased operating expenditures as previously discussed.
     During the six months ended December 31, 2009, our net cash provided by investing activities was approximately $52,000, due to the redemption of marketable securities less the purchase of intangible assets. During the six months ended December 31, 2008, our net cash provided by investing activities was approximately $323,000 primarily due to the redemption of marketable securities.
     Cash provided by financing activities during the six months ended December 31, 2009 was approximately $2,882,000 compared to cash provided by financing activities of approximately $83,000 during the six months ended December 31, 2008. Cash provided by financing activities during the six month period ended December 31, 2009 was due primarily to proceeds from the August 2009 private placement of approximately $904,000, loans from two directors and one shareholder totaling approximately $757,000 and proceeds from the sale of convertible debentures in a private placement financing for approximately $1,377,000. Cash provided from financing activities during the six months ended December 31, 2008 was due to proceeds from the revolving line of credit.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes ARPS (auction rate private securities) of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
     Based upon an agreement to expand the Company’s line of credit to approximately 80% of the par value of the Company’s marketable securities which serve as collateral for the line, management has classified 80% or $460,000 of the Company’s marketable securities as short term. The remaining 20% or $115,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term. However, future economic events could change the portion of these classified as long term.
     At December 31, 2009, we had negative working capital (current assets minus current liabilities) of approximately $3,771,000, compared to negative working capital of approximately $748,000 at June 30, 2009. The decrease in working capital was primarily due to the rollout of our network marketing sales channel and accrued legal expenses related to the complaint filed against the Company by Zrii, LLC, offset by the capital raised in August, November and December 2009.
     In the third and fourth quarters of our 2009 fiscal year, we incurred substantial legal expenses and overhead as we entered the network marketing sales channel. In the first and second quarters of our 2010 fiscal year, we instituted a comprehensive review of job functions and eliminated several positions. Our management reduced operating costs while striving to increase our efficiency. We believe these initiatives have allowed us to retain the most qualified and essential personnel required for continued operations and growth of our network marketing distribution model.
     Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand and the proceeds from the issuance of additional debentures in the third quarter of fiscal 2010 will be sufficient to allow us to continue operations at current levels through December 31, 2010. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels. We are seeking to complete our fundraising through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
Off-Balance Sheet Arrangements
     As of December 31, 2009, we did not have any off-balance sheet arrangements.
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
     We offer a 30-day, money back unconditional guarantee to all direct customers. As of December 31, 2009, our December 2009 direct and network marketing sales shipments of approximately $757,000 were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they have previously purchased up to twelve months prior, subject to certain consumption limitations.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $93,000 on December 31, 2009, compared with approximately $68,500 on June 30, 2009. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of December 31, 2009 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber.
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
     For retail customers, the Company analyzed its distributor contracts to determine the appropriate accounting treatment for its recognition of revenue on a customer by customer basis. Where the right of return existed beyond 30 days, revenue and the related cost of sales is deferred until sufficient sell-through data is received to reasonably estimate the amount of future returns. On December 31, 2009, the Company terminated its single retail distributor.
     The Company recognized approximately $511,000 of previously deferred retail revenue and its related costs during the six month period ended December 31, 2008, as it had sufficient information to reasonably estimate future returns. Prior to July 2008, the Company recognized retail revenue from its retail distributor on a sell-through basis as product was sold by that distributor to its customer.
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
     In January 2010 the Company discovered material errors related to the accounting for derivative instruments embedded in Convertible debentures issued in 2007 which resulted in a restatement of the financials issued for the first quarter of fiscal 2010.
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
     Members of the Company’s management, including its Chief Executive Officer, David Brown, and Chief Financial Officer, Carrie E. Carlander, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Brown and Ms. Carlander concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the engagement of outside experts, as needed, to provide counsel and guidance in areas where the Company cannot economically maintain the required expertise internally with respect to the application of certain accounting standards that resulted in the Company restating its interim financial statements for the quarter ended September 30, 2009. Further, with the addition of new employees for the entry and rollout of the Company’s network marketing sales strategy, internal controls are being analyzed and modified where necessary for effectiveness.

PART II Other Information
Item 1. Legal Proceedings
     On February 27, 2009, Zrii, LLC (“Zrii”) filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. The Company’s Lawsuit with Zrii, LLC was completely and permanently settled on December 18, 2009. On that day, the Company and Zrii, LLC executed a Settlement Agreement which, among other things, (1) released all claims which each party, including associated individuals, of each, had against one another (2) provided for the dismissal with prejudice of the Lawsuit and (3) called for the payment of $400,000 by the Company to Zrii, LLC. That payment was timely made on December 18, 2009. The Stipulation of Dismissal of the Lawsuit was filed with the Court on December 18, 2009. The Order of Dismissal with Prejudice was entered on December 21, 2009.
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
     We have recently initiated a network marketing sales channel through which independent distributors will enter into agreements with us to sell Protandim® and other products that we may introduce in the market. In order to implement our new sales channel, we hired approximately 50 additional personnel and enrolled several thousand independent distributors in the third and fourth quarters of our fiscal year 2009. Our additions of personnel and independent distributors resulted in substantial additional costs and expenses, although in the first and second quarters of our fiscal year

2010, we have eliminated many of these personnel. In order to meet these increased expense requirements, we must continue to increase sales of our product which we may be unable to accomplish. If our revenue does not increase correspondingly with these increased costs and expenses, or if we do not further reduce our expenses from current levels, we will be unable to meet the cost requirements of our network marketing sales channel. In addition, there is no guarantee that our independent distributors’ efforts to sell Protandim® or other products will be successful. Should some of the risks related to the Company’s network marketing distribution channel materialize, we have the option of changing the sales channel and continuing the business.
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
     The number and productivity of our independent distributors also depends on several additional factors, including:
•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products;

•	lack of a story that generates interest for potential new independent distributors and effectively draws them into the business;

•	the public’s perception of our products and their ingredients;

•	the public’s perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.
     Because we compete with other network marketing companies in attracting independent distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing independent distributors or to recruit new independent distributors on a sustained basis. There can be no assurance that our initiatives will continue to generate excitement among our independent distributors in the long-term or that planned initiatives will be successful in maintaining independent distributor activity and productivity or in motivating independent distributor leaders to remain engaged in business building and developing new independent distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our independent distributors, particularly any changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our independent distributor leaders focus their efforts on the new product or initiative.
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
     We may be subject to challenges by private parties, including our independent distributors, to the form of our network marketing system or elements of our network marketing sales channel. For example, lawsuits have recently been brought or threatened against certain companies that include allegations that the businesses involve unlawful pyramid schemes as well as other allegations. Adverse rulings in any of the cases that have been filed or that may be filed in the future could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. As a result, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent distributor.
Adverse publicity concerning our business, marketing plan, products or competitors could harm our business and reputation.

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
The loss of key distributors could negatively impact the growth of our network marketing sales channel.
     Our independent distributors, together with their networks of downline distributors, currently account for substantially all of our sales through our network marketing sales channel. As a result, the loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact our revenues and the growth of our network marketing sales channel.
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
     Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand will be sufficient to allow us to continue operations at current levels through December 31, 2010. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels. We are seeking to complete our fundraising through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-

dilution clauses or price resets. If we are unable to raise additional financing in a timely manner, we would be forced to liquidate some or all of our assets, and/or to suspend, curtail, or cease all or certain of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

4.1	Form of debenture issued in connection with November 2009 financing (1)
4.2	Form of warrant issued in connection with November 2009 financing (1)
4.3	Amendment to Debentures and Warrants, dated as of December 11, 2009 *
4.4	Form of restated debenture issued pursuant to amended and restated securities purchase agreement dated as of December 11, 2009 *
4.5	Form of restated warrant issued pursuant to amended and restated securities purchase agreement dated as of December 11, 2009 *

10.1	Scientific Advisory Board Agreement effective as of October 1, 2009 by and between the Registrant and Joe McCord, M.D. #*
10.2	Form of securities purchase agreement entered into in connection with November 2009 financing (1)
10.3	Form of amended and restated securities purchase agreement originally dated as of December 11, 2009 *
10.4	First Amendment to Chief Executive Officer Employment Agreement dated December 15, 2009 between the Registrant and David W. Brown #*
10.5	Settlement Agreement dated December 18, 2009 by and between Zrii, LLC and William F. Farley, on the one hand, and the Registrant, Wellness Acquisition Group, and the other parties there to, on the other hand.*
10.6	Amendment to and Acknowledgement of Cancellation of Promissory Note Agreement dated February 4, 2010 by and between the Registrant and C. Mike Lu *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

#	Indicates management contract, arrangement or compensatory plan

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 18, 2009 (SEC file number 000-30489-091177700)

*	Filed or furnished herewith
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