Form 10-Q
period 2010-03-31
Lifevantage Corp
filed 2010-05-14
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-30489
LIFEVANTAGE CORPORATION.
(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471

(State or other jurisdiction of	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 7, 2010 was 59,420,016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions or strategies regarding our possible future results of operations, performance, and achievements, and are based on information currently available to us. Forward-looking statements in this report include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy statements regarding the success of our network marketing sales channel; and statements regarding future financial performance, results of operation, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.
          Forward-looking statements may be identified in this report by the us of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Our ability to generate sufficient cash from operations, raise financing to satisfy our liquidity requirements, or reduce cash outflows without harm to our business, financial condition or operating results;

•	Our ability to retain independent distributors or to recruit new independent distributors on an ongoing basis;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The potential failure or unintended negative consequences of the implementation of our network marketing sales channel;

•	Our lack of sufficient revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	Competition in the dietary supplement market;

•	The potential for product liability claims against us;

•	Independent distributor activities that violate applicable laws or regulations and the potential for resulting government or third party actions againstus;

•	Our dependence on third party manufacturers to manufacture our product;

•	Our ability to obtain raw material for our product;

•	The significant control that our management and significant shareholders exercise over us;

•	The illiquidity of our common stock;

•	Our ability to access capital markets in light of the global credit crisis or other adverse effects to our business and financial position;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending; and

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described in the “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in sections of our annual report on Form 10-K for the year ended June 30, 2009.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	$1,526,325	$608,795
Restricted cash	—	259,937
Marketable securities, available for sale	360,000	520,000
Accounts receivable, net	223,635	648,116
Equity raise receivable	—	119,750
Inventory	595,085	740,014
Prepaid expenses and deposits	135,230	89,220

Total current assets	2,840,275	2,985,832

Long-term assets
Marketable securities, available for sale	90,000	130,000
Property and equipment, net	213,120	274,741
Intangible assets, net	2,069,385	2,175,281
Deferred debt offering costs, net	1,056,633	83,023
Deposits	34,613	66,795

TOTAL ASSETS	$6,304,026	$5,715,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities

Accounts payable	$1,152,446	$2,029,290
Accrued expenses	1,426,404	822,024
Escrow for equity offering	—	259,937
Revolving line of credit and accrued interest	433,985	581,444
Short-term derivative liabilities	1,067,636	—
Short-term convertible debt, net of discount	565,429	—
Capital lease obligations	—	41,490

Total current liabilities	4,645,900	3,734,185

Long-term liabilities
Deferred rent	26,313	23,677
Derivative liabilities	13,661,559	8,429,710
Long-term convertible debt, net of discount	573,250	382,194

Total liabilities	18,907,022	12,569,766

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001, 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000,000 shares authorized; 58,056,918 and 53,968,628 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	58,057	53,969

Additional paid-in capital	20,486,849	16,964,927

Accumulated deficit	(31,652,926)	(23,872,990)
Cumulative effect of change in accounting principle	(1,461,528)	—
Currency translation adjustment	(33,448)	—

Total stockholders’ deficit	(12,602,996)	(6,854,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,304,026	$5,715,672

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales, net	$2,723,807	$655,122	$7,037,450	$2,507,083
Cost of sales	447,797	125,198	1,172,595	488,283

Gross profit	2,276,010	529,924	5,864,855	2,018,800

Operating expenses:
Sales and marketing	1,877,073	1,019,739	5,852,268	1,826,608
General and administrative	1,618,591	1,885,630	6,548,199	2,896,456
Research and development	69,863	34,427	295,277	152,942
Depreciation and amortization	53,960	40,653	200,733	120,081

Total operating expenses	3,619,487	2,980,449	12,896,477	4,996,087

Operating loss	(1,343,477)	(2,450,525)	(7,031,622)	(2,977,287)

Other income (expense):
Interest expense	(5,483,245)	(148,935)	(6,378,735)	(319,319)
Change in fair value of derivative liabilities	(1,422,894)	(500,862)	7,345,657	(500,862)

Total other income (expense)	(6,906,139)	(649,797)	966,922	(820,181)

Net loss	(8,249,616)	(3,100,322)	(6,064,700)	(3,797,468)

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.11)	$(0.15)

Weighted average shares, basic and diluted	57,117,710	25,973,085	57,353,428	25,165,481
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)	(6,064,700)	(3,797,468)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	200,733	120,081
Stock based compensation to employees	973,455	353,406
Stock based compensation to non-employees	1,097,917	214,813
Amortization of debt discount	956,633	184,691
Amortization of deferred offering costs	165,051	64,142
Non-cash interest expense	5,094,905	—
Change in fair value of derivative liabilities	(7,345,657)	500,862
Changes in operating assets and liabilities:
Decrease in accounts receivable	544,231	7,576
Decrease (increase) in inventory	144,929	(352,668)
Decrease in deposit from manufacturer	—	271,497
(Increase) decrease in prepaid expenses	(46,010)	85,437
Decrease in deposits and other assets	32,182	184
(Decrease) increase in accounts payable	(876,844)	759,662
Increase in accrued expenses	607,016	441,160
(Decrease) in deferred revenue	—	(510,765)
Decrease in deferred expenses	—	72,049

Net Cash Used by Operating Activities	(4,516,159)	(1,585,341)

Cash Flows from Investing Activities:
Redemption of marketable securities	200,000	375,000
Purchase of intangible assets	(30,251)	(9,580)
Purchase of equipment	(2,965)	(143,193)

Net Cash Provided by Investing Activities	166,784	222,227

Cash Flows from Financing Activities:
Net (payments) on proceeds from revolving line of credit and accrued interest	(147,459)	158,526
Issuance of convertible debt and warrants	5,000,000	—
Principal payments under capital lease obligation	(41,491)	(846)
Issuance of common stock and warrants	946,139	2,608,144
Exercise of options and warrants	7,477	—
Private placement fees	(464,313)	(286,800)

Net Cash Provided by Financing Activities	5,300,353	2,479,024

Foreign Currency Effect on Cash	(33,448)	—

Increase (Decrease) in Cash and Cash Equivalents:	917,530	1,115,910
Cash and Cash Equivalents — beginning of period	608,795	196,883

Cash and Cash Equivalents — end of period	$1,526,325	$1,312,793

Non Cash Investing and Financing Activities:
Warrants issued for agent fees and reclassification of warrants to a derivative liability	$674,347	6,747,023
Conversion of debt to common stock	$239,940	$60,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$68,198	$80,822
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
          These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation as of and for the year ended June 30, 2009 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
          The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Lifevantage Corporation (“Lifevantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and the results of operations for the three and nine month periods ended March 31, 2010 and 2009 and the cash flows for the nine month periods ended March 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
Translation of Foreign Currency Statements
          The Company translates the financial statements of its foreign entities into U.S. dollars. For assets and liabilities, the exchange rate at the balance sheet date is used. For any investment in subsidiaries and retained earnings, the historical exchange rate is used. For revenue, expenses, gains, and losses, an appropriately weighted average exchange rate for the period is used.

Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Fair Value Measurements
          Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our marketable securities, warrant derivative liabilities and embedded derivative liabilities. See Notes 4 and 7 –Convertible Debentures and Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangements. Assets and liabilities measured at fair value are classified in a defined hierarchy based on the inputs used to determine fair value. The fair value hierarchy is defined below:
          Fair value hierarchy:
(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities.
(2)	Level 2 inputs are inputs which include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Level 3 inputs are unobservable inputs and significant to the fair value measurement.
The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
          The summary of fair values of financial instruments is as follows at March 31, 2010:

	Fair	Carrying		Valuation
	value	Value	Level	Methodology
Instrument:
Short-term marketable securities	$360,000	$360,000	2	Market price
Long-term marketable securities	$90,000	$90,000	2	Market price
Derivative warrant liabilities	$7,959,746	$7,959,746	3	Black-Scholes
Embedded conversion liability	$6,769,449	$6,769,449	3	Lattice model
          The summary of fair values of financial instruments is as follows at June 30, 2009:

	Fair	Carrying		Valuation
	value	Value	Level	Methodology
Instrument:
Short-term marketable securities	$520,000	$520,000	2	Market price
Long-term marketable securities	$130,000	$130,000	2	Market price
Derivative warrant liabilities	$8,429,710	$8,429,710	3	Black-Scholes

          The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2010 and the year ended June 30, 2009:

	March 31, 2010	June 30,2009
Beginning balance: Derivative liabilities	$8,429,710	$—
Total (gains) losses	(7,345,657)	777,687
Purchases, sales, issuances and settlements, net	13,645,142	7,652,023

Ending balance: Derivative liabilities	$14,729,195	$8,429,710

Cash and Cash Equivalents
          The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Accounts Receivable
          For credit card sales to independent distributors and direct sales customers, the Company verifies the customer’s credit card prior to shipment of product. Any payment not yet received from credit card sales is treated as a receivable on the accompanying balance sheet. Our credit card processor maintains a 3% reserve on a rolling six-month basis. The reserve balance at March 31, 2010 was approximately $162,000.
          Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of March 31, 2010 is not necessary. For direct and independent distributor sales, there is no bad debt expense for the three or nine month periods ended March 31, 2010.
Marketable Securities
          The Company has, from time to time, invested in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. The Company has classified its investment in these instruments as marketable securities available for sale.
Inventory
          Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of March 31, 2010 and June 30, 2009, inventory consisted of:

	March 31, 2010	June 30, 2009
Finished goods	$387,923	$522,599
Raw materials	207,162	217,415

Total inventory	$595,085	$740,014

Intangible Assets
          Intangible assets consist of patents and trademarks. The costs of applying for patents are capitalized and, once the patent is granted, are amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of March 31, 2010, three U.S. patents have been granted. Amortization of these patents commenced upon the date of the grant and will continue over their remaining legal lives.
          As of March 31, 2010 and June 30, 2009, intangible assets consisted of:

	March 31,	June 30,
	2010	2009

Patent costs	$2,272,272	$2,255,696
Trademark costs	146,387	132,712
Amortization of patents & trademarks	(349,274)	(213,127)

Intangible assets, net	$2,069,385	$2,175,281

Deferred Offering Costs
          Deferred offering costs consist of cash paid to and the fair value of warrants issued to placement agents in conjunction with the Company’s convertible debenture financings. Amortization of these costs commence upon the closing date and continue for the life of the convertible debenture instruments.
          As of March 31, 2010 and June 30, 2009, deferred offering costs consisted of:

	March 31,	June 30,
	2010	2009

Deferred offering costs	$1,370,213	$231,552
Amortization of deferred offering costs	(313,580)	(148,529)

Deferred offering costs, net	$1,056,633	$83,023

Revenue Recognition
          The Company ships the majority of its products sold through the network marketing or multi-level marketing sales channel directly to the consumer via United Parcel Service (“UPS”) and receives substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers and distributors is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s standard return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have previously purchased up to twelve months prior to termination, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible and the Company recognizes all such revenue. The Company has experienced overall monthly returns of approximately 3% of sales. Our return rate for retail sales and sales directly to consumers, which excludes sales through our network marketing channel is approximately 1% of sales based on historical experience and our return rate for sales through our network marketing channel is approximately 4% of sales based upon network marketing industry experience. As of March 31, 2010 and June 30, 2009, the Company’s reserve balance for returns and allowances was approximately $167,756 and $68,500, respectively.
          For its sales to retailers, the Company analyzed individual contracts to determine the appropriate accounting treatment for recognition of revenue on a customer by customer basis. For the quarter ended March 31, 2010 the Company had no sales to retailers.
Income/(Loss) per share
          Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 79 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and options granted through the Company’s 2007 Long-Term Incentive Plan, are not included in computations when their effect is antidilutive. Because of the net loss for the three months ended March 31, 2010 and 2009, and the nine months ended March 31, 2010 and 2009 the basic and diluted average outstanding shares are the same since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Research and Development Costs
          The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine month periods ended March 31, 2010 and 2009 were $295,277 and $152,942, respectively.
Shipping and Handling
          Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Stock-Based Compensation
          In certain circumstances, the Company issued common stock for invoiced services and in other similar situations to pay contractors and vendors. Payments in equity instruments to non-employees for goods or services are accounted for using the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.
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
          We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For embedded conversion features we generally use a lattice technique because it contains all the requisite assumptions to value these features. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.
          Our derivative liabilities are significant to our financial statements for the three and nine month periods ended March 31, 2010. The magnitude of derivative income (expense) reflects the following:
•	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.67 on June 30, 2009 to $0.38 on September 30, 2009 and then to $0.25 on December 31, 2009 the closing price then increased to $0.39 on March 31, 2010. The higher stock price at March 31, 2010 had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values by increasing the amount of derivative loss for the three months ended March 31, 2010.
Convertible Debt Instruments
          We issued convertible debt in September and October 2007, November and December 2009 and January and February 2010. We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion options that are required to be bifurcated and accounted for separately as derivative instrument liabilities. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. For embedded conversion derivatives we use a lattice model to value the derivative.
          When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, the excess is recorded as additional interest expense on the date of issuance, the remaining discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
Income Taxes
          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Due to losses incurred, the Company does not have an income tax expense. In addition, a full valuation allowance has been recorded against all deferred tax assets due to the uncertainty of realizing these assets.
          Effective January 1, 2009, the Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make certain subjective assumptions and judgments regarding income tax exposures. The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.
Concentration of Credit Risk
          We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At March 31, 2010, the Company had approximately $1,377,000 in cash accounts at one financial institution, approximately $21,000 in a foreign bank for our subsidiary and approximately $128,000 in an investment management account at another financial institution.
Effect of New Accounting Pronouncements
          We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 3 – Marketable Securities
          Marketable securities which historically have been liquid have been adversely affected by the broader national liquidity crisis. During the nine months ended March 31, 2010, $200,000 of the Company’s ARPS were redeemed by the underlying fund. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the remaining ARPS at par on or prior to June 30, 2012. The schedule for repurchase of remaining ARPS by Stifel Nicolaus over the next three years is as follows:
          (a) The greater of 10 percent or $25,000 to be completed by June 30, 2010;
          (b) The greater of 10 percent or $25,000 to be completed by June 30, 2011;
          (c) The balance of outstanding ARPS, if any, to be repurchased by June 30, 2012.
          The Company established a line of credit to borrow against 80% of the marketable securities so that sales of these securities would not have to occur in order to fund operating needs of the Company. The interest on amounts borrowed has been approximately the same as the interest being earned from the underlying securities. Management classified 80% or $360,000 of the Company’s marketable securities as short term. The remaining 20% or $90,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
          As of March 31, 2010, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. In addition, no unrealized gain or loss has been recorded on these assets.
Note 4 – Convertible Debentures
2007
          On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date on September 26, 2010 and October 31, 2010. The Company also issued warrants to purchase shares of the Company’s common stock at $0.30 per share in the private placement offering. Details of the issuances are in the table below:

				Discount
	Face			Amortized at	Net Value
	Value	Debt		March 31,	at March
Date Issued	Issued	Discount	Conversions	2010	31, 2010
September 26, 2007	$1,075,000	$(937,510)	$(141,251)	$447,389	$443,628
October 31, 2007	415,000	(378,235)	(35,922)	120,958	121,801

Totals	$1,490,000	$(1,315,745)	$(177,173)	$568,347	$565,429

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
          The Company determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to its own stock, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. The Company has bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. The cumulative effect of the change in accounting principle was recognized as an adjustment to equity of $1,461,528.
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
          The Company allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. The Company allocated $661,629 to the embedded derivative, which was recorded as a liability, and $578,185 to the common stock warrants, which were recorded in additional paid-in-capital. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants is amortized over the period to the due date of each convertible debenture, using the effective interest method.
          Effective interest associated with the convertible debentures totaled $148,953 and $377,886 for the three and nine month periods ended March 31, 2010, respectively. Effective interest associated with the convertible debentures totaled $127,756 and $265,503 for the three and nine month periods ended March 31, 2009, respectively. Effective interest is accreted to the balance of convertible debt until maturity. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of March 31, 2010 the Company has recorded accumulated amortization of 2007 deferred offering costs of $197,816.

2009
          Between November of 2009 and February of 2010, the Company issued convertible debentures with a face value of $5,000,000 that bear interest at 8 percent per annum and have a term of two years. The Company received aggregate net cash proceeds of $4,035,687. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes. In conjunction with these convertible debentures the Company issued 14,947,550 warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share and 2,035,860 warrants with an exercise price of $0.20 per share. In addition, a note payable of $500,000 to a related party was converted to a convertible debenture. Details of the issuances are in the table below:

				Discount
	Face			Amortized at	Net Value at
	Value	Debt		March 31,	March 31,
Date Issued	Issued	Discount	Conversions	2010	2010
November 18, 2009	$247,143	$(247,143)	$(5,497)	$42,255	$36,758
December 11, 2009	875,000	(875,000)	—	153,085	153,085
December 31, 2009	255,000	(255,000)	—	36,502	36,502
January 20, 2010	1,257,000	(1,257,000)	—	139,947	139,947
February 4, 2010	1,851,000	(1,851,000	—	161,920	161,920
February 25, 2010	514,857	(514,857)	—	45,038	45,038

Totals	$5,000,000	$(5,000,000)	$(5,497)	$578,747	$573,250

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
          The Company determined that the convertible debentures did not satisfy the definition of a conventional convertible instrument, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures, subject to specified exceptions. Based on authoritative guidance effective on July 1, 2009 the Company has concluded that the embedded conversion option in the convertible debentures is required to be bifurcated from the host contract and accounted for this feature as a separate derivative liability, at fair value, in its financial statements. In addition, the Company has determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in its financial statements, due to certain anti-dilution provisions.
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
          The Company allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. As a result, the Company recorded $6,022,300 to the embedded derivative and $4,752,789 to the warrants, which were recorded as liabilities. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and embedded derivative is amortized over the period from the date of issuance to the due date of each convertible debenture, using the effective interest method.
          The warrants were valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using trading market values of between $0.21 and $0.38, a term of 5 years, volatility of between 146% and 161%, risk free rates of between 2.21% and 2.69% and a dividend yield of zero. The embedded derivatives were valued using a Lattice model using trading market values of between $0.21 and $0.38, a term of 2 years, volatility of between 159% and 162%, risk free rates of between .77% and 1.14% and a dividend yield of zero.
          Effective interest associated with the convertible debentures totaled $537,832 and $578,747 for the three and nine month periods ended March 31, 2010. In addition, the Company recorded $5,094,905 of interest expense for the nine months ended March 31, 2010 due to excess fair value of the derivative liabilities in excess of proceeds received. Effective interest is accreted to the balance of convertible debt until maturity. The Company incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings, $464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses is being amortized into interest expense over the term of the convertible debentures. As of March 31, 2010 the Company has recorded accumulated amortization of deferred offering costs of $115,763.
Note 5 – Line of Credit
          The Company established a line of credit to borrow against its marketable securities and any cash received from redemption of its marketable securities. Under an agreement to extend the line of credit from 50% to 80% of the face value of its marketable securities, as of March 31, 2010, the Company can borrow up to $462,000. The line is collateralized by the Company’s marketable securities. The interest rate charged through March 31, 2010, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25% percent as of March 31, 2010. As of March 31, 2010, the Company has borrowed approximately $434,000, including accrued interest, from the line.
Note 6 – Stockholders’ Equity
          During the nine months ended March 31, 2010, the Company issued common stock and warrants in a private offering, resulting in gross proceeds to the Company of approximately $904,000. The Company sold to participants in the offering an aggregate of 2,583,668 shares of common stock and warrants to purchase 516,724 shares of common stock. These warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share. During the nine months ended March 31, 2010 the Company issued 1,199,700 shares of common stock as a result of conversions of convertible debentures and 180,422 shares of common stock as a result of the exercise of options and warrants.
          The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2010, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 7 – Stock-based Compensation
          The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who are expected to contribute significantly to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.11 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. As of March 31, 2010, awards for the purchase of an aggregate of 8,669,230 shares of the Company’s common stock are outstanding.
          Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. The Company has adjusted the expense for the anticipated forfeitures. Compensation based options totaling 360,000 and 1,737,500 were granted for the three and nine month periods ended March 31, 2010, respectively. Compensation based options totaling 4,760,000 were granted for the three and nine month periods ended March 31, 2009.
          For the three and nine months ended March 31, 2010, stock based compensation of $417,842 and $2,071,372, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2010, $43,888 and $973,455, respectively, was employee related and $373,954 and $1,097,917 respectively, was non-employee related. For the three and nine months ended March 31, 2009 stock based compensation of $352,132 and $568,219, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2009, $202,609 and $353,406 respectively, was employee related and $149,523 and $214,813, respectively, was non-employee related.
          Compensation based warrants for the purchase of 300,000 and 820,000 shares of the Company’s common stock were granted to consultants for services rendered during the three and nine month periods ended March 31, 2009, respectively. The value of the warrants granted was estimated at $60,008 and $134,391 for the three and nine month periods ended March 31, 2009, respectively. No compensation based warrants were granted during the three or nine month periods ended March 31, 2010.
          Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2010 and 2009 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the three and six month periods ended March 31, 2010 and 2009:

1.	risk-free interest rates of between 2.01 and 3.52 percent for the three and nine months ended March 31, 2010 and between 1.15 and 2.78 percent for the nine months ended March 31, 2009;
2.	dividend yield of -0- percent;
3.	expected life of 3 to 6 years; and
4.	a volatility factor of the expected market price of the Company’s common stock of between 143 and 337 percent for the three and nine months ended March 31, 2010 and between 228 and 231 percent for the three and nine months ended March 31, 2009.
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
          In October 2008, we announced our launch into a network marketing sales channel. While we incurred significant costs doing so, we believe this channel will continue to increase sales. We believe that our products are well-suited for and will benefit from the network marketing sales channel based upon the numerous scientific studies behind Protandim® which are best communicated in a direct to consumer manner.
          Net revenue from Protandim®, TrueScience® and related marketing materials totaled approximately $2,724,000 and $7,037,000 for the three and nine months ended March 31, 2010, respectively, and approximately $655,000 and $2,507,000 for the three and nine months ended March 31, 2009, respectively. During the nine months ended March 31, 2009, the Company recognized all deferred revenue and expenses from GNC and Vitamin Cottage (retail customers at the time which had unlimited right of return requirements), as the Company determined it had sufficient history to reasonably estimate returns and meet the retail revenue recognition requirements. $511,000 of the $2,507,000 of net revenue for the nine months ended March 31, 2009 represented recognition of prior period deferred revenue from GNC and Vitamin Cottage.
Recent Developments
          On February 25, 2010, the Company concluded the issuance of convertible debentures that bear interest at 8 percent per annum, have a term of two years, and warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share in exchange for aggregate net proceeds of $4,035,687. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the notes.
Three and Nine Months Ended March 31, 2010 Compared to Three and Nine Months Ended March 31, 2009
          Revenue We generated net revenue of approximately $2,724,000 during the three months ended March 31, 2010, and generated net revenue of $655,000 during the three months ended March 31, 2009. We generated net revenue of approximately $7,037,000 during the nine months ended March 31, 2010 and approximately $2,507,000 during the nine months ended March 31, 2009. The increase in revenue is due to increased sales volume through the network marketing or multi-level marketing sales channel. During the three and nine month periods ended March 31, 2010, substantially all of our marketing effort was directed toward building this channel.
          Gross Margin Our gross profit percentage for the three month periods ended March 31, 2010 and 2009 was 84% and 81%, respectively. Our gross profit percentage for the nine months ended March 31, 2010 and 2009 was 83% and 81%, respectively. The higher gross margin in 2010 was primarily due to efficiencies and cost reductions obtained through our contract manufacturer.
          Operating Expenses Total operating expenses for the three months ended March 31, 2010 were approximately $3,619,000 as compared to operating expenses of approximately $2,980,000 for the three months ended March 31, 2009. Total operating expenses during the nine month period ended March 31, 2010 were approximately $12,896,000 as compared to operating expenses of approximately $4,996,000 during the nine month period ended March 31, 2009. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses in the nine month period ended March 31, 2010 increased significantly due to commissions for distributors, additional personnel related costs for the Company’s network marketing sales channel strategy, and higher legal expenses resulting from the complaint filed against the Company by Zrii, LLC, since settled.
          Sales and Marketing Expenses Sales and marketing expense increased from approximately $1,020,000 for the three months ended March 31, 2009 to approximately $1,877,000 for the three months ended March 31, 2010. Sales and marketing expenses increased from approximately $1,827,000 for the nine months ended March 31, 2009 to approximately $5,852,000 for the nine months ended March 31, 2010. This increase was due primarily to commissions paid to distributors due to the higher sales volume. The increase also reflected additional sales and marketing personnel, website and materials redevelopment and consulting fees.
          General and Administrative Expenses Our general and administrative expense decreased from approximately $1,886,000 for the three months ended March 31, 2009 to approximately $1,619,000 for the three months ended March 31, 2010. General and administrative expense increased from approximately $2,896,000 for the nine months ended March 31, 2009 to approximately $6,548,000 for the nine months ended March 31, 2010. The decrease for the three months ended March 31, 2010 was due primarily to cost reduction efforts in employee and distributor expenses. The increase for the nine months ended March 31, 2010 is primarily due to higher compensation expense for additional personnel related to the rollout of our network marketing sales channel and higher legal expenses resulting from the complaint filed against the Company by Zrii, LLC, since settled.
          Research and Development Our research and development expenses increased from $34,000 for the three months ended March 31, 2009 to approximately $70,000 for the three months ended March 31, 2010. Research and development expenses increased from $153,000 for the nine months ended March 31, 2009 to $295,000 for the nine months ended March 31, 2010. These increases were a result of an increase in fees paid to scientific advisory board members.
          Depreciation and Amortization Expense Depreciation and amortization expense increased from approximately $41,000 during the three months ended March 31, 2009 to approximately $54,000 during the three months ended March 31, 2010. Depreciation and amortization expense increased from approximately $120,000 for the nine months ended March 31, 2009 to $201,000 for the nine months ended March 31, 2010. These increases were due primarily to amortization of trademarks and patents acquired.
          Net Other Income and Expense We recognized net other expense of approximately $6,906,000 during the three months ended March 31, 2010 as compared to net other expense of approximately $650,000 during the three months ended March 31, 2009. During the nine months ended March 31, 2010 we recognized net other income of approximately $967,000 as compared to net other expenses of approximately $820,000 for the nine months ended March 31, 2009. These fluctuations between periods are primarily the result of the change in fair value of the derivative warrant liability during the three and nine months ended March 31, 2010 of approximately $(1,423,000) and $7,346,000, respectively, as well as one time charges to interest expense of approximately $5,100,000 related to the issuance of convertible debentures in the quarter ended March 31, 2010.
          Net Income/Loss We recorded net loss of approximately $8,250,000 for the three month period ended March 31, 2010 compared to a net loss of approximately $3,100,000 for the three month period ended March 31 2009. We recorded net loss of approximately $6,065,000 for the nine month period ended March 31, 2010 compared to a net loss for the nine month period ended March 31, 2009 of approximately $3,797,000. Absent the effect of the change in fair value of the derivative liabilities and one time charges to interest expense, the Company would have incurred net losses of approximately $1,727,000 and $8,311,000 for the three and nine months ended March 31, 2010, respectively.
Liquidity and Capital Resources
          Our primary liquidity and capital resource requirements are to finance the Company’s expansion into the network marketing sales channel. This includes the costs associated with additional personnel, compensating our distributors, the manufacture and sale of our products, and general and administrative expenses. In order to become cash flow positive, the Company must continue to increase sales, further reduce expenses, or raise additional capital, and there is no guarantee that any of these events will occur.

          Our primary sources of liquidity are cash generated from the sales of our product and funds raised from our 2007, 2009 and 2010 private placements and issuance of convertible debentures. As of March 31, 2010, our available liquidity was approximately $1,526,000, including available cash, cash equivalents and marketable securities. This represented an increase of approximately $918,000 from the approximate $609,000 in cash, cash equivalents and marketable securities as of June 30, 2009. During the nine months ended March 31, 2010, our net cash used by operating activities was approximately $4,516,000 as compared to net cash used by operating activities of approximately $1,585,000 during the nine months ended March 31, 2009. The Company’s cash used by operating activities during the nine month period ended March 31, 2010 increased primarily as a result of increased operating expenditures as previously discussed.
          During the nine months ended March 31, 2010, our net cash provided by investing activities was approximately $167,000, due to the redemption of marketable securities less the purchase of intangible assets. During the nine months ended March 31, 2009, our net cash provided by investing activities was approximately $222,000 primarily due to the redemption of marketable securities less the purchase of equipment.
          Cash provided by financing activities during the nine months ended March 31, 2010 was approximately $5,300,000 compared to cash provided by financing activities of approximately $2,479,000 during the nine months ended March 31, 2009. Cash provided by financing activities during the nine month period ended March 31, 2010 was due primarily to proceeds from the August 2009 private placement of approximately $904,000, loans from two directors and one shareholder totaling approximately $757,000 and proceeds from the sale of convertible debentures in a private placement financing for approximately $4,036,000. Cash provided from financing activities during the nine months ended March 31, 2009 was due to proceeds from the 2009 equity offering of common stock and warrants.
          We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate private securities, or ARPS, of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
          We have a line of credit that is secured by the marketable securities that we hold, which allows us to borrow against 80% of the par value of these marketable securities. Based upon this line of credit, management has classified 80% or $360,000 of our marketable securities as short term. The remaining 20% or $90,000 of our marketable securities that may not be available in the current year is classified as long-term. However, future economic events could change the portion of these classified as long term.
          At March 31, 2010, we had negative working capital (current assets minus current liabilities) of approximately $1,806,000, compared to negative working capital of approximately $748,000 at June 30, 2009. The decrease in working capital was primarily due to the rollout of our network marketing sales channel and payment of accrued legal expenses related to the complaint filed against the Company by Zrii, LLC, offset by the capital raised from financings between August 2009 and February 2010.
          Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Our ability to finance future operations depends primarily on our ability to generate additional revenues, and ultimately profits, from operations. Management has projected that existing cash on hand and future cash flow will be sufficient to allow us to continue operations for at least the next 12 months. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels. It may become necessary to seek additional funds through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
Off-Balance Sheet Arrangements
          As of March 31, 2010, we did not have any off-balance sheet arrangements.
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
          We offer a 30-day, money back unconditional guarantee to all direct customers. As of March 31, 2010, our March 2010 direct and network marketing sales shipments of approximately $1,013,000 were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.
          We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was approximately $168,000 on March 31, 2010, compared with approximately $68,500 on June 30, 2009. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
          Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of March 31, 2010 because our product and raw materials have a shelf life of at least three (3) years based upon testing performed quarterly in an accelerated aging chamber.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this Item.

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
          Members of the Company’s management, including its Chief Executive Officer, David Brown, and Chief Financial Officer, Carrie E. Carlander, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, Mr. Brown and Ms. Carlander concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial reporting
          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting other than the engagement of outside experts, as needed, to provide counsel and guidance in areas where the Company cannot economically maintain the required expertise internally with respect to the application of certain accounting standards that resulted in the Company restating its interim financial statements for the quarter ended September 30, 2009. Further, with the addition of new employees for the entry and rollout of the Company’s network marketing sales strategy, internal controls are being analyzed and modified where necessary for effectiveness.

PART II Other Information
Item 1. Legal Proceedings
None.
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
          We have recently initiated a network marketing sales channel through which independent distributors will enter into agreements with us to sell Protandim® and other products that we may introduce in the market. In order to implement our new sales channel, we hired approximately 50 additional personnel and enrolled several thousand independent distributors since the third quarter of our fiscal year 2009. Our additions of personnel and independent distributors resulted in substantial additional costs and expenses, although in the first and second quarters of our fiscal year 2010, we eliminated many of these personnel. In order to meet these increased expense requirements, we must continue to increase sales of our product which we may be unable to accomplish. If our revenue does not increase correspondingly with these increased costs and expenses, or if we do not further reduce our expenses from current levels, we will be unable to meet the cost requirements of our network marketing sales channel. In addition, there is no guarantee that our independent distributors’ efforts to sell Protandim® or other products will be successful. Should some of the risks related to the Company’s network marketing distribution channel materialize, we have the option of changing the sales channel and continuing the business.
If we are unable to retain our existing independent distributors and recruit additional independent distributors, our revenue will not increase and may even decline.
          We depend on our independent distributors to generate a significant portion of our revenue through our network marketing sales channel. Our independent distributors may terminate their services at any time, and, like most network marketing companies, we are likely to experience high turnover among independent distributors. Independent distributors who join to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. Independent distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain independent distributors and recruit additional independent distributors. To increase our revenue, we must increase the number of and/or the productivity of our independent distributors. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict how the number and productivity of independent distributors may fluctuate because we rely primarily upon our independent distributor leaders to recruit, train, and motivate new independent distributors. Our operating results could be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors.
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
          Because we compete with other network marketing companies in attracting independent distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing independent distributors or to recruit new independent distributors on a sustained basis. There can be no assurance that planned initiatives will be successful in maintaining independent distributor activity and productivity or in motivating independent distributor leaders to remain engaged in business building and developing new independent distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our independent distributors, particularly any changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our independent distributor leaders focus their efforts on the new product or initiative.
There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.
Our ability to finance future operations will depend on our existing liquidity and, ultimately, on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand will be sufficient to allow us to continue operations through March 31, 2011. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we are unable to raise additional financing in a timely manner, we would be forced to liquidate some or all of our assets, and/or to suspend, curtail, or cease all or certain of our operations.
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
          We may be subject to challenges by private parties, including our independent distributors, to the form of our network marketing system or elements of our network marketing sales channel. For example, lawsuits have recently been brought or threatened against certain companies, including allegations that the businesses involve unlawful pyramid schemes. Adverse rulings in any of the cases that have been filed or that may be filed in the future could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. As a result, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent distributor.
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
          The network marketing industry is subject to governmental regulation, including regulation by the Federal Trade Commission (“FTC”), and various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, this could result in a material adverse effect on our business and results of operations. Markets in which we currently do business could change their laws or regulations to negatively affect or completely prohibit network marketing efforts.
Economic conditions, including the current financial crisis and declining consumer confidence and spending, could harm our business.
          Global economic conditions have deteriorated significantly over the past several years. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions continue to worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Information required by Item 701 of Regulation S-K as to equity securities we sold during the period covered by this report that were not registered under the Securities Act of 1933 has been previously reported (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
See the exhibit index immediately following the signature page of this report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIFEVANTAGE CORPORATION

Date: May 14, 2010	/s/ David W. Brown David W. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	/s/ Carrie E. Carlander Carrie E. Carlander
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Description
4.1	Form of 8% Convertible Debentures issued on each of [December 31, 2009,] January 20, 2010, February 4, 2010 and February 26, 2010

4.2	Form of Common Stock Purchase Warrant issued on each of [December 31, 2009,] January 20, 2010, February 4, 2010 and February 26, 2010

10.1	Securities Purchase Agreement dated December 31, 2009, among the registrant and the purchaser parties thereto

10.2	Securities Purchase Agreement dated January 20, 2010, among the registrant and the purchaser parties thereto

10.3	Securities Purchase Agreement dated February 4, 2010, among the registrant and the purchaser parties thereto

10.4	Securities Purchase Agreement dated February 26, 2010, among the registrant and the purchaser parties thereto

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing