Form 10-K
period 2010-06-30
Lifevantage Corp
filed 2010-09-15
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to
Commission file number: 000-30489
LIFEVANTAGE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	90-0224471
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
11545 W. Bernardo Court, Suite 301
San Diego, California	92127
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock (par value $0.001) held by non-affiliates as of the end of the registrant’s second fiscal quarter, December 31, 2009, was $13,364,857 million. Shares of the registrant’s common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock (par value $0.001) outstanding as of August 31, 2010, was 63,742,673 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent stated therein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the future performance of our network marketing sales channel; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
          These forward-looking statements may be identified in this report and the information incorporated by reference by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
          The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Limited operating history and lack of significant revenues from operations;

•	Our ability to successfully expand our operations and manage our future growth;

•	Difficulty in managing growth and expansion;

•	Dilutive effects of any potential need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	We reported material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal control over financial reporting, our financial results may not be accurately reported;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our common stock is currently classified as a penny stock;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Items 1 and 7 of this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
     Our company was incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc., and in November 2006 to LifeVantage Corporation. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation, our wholly-owned subsidiary through which we hold the patent rights in Protandim.
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
General
     LifeVantage is a dietary supplement company which markets and sells its products through the network marketing, or multi-level marketing industry and seeks to enhance life through anti-aging and wellness products while creating business opportunities. We pursue our mission of “helping people reach their health and wellness goals through science-based solutions to oxidative stress” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We sell our products in the United States, Japan and Mexico, through a network of independent distributors, preferred customers and direct customers.
     We offer only what we refer to as “true” products, which are products backed by science in two principal categories: a dietary supplement that combats oxidative stress, and anti-aging skincare. Currently, we manufacture, market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement which has been clinically proven to reduce the effects of oxidative stress as well as the progressive rate of cellular aging; and our LifeVantage TrueScience™ Anti-Aging Cream, a scientifically-based, groundbreaking and unique skin care product.
     During the year ended June 30, 2009, we began selling our products through the network marketing or multi-level marketing distribution channel, which we believe is the most effective and scaleable way to market and sell our products. As part of that change in business model, we added a team that includes some of the most sought-after and highest-producing independent distributors in the network marketing industry, which we believe will continue to significantly impact our ability to grow sales through the network marketing sales channel. Our move into the network marketing sales channel is responsible for the significant increase in revenue as well as associated expenses that occurred during the year ended June 30, 2010.
     We believe that the network marketing channel is well suited to marketing our products because sales of nutritional and personal care products are strengthened by ongoing personal contact between consumers and distributors. This personal contact enhances consumers’ nutritional and health education and motivates consumers to begin and maintain wellness programs. Our products are backed by facts and science which serve as powerful sales tools, and our distributors use our products themselves.
     LifeVantage is focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative and efficacious products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial full and part-time opportunities. Our independent distributors profit from selling our products and can also earn commissions and bonuses on sales made by other distributors who join their sales organizations.
     We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local and national Company-sponsored sales events. We provide professionally designed training materials that our distributors use to enhance recruitment and maximize their sales. We and/or our distributor leadership conduct thousands of training sessions each year to educate and motivate our distributors. These training events teach our distributors how to develop business-building and leadership skills and how to differentiate our products to consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. We believe that our efficient and effective distribution, logistics and customer care support systems assist our distributors by providing same day or next-day sales capabilities and support services. We may further aid our distributors by generating additional publicity and demand for our products through traditional marketing and public relations activities, such as media coverage and endorsements.

     We sell our products in the United States, Japan and Mexico. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that geographic diversity will help to mitigate our financial exposure as we continue to grow and expand into new markets.
Market
     Dietary Supplements Market
According to the Nutritional Business Journal, Direct-to-Consumer Selling in the Nutrition Industry Report 2010, in 2009, more than $15 billion in U.S. nutrition industry sales were generated from non-retail channels, including the Internet, network or multi-level marketers (MLMs), healthcare practitioners, direct response TV, direct response radio, and mail-order catalogs/direct mail. This report further suggests that each direct sales channel faces its own set of opportunities and challenges. On the one hand, both healthcare practitioner and network-marketing supplement firms benefited in 2009 from consumer trends that increased the year-over-year sales of dietary supplements. Many consumers turned to vitamins and other nutrition products as a cost-effective method to protect their health. On the other hand, competition from online and brick-and-mortar retailers— both of which engaged in deep discounting last year—and consumers’ general lack of disposable income, eroded U.S. supplement sales growth in the MLM channel in 2009.

Although the network-marketing channel was affected the most, overall nutrition product sales growth within the U.S. direct-to-consumer channels was suppressed last year. According to NBJ estimates, U.S. consumer sales of nutrition products via direct channels grew only 4% in 2009. This was down from the 7% compound annual growth rate posted by the direct channels from 1997-2009. The majority of U.S. nutrition industry sales continue to be sold at brick-and-mortar retail locations, but the direct-to-consumer sales channels remain important to the industry’s growth and continue to play an important role in building brand awareness and driving sales for nutrition products.
Source: Nutritional Business Journal, Direct-to-Consumer Selling in the Nutrition Industry Report 2010.
Anticipated Industry Growth
     According to a recent report by the Mercanti Group, an investment banking firm that closely follows the health and wellness industry, the nutritional supplements industry is expected to grow as a result of a number of factors, including:
•	consumers increasingly moving toward alternative solutions for general wellness issues;

•	the changing lifestyles of consumers;

•	a growing elderly population;

•	aging Baby Boomers and their “better off” financial status;

•	the fact that nutritional supplements can complement or be used as an alternative to traditional pharmaceutical treatments;

•	recently gained credibility of nutritional supplements as a result of the Food and Drug Administration’s (“FDA’s”) insistence on stringent product quality and testing procedures;

•	newly implemented federal Good Manufacturing Practices (GMP);

•	increasing research by federal agencies;

•	a steady stream of innovative new products that target an expanding range of increasingly specific conditions; and

•	the increasing growth of the direct sales industry, with specific product growth especially pronounced among products that are not available in retail stores.

The Anti-Aging Market
     Reports published by Global Industry Analysts, Inc. (“GIA”), publishers of off-the-shelf market research, indicate that demand for products in the worldwide anti-aging products market is increasing as a result of a several factors, including:
•	lifestyle changes effected by consumers to increase their chance of longevity;

•	changing practices in personal grooming which have resulted in more time and money being directed to external grooming efforts to minimize the visible effects of aging;

•	increased demand for skin lotions, toners, wrinkle-removal creams, skin whiteners, luxury topical skin care products, concealers and cover-ups;

•	increasing number of younger age anti-aging consumers becoming more proactive about their skin maintenance routine; and,

•	the growing acceptance of vitamins and antioxidants as effective anti-aging nutrients.
     The GIA report also states that growing wariness of harsh chemicals is expected to lead to increased demand for anti-aging products with organic, natural, herbal and botanical extracts as active ingredients. Anti-aging products which include chamomile, copper, gold, minerals, and amino acids are expected to make large gains in the marketplace in coming years.
Marketing and Direct Selling Opportunity
     We develop and market branded dietary supplement and skin care products that we believe are well suited for network marketing. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. We attempt to attract and motivate high-caliber, independent distributors with our focus on product innovation, a competitive compensation plan and distributor support programs.
     Direct selling through the network marketing sales channel has proven to be an effective method of marketing our high-quality products because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.
     We target our products to several growing market segments:
•	the Anti-Aging market;

•	the Baby Boomer market, interested in anti-aging through cosmetics, dietary supplements, and supplemental business opportunities; and

•	the market created by the current economic crisis, those seeking to supplement income or replace lost income.
     We are focused on building and maintaining our distributor network by offering financially rewarding career opportunities through the sale of unique, category-creating products that are backed by science, to health conscious consumers concerned about the effects of aging. We believe the income potential provided by our business opportunity appeals to a broad cross-section of the population, particularly those seeking part-time and full-time income due to the global economic crisis and job loss, those seeking home-based business opportunities, and those seeking entrepreneurial business income.
     In the network marketing industry, we believe we are currently at an advantage as distributors generally view companies which provide newer opportunities as more attractive than companies who have been in the industry for a longer period of time. In addition, we believe we are attractive to distributors because we offer highly consumable products backed by science, with third-party substantiation and celebrity and scientific endorsement, and offer distributors the opportunity to be a part of a publicly traded company. We believe that all of these factors increase the attractiveness of our products and product sales opportunity to our distributors and consumers.
     According to the “DSA Fact Sheet for 2009” published by the Direct Selling Association, the direct sales market is a multi-billion dollar market enjoying steady growth in both sales and in the distributor salesforce. The Direct Selling Association reports that, although sales dropped slightly from $29.50 billion to $28.33 billion between 2008 and 2009, the five-year trend is up 1.5% annually. At the same time, the distributor salesforce increased from 15.1 million people to 16.1 people with the 5-year trend up 3.5% annually. Our strategy for expanding our distributor network is to attract established distributors to our products while maintaining our appeal to industry newcomers who bring their own credibility and energy.
     We believe our commitment to developing and manufacturing science-based products will enhance our ability to attract new consumers and new distributors, to retain distributors, and will help to increase sales.
Background
Oxidative Stress
     Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals formed as a natural consequence of cellular metabolism and results from utilizing oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage the cells and tissues of the human body and consequently negatively impact our general health. These reactive oxygen species (“ROS”) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age.
     Elevated ROS levels inflict structural damage to nucleic acid, lipid, carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease, and age-related debilitation. Normally, cellular antioxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are superoxide dismutase (“SOD”) and catalase (“CAT”). However, the levels of these protective antioxidant enzymes decrease with age and also decrease in a number of disease conditions, while ROS levels may increase.
     SOD is the body’s most effective natural antioxidant. SOD works in conjunction with CAT, and under some circumstances, the balance may be important. A by-product of SOD’s potent antioxidant activity is hydrogen peroxide, a dangerous substance that subsequently needs to be converted into water and oxygen by CAT. Together, these two enzymes constitute the first line of defense for the body. Scientists have long believed that increasing levels of SOD and CAT is an important means of fighting oxidative stress, disease, and the effects of aging; however, SOD and CAT oral supplements by themselves have not been shown either to be absorbed or work in conjunction with each other by oral administration.
     Oxidative stress is the result of the metabolic process and may promote the undesirable effects of aging. As the body ages, oxidative stress levels increase significantly, as the body is unable to maintain equilibrium relative to the free radicals produced through the metabolic process.
     Oxidative stress is widely believed to be a key factor in the aging process by triggering premature cell death. The body’s defenses against oxidative stress and free radicals decrease with age. Oxidative stress has also been linked as a causative or associated factor in over 100 diseases, while lowering oxidative stress levels is known to improve health.
Product Overview
Protandim®
     The Protandim product is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects caused by oxidative stress.
     The Protandim supplement combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes including SOD, CAT, and glutathione synthase. The unique blend of phytonutrients in the Protandim product signals the body’s genes to produce antioxidant enzymes. These enzymes are “catalytic,” which means that enzymes such as SOD and CAT are not consumed when they neutralize free radicals.
     Protandim has also been associated with Nrf2 activation in animal and cell models. Nrf2 is a protein messenger that sends information to the cell’s DNA, which, in the human body, consists of approximately 25,000 genes. Several hundred of these genes, collectively known as “survival genes,” are activated by the Protandim product. These gene products enable cells to survive in conditions of oxidative stress, caused by due to the imbalance of free radicals and other oxidants.
     Nrf2 also affects approximately one hundred additional genes by decreasing their production. Included in these down-regulated genes are pro-inflammatory and pro-fibrotic genes. Inflammation accompanies many diseases including arthritis, but inflammation also occurs with traumatic injuries, such as cuts, sprains or bruises. The process of inflammation is designed, in part, to prevent infection by killing foreign microorganisms by creating toxic free radicals. Thus the pain, redness and swelling associated with a disease or injury are largely due to inflammation as the body responds to the threat of infection. With many diseases or traumatic injuries, inflammation is followed by scar tissue formation, referred to as “fibrosis.”
     In September 2009, we announced that we had been granted a third patent for the Protandim product. The patent, “Methods for Enhancing Antioxidant Enzyme Activity and Reducing C-Reactive Protein Levels,” was issued on August 25, 2009. This patent (U.S. Patent No. 7,579,026) claims a method for increasing antioxidant enzyme activity using compositions, such as Protandim, by reducing plaque formation in the vasculature of a subject, thereby reducing excessive atherosclerosis or hypertension.

     The newest Protandim patent supplements the coverage of rights previously obtained, which included exclusive rights to the Protandim composition and methods of manufacture of the Protandim product and further separates Protandim from other dietary supplements. Additionally, the claims of the patent are written broadly, and include additional ingredients that may also work but were not selected for use in the Protandim supplement. Thus, we believe the patent protects the original formula as well as other formulas we could create to develop a Protandim product line extension.
     Clinical Studies
     A peer-reviewed human clinical study that we conducted in 2004 and 2005 showed that after the Protandim supplement was taken for 30 consecutive days, the level of circulating TBARS, the laboratory markers for oxidative stress in the human body, decreased by an average of 40 percent., to levels typical to a 20 year old. When taken for 120 consecutive days, the Protandim supplement increased the activity of SOD and CAT antioxidant enzymes by up to 54 percent, substantially increasing the body’s antioxidant defenses. This study was published in the journal Free Radical Biology and Medicine, vol. 40, pp. 341-7 (2006).
     Published and Independent Preclinical Studies
     Since the initial clinical studies completed in 2004 and 2005, Protandim has been, or currently is, the subject of more than 20 studies being conducted at academic medical centers. Five of the pre-clinical studies have been published in peer-reviewed scientific journals, including: a Company-funded study exploring the mechanism of action of the Protandim supplement; an animal study using mice to examine the tumor prevention capabilities of Protandim conducted at Louisiana State University; an animal study exploring pulmonary hypertension and subsequent right heart failure conducted at Virginia Commonwealth University; an animal study examining the effects of Protandim in mice with induced Duchenne Muscular Dystrophy conducted at Massachusetts General Hospital, Harvard Medical School, and at the University of Colorado; and, the most recent study conducted at Louisiana State University probing Protandim’s ability to modulate the relationship between superoxide dismutase and tumor suppressor p53.
     One possible mechanism of action for the Protandim supplement was discovered to be activation of the transcription factor Nrf2 in a Company-funded study published in February 2009. This study also demonstrated synergy among the Protandim supplement’s five active ingredients which would enable them to be effective while being administered at lower concentrations of each. This peer-reviewed study was published in Free Radical Biology and Medicine, vol. 46, pp. 430-40 (2009).
     The study completed at Louisiana State University (LSU) and sponsored by the Skin Cancer Foundation was published in the journal PloS ONE, an international, peer-reviewed, open access journal published by the Public Library of Science. This study, entitled “Protandim, a Fundamentally New Antioxidant Approach in Chemoprevention Using Mouse Two-Stage Skin Carcinogenesis as a Model,” investigated whether Protandim could suppress tumor formation in mice through a dietary approach. At the end of a two-stage skin carcinogenesis, the mice on the Protandim-containing basal diet showed a reduction in both skin tumor incidence and multiplicity by 33% and 57% respectively, compared to those on a basal diet.
     The Virginia Commonwealth University study was published in Circulation, a journal published by the American Heart Association. This study, entitled “Chronic Pulmonary Artery Pressure Elevation Is Insufficient to Explain Right Heart Failure,” investigated the ability of Protandim to protect the heart in a laboratory model of pulmonary hypertension in rats. The researchers concluded that Protandim prevented the death of heart cells in rats and significantly lowered osteopontin (OPN-1) levels by more than 50%, and that Protandim effectively activated the transcription factor Nrf2, a signal to the cell’s DNA to increase expression of a network of antioxidants, anti-inflammatory, and anti-fibrotic genes.
     The study, The Dietary Supplement Protandim Decreases Plasma Osteopontin and Improves Markers of Oxidative Stress in Muscular Dystrophy Mdx Mice, was published in the Journal of Dietary Supplements and concluded that Protandim caused a decrease in the body’s production of harmful gene products such as osteopontin. This study also found that Protandim caused an increase in production of the body’s Nrf2-regulated protective genes, sometimes referred to as “survival genes.” It also concluded that Protandim improves markers of fibrosis in a model of Duchenne Muscular Dystrophy (DMD). The study was performed by Dr. Brian Tseng and his colleagues at Massachusetts General Hospital, Harvard Medical School, and the University of Colorado Denver.
     The most recent study, titled “The Chemopreventive Effects of Protandim: Modulation of p53 Mitochondrial Translocation and Apoptosis during Skin Carcinogenesis,” was conducted by researchers at Louisiana State University and published in the scientific journal PloS ONE. This study further investigated Protandim’s ability to increase production of the body’s Nrf2-regulated protective genes, sometime referred to as “survival genes.” This study examined the biochemical mechanisms that underlie the ability of Protandim to suppress tumors in mice.
LifeVantage TrueScience™ Anti-Aging Cream
     In June 2009, we launched our LifeVantage TrueScience™ Anti-Aging Cream, a scientifically-based, groundbreaking and unique skin care product which includes natural and effective ingredients. This new, proprietary skin care formula was developed in association with Kimberly Stone, M.D., a Denver-based board certified dermatologist, and was formulated to protect the skin from a variety of factors that contribute to aging and the symptoms of unhealthy skin.
     The LifeVantage TrueScience™ Anti-Aging Cream contains a number of ingredients including those found in the Protandim supplement, and it has been formulated with the intention to improve skin tone and even skin coloring, diminish the appearance of fine lines and wrinkles, and provide a vibrant, healthy and glowing appearance. LifeVantage TrueScience™ Anti-Aging Cream is also designed to improve skin smoothness and pigmentation, while increasing skin moisture.
     The LifeVantage TrueScience proprietary skin care formula offers:
•	Hydration/Moisturizing: LifeVantage TrueScience™ Anti-Aging Cream features a Lamellar Phase Emulsion System that forms a liquid emulsion barrier for superior moisturizing. This is accomplished by delivering exotic fatty acids to retain the body’s natural moisture and produce a moisturizing effect. It also features sodium hyaluronate, a superior moisture-binding agent that can balance moisture levels at the surface of the skin.

•	Toning/Brightening: The turmeric extract in LifeVantage TrueScience™ Anti-Aging Cream is specially modified to remove the majority of yellow compounds without reducing the effectiveness of its potent curcuminoids. Curcuminoids have been shown to produce skin lightening that evens dispigmentation. Additionally, the leucojum aestivum bulb extract slows the spread of melanocytes, which contributes to uneven skin coloring.

•	Wrinkles/Fine Lines: The palm peptides and leucojum aestivum bulb extract in LifeVantage TrueScience™ Anti-Aging Cream have been shown to visibly reduce signs of wrinkles and fine lines. They also promote improved skin tone and texture.

•	Lipid Rejuvenation: LifeVantage TrueScience™ Anti-Aging Cream delivers multiple ingredients intended to mimic the naturally occurring lipid structure in the skin and retain the body’s own moisturizing lipids.
Our Business Strategy
Network Marketing Model
     The foundation of our distribution system and sales philosophy is network marketing, which we believe is the most effective and scaleable way to sell our products. We sell our products in the United States, Japan and Mexico through a network of independent distributors, preferred customers and direct customers.
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
     We believe that this business model will enable us to grow our business with only moderate investment in our infrastructure and other fixed costs. In addition, our distributors coordinate a large share of distributor recruiting and training initiatives. Furthermore, based on increasing demand, we can readily increase production and distribution of our products as a result of our third party manufacturing relationships.
     We develop and market branded dietary supplement and skin care products that we believe are well suited for network marketing. We attract and motivate high-caliber, independent distributors because of our focus on product innovation, a competitive compensation plan and our distributor support programs. Direct selling through the network marketing sales channel has proven to be an effective method of marketing our high-quality products because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.

     As we work to grow our business, we are focused on the following key strategies:
•	offering compelling and innovative products backed by science;

•	offering rewarding and motivating distributor incentives, training, events, and loyalty / recognition programs;

•	continuing to support clinical studies to demonstrate the effectiveness of our products; and

•	combining traditional public relations and marketing strategies with the viral marketing power of network marketing.
     Distributor Network
     To become a distributor in most markets, a person must be enrolled by an existing distributor and may purchase a business pack. The product and literature contents in the kits vary commensurate with the size and cost of each kit. Our plan does not require the purchase of product to join, only to participate in the compensation plan.
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
     We rely on our distributors to recruit and sponsor new distributors of our products. While we provide Internet support, product samples, brochures, magazines, and other sales and marketing materials, distributors are primarily responsible for recruiting and educating new distributors with respect to products, our compensation plan, and how to build a successful distributorship.
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
     Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors, unless the new distributors purchase products. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People often become distributors after using our products as regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A new distributor must enter into our standard distributor agreement, which among other things, obligates the distributor to abide by our policies and procedures.
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
Distributor Motivation and Training
     We believe that motivation and training are essential elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We are also committed to providing professionally-designed training materials distributors can utilize in their sales and recruiting efforts. During the past year, we and our distributors have conducted thousands of training sessions to educate and motivate our distributors, and plan to continue to do so. These training events not only teach our distributors leadership skills and how to build successful organizations utilizing industry-proven techniques, but also how to teach the science behind our products to differentiate our products to consumers. In addition, we sponsor our corporate broadcast network TrueTV, which delivers educational, motivational, and inspirational content from our executive officers, Scientific Advisory Board, celebrities, and field leaders.

     We believe our commitment to developing and manufacturing science-based products will enhance our ability to attract new consumers and new distributors, to continue to retain distributors, and will help to increase our market share.
Competitive Advantages
     We believe that we are competitive within the network marketing industry as a result of several key factors, including:
•	our ability to offer our distributors a compelling business opportunity to market and sell highly consumable products backed by science;

•	our experienced executive and network distribution team, comprised of some of the most sought after and high-producing independent distributors in the industry;

•	providing a broad array of motivational, educational, and support services;

•	third-party substantiation and celebrity and scientific endorsement for our company and products; and

•	our ability to motivate our distributors through a performance-based compensation plan, individual recognition, reward programs and incentives, and participation in local and national corporate events.
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
          Compensation Plan
     One of our competitive advantages is our sales compensation plan. Our distributors can profit from selling our products and can also earn royalties and bonuses on sales made by other distributors who join their sales organizations. Under our compensation plan, a distributor is paid monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets.
     We believe the income potential provided by our business opportunity appeals to a broad cross-section of the population, particularly those seeking part-time and full-time income due to the global economic crisis and job loss, those seeking home-based business opportunities, and those seeking entrepreneurial business income.
     In July 2009, our Board of Directors approved a Distributor Stock Option Pool totaling 300,000 shares of Common Stock under our 2007 Long Term Incentive Plan, out of which stock option grants may be granted to distributors as incentives for achieving top distributor levels within our distributor compensation plan. This has been greeted with great enthusiasm by our distributors and has been an effective retention tool.
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
      In July 2008, we entered into a contract manufacturing agreement with Cornerstone Research & Development, Inc. (“Cornerstone”) under which Cornerstone manufactures and packages the Protandim supplement. Cornerstone, as the contract manufacturer of Protandim, has a legal obligation to comply with the Current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify other manufacturing options in order to keep our costs low, maintain the quality of our products, and to be prepared for unanticipated demand spikes or manufacturing failure. Cornerstone delivers product to our fulfillment center based on our purchase orders.
     We outsourced the manufacturing of LifeVantage TrueScience™ Anti-Aging Cream to Wasatch Product Development, LLC, (“Wasatch”). Wasatch’s core competency is sourcing and manufacturing cosmetics for both U.S. and international customers.
Marketing
     In fiscal 2009, we launched our network marketing sales channel. We have a sales, marketing, public relations and customer service group consisting of 13 full-time equivalent employees. We utilize our network of independent distributors located throughout the United States and in Mexico and Japan to market and sell our products.
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
     We offer a toll-free number to our distributors and other customers to order product or ask questions. Our customer service representatives answer customer calls and place orders in the Company’s web order processing system, as well as answer questions, track packages, and provide refunds to customers. The customer service representatives receive extensive training and are particularly knowledgeable about our products and adept at “up-selling” customers to our auto-ship purchasing option, which allows us to realize recurring revenue on a monthly basis with no further action required by the customer. We use InfoTrax System’s DataTrax software for orders through Virtual Offices and tracking independent distributor commissions. DataTrax is widely-used by network marketing and direct selling companies and incorporates order entry, inventory shipment, distributor management and commission generation. The DataTrax software accepts and authorizes credit card submissions for independent distributor orders placed through our website as well as Virtual Offices. On a daily basis, the DataTrax software charges credit cards and notifies the fulfillment center of sales shipping needs through a web-enabled application. The operational system at the fulfillment center responds back to DataTrax when the product has been shipped and we can recognize revenue. Independent distributors generally pay for products by credit card, prior to shipment, and we typically carry minimal accounts receivable.

Research and Development
     We continue to spend time, effort, and financial resources on the research and development of our products. In fiscal years ended 2010 and 2009, we spent $392,691 and $224,366, respectively, on Company-sponsored research and development.
     The Protandim product is currently the subject of approximately 20 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress. Universities and institutions conducting research include the University of Colorado; Colorado State University; Denver Health Medical Center; Children’s Hospital, Denver; the University of Florida; the University of Kentucky; the University of Michigan; Louisiana State University; Ohio State University; Vanderbilt University; Glamorgan University, Wales; Sahlgrenska University Hospital, Sweden; Harvard University; and the Mexican Institute of Social Security, Mexico City. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, photoaging of the skin, osteoarthritis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, periodontal disease, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, metabolic syndrome, and optic neuropathy.
Competition
Direct Antioxidants
     Vitamin C, Vitamin E, Coenzyme Q-10, and other sources of exogenous antioxidants are competitors of the Protandim supplement. However, they are non-enzymatic oxygen radical scavengers and do not increase the body’s enzymatic elimination of oxidants. Our research indicates that the Protandim supplement increases production of natural antioxidant enzymes, such as SOD and CAT, within the cells of the body. Oxygen is consumed by mitochondria in the body, which is where oxidative stress is at its worst. We believe that the body’s internal antioxidant enzymes, produced at homeostatic levels, provide a better defense against oxidative stress than exogenous sources of antioxidants.
Oral SOD and CAT
     There are many companies performing research into antioxidants, and these companies are intensely competitive. There are some companies that sell oral forms of SOD and CAT, which make claims that compete with the Protandim supplement. However, due to research which indicates the lack of bioavailability and efficacy of such oral delivery, we believe the Protandim supplement to be superior. It is highly likely that one or more additional entities will develop, purchase or license from a third party, products which may be competitive with the Protandim supplement.
Network Marketing Companies
     We compete with other network marketing companies, many of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We compete for new independent distributors on the strength of our business opportunities, product offerings, compensation plan, management, and our operations. In order to successfully compete in the network marketing industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunities to our distributors.
Product Liability and Other Insurance
     We have product liability insurance coverage for the Protandim product that we believe is adequate for our needs. We have also obtained commercial property and liability coverage, as well as directors’ and officers’ liability insurance.
Intellectual Property
     The Protandim product is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including SOD and CAT. The patents and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation.
     We use commercially reasonable efforts to protect our intellectual property and license rights through patent protection, trade secrets, and contractual protections, and intend to continue to develop a strong brand identity in the Protandim® trademark.

     Our intellectual property is covered, in part, by three U.S. patents issued on July 10, 2007, June 10, 2008 and August 25, 2009. An additional U.S. Utility Patent application is pending in the U.S. Patent and Trademark Office and additional filings are anticipated. Corresponding applications directed to the Protandim formulation are pending in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods, and methods of manufacture of various compositions, including those embodied by the Protandim product. The expected duration of our patent applications is through March 23, 2025.
     Protandim® is a registered trademark in the United States, Canada, China, the European Community, Japan and Taiwan. We have applied for protection of the Protandim mark in China, and Mexico.
     We have applied for registration of the trademark LifeVantage in Canada and through the World Intellectual Property Organization (WIPO). We have registered the mark LifeVantage® in the United States and Mexico and through WIPO in Australia, China, Japan and the European Community. We also have pending applications for the mark LifeVantage TrueScience™ in the United States, Mexico, Australia, China, Japan, the European Community, and Switzerland. The LifeVantage TrueScience® mark is registered in Norway and Singapore.
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
Governmental Regulations
FDA Regulations
     The formulation, manufacturing, packaging, labeling, and advertising of Protandim and the Company’s personal care line of products are subject to regulation by the Food and Drug Administration (“FDA”). The Company is not required to obtain FDA pre-market approval to sell the Protandim supplement.
     The Protandim product is marketed as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. In 1994, DSHEA established a new framework governing the composition and labeling of dietary supplements.
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
     While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of the Protandim supplement, we cannot guarantee that the FDA will never inform the Company that the FDA believes some violation of law has occurred. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. An enforcement action could include a warning letter that informs us of alleged violations. Although we would be entitled to take corrective action in response to any such warning letter, the issuance of a warning letter will be public information. That information could affect our relationships with our investors, vendors, and consumers. The FDA could also initiate other types of enforcement actions, including actions for product seizure, inspection, and/or criminal prosecution.

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
     The laws and regulations governing network marketing are modified from time to time, and, like other network marketing companies, we may be subject from time to time to government investigations related to our network marketing activities. This may require us to make changes to our business model and aspects of our compensation plan.
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
     Under the record keeping requirements, LifeVantage is considered to be a “nontransporter” of Protandim® products and must maintain certain records required of nontransporters. We are in the process of ensuring that we keep all appropriate records required by the Bioterrorism Act.

Potential FDA and Other Regulation
     We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. For example, the FDA is currently developing a written guidance for New Dietary Ingredients (“NDI”) which will clarify the FDA’s interpretation of the new dietary ingredient statute. Increased FDA enforcement could lead the FDA to challenge dietary supplements already being sold in the United States and is likely to make the introduction and use of novel (new) dietary ingredients in dietary supplements more difficult.
     The Dietary Supplement and Nonprescription Drug Consumer Protection Act, Public Law 109-462, became effective on December 22, 2007. The law requires us to report to the FDA all serious adverse events and to maintain for six years records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including Protandim, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event with such product. The label of Protandim complies with that statutory provision.
Results of Operations
     We commenced sales of Protandim in February 2005. For the fiscal years ended June 30, 2010 and 2009, we generated revenues of $11,478,460 and $4,141,304, respectively, and incurred net losses of $11,048,328 and $9,114,634, respectively.
     Our expenditures have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of the Protandim supplement. In the third and fourth quarters of our 2009 fiscal year, we assumed substantial overhead costs as we entered the network marketing sales channel, including expenses related to the addition of new personnel, legal and marketing expenses necessary to launch the sales channel. In addition, legal expenses related to the complaint filed, and since settled, by Zrii were unanticipated and costly. See “Legal Proceedings” for more information.
     Employees
     As of June 30, 2010, we had approximately 33 full time employees, including three officers. We outsource our manufacturing and distribution operations to minimize the number of our employees.
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

ITEM 1A — RISK FACTORS
          Because of the following risks, as well as other risks affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks described below are those we currently believe could materially affect us. The following risk are not necessarily all of the important factors that could cause our actual results of operations to differ materially from those expressed in the forward-looking statements in this report.
Risk Factors Relating to Our Company
We have a limited operating history and lack of sufficient revenues from operations.
     We did not generate any significant revenues from the sale of Protandim until the last six months of fiscal 2005. For the fiscal years ended June 30, 2010 and 2009, we generated revenues of $4,141,304 and $11,478,460, respectively. For fiscal year ended June 30, 2010, we incurred a net loss of $11,048,328 and for our fiscal year ended June 30, 2009, we incurred a net loss of $9,114,619. We may not be successful in continuing to increase revenues or in achieving or sustaining profitability.
We may not be successful in expanding our operations.
     Our ability to finance future operations will depend on our ability to generate additional revenues and profits from operations. Management has projected that existing cash on hand will be sufficient to allow us to continue operations through June 30, 2011. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels.
If we are able to expand our operations, we may be unable to successfully manage our future growth
     Since we initiated our network marketing sales channel in fiscal 2009, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.
We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could cause us to fail to timely and accurately report our financial results or prevent fraud, or result in restatements of our financial statements. As a consequence, shareholders could lose confidence in our financial reporting and our stock price could suffer.
          In connection with the preparation of our financial statements included in this report, as well as certain previously issued financial statements, we concluded that there were material weaknesses in our internal control over financial reporting as described in “Item 9A. Controls and Procedures.” We restated our interim condensed consolidated financial statements for the quarter ended September 30, 2009, in large part due to these inadequate internal control over financial reporting. These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
     Although we have begun implementing processes intended to remediate the material weaknesses we have identified, no assurances can be given when we will remediate all of the material weaknesses we identified or that we will be successful. Further, if we do not successfully remediate any known material weaknesses in a timely manner, we could be subject to sanctions by regulatory authorities such as the SEC or investor perceptions could be negatively affected, each of which could have an adverse effect on our business, financial condition or results of operations.

We may need to raise additional capital.
     If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional capital, which may be dilutive to our existing shareholders. The amount of dilution could be increased by the issuance of securities with dilutive characteristics, such as anti-dilution clauses or price resets. In addition, if we raise additional funds by issuing securities, the market price of our common stock may decline. If we are unable to raise additional capital in a timely manner, we would be forced to liquidate some or all of our assets, or to curtail, suspend, or cease all or certain of our operations.
     In addition, our ability to raise debt financing is limited. The terms of our outstanding convertible debentures due November 2011 generally prohibit us from incurring any indebtedness for borrowed money of any kind without the consent of the holders of at least a majority of the principal amount of the then outstanding debentures.
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
Our failure to comply with certain covenants contained in our convertible debentures due November 2011 could require us to redeem such debentures at a premium.
     Our convertible debentures due between November 2011 and February 2012 provide that if (i) our company is a party to any change of control transaction; (ii) our reporting requirements under the Exchange Act are suspended or terminated; (iii) we fail for any reason to satisfy the current public information requirement under Rule 144; or (iv) our common stock is not listed or quoted on a national securities exchange or the OTC Bulletin Board, the holders of such debentures may elect to have us redeem their debentures at an amount equal to the sum of 130% of the then outstanding principal amount and 100% of accrued and unpaid interest.
     Our ability to comply with these covenants may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to breach any of these covenants and the holders elected to have us redeem their debentures, we may not have the cash on hand to effect the required redemption and may not be able to raise it, thereby impairing our ability to operate our business or forcing us to seek bankruptcy protection. Even we did have the cash on hand, the use of such cash to redeem the debentures would impair our ability to fund ongoing operations, and if we were able raise additional capital to redeem the debentures, we may be required to issue securities that would be dilutive to our stockholders.
We could be exposed to certain environmental liabilities due to our past operations and property ownership.
     During the 1990s, we owned mining properties in the Yaak River mining district of Montana. We never conducted any mining operations or ore processing on these properties, nor have we performed on-site environmental studies on these properties. The State of Montana Department of Environmental Quality believed that the properties may contain residues from past mining. We may be liable for material environmental liabilities associated with these properties.
     In addition, until November 2004, we owned land in Lawrence, Colorado. We are not aware of any environmental liabilities with respect to this land. The party that acquired the land from us assumed any environmental liability related to the land. Nonetheless, a governmental agency or a private party could seek to hold us accountable for such environmental liabilities, if any.

Risk Factors Relating to our Business and Industry
We primarily depend on a single product for our revenue.
     Although we have introduced new products, we primarily sell Protandim. We cannot rely on a broad portfolio of other products to support our operations in the event we experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim. We may be unable to sustain or increase the price or sales levels for Protandim.
The dietary supplement market is highly competitive.
     The dietary supplements retail market is large and highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, distribution and marketing capabilities. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Our network marketing sales channel may not be successful.
     In fiscal 2009, we initiated a network marketing sales channel through which independent distributors enter into agreements with us to sell Protandim® and other products that we may introduce in the market. Our independent distributors may terminate their services at any time, and, like most network marketing companies, we have experienced and are likely to continue to experience turnover among independent distributors. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors. We may change the manner in which we use our networking sales channel or discontinue it completely if its benefits do not outweigh its expenses and risks.
The loss of key high-level distributors could negatively impact the growth of our network marketing sales channel.
     Our independent distributors, together with their extensive networks of downline distributors, currently account for substantially all of our sales. We compete with other network marketing companies to attract and retain productive independent distributors. The loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact the growth of our network marketing sales channel.
Independent distributor activities that violate laws could result in governmental actions against us and could otherwise harm our business.
     Our independent distributors are independent contractors. They are not employees and they act independently of us. The network marketing industry is subject to governmental regulation. We implement strict policies and procedures to try to ensure that our independent distributors comply with laws. Any determination by the Federal Trade Commission or other governmental agency that we or our distributors are not in compliance with laws could potentially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers.
Network marketing is heavily regulated.
     Various government agencies throughout the world regulate network marketing practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets because of these laws.
Our business is subject to strict government regulations.
     The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
     Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with new rules without incurring additional expenses, which could be significant.
Future laws may hinder or prohibit the production or sale of our existing products and any future products.
     We may be subject to additional laws in the future. See “Business—Government Regulations.” In addition, laws with which we currently comply may be amended or interpreted more stringently. New laws or new interpretations of current laws could require us to reformulate our products to meet new standards, impose additional ingredient restrictions or impose additional claim restrictions.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
     The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that our patents or other agreements will adequately protect our intellectual property. In addition, we could be required to expend significant amounts to defend our rights to proprietary information, and may not be successful in such defense. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with [certain employees, consultants and other parties] to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
Other parties might claim that we infringe on their intellectual property rights.
     Although the dietary supplement industry has historically been characterized by products with naturally occurring ingredients, recently it is becoming more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Third parties may assert intellectual property infringement claims against us despite our efforts to avoid such infringement. Such claims could prevent us from offering competitive products or result in litigation or threatened litigation.
Unfavorable publicity could materially hurt our business.
     We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as products distributed by other companies. Future scientific research or publicity may not be favorable to our industry or any particular product. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.
We are subject to the risk of investigatory and enforcement action by the FTC.
     We will always be subject to the risk of investigatory and enforcement action by the FTC based on our advertising claims and marketing practices. The FTC routinely reviews product advertising, including websites, to identify significant questionable advertising claims and practices. The FTC has brought many actions against dietary supplement companies based upon allegations that applicable advertising claims or practices were deceptive or not substantiated. If the FTC initiates an investigation, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Any investigation may be very expensive to defend and may result in an adverse ruling or in a consent decree.
Challenges by regulatory authorities or private parties to the form of our network marketing system or other regulatory compliance issues could harm our business.
     Both regulatory authorities and private parties, including our independent distributors, may challenge the form of our network marketing system or elements of our network marketing system. Adverse rulings in any case filed against a network marketing company, even if it is not against us, could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties.
Our business is susceptible to product liability claims.
     The manufacture and sale of any product for human consumption raises the risk of product liability claims. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, sales process or even due to tampering by unauthorized third parties. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. Even with the insurance we have obtained, there is a risk that our insurance will not cover our potential exposure completely or would fail to cover a particular claim, in which case we may not have the financial resources to satisfy such claim. In addition, certain types of damages, such as punitive damages, are not covered by our insurance policy.
We are dependent upon third parties to manufacture our product.
     We currently only use one manufacturer for each of our products. We are dependent on the uninterrupted and efficient operation of these manufacturers’ facilities. If any of our current manufacturers are unable to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Raw material for our product may be difficult to obtain or expensive.
     Raw materials account for a significant portion of our manufacturing costs. Suppliers may be unable or unwilling to provide the raw materials our manufacturers need in the quantities requested, at a price we are willing to pay, or that meet our quality standards. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions and changes in government regulations. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands.
Product returns may adversely affect our business.
     Returns are part of our business. We offer a 30-day, money back unconditional guarantee to all customers. Our return rate since the inception of selling activities is 1% to 4% of sales. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. Future return rates or costs associated with returns may increase. In addition, to date, product expiration dates have not played any role in product returns; however, it is possible they will increase in the future.
The loss of key personnel could negatively impact our business.
     Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team, as well as, scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. In addition, competition for executive and senior staff in the dietary supplement market is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel.
     All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management or scientific staff.

Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
     In fiscal year 2010 we launched international operations in Mexico and Japan. During such year we derived less than 10% of our revenues from our international operations. As part of our business strategy, we intend to expand our international presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
•	political and economic instability of foreign markets;

•	foreign governments’ restrictive trade policies;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the imposition of, or increase in, duties, taxes, government royalties, or non-tariff trade barriers;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international marketing efforts;

•	problems entering international markets with different cultural bases and consumer preferences; and

•	fluctuations in foreign currency exchange rates.
     Any of these risks could have a material adverse effect on our international operations and our growth strategy.
Risks Related to Ownership of Our Common Stock
Our common stock is currently classified as penny stock.
     Purchase and sale transactions involving penny stocks are subject to additional requirements. Under Rule 15g-9 promulgated under the Exchange Act, broker-dealers who sell or effect the purchase of penny stock to persons other than established customers or in certain exempted transactions, must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may limit the ability of our shareholders to sell their shares of our common stock.
If we need additional financing in the future and are required to issue securities that are priced at less than the conversion price of our convertible debentures or the exercise price of warrants, it will result in additional dilution.
     All of the debentures and warrants we have outstanding contain provisions that will require us to reduce, respectively, the conversion price and exercise price thereof if we issue additional securities while such debentures and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of the debentures or the exercise price of the warrants currently outstanding. If this were to occur, our stockholders would sustain material dilution in their ownership interest.
If the holders of our outstanding convertible debentures, warrants and options convert and exercise their securities into common stock, we will issue up to 74,967,425 shares, which will materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
     As of June 30, 2010, we had 61,494,849 shares of common stock outstanding. In addition, we may elect to pay all principal and accrued interest on our convertible debentures that mature on September 26, 2010 and October 31, 2010 in shares of common stock. If we were to pay all such principal in shares of common stock we would issue an aggregate of 4,625,000 shares. We also have outstanding convertible debentures that convert into an additional aggregate of 23,226,400 shares of common stock (assuming conversion at the current conversion price and assuming payment of all accrued interest in cash), warrants that are exercisable for an aggregate of 38,580,294 shares of common stock and stock options outstanding for an aggregate of 8,535,731 shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
The market price of our securities could be adversely affected by sales of restricted securities.
     Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. In addition, the shares of common stock we may issue upon conversion of debentures or the cashless exercise of warrants described above may also be sold in compliance with Rule 144. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time. Historically, the trading volume of our common stock has been low and the market may not be able to absorb the sale of a substantial number of shares. In addition, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.
Our stock price may experience future volatility.
     The trading price of our common stock has historically been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control, and some of which do not have a strong correlation to our operating performance.
Our common stock has historically been illiquid.
     The average daily trading volume of our common stock on the over-the-counter market was approximately 125,000 shares per day over the fiscal year ended June 30, 2010. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
Substantial sales of shares may impact the market price of our common stock.
     If our shareholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate.
We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.
     We have paid no cash dividends on any of our classes of capital stock to date. In addition, we are currently restricted from paying any dividends on our common stock under the terms of our outstanding convertible debentures due November 2011. Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2 — PROPERTIES
Corporate Offices
     The lease for our corporate headquarters in South Jordan, Utah is a thirty nine (39) month sublease for approximately 9,600 rentable square feet of office space. The lease term began in February 2009.
     Our San Diego office is approximately 3,200 square feet of office space which we lease under a 5-year lease that began in November 2008.

     In addition, in June 2009 we entered into a recurring three (3) month lease agreement for office space in Mexico City, Mexico for approximately 150 square feet.
Warehouse Facilities
     In September 2009 we entered into an arrangement with Integracore Fulfillment in Salt Lake City, Utah for assembling distributor kits and fulfillment related to our network marketing sales channel. There is no long term agreement related to this arrangement.
ITEM 3 — LEGAL PROCEEDINGS
     On February 27, 2009, Zrii, LLC filed a complaint against the Company and two former Zrii independent contractors in the United States District Court for the Southern District of California. This lawsuit was completely and permanently settled on December 18, 2009. On that day, the Company and Zrii executed a Settlement Agreement which, among other things, (1) released all claims that each party, including their respective associated individuals, had against one another, (2) provided for the dismissal with prejudice of the lawsuit and (3) called for the payment of $400,000 by the Company to Zrii. That payment was timely made on December 18, 2009. The Stipulation of Dismissal of the lawsuit was filed with the Court on December 18, 2009. The Order of Dismissal with Prejudice was entered on December 21, 2009.
ITEM 4 — (REMOVED AND RESERVED)
     None.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
     Since February 2, 2007, our common stock has been quoted on the OTC Bulletin Board under the symbol “LFVN.” From October 5, 2004 to February 1, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “LFLT.”
     The table below sets forth for the fiscal quarters indicated the reported high and low bid prices of our common stock, as quoted on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	2010		2009
	High	Low	High	Low
First Quarter	$0.71	$0.33	$0.23	$0.13
Second Quarter	$0.44	$0.20	$0.20	$0.07
Third Quarter	$0.47	$0.26	$0.78	$0.16
Fourth Quarter	$0.80	$0.38	$0.94	$0.45
     Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2010, we had 290 shareholders of record and 61,494,849 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.

Dividends
     We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. In addition, the terms of our outstanding convertible debentures due November 2011 prohibit us from paying cash dividends or distributions on our common stock as long as any portion of such debentures remain outstanding without the consent of the holders of at least a majority of the principal amount of the then outstanding debentures. Even absent such restriction, we currently intend to retain our future earnings, if any, for use in our operations and the expansion of our business.
Securities Authorized for Issuance under Equity Compensation Plans

(c) Number of securities
		(b) Weighted-	remaining available for
	(a) Number of	average exercise	future issuance under
	securities to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	8,535,731	$0.50	304,269

     The Company’s board of directors approved an increase to the shares reserved for issuance under the Company’s 2007 Long-Term Incentive Plan from 6,000,000 shares to 10,000,000 shares and this increase was approved by the Company’s shareholders at the 2009 Annual Meeting. In June 2010 we issued 1,160,000 shares of restricted stock to distributors under our equity compensation plan.
Unregistered Sales of Securities
     Effective June 30, 2009 and August 5, 2009, the Company sold 6,869,369 unregistered shares of common stock at a price of $0.35 per share. In connection with these issuances, the Company also issued warrants exercisable for 1,373,852 shares of its common stock. The warrants have an exercise price of $0.50 per share and may be exercised at any time following issuance during the three-year exercise period.
     Effective November 18, 2009, December 11, 2009, December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $5,000,000 of 8% convertible debentures and warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share. Each investor received a debenture in the principal amount equal to such investor’s aggregate subscription amount less the amount equal to the quotient obtained by dividing such aggregate subscription amount by $1,000. The debenture is convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.20, subject to adjustment including anti-dilution protection. Each investor also received a warrant to purchase that number of shares of the Company’s common stock that equals 50% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.20. The Company issued debentures in the aggregate principal amount of $4,995,000 and warrants to purchase an aggregate of 12,499,999 shares of the Company’s common stock. The Company also issued warrants to purchase an aggregate of 2,497,500 shares of the Company’s common stock to placement agents in conjunction with this offering.
     The maximum number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants the Company issued in this offering is, respectively, 24,974,999 and 14,997,499, assuming the conversion price and exercise price is the initial conversion price and exercise price at the time of conversion and/or exercise.
     The issuances described above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and/or Rule 506 promulgated thereunder. The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.
ITEM 6 — SELECTED FINANCIAL DATA
     Not applicable.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.

Overview
     We are a dietary supplement company that manufactures, markets, distributes, and sells Protandim, a patented dietary supplement intended to increase the body’s natural antioxidant protection by inducing multiple protective enzymes including superoxide dismustase (SOD) and catalase (CAT) through network marketing and direct-to-consumer sales channels. We also sell our LifeVantage TrueScience Anti-Aging Cream, a skin care product, through the same channel.
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
Our Products
     We primarily sell a single product, Protandim, and in June 2009 we began selling our LifeVantage TrueScience™ Anti-Aging Cream (“LifeVantage TrueScience”) which incorporates the ingredients in Protandim and other proprietary ingredients. We developed Protandim, a proprietary blend of ingredients that combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes including SOD, CAT, and glutathione synthase.
     We sell Protandim and LifeVantage TrueScience through our network marketing sales channel utilizing independent distributors and directly to individuals through our preferred customer program.
     To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality, which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of the efficacy of Protandim to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we may not be successful in this endeavor.
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
Results of Operations
     We commenced sales of Protandim in February 2005. For the fiscal years ended June 30, 2010 and 2009, we generated net revenues of, $11,478,460 and $4,141,304, respectively, and incurred net losses of $11,048,328 and $9,114,634, respectively. Beginning in fiscal year 2009, we began sales of kits, marketing materials and other sales aides to distributors in addition to the sales of Protandim.
     Our expenditures have consisted primarily of marketing expenses, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim.
     To meet our increased expense requirements and achieve profitability, our sales must continue to increase. Our revenue is highly dependent upon the number and productivity of our independent distributors. Growth in our sales volume requires an increase in the productivity and/or growth in the total number of our independent distributors.

     If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional financing. Additional financing may be dilutive to our existing shareholders. If we are unable to obtain sufficient financing, or increase our revenues, we will be required to reduce the scope of our existing and\or planned operations, which could harm our business, financial condition and operating results.
Comparison of Years Ended June 30, 2010 and 2009
     Sales. We generated net sales of $11,478,460 during the year ended June 30, 2010 and $4,141,304 during the year ended June 30, 2009 primarily from the sale of Protandim and TrueScience. The increase in sales of $7,337,156 was due to significant growth in our network marketing channel.
     Gross Margin. Cost of sales were $1,905,992 for the year ended June 30, 2010, and $852,804 for the year ended June 30, 2009, resulting in a gross margin of $9,572,468, or 83%, and $3,288,500, or 79%, respectively. The increase in margin of $6,283,968 is due to the increase in sales as well as a slight increase in margin percentage due to cost savings realized from our new contract manufacturer during the year.
     Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2010 were $16,894,420 as compared to operating expenses of $11,093,578 for the fiscal year ended June 30, 2009. Operating expenses consist of sales and marketing expenses, general and administrative, research and development, and depreciation and amortization. Our launch of our network marketing sales channel contributed to the increase in operating expenses.
     Sales and Marketing. Sales and marketing expense for the fiscal year ended June 30, 2010 was $8,481,496 compared to $4,107,768 in fiscal year 2009 representing an increase of $4,373,728 in fiscal year 2010. This increase was due primarily to commissions incurred on increased sales.
     General and Administrative. Our general and administrative expense for the fiscal year ended June 30, 2010 was $7,765,331 compared to $6,588,414 in fiscal year 2009. The increase of $1,176,917 was primarily due to an increase in stock-based compensation expense and costs associated with increased headcount.
     Research and Development. Our research and development expense for the fiscal year ended June 30, 2010 was $392,691 compared to $224,366 in fiscal year 2009. The increase of $168,325 was due to increased fees for our Scientific Advisory Board and research contracts with the University of Colorado.
     Depreciation and Amortization. Depreciation and amortization for the fiscal year ended June 30, 2010 was $254,902 compared to $173,030 in fiscal year 2009. The increase of $81,872 is primarily due to amortization of intangible assets acquired during the year ended June 30, 2010.
     Net Other Expense. We recognized net other expense for the fiscal year ended June 30, 2010 of $3,726,376 as compared to $1,309,556 in fiscal year 2009. The increase in other expense of $2,416,820 is largely the result of increased interest expense related to our private placements and convertible debentures that we sold in private placement transactions which closed in fiscal 2010 and the fair market valuation of our related derivative warrant and conversion liabilities.
     Net Loss. Our net loss for the fiscal year ended June 30, 2010 was $11,048,328 as compared to the net loss of $9,114,634 for the fiscal year ended June 30, 2009. This represents an increase in net loss of $1,933,694.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of Protandim and our LifeVantage TrueScience Anti-Aging Skin Cream, and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our products and funds raised from our 2009 private placement financing transactions which closed in 2009 and 2010.
     In August 2009, we completed a sale of shares of common stock and warrants to purchase Common Stock. We sold 2,583,668 shares of common stock at a purchase price of $0.35 per share and issued warrants exercisable for 516,724 shares of Common Stock, for gross proceeds of $904,283. The warrants sold in the Offering have an exercise price of $0.50 per share and may be exercised at any time during the three-year period following the issuance.

     Between November 2009 and February 2010, the Company issued convertible debentures in aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. The Company received aggregate net cash proceeds of $4,035,687, after deducting placement fees $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. In conjunction with these convertible debentures the Company issued warrants to purchase an aggregate of 14,997,499 shares of the Company’s common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,866 shares of common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture.
     At June 30, 2010, our available liquidity was $1,637,676 including available cash and cash equivalents. This represented an increase of $1,028,881 from the $608,795 in cash, cash equivalents and marketable securities as of June 30, 2009. During the fiscal year ended June 30, 2010, our net cash used by operating activities was $4,499,483 as compared to net cash used by operating activities of $5,206,904 during the fiscal year ended June 30, 2009. Our cash used by operating activities during the fiscal year ended June 30, 2010 decreased primarily as a result of a decrease in our operating loss as compared to the prior year.
     During the fiscal year ended June 30, 2010, our net cash provided by investing activities was $178,296 primarily due to the redemption of available-for-sale marketable securities offset by purchases of equipment and intangible assets. During the fiscal year ended June 30, 2009, our net cash provided by investing activities was $204,492, primarily due to the redemption of available-for-sale marketable securities offset by purchases of equipment.
     Cash provided by financing activities during the fiscal year ended June 30, 2010 was $5,381,845, compared to cash provided by financing activities of $5,414,324 during the fiscal year ended June 30, 2009. Cash provided by financing activities during the fiscal year ended June 30, 2010 was primarily from proceeds from our convertible debenture offerings in 2010. Cash provided by financing activities during the fiscal year ended June 30, 2009 was primarily from proceeds from our private placement offerings in 2009 and proceeds from a revolving line of credit borrowed against our marketable securities.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. This portfolio of auction rate preferred securities (“ARPS”) of AA and AAA rated closed-end funds, which historically have been extremely liquid, has been adversely affected by the broader national liquidity crisis. We have negotiated a repurchase plan with the financial institution holding these securities.
     We have a line of credit, secured by our marketable securities, which allows us to borrow up to 80% of the value of the marketable securities. Based upon that line of credit, our management has classified 80% or $340,000 of our marketable securities as short term. The remaining 20% or $85,000 of our marketable securities that may not be available in the current year is classified as long term. However, future economic events could change the portions of these classified as short term and long term.
     At June 30, 2010, we had working capital (current assets minus current liabilities) of $(2,103,899) compared to working capital of ($748,353) at June 30, 2009. The decrease in working capital was due primarily to $(1,444,331) of short-term derivative conversion liability related to our 2007 debenture financing and $(702,361) of short-term convertible debt from our 2007 debenture financing.
     We intend to convert our short-term debentures and related derivative liabilities into 4,625,000 shares of our common stock during the first half of our fiscal 2011. The conversions should bring our negative working capital to zero or slightly positive. Based on our forecasted cash flow for fiscal 2011 we have determined that cash on hand will be sufficient to fund our operations through June 30, 2011 and the foreseeable future thereafter.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of the period ended June 30, 2010.
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
Allowances for Product Returns
     We record allowances for product returns at the time we ship the product based on estimated return rates of 1% to 4%. We offer a 30-day, money back unconditional guarantee to all customers. In addition, up to 30% of a distributer’s orders in the prior 12 months may be eligible for a return and refund subject to certain limitations. As of June 30, 2010, our shipments of approximately $1,830,840 were subject to the money back guarantee. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased within the prior twelve months, subject to certain consumption limitations.
     We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $343,900 on June 30, 2010, compared with $68,500 on June 30, 2009. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
     We state inventories at the lower of cost or market on a first-in first-out basis. From time to time, we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded no reserves for obsolete inventory as of June 30, 2010 because our product has a shelf life of at least 3 years based upon testing performed quarterly in an accelerated aging chamber at our manufacturer’s facility.
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

Stock-Based Compensation
     We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance.
Research and Development Costs
     We have expensed all of our payments related to research and development activities.
Commitments and Obligations

	Payments due by period
	Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Convertible Debt Obligations (subject to conversion to common stock)	5,570,280	925,000	4,645,280	—
Operating Lease Obligations	730,221	316,318	305,809	108,094
Revolving line of Credit	433,985	433,985	—	—

Total	6,734,486	1,675,303	4,951,089	108,094

Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification (the Codification) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009.
     Standards Implemented
     Effective January 1, 2009, the Company adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosure Topic of the Codification, as it relates to the measurement of nonfinancial assets and liabilities on a non-recurring basis. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.
     Effective January 1, 2009, the Company adopted enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance as required by the Derivatives and Hedging Topic of the Codification.
     Effective June 30, 2009, the Company adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. The adoption of these provisions did not have an impact on the Company’s Consolidated Financial Statements.
     Effective January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, and requires additional disclosures regarding fair value measurements.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK
     Not applicable.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 is set forth in the financial statements included in Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A — CONTROLS AND PROCEDURES
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Identified Material Weaknesses
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of June 30, 2010. In particular, we concluded that we did not maintain:
1.	Sufficient personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of technical accounting principles in accordance with GAAP to support our financial accounting and reporting functions;

2.	Adequate oversight of certain accounting functions and did not maintain adequate documentation of management review and approval of accounting transactions and financial reporting processes;

3.	Formal policies governing certain accounting transactions and financial reporting processes; and

4.	A whistleblower hotline.
     An independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of June 30, 2010.
Management’s Remediation Initiatives
     We are in the process of evaluating our material weaknesses. We have already begun to remediate many of the material weaknesses. In an effort to remediate the identified material weaknesses and other deficiencies and to enhance our internal control over financial reporting, we have initiated, or plan to initiate, the following series of measures:

1.	Hire staff with experience managing and working in the corporate accounting department of a publicly traded company;

2.	Implement appropriate management oversight and approval activities;

3.	Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies; and

4.	Establish a whistleblower hotline and communicate it to appropriate Company stakeholders.
     We anticipate that the above four initiatives will be at least partially, if not fully, implemented by March 31, 2011. Additionally, we plan to test our updated controls and remediate our material weaknesses by June 30, 2011.
Conclusion
     The above identified material weaknesses resulted in material audit adjustments to our 2010 financial statements. If the identified material weaknesses are not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements in a future interim or annual period.
     In light of the identified material weaknesses, management performed (1) significant additional substantive review of those areas described above, and (2) additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
ITEM 9B — OTHER INFORMATION
     None.
PART III
     The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this report.
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference to the information to be set forth in the Proxy Statement.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are being filed as part of this report:
Financial Statements
See the information beginning on page F-1 of this report.
Exhibits
     See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeVantage Corporation. a Colorado corporation
By:	/s/ David W. Brown
David W. Brown
Its:	Chief Executive Officer
Date:	September 15, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ David W. Brown David W. Brown	September 15, 2010	Chief Executive Officer; Director (Principal Executive Officer)

/s/ Carrie E. Carlander Carrie E. Carlander	September 15, 2010	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Garry Mauro Garry Mauro	September 15, 2010	Chairman of the Board

/s/ James D. Crapo James D. Crapo	September 15, 2010	Chairman of the Audit Committee

/s/ Joe M. McCord Joe M. McCord	September 15, 2010	Director

/s/ Richard D. Jones Richard D. Jones	September 15, 2010	Director

/s/ Doug Robinson Doug Robinson	September 15, 2010	Director

/s/ C. Mike Lu C. Mike Lu	September 15, 2010	Director

/s/ Kay Stout Manovich Kay Stout Manovich	September 15, 2010	Director

Exhibit
No.	Document Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 28, 2006, and incorporated herein by reference.

4.1	Form of Warrant.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

4.2	Form of Convertible Debenture.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

4.3	Form of 2009 Private Placement Warrant.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-K (File No. 000-30489), filed September 28, 2009, and incorporated herein by reference.

4.4	Form of 2009 Unit Subscription Agreement.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-K (File No. 000-30489), filed September 28, 2009, and incorporated herein by reference.

4.5	Form of Debenture issued in connection with November 2009 Financing.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on November 18, 2009, and incorporated herein by reference.

4.6	Form of Warrant issued in connection with November 2009 Financing.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on November 18, 2009, and incorporated herein by reference.

4.7	Amendment to Debentures and Warrants, dated as of December 11, 2009.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

4.8	Form of Restated Debenture issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

4.9	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

4.10	Form of 8% Convertible Debentures issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

4.11	Form of Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

10.1	Form of Unit Warrant Certificate.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

10.2	Form of Bridge Warrant Certificate.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

10.3	Form of Placement Agent Warrant Certificate.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

10.4	Form of Placement Agent Warrant Certificate.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2/A (File No. 333-126288), filed on February 6, 2006, and incorporated herein by reference.

Exhibit
No.	Document Description	Incorporation by Reference
10.5#	LifeVantage Corporation 2007 Long-Term Incentive Plan.	Filed with the LifeVantage Proxy on Form 14-A (File No. 000-30489) dated October 20, 2006, and incorporated herein by reference.

10.6	Lease dated July 1, 2008 between Bernardo Regency, L.L.C. and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (file No. 000-30489), filed on September 23, 2008, and incorporated herein by reference.

10.7	Sublease dated March 1, 2009 between Broadweave Networks Inc. and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-K (File No. 000-30489), filed September 28, 2009, and incorporated herein by reference.

10.8	Agreement between Cornerstone Research and Development and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-K (File No. 000-30489), filed September 28, 2009, and incorporated herein by reference.

10.9	Confidential Termination Agreement and General Release of Claims dated February 14, 2007 between Gerald J. Houston and the Company.	Filed as an exhibit to LifeVantage Corporation’s Quarterly Report on Form 10-QSB (file No. 000-30489), filed on May 14, 2007, and incorporated herein by reference.

10.10	Letter Agreement dated June 1, 2007 between Aspenwood Capital and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

10.11	Letter Agreement dated September 28, 2007 between Bolder Venture Partners and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

10.12	Purchase Agreement between General Nutrition Distribution, LP and LifeVantage Corporation, dated June 21, 2006.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

10.13#	Employment Agreement, dated January 10, 2008, between LifeVantage Corporation and David W. Brown.	Filed as an exhibit to LifeVantage Corporation’s Current Report on Form 8-K (File No. 000- 30489), filed on January 16, 2008, and incorporated herein by reference.

10.14#	LifeVantage Compensation Plan.	Filed herewith.

10.15#	Scientific Advisory Board Agreement effective as of October 1, 2009 by and between the LifeVantage Corporation and Joe McCord, Ph.D.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

10.16	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on November 18, 2009, and incorporated herein by reference.

10.17	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

10.18#	First Amendment to Chief Executive Officer Employment Agreement dated December 15, 2009 between the LifeVantage Corporation and David W. Brown.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

10.19	Settlement Agreement dated December 18, 2009 by and between Zrii, LLC and William F. Farley, on the one hand, and the LifeVantage Corporation, Wellness Acquisition Group, and the other parties thereto, on the other hand.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

10.20	Amendment to and Acknowledgement of Cancellation of Promissory Note Agreement dated February 4, 2010 by and between the LifeVantage Corporation and C. Mike Lu.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on February 16, 2010, and incorporated herein by reference.

10.21	Securities Purchase Agreement dated December 31, 2009, among the LifeVantage Corporation and the purchaser parties thereto.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

Exhibit
No.	Document Description	Incorporation by Reference
10.22	Securities Purchase Agreement dated January 20, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

10.23	Securities Purchase Agreement dated February 4, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

10.24	Securities Purchase Agreement dated February 26, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Incorporated by reference to LifeVantage Corporation’s Form 8-K (File No. 000-30489), filed on May 14, 2010, and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed as an exhibit to LifeVantage Corporation’s Annual Report on Form 10-KSB (File No. 000-30489), filed on October 13, 2005, and incorporated herein by reference.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
LifeVantage Corporation
San Diego, California
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Ehrhardt Keefe Steiner & Hottman PC
September 15, 2010
Denver, Colorado

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of,
	June 30, 2010	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,637,676	$608,795
Restricted Cash	—	259,937
Marketable securities, available for sale	340,000	520,000
Accounts receivable, net	401,597	648,116
Equity raise receivable	—	119,750
Inventory	493,858	740,014
Prepaid expenses and deposits	153,864	89,220

Total current assets	3,026,995	2,985,832
Long-term assets
Marketable securities, available for sale	85,000	130,000
Property and equipment, net	196,353	274,741
Intangible assets, net	2,045,471	2,175,281
Deferred debt offering costs, net	844,792	83,023
Deposits	28,613	66,795

TOTAL ASSETS	$6,227,224	$5,715,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$770,941	$2,029,290
Commissions payable	591,035	121,635
Reserve for sales returns	343,937	68,542
Other accrued expenses	809,507	631,847
Customer deposits	34,797	—
Escrow for equity offering	—	259,937
Revolving line of credit and accrued interest	433,985	581,444
Short-term derivative liabilities	1,444,331	—
Short-term convertible debt, net of discount	702,361	—
Capital lease obligations, current portion	—	41,490

Total current liabilities	5,130,894	3,734,185
Long-term liabilities
Deferred rent	27,191	23,677
Derivative liabilities	17,123,119	8,429,710
Convertible debt, net of discount	121,014	382,194

Total liabilities	22,402,218	12,569,766

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000,000 shares authorized and 61,494,849 and 53,968,628 issued and outstanding as of June 30, 2010 and 2009, respectively	61,495	53,969
Additional paid-in capital	21,457,145	16,964,927
Accumulated deficit	(37,661,857)	(23,872,990)
Accumulated other comprehensive income	(31,777)	—

Total stockholders’ deficit	(16,174,994)	(6,854,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,227,224	$5,715,672

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended,
	June 30, 2010	June 30, 2009
Sales, net	$11,478,460	$4,141,304

Cost of sales	1,905,992	852,804

Gross profit	9,572,468	3,288,500
Operating expenses:
Sales and marketing	8,481,496	4,107,768
General and administrative	7,765,331	6,588,414
Research and development	392,691	224,366
Depreciation and amortization	254,902	173,030

Total operating expenses	16,894,420	11,093,578

Operating loss	(7,321,952)	(7,805,078)
Other income and (expense):
Interest expense, net	(6,828,049)	(1,309,556)
Change in fair value of derivative liabilities	3,101,673	—

Total other income (expense)	(3,726,376)	(1,309,556)

Net loss	$(11,048,328)	$(9,114,634)

Net loss per share, basic and diluted	$(0.19)	$(0.23)

Weighted average shares outstanding, basic and diluted	57,373,483	40,360,592

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
For the years ended June 30, 2010 and 2009

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income	Total
Balances, July 1, 2008	24,766,117	$24,766	$17,902,840	$(14,758,356)	$—	$3,169,250
Options/Warrants issued for services	—	—	1,454,249	—	—	1,454,249
Exercise of options and warrants	6,426,810	6,427	525,403	—	—	531,830
Shares and warrants issued pursuant to private placement	21,785,701	21,786	4,978,214	—	—	5,000,000
Private placement fees and shares issued for services	65,000	65	(402,815)	—	—	(402,750)
Reclassification of warrant as derivative warrant liability	—	—	(7,652,023)	—	—	(7,652,023)
Conversion of debt to equity	925,000	925	159,059	—	—	159,984
Net loss	—	—	—	(9,114,634)	—	(9,114,634)

Balances, June 30, 2009	53,968,628	$53,969	$16,964,927	$(23,872,990)	$—	$(6,854,094)
Cumulative effect of change in accounting principle	—	—	(448,619)	(2,740,539)	—	(3,189,158)
Shares issued for services	1,284,500	1,285	343,556	—	—	344,841
Options/Warrants issued for services	—	—	2,315,074	—	—	2,315,074
Exercise of options and warrants	809,453	809	11,168	—	—	11,977
Conversion of debt to equity	2,848,600	2,848	1,369,335	—	—	1,372,183
Shares and warrants issued pursuant to private placement	2,583,668	2,584	901,704	—	—	904,288
Currency translation adjustment	—	—	—	—	(31,777)	(31,777)
Net loss	—	—	—	(11,048,328)	—	(11,048,328)

Other comprehensive loss	—	—	—	—	—	(11,080,105)

Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(11,048,328)	$(9,114,634)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	254,902	173,030
Loss on disposition of equipment	—	6,652
Stock based compensation to employees	1,131,657	824,974
Stock based compensation to non-employees	1,528,258	629,275
Non-cash interest expense from convertible debentures	6,190,180	343,710
Non-cash interest expense from amortization of deferred offering costs	376,891	85,445
Change in fair value of derivative liabilities	(3,101,673)	777,687
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	246,519	(550,108)
Decrease/(increase) in inventory	246,156	(635,599)
Decrease in deposits to manufacturer	—	271,497
(Increase)/ decrease in prepaid expenses and deposits	(64,644)	51,311
Decrease/(increase) in deposits	38,182	(18,348)
(Decrease)/increase in accounts payable	(1,258,349)	1,889,487
Increase in customer deposits	34,797	—
Increase in accrued expenses	925,969	507,433
(Decrease) in deferred revenue	—	(510,765)
Decrease in deferred expenses	—	62,049

Net Cash Used by Operating Activities	(4,499,483)	(5,206,904)

Cash Flows Provided by Investing Activities:
Redemption of marketable securities	225,000	450,000
(Purchase) of equipment	(6,075)	(226,701)
(Purchase) of intangible assets	(40,629)	(18,807)

Net Cash Provided by Investing Activities	178,296	204,492

Cash Flows from Financing Activities:
Net proceeds (payments) from revolving line of credit and accrued interest	(148,367)	414,824
Principal payments under capital lease obligation	(41,490)	(9,830)
Issuance of common stock and warrants	916,265	5,531,830
Receivable from equity raise	119,750	(119,750)
Private placement fees	(464,313)	(402,750)
Proceeds from issuance of private placement of convertible debentures & warrants	5,000,000	—

Net Cash Provided by Financing Activities	5,381,845	5,414,324

Foreign Currency Effect on cash	(31,777)	—
Increase in cash and cash equivalents	1,028,881	411,912
Cash and Cash Equivalents — beginning of period	608,795	196,883

Cash and Cash Equivalents — end of period	1,637,676	608,795

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of long-term debt to common stock	$914,720	$185,000
Conversion of derivative to common stock	$457,463	$—
Warrants issued for private placement fees	$674,347	$689,385
Equipment acquired through a capital lease	—	$51,319
Write down of deferred offering costs related to conversion of debt	—	$25,016

Cash paid for interest expense	$165,943	$104,222
Cash paid for income taxes	$—	$—
For the year ended June 30, 2010 the Company issued 694,811 shares of common stock for a total exercise price of $286,700 through non-cash exercises of 1,099,286 warrants.
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Basis of Presentation:
     LifeVantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to LifeVantage Corporation in November 2006. The Company is in the business of marketing and selling its proprietary products, primarily Protandim®, to individuals throughout the United States and in Japan and Mexico. The Company began selling to individuals during the fiscal year ended June 30, 2005 and to retail stores beginning in fiscal year 2006. The Company’s headquarters are in San Diego, California and its principal operations are located in South Jordan, Utah.
     In July 2009 the Company formed the wholly owned subsidiaries LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. to conduct business in Mexico.
     On October 26, 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. In October 2004 and March 2005 the shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction.
Note 2 — Summary of Significant Accounting Policies
Consolidation
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries LNC, LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Use of Estimates
     We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for sales returns, income taxes and tax valuation reserves, share-based compensation, derivative liabilities and loss contingencies.
Fair Value of Financial Instruments
     Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2010 and 2009. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
     Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these consolidated financial statements because of their short maturities.
Fair Value Measurements
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of guidance on fair value measurements and disclosures to our common stock and warrant financing arrangements and to our share-based payment arrangements. Accounting guidance on fair value measurements and disclosures establishes a framework and hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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
     Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning July 1, 2008. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.
     The summary of fair values of financial instruments as of June 30, 2010 and 2009 are as follows:

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Marketable Securities	$425,000	$425,000	2	Market Price
Derivative warrant liabilities	$10,573,084	$10,573,084	3	Black-Scholes
Embedded conversion liability	$7,994,366	$7,994,366	3	Lattice model

June 30, 2009
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Marketable Securities	$650,000	$650,000	2	Market Price
Derivative warrant liabilities	$8,429,710	$8,429,710	3	Black-Scholes
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Beginning balance: Derivative liabilities	$8,429,710	$—
Total (gains) losses	(3,101,673)	777,687
Adoption of change in accounting principle	3,267,253	—
Purchases, sales, issuances and settlements, net	9,972,160	7,652,023

Ending balance: Derivative liabilities	$18,567,450	$8,429,710

Cash and Cash Equivalents
     The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Restricted Cash
     As of June 30, 2010 the Company had no restricted cash. As of June 30, 2009, the Company collected $259,937 of receipts related to an equity offering that closed in August 2009. These funds were held as restricted cash in escrow until the closing.
Marketable Securities
     The Company has invested, from time to time, in marketable securities, including auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. The Company considered its investment in these instruments as marketable securities available for sale in accordance with relevant accounting guidance.

     These marketable securities which historically had been liquid have been adversely affected by the broader national liquidity crisis. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the ARPS at par on or prior to June 30, 2012. The schedule for repurchase over the next three years is as follows:
(a)	The greater of 10 percent or $25,000 to be completed by June 30, 2010;
(b)	The greater of 10 percent or $25,000 to be completed by June 30, 2011;
(c)	The balance of outstanding ARPS to be repurchased by June 30, 2012.
     The Company has entered into a line of credit with Stifel Nicolaus to borrow up to 80% of the par value of the Company’s marketable securities, collateralized solely by the ARPS.
     Based upon the agreement to expand the line of credit to 80%, management has access to 80% of its ARPS through borrowing in the current year. Accordingly, management classified 80% or $340,000 of the Company’s marketable securities as short term. The remaining 20% or $85,000 of the Company’s marketable securities that may not be available in the current year is classified as long-term.
     As of June 30, 2010, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
Accounts Receivable
     The Company’s accounts receivable for the year ended June 30, 2010 consist primarily of credit card receivables including a percentage holdback by the credit card processor. The Company’s accounts receivable for the year ended June 30, 2009 primarily consisted of receivables from retail distributors. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of June 30, 2010 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2010 and 2009.
Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of June 30, 2010 and June 30, 2009, inventory consisted of:

	June 30,
	2010	2009
Finished goods	$326,095	$522,599
Raw materials	167,763	217,415

Total inventory	$493,858	$740,014

Property and Equipment
     Property and equipment are recorded at cost. Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to seven years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

	June 30,
	2010	2009
Equipment	$360,699	$357,135

Software	85,463	82,952

Accumulated depreciation	(249,809)	(165,346)

Property and equipment, net	$196,353	$274,741

          Depreciation expense totaled $84,463 and $59,340 for the years ended June 30, 2010 and 2009, respectively.
Intangible Assets
     The Company has adopted accounting guidance on goodwill and other intangible assets which establishes standards for accounting for goodwill and other intangibles acquired in business combinations.
As of June 30, 2010 and June 30, 2009, intangible assets consisted of:

	June 30,
	2010	2009
Patent costs	$2,278,953	$2,255,696
Trademark costs	150,061	132,712
Accumulated amortization	(383,543)	(213,127)

Intangible assets, net	$2,045,471	$2,175,281

          Amortization expense totaled $170,439 and $113,690 for the years ended June 30, 2010 and 2009, respectively.
Patents
     The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of June 30, 2010, three U.S. patents have been granted, which are being amortized upon the date of the grant and continuing over their remaining legal lives.
Impairment of Long-Lived Assets
     Pursuant to guidance established for impairment or disposal of assets the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow.

     The recurring losses experienced by the Company have resulted in management’s assessment of impairment with respect to the capitalized patent costs. Analysis generated for this assessment concluded that sales volumes, less the cost of manufacturing the product sold, less the sales and marketing and general and administrative cost of generating the revenues, support management’s conclusion that no impairment to the capitalized patent costs has occurred as of June 30, 2010.
Concentration of Credit Risk
     Accounting guidance for financial instruments, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2010, the Company had $1,424,984 in cash accounts at one financial institution, $58,914 in foreign banks for our Mexico and Japan subsidiaries and $153,778 in an investment management account at another financial institution.
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
     Our derivative liabilities are significant to our financial statements for the year ended June 30, 2010. The magnitude of derivative income (expense) reflects the following:
•	The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.67 on June 30, 2009 to $0.39 on September 30, 2009 and then to $0.25 on December 31, 2009. The closing price of our common stock then increased to $0.39 on March 31, 2010 and increased further to $0.51 at June 30, 2010.
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
Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. The Company has experienced overall monthly returns of approximately 3% of sales. Our return rate for sales directly to consumers, which excludes sales through our network marketing channel is approximately 1% of sales based on historical experience and our return rate for sales through our network marketing channel is approximately 4% of sales based upon the Company’s historical experience and network marketing industry experience. As of June 30, 2010 and June 30, 2009, the Company’s reserve balance for returns and allowances was approximately $343,900 and $68,500, respectively.
Shipping and Handling
     Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
     The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2010 and 2009 were $392,691 and $224,366, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. The Company expensed the cost of producing commercials when the first commercial ran. Advertising expense for the years ended June 30, 2010 and 2009 were $21,982 and $573,145, respectively. The significantly lower advertising costs in fiscal year 2010 were a result of the change in marketing strategy and sales channel.
Stock-Based Compensation
     The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by accounting guidance on stock compensation.
     The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board (“SAB”) members and independent distributors at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. As of June 30, 2010 there were awards outstanding, net of awards expired, for the purchase in aggregate of 8,535,731 shares of the Company’s common stock.
     In certain circumstances, the Company issued common stock for invoiced services, to pay contractors and vendors and in other similar situations. In accordance with accounting guidance on stock compensation, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction.

     Compensation expense was calculated using the fair value method during the fiscal years ended June 30, 2010 and 2009 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the years ended June 30, 2010 and 2009:
1.	risk-free interest rate of between 2.01 and 3.52 percent in fiscal 2010, and between 1.15 and 3.86 percent in fiscal 2009;

2.	dividend yield of -0- percent in fiscal 2010 and 2009;

3.	expected life of 3 to 6 years in fiscal 2010 and 2009;

4.	a volatility factor of the expected market price of the Company’s common stock of between 130 and 337 percent in fiscal 2010 and 334 percent in fiscal 2009.
The Company uses Staff Accounting Bulletin (“SAB”) 107 guidance to estimate the expected life of the options. The guidance provides a simplified method for estimating the expected life of the options. The Company uses this method because it believes that it provides a better estimate than the Company’s historical data as post vesting exercises have been limited.
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
     On July 1, 2007, the Company adopted accounting guidance related to accounting for uncertainty in income taxes, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in financial statements. The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
Loss Per Share
     Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 75 million common shares issuable pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 Long-Term Incentive Plan are not included in computations when their effect is antidilutive. Because of the net loss for years ended June 30, 2010 and 2009, the basic and diluted average outstanding shares are the same, as including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.
Segment Information
     The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S., Mexico and Japan. Substantially all long-lived assets are in the U.S. Revenues by geographic area are as follows:

	Years ended June 30,
	2010	2009
Revenues from unaffiliated customers

U.S. operations	$10,886,008	$4,141,304

Japan operations	436,637	—

Mexico operations	155,815	—

Total revenues	$11,478,460	$4,141,304

Comprehensive Income
     Comprehensive income is defined as all changes in equity from “non-owner” sources. The components of comprehensive income include the total of net income and currency translation adjustments. The change in other comprehensive income for the year ended June 30, 2010 was $31,777 from the change in currency translation adjustments.
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification (the Codification) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009
     Standards Implemented
     Effective January 1, 2009, the Company adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosure Topic of the Codification, as it relates to the measurement of nonfinancial assets and liabilities on a non-recurring basis. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.
     Effective January 1, 2009, the Company adopted enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance as required by the Derivatives and Hedging Topic of the Codification.
     Effective June 30, 2009, the Company adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. The adoption of these provisions did not have an impact on the Company’s Consolidated Financial Statements.
     Effective January 1, 2010 the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, and requires additional disclosures regarding fair value measurements.
Note 3 — Convertible Debentures
2007
     On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term and at maturity, at the Company’s option, may be repaid in full or converted into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date on September 26, 2010 and October 31, 2010. The Company intends to convert the remaining debentures upon maturity. The Company also issued warrants to purchase shares of the Company’s common stock at $0.30 per share in the private placement offering. All warrants issued in the offering were subsequently redeemed by the Company in fiscal 2009. As of June 30, 2010 all amounts are classified as current and all amounts are due in fiscal 2011. Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	June 30,	June 30,
Date Issued	Issued	Discount	Converted	Converted	2010	2010
September 26, 2007	$1,075,000	$(937,510)	$(400,000)	$231,415	$566,332	$535,237
October 31, 2007	415,000	(378,235)	(165,000)	129,078	166,281	167,124

Totals	$1,490,000	$(1,315,745)	$(565,000)	$360,493	$732,613	$702,361

     As of June 30, 2010 the convertible debentures are convertible into 4,625,000 shares with a value as of June 30, 2010 of $2,358,750 which exceeds the principal value by $1,433,750. Prior to conversion or repayment of the convertible debentures, if (i) the Company fails to remain subject to the reporting requirements under the Exchange Act for a period of at least 45 consecutive days, (ii) the Company fails to materially comply with the reporting requirements under the Exchange Act for a period of 45 consecutive days, (iii) the Company’s common stock is no longer quoted on the Over the Counter Bulletin Board or listed or quoted on a securities exchange, or (iv) a Change of Control (as defined in the convertible debentures) is consummated, the Company will be required upon the election of the holder to redeem the convertible debentures in an amount equal to 150 percent of the principal amount of the convertible debenture plus any accrued or unpaid interest.

     The Company determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to its own stock, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if the Company issues common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. The Company has bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. The cumulative effect of the change in accounting principle was recognized as an adjustment to accumulated deficit of $2,728,146. In addition, $448,619 was reclassified from additional paid-in capital to derivative liabilities. As of June 30, 2010 the embedded conversion option estimated to be $1,444,331 is reflected in short-term derivative liabilities on the accompanying consolidated balance sheet.
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
     Effective interest associated with the convertible debentures totaled $717,370 and $447,932 for the fiscal years ended June 30, 2010 and 2009, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid totaled $86,437 and $104,222 for the fiscal years ended June 30, 2010 and 2009, respectively. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of June 30, 2010 the Company has recorded accumulated amortization of 2007 deferred offering costs of $214,186.
2009
     Between November 2009 and February 2010, the Company issued convertible debentures with an aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. Accordingly, as of June 30, 2010, these amounts are recorded as long-term convertible debt on the accompanying balance sheet. The Company received aggregate net cash proceeds of $4,035,687,after deducting placement fees of $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into the Company’s common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the debentures. In conjunction with these convertible debentures the Company issued warrants to purchase an aggregate of 14,997,449 shares of the Company’s common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,860 shares of the Company’s common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture. Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	June 30,	June 30,
Date Issued	Issued	Discount	Converted	Converted	2010	2010
November 18, 2009	$246,896	$(246,896)	$(79,940)	$74,374	$4,804	$(762)
December 11, 2009	874,125	(874,125)	(149,900)	148,704	20,188	18,992
December 31, 2009	254,745	(254,745)	—		6,799	6,799
January 20, 2010	1,255,743	(1,255,743)	—		36,380	36,380
February 4, 2010	1,849,149	(1,849,149)	(119,880)	119,232	45,183	44,535
February 25, 2010	514,342	(514,342)	—	—	15,070	15,070

Totals	$4,995,000	$(4,995,000)	$(349,720)	$342,310	$128,424	$121,014

     As of June 30, 2010 the convertible debentures are convertible into an aggregate of 23,226,400 shares with a value as of June 30, 2010 of $11,845,464 which exceeds the principal value by $7,200,184. Prior to conversion or repayment of the convertible debentures, if (i) the Company’s reporting requirements under the Exchange Act are suspended or terminated, (ii) the Company’s common stock is no longer quoted on the Over the Counter Bulletin Board or listed or quoted on a securities exchange, (iii) at any time during the period commencing from the six month anniversary of the date the debenture was issued and ending at such time that all of the shares of common stock issuable upon conversion of that debenture may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company shall fail for any reason to satisfy the current public information requirement under Rule 144(c) or (iv) a change of control is consummated, the Company will be required upon the election of the holder to redeem that holder’s convertible debenture in an amount equal to 130 percent of the principal amount of the convertible debenture plus any accrued or unpaid interest.
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
     The Company allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. As a result, the Company recorded $6,022,300 to the embedded derivative and $4,752,789 to the warrants, which were recorded as liabilities. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and embedded derivative is amortized over the period from the date of issuance to the due date of each convertible debenture, using the effective interest method. As the total discount exceeded the face value of the debt by $5,105,742 the Company recorded interest expense of $5,105,742 and recorded deferred offering costs related to placement agent warrants of $674,347.
     The warrants were valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using trading market values of between $0.21 and $0.38, a term of 5 years, volatility of between 146% and 161%, risk free rates of between 2.21% and 2.69% and a dividend yield of zero. The embedded derivatives were valued using a Lattice model using trading market values of between $0.21 and $0.38, a term of 2 years, volatility of between 159% and 162%, risk free rates of between .77% and 1.14% and a dividend yield of zero. In addition, the Company estimated the probability of new issuances below $0.20 using the Black-Scholes Merton model. As of June 30, 2010, the embedded conversion option is estimated to be $6,550,035 and is recorded in long-term liabilities.
     Effective interest associated with the convertible debentures totaled $470,734 for the year ended June 30, 2010. In addition, the Company recorded $5,094,905 of interest expense for the year ended June 30, 2010 due to excess fair value of the derivative liabilities in excess of proceeds received. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid was $78,908 for the year ended June 30, 2010. The Company incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings, $464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses is being amortized into interest expense over the term of the convertible debentures. As of June 30, 2010 the Company has recorded accumulated amortization of deferred offering costs of $311,235.

Note 4 — Capital Leases
     As of June 30, 2010 the Company purchased the assets acquired under a capital lease. As of June 30, 2009 the present value of net minimum lease payments under the capital lease was $41,490.
Note 5 — Line of Credit
     The Company established a line of credit to borrow up to 80% of cash and marketable securities up to $580,000. The line is collateralized by the Company’s cash and marketable securities. The interest rate charged through June 30, 2010, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of June 30, 2010. As of June 30, 2010, the Company has borrowed $433,985 including accrued interest from the line.
Note 6 — Stockholders’ Equity
     During the year ended June 30, 2010, the Company issued common stock and warrants in a private offering, resulting in gross proceeds to the Company of $904,283. The Company sold to participants in the offering an aggregate of 2,583,668 shares of common stock and warrants to purchase an aggregate of 516,724 shares of common stock. These warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share. During the year ended June 30, 2010 the Company issued 2,848,600 shares of common stock as a result of conversions of convertible debentures, 809,453 shares of common stock as a result of the exercise of options and warrants and 1,284,500 shares of common stock for services.
     The Company granted to certain of its distributors 1,160,000 shares of restricted stock that are subject to vesting based on continuing service for the Company. The shares of restricted stock are also subject to restrictions on assignment and transfer. The share grants were in payment for commitments made in fiscal 2009. The Company recorded an expense of $320,000 associated with this issuance.
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
             The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2010, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 7 — Stock Option Grants and Warrants
     Stock Option Grants — In accordance with accounting guidance on stock based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2010 and 2009, stock based compensation of $2,659,915 and $1,454,249 respectively, was reflected as an increase to additional paid in capital. Of the $2,659,915 stock based compensation for the fiscal year ended June 30, 2010, $1,131,657 was employee related and $1,528,258 was non-employee related. Of the $1,454,249 stock based compensation for the fiscal year ended June 30, 2009, $824,974 was employee related and $629,275 was non-employee related. As of June 30, 2010 the unrecognized expense for the options and warrants outstanding is $148,233.
     During the fiscal year ended June 30, 2009, the Company granted warrants and options to consultants for services rendered, In accordance with accounting guidance on stock compensation, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

     The Company granted stock options to various employees, directors and independent distributors of the Company during the year ended June 30, 2010. The options granted the right to purchase shares of the Company’s common stock at prices between $0.25 and $0.70 per share. The Company granted options to purchase shares of the Company’s common stock during the year ended June 30, 2009 at prices between $0.21 and $0.75 per share. The options are not transferable and expire on various dates through June 9, 2020.
The following is a summary of stock option activity for the years ended June 30, 2010 and 2009:

		Weighted	Weighted
		Average	Average Remaining
	Options	Exercise Price	Contractual Term
Outstanding and exercisable, June 30, 2008	3,397,116	$0.45	9.22

Granted	5,652,000	$0.62	9.73
Exercised	(15,000)	$0.21	8.37
Forfeited	(601,693)	$0.57	—
Expired or Cancelled	(24,000)	$3.37	—

Outstanding and exercisable, June 30, 2009	8,408,423	$0.55	9.23

Granted	1,840,001	$0.42	9.34
Exercised	(35,000)	$0.21	7.37
Forfeited	(1,517,693)	$0.65	—
Expired or Cancelled	(160,000)	$0.75	8.85

Outstanding and exercisable, June 30, 2010	8,535,731	$0.50	8.39

     Warrants — At June 30, 2010, warrants to purchase an aggregate of 38,580,294 shares of the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2010 are at exercise prices ranging between $0.20 and $0.50 with a weighted average exercise price of $0.46 and expiration dates ranging from March 31, 2012 to February 4, 2015.
     At June 30, 2009, warrants to purchase an aggregate of 22,452,644 shares of the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2009 are at exercise prices ranging between $0.11 and $0.50 with a weighted average exercise price of $0.49 and expiration dates ranging from September 19, 2011 to June 30, 2012.
     Warrants to purchase 820,000 shares of the Company’s common stock were granted to various consultants for science, public relations, network marketing and advertising services rendered to the Company during the fiscal year ended June 30, 2009.
The following is a summary of the warrants granted for the years ended June 30, 2010 and 2009:

Warrants
Outstanding and exercisable, June 30, 2008	11,275,080

Granted	20,790,128
Cancelled	—
Exercised	(9,128,564)
Expired	(484,000)

Outstanding and exercisable, June 30, 2009	22,452,644

Granted	18,961,602
Cancelled	(1,537,858)
Exercised	(832,864)
Expired	(463,230)

Outstanding and exercisable, June 30, 2010	38,580,294

As of June 30, 2010 the Company has classified 17,500,000 warrants issued in conjunction with the 2009 private placement of common stock as a long-term derivative liability. The Company has estimated the fair value of the liability at June 30, 2010 as $3,888,890 using the Black-Scholes Merton model with the following assumptions:
1)	risk free rate of 0.61 percent;

2)	dividend yield of -0- percent in fiscal;

3)	expected life of 1.74 to 1.79 years;

4)	a volatility factor of the expected market price of the Company’s common stock of between 150 and 155 percent.
As of June 30, 2010 the Company has classified 17,010,862 warrants issued in conjunction with the 2009 and 2010 convertible debentures as a long-term derivative liability. The Company has estimated the fair value of the liability at June 30, 2010 as $6,684,195 using the Black-Scholes Merton model with the following assumptions:
1)	risk free rate of 1.79 percent;

2)	dividend yield of -0- percent in fiscal;

3)	expected life of 4.44 to 4.73 years;

4)	a volatility factor of the expected market price of the Company’s common stock of 144 percent.

Note 9 — Income Taxes
     As of June 30, 2010, the Company had a net operating loss (“NOL”) carry-forward of approximately $14,900,000. As of June 30, 2009, the Company had a net operating loss (“NOL”) carry-forward of approximately $14,500,000. The NOL may be offset against future taxable income, if any, through the year ended June 30, 2030. A portion of the net operating loss carryforward begins to expire in 2011, is subject to review by the Internal Revenue Service, and may be subject to U.S. Internal Revenue Code Section 382 limitations. The income tax expense (benefit) for the years ended June 30 consists of the following:

	2010	2009
Current taxes	$—	$—
Deferred taxes	(965,000)	(2,444,000)
Less: valuation allowance	965,000	2,444,000

Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended June 30, 2010 and 2009 differs from the U.S. Federal statutory income tax rate due to the following:

	2010	2009
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.41%)	(3.06%)
Tax return to provision true-up	(0.26%)	1.97%
Permanent differences:
— interest on convertible debt	19.60%	1.46%
— change in derivative liability	4.86%	3.30%
— stock option compensation	3.59%	3.50%
— other	0.18%	0.20%
Increase/(Decrease) in valuation allowance	9.44%	26.63%

Net income tax provision (benefit)	—	—

     The components of the deferred tax assets and liabilities as of June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Federal and state net operating loss carryovers	$5,677,000	$5,366,000
Research and Development Tax Credits	25,000	—
Contribution carryover	2,000	1,400
Deferred debt offering costs	51,000	300
Stock option compensation	849,000	381,000
Property & Equipment	20,000	—
Accrued vacation & allowance for returns	175,000	71,000

Deferred tax asset	$6,799,000	$5,819,700
Deferred liabilities	—	(3,700)
Patents and trademarks	(637,000)	(685,000)
Change in tax accounting methods	(54,000)	—
Property & equipment	—	(38,000)

Total deferred liabilities	$(691,000)	$(726,700)

Net deferred tax asset	6,108,000	5,093,000
Less: valuation allowance	(6,108,000)	(5,093,000)

Deferred tax liability	$—	$—

     The Company has provided a valuation allowance for the deferred tax asset at June 30, 2010, as it is unlikely that the realization of the tax benefit of the net operating loss carryforward will be utilized in the foreseeable future. The valuation allowance increased by approximately $1,015,000 for the year ended June 30, 2010 and the valuation allowance increased by approximately $2,444,000 for the year ended June 30, 2009.

     The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and have fully reserved against the Company’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that may occur within the next twelve months. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service include returns for fiscal years June 30, 2006, 2007 and 2008 and the open tax years by state tax authorities include returns for fiscal years June 30, 2005, 2006, 2007 and 2008.
Note 10- Related Parties
     During the year ended June 30, 2010 one of the Company’s board members earned $224,192 under a consulting agreement which expired in June 2010. The Company paid the board member $150,778 during the year and as of June 30, 2010 owed the remaining $73,414. During the year ended June 30, 2009 the Company paid the board member $90,000 under a consulting agreement.
     During the year ended June 30, 2010 one of the Company’s investors made a bridge loan to the Company for $500,000 at 3% per month interest. Subsequent to making the loan the investor became a board member and the principal was converted to convertible debt as part of and under the same terms as the debenture issuance which closed in February 2010. The accrued interest was repaid in cash at that time.
     During the year ended June 30, 2010 two of the Company’s board members each made a bridge loan to the Company for $100,000 plus 10% interest per annum. The loans were repaid in February 2010.
Note 11 — Commitments
     Corporate Office
     On July 31, 2008 the Company entered a five (5) year lease in San Diego, California. Pursuant to the agreement regarding the San Diego lease, we prepaid rent of $7,850. Monthly rent payments began July 1, 2008 and are as follows: $7,850 for July 2008; rent is abated during the months of August, September and October 2008, $7,850 per month from November 2008 through June 2009; $8,125 per month from July 2009 through June 2010; $8,409 per month from July 2010 through June 2011; $8,703 per month from July 2011 through June 2012; and $9,008 per month from July 2012 through June 2013.
     In March 2009 the Company entered into a thirty nine (39) month sublease in South Jordan, Utah. Pursuant to the agreement, we prepaid rent of $17,256. Monthly rent payments of $17,256 began March 1, 2009 and are as follows: $17,256 per month from March 2009 through February 2010; $17,773 per month from March 2010 through February 2011; $18,306 per month from March 2011 through February 2012; and $18,855 per month from March 2012 through May 31, 2012.
     Rent expense totaled $333,220 and $203,693 for the years ended June 30, 2010 and 2009 respectively.
     Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2011	$316,318
2012	305,809
2013	108,094

Total future minimum Lease payments	$730,221

     Other Commitments
     The Company has made commitments to pay legal fees for several distributors and employees involved in the Zrii lawsuit. As of June 30, 2009, the legal fees incurred on behalf of distributors and employees were approximately $1,305,569, $786,154 for distributors and $519,415 for employees. In June 2010 final payments were made to the law firms owed from the commitments made in connection with the Zrii lawsuit.

	Payments due by period
	Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Convertible Debt Obligations (subject to conversion to common stock)	5,570,280	925,000	4,645,280
Operating Lease Obligations	730,221	316,318	305,809	108,094
Revolving line of Credit	433,985	433,985	—	—

Total	6,734,486	1,675,303	4,951,089	108,094
Note 12 — Interim Financial Results (Unaudited)
     The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2010 and 2009:
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in ‘000’s except per share data)

					Year
	Quarter				ended
Year ended June 30, 2010	First	Second	Third	Fourth	June 30, 2010
Sales, net	$1,858	$2,456	$2,724	$4,441	$11,479
Gross profit	1,545	2,044	2,276	3,707	$9,572
Net income (loss)	$2,865	$(681)	$(8,249)	$(4,983)	$(11,048)
Per common share:
Loss per share, basic and diluted	$0.05	$(0.01)	$(0.14)	$(0.08)	$(0.19)

					Year
	Quarter				ended
Year ended June 30, 2009	First	Second	Third	Fourth	June 30, 2009
Sales, net	$1,274	$578	$655	$1,634	$4,141
Gross profit	1,038	451	530	1,270	3,289
Net income (loss)	$(131)	$(566)	$(3,100)	$(5,317)	$(9,114)
Per common share:
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.12)	$(0.11)	$(0.23)
Note 13 — Subsequent Events
     The Company has issued 2,247,825 shares of common stock between July 1, 2010 and August 31, 2010 due to conversions of convertible debentures.
Note 14 — Litigation
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