Form 10-Q
period 2010-09-30
Lifevantage Corp
filed 2010-11-08
CIK 849146

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Yes  ☐  No  ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 4, 2010 was 71,314,323.

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
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Limited operating history in new business model;

•	Our ability to successfully expand our operations and manage our future growth;

•	Difficulty in managing growth and expansion;

•	Dilutive effects of any potential need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Material weaknesses reported in our internal control over financial reporting;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our common stock is currently classified as a penny stock;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information

Item 1.	Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of,
	September 30, 2010	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,257,060	$1,637,676
Investments, available for sale	340,000	340,000
Accounts receivable, net	450,479	401,597
Inventory	483,893	493,858
Prepaid expenses and deposits	346,941	153,864

Total current assets	3,878,373	3,026,995
Long-term assets
Investments, available for sale	85,000	85,000
Property and equipment, net	181,057	196,353
Intangible assets, net	2,017,990	2,045,471
Deferred debt offering costs, net	560,085	844,792
Deposits	28,612	28,613

TOTAL ASSETS	$6,751,117	$6,227,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$734,648	$770,941
Commissions payable	760,906	591,035
Reserve for sales returns	447,434	343,937
Other accrued expenses	1,087,834	809,507
Customer deposits	__	34,797
Revolving line of credit and accrued interest	433,985	433,985
Short-term derivative liabilities	240,019	1,444,331
Short-term convertible debt, net of discount	144,470	702,361

Total current liabilities	3,849,296	5,130,894
Long-term liabilities
Deferred rent	25,648	27,191
Derivative liabilities	13,770,010	17,123,119
Convertible debt, net of discount	113,588	121,014

Total liabilities	17,758,542	22,402,218

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 69,640,724 and 61,494,849 issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	69,641	61,495
Additional paid-in capital	25,915,703	21,457,145
Accumulated deficit	(36,946,664)	(37,661,857)
Accumulated other comprehensive income	(46,105)	(31,777)

Total stockholders’ deficit	(11,007,425)	(16,174,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,751,117	$6,227,224

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	September 30,
	2010	2009

Sales, net	$6,443,349	$1,857,997
Cost of sales	1,020,135	312,974

Gross profit	5,423,214	1,545,023

Operating expenses:
Sales and marketing	3,410,843	2,012,166
General and administrative	1,507,093	2,381,156
Research and development	109,793	106,892
Depreciation and amortization	50,716	53,298

Total operating expenses	5,078,445	4,553,512

Operating income (loss)	344,769	(3,008,489)

Other income (expense):
Interest expense	(1,464,623)	(153,701)
Change in fair value of derivative liabilities	1,835,047	6,027,736

Total other income	370,424	5,874,035

Net income	715,193	2,865,546

Net income per share, basic and diluted	$0.01	$0.05

Weighted average shares, basic	63,684,437	55,634,601
Weighted average shares, diluted	89,693,864	61,841,866
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income	Total
Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)
Conversion of debt to equity	8,145,875	8,146	4,343,401	—	—	4,351,547
Options/Warrants issued for services	—	—	115,157	—	—	115,157
Currency translation adjustment	—	—	—	—	(14,328)	(14,328)
Net loss	—	—	—	715,193	—	715,193

Other comprehensive loss						700,865

Balances, September 30, 2010	69,640,724	$69,641	$25,915,703	$(36,946,664)	$(46,105)	$(11,007,425)

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months
	ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$715,193	$2,865,546
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50,716	53,298
Stock based compensation to employees	85,560	438,867
Stock based compensation to non-employees	29,597	363,381
Non-cash interest expense from convertible debentures	1,063,858	103,453
Non-cash interest expense from amortization of deferred offering costs	284,707	16,549
Consulting fees paid in equity	—	24,900
Change in fair value of derivative liabilities	(1,835,047)	(6,027,736)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(48,882)	706,514
Decrease/(increase) in inventory	9,965	(8,635)
(Increase) in prepaid expenses and deposits	(227,874)	(31,807)
(Decrease) in accounts payable	(36,293)	(157,053)
Increase in accrued expenses	550,151	18,245

Net Cash Provided by (Used by) Operating Activities	641,651	(1,634,478)

Cash Flows Provided by Investing Activities:
Redemption of investments	—	50,000
(Purchase) of equipment	(4,455)	—
(Purchase) of intangible assets	(3,484)	(12,904)

Net Cash Provided by Investing Activities	(7,939)	37,096

Cash Flows from Financing Activities:
Net proceeds (payments) from revolving line of credit and accrued interest	—	(1,012)
Principal payments under capital lease obligation	—	(15,145)
Issuance of common stock and warrants	—	904,416
Proceeds from note payable	—	703,822

Net Cash Provided by Financing Activities	—	1,592,081

Foreign Currency Effect on cash	(14,328)	1,767
Increase (Decrease) in cash and cash equivalents	619,384	(3,534)
Cash and Cash Equivalents — beginning of period	1,637,676	608,795

Cash and Cash Equivalents — end of period	2,257,060	605,261

	For the three months
	ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of long-term debt to common stock	$1,629,175	—
Conversion of derivative to common stock	$2,722,372	—
Warrants issued for private placement fees	—	$121,535
Write down of deferred offering costs related to conversion of debt	$132,507

Cash paid for interest expense	$116,058	$23,409
Cash paid for income taxes	—	—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2010 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of September 30, 2010, and the results of operations for the three month periods ended September 30, 2010 and 2009 and the cash flows for the three month periods ended September 30, 2010 and 2009. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
     The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended June 30, 2010 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2010, and included in the Annual report on Form 10-K on file with the SEC.
Note 2 — Summary of Significant Accounting Policies:
Consolidation
     The accompanying financial statements include the accounts of the Lifevantage Inc. and our wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
Translation of Foreign Currency Statements
     We translate the financial statements of our foreign entities by using the current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. For any investment in subsidiaries and retained earnings, the historical exchange rate is used. For revenue, expenses, gains, and losses, an appropriately weighted average exchange rate for the period is used.

Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of revenues, expenses, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.
Fair Value Measurements
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our embedded derivative liabilities. See Notes 4 and 8 —Convertible Debentures and Common Stock and Warrant Offerings for disclosures related to our common stock and warrant financing arrangements. The fair value hierarchy is defined below:
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
     The summary of fair values of financial instruments is as follows at September 30, 2010:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$425,000	$425,000	2	Market price
Derivative warrant liabilities	$9,061,987	$9,061,987	3	Black-Scholes
Embedded conversion liability	$4,948,042	$4,948,042	3	Lattice model

     The summary of fair values of financial instruments is as follows at June 30, 2010:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$425,000	$425,000	2	Market price
Derivative warrant liabilities	$10,573,084	$10,573,084	3	Black-Scholes
Embedded conversion liability	$7,994,366	$7,994,366	3	Lattice model
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010 and the year ended June 30, 2010:

	September 30,
	2010	June 30, 2010
Beginning balance: Derivative liabilities	$18,567,450	$8,429,710
Total (gains) losses	(1,835,047)	(3,101,673)
Adoption of change in accounting principle	—	3,267,253
Purchases, sales, issuances and settlements, net	(2,722,374)	9,972,160

Ending balance: Derivative liabilities	$14,010,029	$18,567,450

Cash and Cash Equivalents
     We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Accounts Receivable
     Accounts receivable at September 30, 2010 consist primarily of credit card receivables including a percentage holdback by the credit card processor. The holdback balance at September 30, 2010 was $333,338. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of September 30, 2010 is not necessary. No bad debt expense has been recorded for the three months ended September 30, 2010 or the year ended June 30, 2010.
Investments
     In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We have classified these investments as available for sale in the balance sheet.

Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of September 30, 2010 and June 30, 2010, inventory consisted of:

	September 30, 2010	June 30, 2010
Finished goods	$380,601	$326,095
Raw materials	103,292	167,763

Total inventory	$483,893	$493,858

Deferred Offering Costs
     Deferred offering costs consist of cash paid to and the fair value of warrants issued to placement agents in conjunction with our convertible debenture financings. Amortization of these costs commence upon the closing date and continue for the life of the convertible debenture instruments.
     As of September 30, 2010 and June 30, 2010, deferred offering costs consisted of:

	September 30,	June 30,
	2010	2010
Deferred offering costs	$1,370,212	$1,370,212
Amortization of deferred offering costs	(810,127)	(525,420)

Deferred offering costs, net	$560,085	$844,792

Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. We have experienced overall monthly returns of approximately 3% of sales. Our return rate for sales directly to consumers, which excludes sales through our network marketing channel is approximately 1% of sales based on historical experience and our return rate for sales through our network marketing channel is approximately 4% of sales based upon our historical experience and network marketing industry experience. As of September 30, 2010 and June 30, 2010, our reserve balance for returns and allowances was $447,434 and $343,937, respectively.

Income/(Loss) per share
     Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended September 30, 2010 the effects of approximately 3.5 million common shares issuable pursuant to options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive. For the three month period ended September 30, 2009 the effects of approximately 5.5 million common shares issuable pursuant to the convertible debentures and warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive.
Segment Information
     Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. Our operations are also subject to similar regulatory environments. We conduct our operations in the U.S., Japan and Mexico. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Three months ended September 30,
	2010	2009

Revenues from unaffiliated customers
U.S. operations	$5,148,078	$1,857,997
Japan operations	1,241,331	—
Mexico operations	53,940	—

Total revenues	$6,443,349	$1,857,997

Research and Development Costs
     We expense all costs related to research and development activities as incurred. Research and development expenses for the three month periods ended September 30, 2010 and 2009 were $109,793 and $106,892, respectively.
Shipping and Handling
     Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.

Stock-Based Compensation
In certain circumstances, we issued common stock for invoiced services and in other similar situations to pay contractors and vendors. Payments in equity instruments to non-employees for goods or services are accounted for using the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.
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
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2010 we have determined that we do not have an income tax liability and we have a full valuation allowance booked against our tax asset.
     Effective January 1, 2009, we account for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, we are required to make certain subjective assumptions and judgments regarding income tax exposures. The result of the reassessment of our tax positions did not have an impact on the consolidated financial statements.
Concentration of Credit Risk
     We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2010, we had $1,988,040 in cash accounts at one financial institution, approximately $114,346 in foreign bank accounts and $154,674 in an investment management account at another financial institution.
Effect of New Accounting Pronouncements
     We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 3— Investments
     In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We considered investments in these instruments as available for sale in accordance with relevant accounting guidance.
     ARPS have historically have been liquid but have been adversely affected by the broader national liquidity crisis. We entered into an agreement with our investment advisor, Stifel Nicolaus, to repurchase 100% of the remaining ARPS at par on or prior to June 30, 2012. The schedule for repurchase of remaining ARPS by Stifel Nicolaus over the next three years is as follows:
     (a) The greater of 10 percent or $25,000 to be completed by June 30, 2011;
     (b) The balance of outstanding ARPS, if any, to be repurchased by June 30, 2012.
     We have established a line of credit to borrow against 80% of these investments so that sales of these securities would not have to occur in order to fund our operating needs. The interest on amounts borrowed has been approximately the same as the interest being earned from the underlying securities. Management classified 80% or $340,000 of our investments as short term. The remaining 20% or $85,000 of our investments that may not be available in the current year are classified as long-term.
     As of September 30, 2010, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. We have not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. In addition, no unrealized gain or loss has been recorded on these assets. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
Note 4 — Convertible Debentures
2007
     On September 26, 2007 and October 31, 2007, we issued convertible debentures in a private placement offering that bear interest at 8 percent per annum and have a term of three years. The convertible debentures are convertible into common stock at $0.20 per share during their term and at maturity, at our option, may be repaid in full or converted into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date on September 26, 2010 and October 31, 2010. We intend to convert the remaining debentures upon maturity. We also issued warrants to purchase shares of our common stock at $0.30 per share in the private placement offering. We allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and derivative liabilities is amortized over the period to the due date of each convertible debenture, using the effective interest method. We redeemed all warrants issued in the offering in fiscal 2009. As of September 30, 2010 all amounts are classified as current and all amounts are due in fiscal 2011.

     Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	September 30,	September 30,
Date Issued	Issued	Discount	Converted	Converted	2010	2010

September 26, 2007	$1,075,000	$(937,510)	$(1,075,000)	$242,173	$695,337	$—
October 31, 2007	415,000	(378,235)	(255,000)	139,624	223,081	144,470

Totals	$1,490,000	$(1,315,745)	$(1,330,000)	$381,797	$918,418	$144,470

     As of September 30, 2010 the convertible debentures are convertible into 800,000 shares with a value as of September 30, 2010 of $400,000 which exceeds the principal value by $240,000.
     We determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to our own stock, as an anti-dilution provision in the convertible debentures reduces the conversion price dollar for dollar if we issue common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. We have bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. As of September 30, 2010 the embedded conversion option estimated to be $240,019 is reflected in short-term derivative liabilities on the accompanying consolidated balance sheet.
     In addition, we have reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.
     Effective interest associated with the convertible debentures totaled $224,052 and $103,453 for the three months ended September 30, 2010 and 2009, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid totaled $16,943 and $23,409 for the three months ended September 30, 2010 and 2009, respectively. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which is being amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of September 30, 2010 we have recorded accumulated amortization of 2007 deferred offering costs of $230,734.
2009 and 2010
     Between November 2009 and February 2010, we issued convertible debentures with an aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. Accordingly, as of September 30, 2010, these amounts are recorded as long-term convertible debt on the accompanying balance sheet. We received aggregate net cash proceeds of $4,035,687, after deducting placement fees of $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, we have the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the debentures. In conjunction with these convertible debentures we issued warrants to purchase an aggregate of 14,997,449 shares common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,860 shares of common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture. We allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	September 30,	September 30,
Date Issued	Issued	Discount	Converted	Converted	2010	2010
November 18, 2009	$246,896	$(246,896)	$(159,840)	$158,705	$3,528	$2,393
December 11, 2009	874,125	(874,125)	(199,800)	198,354	18,050	16,604
December 31, 2009	254,745	(254,745)	—	—	7,164	7,164
January 20, 2010	1,255,743	(1,255,743)	(259,740)	257,547	35,473	33,280
February 4, 2010	1,849,149	(1,849,149)	(499,600)	497,126	42,267	39,793
February 25, 2010	514,342	(514,342)	(94,915)	94,008	15,261	14,354

Totals	$4,995,000	$(4,995,000)	$(1,213,895)	$1,205,740	$121,743	$113,588

     As of September 30, 2010 the convertible debentures are convertible into an aggregate of 18,905,525 shares with a value as of September 30, 2010 of $9,452,762 which exceeds the principal value by $5,671,657.
     Based on authoritative guidance effective on July 1, 2009 we have concluded that the embedded conversion option in the convertible debentures is required to be bifurcated from the host contract and accounted for this feature as a separate derivative liability, at fair value, in our financial statements. In addition, we determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in our financial statements, due to certain anti-dilution provisions. At of September 30, 2010, the embedded conversion option is estimated to be $4,708,023 and the warrant derivative is estimated to be $2,505,245 and both are recorded in long-term liabilities.
     In addition, we have reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.
     Effective interest associated with the convertible debentures totaled $953,768 for the three month period ended September 30, 2010. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid was $97,019 for the three month period ended September 30, 2010. We incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings, $464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses is being amortized into interest expense over the term of the convertible debentures. As of September 30, 2010 we have recorded accumulated amortization of deferred offering costs of $579,393.
Note 5 — Line of Credit
     We established a line of credit to borrow up to 80% of our investments. As of September 30, 2010, we can borrow up to $600,000. The line is collateralized by our auction rate securities. The interest rate charged through September 30, 2010, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25% percent as of September 30, 2010. At September 30, 2010, we have borrowed approximately $433,985, including accrued interest, from the line.

Note 6 — Stockholders’ Equity
     During the three months ended September 30, 2010 we issued 8,145,875 shares of common stock as a result of conversions of convertible debentures.
     Our Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2010, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.
Note 7 — Stock-based Compensation
     We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain eligible employees who are expected to contribute significantly to our strategic and long-term performance objectives and growth. A maximum of 10,000,000 shares of our common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. As of September 30, 2010, awards for the purchase of an aggregate of 8,473,731 shares of our common stock are outstanding.
     Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options totaling 58,000 and 756,000 were granted for the three month periods ended September 30, 2010 and 2009, respectively.
     For the three months ended September 30, 2010, stock based compensation of $115,157 was reflected as an increase to additional paid in capital. Of the stock based compensation for the three months ended September 30, 2010, $85,560 was employee related and $29,597 was non-employee related. For the three months ended September 30, 2009 stock based compensation of $802,248 was reflected as an increase to additional paid in capital. Of the stock based compensation for the three months ended September 30, 2009, $438,867 was employee related and $363,381 was non-employee related.
     Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2010 and 2009 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the three month periods ended September 30, 2010 and 2009:
1.	risk-free interest rates of between 1.33 and 1.62 percent for the three months ended September 30, 2010 and 3.52 percent for the three months ended September 30, 2009;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 128 and 129 percent for the three months ended September 30, 2010 and 337 percent for the three months ended September 30, 2009.

Note 8 — Contingencies and Litigation
Note 9 — Subsequent Events
     On October 31, 2010 we issued an aggregate of 800,000 shares of our common stock as a result of the conversion of our remaining outstanding October 31, 2007 convertible debentures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended June 30, 2010 and the risk factors discussed therein.
Overview
     This management’s discussion and analysis reviews the financial condition and results of operations of LifeVantage Corporation (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C.
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
     Net revenue from Protandim®, TrueScience®and related marketing materials totaled $6,443,349 for the three months ended September 30, 2010, and $1,857,997 for the three months ended September 30, 2009, respectively.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Revenue We generated net revenue of $6,443,349 during the three months ended September 30, 2010, and generated net revenue of $1,857,997 during the three months ended September 30, 2009. The increase in revenue is due to continuing growth in our network marketing channels in the U.S. and Japan with no substantial change in Mexico sales.
     Gross Margin Our gross profit percentage for the three month periods ended September 30, 2010 and 2009 was 84% and 83%, respectively. The higher gross margin in 2010 was primarily due to continuing focus on efficiencies and cost reduction measures. We believe that our margin should be fairly stable in this range, however, as we increase sales into our international markets and/or change the mix of our product offerings, the margin could vary.

     Operating Expenses Total operating expenses for the three months ended September 30, 2010 were $5,078,445 as compared to operating expenses of $4,553,512 for the three months ended September 30, 2009. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. Operating expenses increased primarily due to increased commissions for distributors, which was offset by decreases in costs associated with headcount and stock-based compensation.
     Sales and Marketing Expenses Sales and marketing expense increased from $2,012,166 for the three months ended September 30, 2009 to $3,410,843 for the three months ended September 30, 2010. This increase was due primarily to commissions paid to distributors due to the higher sales volume and other expenses related to sales incentives and our entry into the Japan market.
     General and Administrative Expenses Our general and administrative expense decreased from $2,381,156 for the three months ended September 30, 2009 to $1,507,093 for the three months ended September 30, 2010. The decrease for the three months ended September 30, 2010 was due primarily to decreased costs associated with headcount and decreased legal fees. This decrease was partially offset by increased bonus accruals, professional fees and benefit costs.
     Research and Development Our research and development expenses decreased from $106,892 for the three months ended September 30, 2009 to $109,793 for the three months ended September 30, 2010. The decrease was primarily a result of decreased lab fees paid to the University of Colorado.
     Depreciation and Amortization Expense Depreciation and amortization expense decreased from $53,298 during the three months ended September 30, 2009 to $50,716 during the three months ended September 30, 2010. The decrease was due to assets becoming fully depreciated in the quarter.
     Net Other Income and Expense We recognized net other income of $370,424 during the three months ended September 30, 2010 as compared to net other income of $5,874,035 during the three months ended September 30, 2009. These fluctuations between periods are primarily the result of a decrease in the gain recognized due to the change in fair value of the derivative liabilities during the three months ended September 30, 2010 of $4,192,689 as compared to the three months ended September 30, 2009, as well as an increase in interest expense recognized of $1,310,922 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
     Net Income/Loss We recorded net income of $715,193 for the three month period ended September 30, 2010 compared to net income of $2,865,546 for the three month period ended September 30 2009. The decrease in net income of $2,150,353 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is due to a decrease of $5,503,611 in other income offset by an increase in operating income of $3,353,258.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of Protandim and our LifeVantage TrueScience Anti-Aging Skin Cream, and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow generated from the sales of our product and funds raised from our 2009 private placement financing transactions which closed in 2009 and 2010.

     At September 30, 2010, our available liquidity was approximately $2,257,060, including available cash and cash equivalents. This represented an increase of $619,384 from the $1,637,676 in cash and cash equivalents at June 30, 2010. During the three months ended September 30, 2010, our net cash provided by operating activities was $641,651 as compared to net cash used by operating activities of $1,634,478 during the three months ended September 30, 2009.
     During the three months ended September 30, 2010, our net cash used by investing activities was $7,939 due to purchases of intangible and fixed assets. During the three months ended September 30, 2009, our net cash provided by investing activities was $37,096 primarily due to the redemption of investments offset by the purchase of equipment.
     We did not have any cash provided by financing activities during the three months ended September 30, 2010 compared to $1,592,081 during the three months ended September 30, 2009. Cash provided from financing activities during the three months ended September 30, 2009 was related to proceeds from the issuance of common stock and warrants and notes payable from related parties.
     We maintain an investment portfolio that is managed by a professional financial institution. This portfolio of auction rate private securities, or ARPS, of AA and AAA rated closed-end funds, which historically have been extremely liquid, has been adversely affected by the broader national liquidity crisis. We have negotiated a repurchases plan with the financial institution holding these securities.
     We have a line of credit secured by our securities, which allows us to borrow up to 80% of the value of these securities. Based upon that line of credit, management has classified 80% or $340,000 of our investments as short term. The remaining 20% or $85,000 of our investment that may not be available in the current year is classified as long-term. However, future economic events could change the portions of these classified as short term and long term.
     At September 30, 2010, we had working capital (current assets minus current liabilities) of $29,077 compared to negative working capital of $(2,103,899) at June 30, 2010. The increase in working capital was primarily due to being cash flow positive during the quarter and the reduction of the current derivative liabilities.
     We intend to convert our remaining short-term debentures and related derivative liabilities into 800,000 shares of our common stock during the second quarter of our fiscal 2011. These conversions should have a further positive effect on our working capital. Based on our forecasted cash flow for fiscal 2011 we have determined that cash on hand will be sufficient to fund our operations through September 30, 2011 and the foreseeable future thereafter.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we did not have any off-balance sheet arrangements.
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
     We offer a 30-day, money back unconditional guarantee to all direct customers. As of September 30, 2010, our September 2010 direct and network marketing sales shipments of approximately $2,270,000 were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $447,434 on September 30, 2010, compared with a $343,900 on June 30, 2010. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We recorded a reserve for obsolete inventory as of September 30, 2010 of approximately $48,000 related to certain marketing materials held in inventory.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of September 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

     Identified Material Weaknesses
     A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of September 30, 2010. In particular, we concluded that we did not maintain:
1.	Adequate oversight of certain accounting functions and did not maintain adequate documentation of management review and approval of accounting transactions and financial reporting processes; and

2.	Formal policies governing certain accounting transactions and financial reporting processes.
     In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of September 30, 2010.
     Management’s Remediation Initiatives
     We are in the process of evaluating our material weaknesses. We have already begun to remediate many of the material weaknesses. In an effort to remediate the identified material weaknesses and other deficiencies and to enhance our internal control over financial reporting, we have initiated, or plan to initiate, the following series of measures:
1)	Implement appropriate management oversight and approval activities; and

2)	Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies.
     We plan to test our updated controls and remediate our material weaknesses by June 30, 2011.
     In our Annual Report on Form 10-K for the year ended June 30, 2010 (filed with the SEC on September 15, 2010) in addition to the material weaknesses discussed above, we identified two other material weaknesses in our internal controls related to the lack of: (i) sufficient personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of technical accounting principles in accordance with GAAP to support our financial accounting and reporting functions; and (ii) a whistleblower hotline. During the quarter ended September 30, 2010 we hired additional staff with experience managing and working in the corporate accounting department of a publicly traded company and established a whistleblower hotline.
     Conclusion
     The above identified material weaknesses resulted in material audit adjustments to our 2010 financial statements. If the identified material weaknesses are not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements in a future interim or annual period.

     In light of the identified material weaknesses, management performed (1) significant additional substantive review of those areas described above, and (2) additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2010, we implemented the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act; we hired additional staff and established a whistleblower hotline.

PART II Other Information

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Information required by Item 701 of Regulation S-K as to equity securities we sold during the period covered by this report that were not registered under the Securities Act of 1933 has been previously reported (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: November 8, 2010	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	/s/ Carrie E. McQueen
Carrie E. McQueen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description
10.1#	LifeVantage FY2011 Corporate Bonus Plan
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

#	Management contract or compensatory plan