Form 10-Q
period 2010-12-31
Lifevantage Corp
filed 2011-02-14
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 1, 2011 was 73,518,592.

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
     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	Limited operating history in new business model;

•	Our ability to successfully expand our operations and manage our future growth;

•	Difficulty in managing growth and expansion;

•	Dilutive effects of any potential need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Material weaknesses reported in our internal control over financial reporting;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	Our ability to protect our intellectual property rights and the value of our product;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Our common stock is currently classified as a penny stock;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.
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
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of,
	December 31, 2010	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,736,172	$1,637,676
Investments, available for sale	300,000	340,000
Accounts receivable, net	477,591	401,597
Inventory	930,134	493,858
Prepaid expenses and deposits	298,450	153,864

Total current assets	4,742,347	3,026,995
Long-term assets
Investments, available for sale	75,000	85,000
Property and equipment, net	200,073	196,353
Intangible assets, net	1,994,192	2,045,471
Deferred debt offering costs, net	394,442	844,792
Deposits	28,613	28,613

TOTAL ASSETS	$7,434,667	$6,227,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$710,269	$770,941
Commissions payable	796,210	591,035
Reserve for sales returns	625,730	343,937
Other accrued expenses	1,210,415	809,507
Customer deposits	38,450	34,797
Revolving line of credit and accrued interest	434,093	433,985
Short-term derivative liabilities	1,716,141	1,444,331
Short-term convertible debt, net of discount	29,445	702,361

Total current liabilities	5,560,753	5,130,894
Long-term liabilities
Deferred rent	24,104	27,191
Derivative liabilities	6,346,599	17,123,119
Convertible debt, net of discount	78,381	121,014

Total liabilities	12,009,837	22,402,218

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 71,947,949 and 61,494,849 issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	71,948	61,495
Additional paid-in capital	26,891,165	21,457,145
Accumulated deficit	(31,499,040)	(37,661,857)
Accumulated other comprehensive loss	(39,243)	(31,777)

Total stockholders’ deficit	(4,575,170)	(16,174,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,434,667	$6,227,224

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales, net	$7,460,089	$2,455,646	$13,903,438	$4,313,643
Cost of sales	1,191,534	411,824	2,211,669	724,798

Gross profit	6,268,555	2,043,822	11,691,769	3,588,845
Operating expenses:
Sales and marketing	4,020,603	1,962,590	7,431,446	3,975,195
General and administrative	1,496,069	2,548,891	3,003,162	4,929,608
Research and development	89,717	118,522	199,510	225,414
Depreciation and amortization	53,184	93,475	103,900	146,773

Total operating expenses	5,659,573	4,723,478	10,738,018	9,276,990

Operating income (loss)	608,982	(2,679,656)	953,751	(5,688,145)
Other income (expense):
Interest expense	(544,282)	(741,790)	(2,008,905)	(895,490)
Change in fair value of derivative liabilities	5,477,924	2,740,783	7,312,971	8,768,519

Total other income	4,933,642	1,998,993	5,304,066	7,873,029

Net income (loss) before income taxes	5,542,624	(680,663)	6,257,817	2,184,884

Income tax expense	(95,000)	—	(95,000)	—

Net income (loss)	5,447,624	(680,663)	6,162,817	2,184,884

Net income (loss) per share, basic	$.08	$(0.01)	$.09	$0.04

Net income (loss) per share, diluted	$.06	$(0.01)	$.07	$0.03

Weighted average shares, basic	71,063,750	56,988,549	67,374,094	56,896,535
Weighted average shares, diluted	90,969,984	56,988,549	87,837,962	68,643,382
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Loss	Total
Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)
Conversion of debt to equity	10,453,100	10,453	5,271,905	—	—	5,282,358
Options/Warrants issued for services	—	—	162,115	—	—	162,115
Currency translation adjustment	—	—	—	—	(7,466)	(7,466)
Net income	—	—	—	6,162,817	—	6,162,817

Other comprehensive income						6,155,351

Balances, December 31, 2010	71,947,949	$71,948	$26,891,165	$(31,499,040)	$(39,243)	$(4,575,170)

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$6,162,817	$2,184,884
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	103,900	146,774
Stock based compensation to employees	132,517	929,205
Stock based compensation to non-employees	29,598	724,325
Amortization of debt discount	1,375,071	741,045
Amortization of deferred offering costs	450,350	44,591
Non-cash interest expense	108	—
Change in fair value of derivative liabilities	(7,312,971)	(8,768,519)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,994)	420,843
(Increase) decrease in inventory	(436,276)	52,134
(Increase) in prepaid expenses	(140,934)	(69,057)
Decrease in deposits and other assets	—	21,486
(Decrease) in accounts payable	(60,672)	(24,773)
Increase in accrued expenses	884,789	339,302

Net Cash Provided (Used) by Operating Activities	1,112,303	(3,257,760)
Cash Flows from Investing Activities:
Redemption of marketable securities	50,000	75,000
Purchase of intangible assets	(10,651)	(22,834)
Purchase of equipment	(45,690)	—

Net Cash (Used) Provided by Investing Activities	(6,341)	52,166
Cash Flows from Financing Activities:
Net (payments) on proceeds from revolving line of credit and accrued interest	—	(146,410)
Borrowings on long-term obligations	—	756,635
Issuance of convertible debt and warrants	—	1,377,143
Receivable from equity raise	—	119,750
Principal payments under capital lease obligation	—	(30,783)
Issuance of common stock and warrants	—	904,256
Exercise of options and warrants	—	32,378
Private placement fees	—	(130,714)

Net Cash Provided by Financing Activities	—	2,882,255
Foreign Currency Effect on Cash	(7,466)	(3,777)
Increase (Decrease) in Cash and Cash Equivalents:	1,098,496	(327,116)
Cash and Cash Equivalents — beginning of period	1,637,676	608,795

Cash and Cash Equivalents — end of period	$2,736,172	$281,679

Non Cash Investing and Financing Activities:
Warrants issued for agent fees and reclassification of warrants to a derivative liability	$—	$122,508
Conversion of debt to common stock	$2,090,620	$30,000
Conversion of derivative to common stock	$3,191,738	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$202,972	$46,204
Cash paid for income taxes	$56,000	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2010 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of December 31, 2010, and the results of operations for the three and six month periods ended December 31, 2010 and 2009 and the cash flows for the six month periods ended December 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
Note 2 — Summary of Significant Accounting Policies:
Consolidation
     The accompanying financial statements include the accounts of LifeVantage Corporation and our wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. All inter-company accounts and transactions between the entities have been eliminated in consolidation.
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
Fair Value Measurements
     Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our embedded derivative liabilities. See Notes 4 and 6 — Convertible Debentures and Stockholders Equity for disclosures related to our convertible debentures and common stock and warrant financing arrangements. The fair value hierarchy is defined below:

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
     The summary of fair values of financial instruments is as follows at December 31, 2010:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$375,000	$375,000	2	Market price
Derivative warrant liabilities	$5,893,631	$5,893,631	3	Black-Scholes
Embedded conversion liability	$2,169,109	$2,169,109	3	Lattice model
     The summary of fair values of financial instruments is as follows at June 30, 2010:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$425,000	$425,000	2	Market price
Derivative warrant liabilities	$10,573,084	$10,573,084	3	Black-Scholes
Embedded conversion liability	$7,994,366	$7,994,366	3	Lattice model
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010 and the year ended June 30, 2010:

	December 31,
	2010	June 30, 2010
Beginning balance: Derivative liabilities	$18,567,450	$8,429,710
Total (gains) losses	(7,312,971)	(3,101,673)
Adoption of change in accounting principle	—	3,267,253
Purchases, sales, issuances and settlements, net	(3,191,739)	9,972,160

Ending balance: Derivative liabilities	$8,062,740	$18,567,450

Cash and Cash Equivalents
     We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Accounts Receivable
     Accounts receivable at December 31, 2010 consist primarily of credit card receivables including a percentage holdback by the credit card processor. The holdback balance at December 31, 2010 was $432,246. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of December 31, 2010 is not necessary. No bad debt expense has been recorded for the six months ended December 31, 2010 or the year ended June 30, 2010.
Investments
     In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We have classified these investments as available for sale in the balance sheet.

Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of December 31, 2010 and June 30, 2010, inventory consisted of:

	December 31, 2010	June 30, 2010
Finished goods	$377,860	$326,095
Raw materials	552,274	167,763

Total inventory	$930,134	$493,858

Deferred Offering Costs
     Deferred offering costs consist of cash paid to and the fair value of warrants issued to placement agents in conjunction with our convertible debenture financings. Amortization of these costs commence upon the closing date and continue for the life of the convertible debenture instruments.
     As of December 31, 2010 and June 30, 2010, deferred offering costs consisted of:

	December 31,	June 30,
	2010	2010
Deferred offering costs	$1,370,212	$1,370,212
Amortization of deferred offering costs	(975,770)	(525,420)

Deferred offering costs, net	$394,442	$844,792

Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. We have experienced overall monthly returns of approximately 3% of sales. Our return rate for sales directly to consumers, which excludes sales through our network marketing channel is approximately 1% of sales based on historical experience and our return rate for sales through our network marketing channel is approximately 4% of sales based upon our historical experience and network marketing industry experience. As of December 31, 2010 and June 30, 2010, our reserve balance for returns and allowances was $625,730 and $343,937, respectively.
Income/(Loss) per share
     Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three and six month periods ended December 31, 2010 the effects of approximately 40.9 million and 40.6 million common shares, respectively, issuable pursuant to warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive. For the three month period ended December 31, 2009 the basic and diluted average outstanding shares are the same since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation. For the six month period ended December 31, 2009 the effects of approximately 48.4 million common shares issuable pursuant to the convertible debentures and warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive.

Segment Information
     Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. Our operations are also subject to similar regulatory environments. We conduct our operations in the U.S., Japan and Mexico. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Three months ended December 31,		Six months ended December 31, 2010
	2010	2009	2010	2009
Revenues from unaffiliated customers
U.S. operations	$5,796,985	$2,392,838	$10,945,062	$4,250,835
Japan operations	1,589,466	—	2,830,797	—
Mexico operations	73,638	62,808	127,579	62,808

Total revenues	$7,460,089	$2,455,646	$13,903,438	$4,313,643

Research and Development Costs
We expense all costs related to research and development activities as incurred. Research and development expenses for the six month periods ended December 31, 2010 and 2009 were $199,510 and $225,414, respectively.
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
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of December 31, 2010 we have recognized income tax expense of $95,000 which is our estimated state income tax liability for the six months ended December 31, 2010. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 1.71% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, State income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.
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
Concentration of Credit Risk
     We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2010, we had $2,419,787 in cash accounts at one financial institution, approximately $110,831 in foreign bank accounts and $205,554 in an investment management account at another financial institution. The maximum loss that would have resulted from concentration risk totaled $787,147 at December 31, 2010 and $717,618 at June 30, 2010 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance.
Effect of New Accounting Pronouncements
     We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 — Investments
     In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We considered investments in these instruments as available for sale in accordance with relevant accounting guidance.

     ARPS have historically been liquid but have been adversely affected by the broader national liquidity crisis. We entered into an agreement with our investment advisor, Stifel Nicolaus, to repurchase 100% of the remaining ARPS at par on or prior to June 30, 2012. The schedule for repurchase of remaining ARPS by Stifel Nicolaus over the next three years is as follows:
(a)	The greater of 10 percent or $25,000 to be completed by June 30, 2011;

(b)	The balance of outstanding ARPS, if any, to be repurchased by June 30, 2012.
     We have established a line of credit to borrow against 80% of these investments so that sales of these securities would not have to occur in order to fund our operating needs. The interest on amounts borrowed has been approximately the same as the interest being earned from the underlying securities. Management classified 80% or $300,000 of our investments as short term. The remaining 20% or $75,000 of our investments that may not be available in the current year are classified as long-term.
     As of December 31, 2010, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. We have not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. In addition, no unrealized gain or loss has been recorded on these assets. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
Note 4 — Convertible Debentures
2007
     On September 26, 2007 and October 31, 2007, we issued convertible debentures in a private placement offering that had an interest rate of 8 percent per annum and had a term of three years. The convertible debentures were convertible into common stock at $0.20 per share during their term and at maturity, at our option, were repayable in full or convertible into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity date on September 26, 2010 and October 31, 2010. We also issued warrants to purchase shares of our common stock at $0.30 per share in the private placement offering. We allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and derivative liabilities was amortized over the period to the due date of each convertible debenture, using the effective interest method. We redeemed all warrants issued in the offering in fiscal 2009.
     Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	December 31,	December 31,
Date Issued	Issued	Discount	Converted	Converted	2010	2010
September 26, 2007	$1,075,000	$(937,510)	$(1,075,000)	$242,173	$695,337	$—
October 31, 2007	415,000	(378,235)	(415,000)	139,624	238,611	—

Totals	$1,490,000	$(1,315,745)	$(1,490,000)	$381,797	$933,948	$—

     As of December 31, 2010 all the convertible debentures issued in September and October of 2007 have been converted.
     We determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to our own stock, as an anti-dilution provision in the convertible debentures would have reduced the conversion price dollar for dollar if we were to have issued common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. We have bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. As of December 31, 2010 the embedded conversion option had a zero value because all debentures have been converted.
     In addition, we have reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.

     Effective interest associated with the convertible debentures totaled $16,632 and $240,684 for the three and six months ended December 31, 2010, respectively. Effective interest associated with the convertible debentures totaled $147,955 and $306,703 for the three and six months ended December 31, 2009, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid totaled $1,102 and $18,046 for the three and six months ended December 31, 2010, respectively. Simple interest paid totaled $22,795 and $46,204 for the three and six months ended December 31, 2009, respectively. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which was amortized into interest expense over the term of the convertible debentures on a straight-line basis. As of December 31, 2010 we have recorded accumulated amortization of 2007 deferred offering costs of $231,552.
2009 and 2010
     Between November 2009 and February 2010, we issued convertible debentures with an aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. Accordingly, as of December 31, 2010, these amounts are recorded as long-term convertible debt on the accompanying balance sheet. We received aggregate net cash proceeds of $4,035,687, after deducting placement fees of $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, we have the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the debentures. In conjunction with these convertible debentures we issued warrants to purchase an aggregate of 14,997,449 shares of common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,860 shares of common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture. We allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	December 31,	December 31,
Date Issued	Issued	Discount	Converted	Converted	2010	2010
November 18, 2009	$246,896	$(246,896)	$(169,830)	$168,578	$3,311	$2,059
December 11, 2009	874,125	(874,125)	(199,800)	198,354	20,719	19,273
December 31, 2009	254,745	(254,745)	—	—	8,114	8,114
January 20, 2010	1,255,743	(1,255,743)	(259,740)	257,547	37,434	35,241
February 4, 2010	1,849,149	(1,849,149)	(559,440)	556,570	38,034	35,164
February 25, 2010	514,342	(514,342)	(326,530)	322,627	11,878	7,975

Totals	$4,995,000	$(4,995,000)	$(1,515,340)	$1,503,676	$119,490	$107,826

     As of December 31, 2010 the convertible debentures are convertible into an aggregate of 17,398,300 shares with a value as of December 31, 2010 of $6,785,337 which exceeds the principal value by $3,305,677.
     Based on authoritative guidance effective on July 1, 2009 we have concluded that the embedded conversion option in the convertible debentures is required to be bifurcated from the host contract and accounted for this feature as a separate derivative liability, at fair value, in our financial statements. In addition, we determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in our financial statements, due to certain anti-dilution provisions. As of December 31, 2010, the embedded conversion option is estimated to be $2,169,109 and the warrant derivative is estimated to be $4,884,283. In addition, we have reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.
     Effective interest associated with the convertible debentures totaled $383,590 and $1,337,357 for the three and six month periods ended December 31, 2010, respectively. Effective interest associated with the convertible debentures totaled $45,107 for the three and six month periods ended December 31, 2009, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid was $87,906 and $184,925 for the three and six month periods ended December 31, 2010, respectively. We incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings, $464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses is being amortized into interest expense over the term of the convertible debentures. As of December 31, 2010 we have recorded accumulated amortization of deferred offering costs of $744,218.

Note 5 — Line of Credit
     We established a line of credit to borrow up to 80% of our investments. As of December 31, 2010, we can borrow up to $600,000. The line is collateralized by our auction rate securities. The interest rate charged through December 31, 2010, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of December 31, 2010. At December 31, 2010, we have borrowed approximately $434,093, including accrued interest, from the line.
Note 6 — Stockholders’ Equity
     During the three and six months ended December 31, 2010 we issued 2,307,225 and 10,453,100, respectively, shares of common stock as a result of conversions of convertible debentures.
     Our Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2010, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.
Note 7 — Stock-based Compensation
     We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10,000,000 shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of December 31, 2010, awards for the purchase of an aggregate of 8,473,731 shares of our common stock are outstanding under the 2007 Plan.
     We adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, to provide incentives to certain eligible employees, directors and consultants. A maximum of 3,500,000 shares of our common stock can be issued under the 2010 Plan in connection with the grant of awards. As of December 31, 2010 there were no awards outstanding under the 2010 Plan.
     Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options totaling none and 58,000 were granted for the three and six month periods ended December 31, 2010, respectively. Compensation based options totaling 621,500 and 1,377,500 were granted during the three and six month periods ended December 31, 2009, respectively.
     For the three and six months ended December 31, 2010, stock based compensation of $46,958 and $162,115, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2010, $46,958 and $132,517 respectively, was employee related and none and $29,598, respectively, was non-employee related. For the three and six months ended December 31, 2009, stock based compensation of $851,281 and $1,653,530, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2009, $490,338 and $929,205 respectively, was employee related and $360,943 and $724,325 respectively, was non-employee related.
     Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2010 and 2009 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the six month periods ended December 31, 2010 and 2009:
1.	risk-free interest rates of between 1.33 and 1.62 percent for the six months ended December 31, 2010 and 3.52 percent for the six months ended December 31, 2009;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 128 and 129 percent for the six months ended December 31, 2010 between 160 and 337 percent for the six months ended December 31, 2009.

Note 8 — Subsequent Events
     In January 2011 we granted 919,500 options under our 2007 and 2010 Long-Term Incentive plans. Between January 1, 2011 and February 1, 2011 we issued 1,570,943 shares of common stock as a result of option and warrant exercises and conversions of debentures.
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
     We primarily sell a single product, Protandim, and in June 2009 we began selling our LifeVantage TrueScience™ Anti-Aging Cream (“LifeVantage TrueScience”) which incorporates ingredients contained in Protandim and other proprietary ingredients. We developed Protandim, a proprietary blend of ingredients that combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes including SOD, CAT, and glutathione synthase.
     We sell Protandim and LifeVantage TrueScience through our network marketing sales channel utilizing independent distributors and directly to individuals through our preferred customer program.
     To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality, which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of the efficacy of Protandim to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing activities in an effort to introduce additional products in the future, although we may not be successful in this endeavor.

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
     Net revenue from Protandim®, TrueScience®and related marketing materials totaled $7,460,089 and $13,903,438, respectively, for the three and six months ended December 31, 2010, and $2,455,646 and $4,313,643, respectively, for the three and six months ended December 31, 2009.
Three and Six Months Ended December 31, 2010 Compared to Three and Six Months Ended December 31, 2009
     Revenue We generated net revenue of $7,460,089 during the three months ended December 31, 2010, and generated net revenue of $2,455,646 during the three months ended December 31, 2009. We generated net revenue of $13,903,438 during the six months ended December 31, 2010 and $4,313,643 during the six months ended December 31, 2009. The increase in revenue is due to increased sales volume through the network marketing or multi-level marketing sales channel. Our sales in Japan contributed $1,589,466 and $2,830,797 of this increase for the three and six months ended December 31, 2010, respectively. During the three and six month periods ended December 31, 2010, substantially all of our sales and marketing effort was directed toward building this channel.
     Gross Margin Our gross profit percentage for the three month periods ended December 31, 2010 and 2009 was 84% and 83%, respectively. Our gross profit percentage for the six months ended December 31, 2010 and 2009 was 84% and 83%, respectively. The slightly higher gross margins we have experienced are primarily due to efficiencies and cost reductions obtained through our contract manufacturer. We expect the gross margin percentages for this sales channel to remain in this range for the foreseeable future.
     Operating Expenses Total operating expenses for the three months ended December 31, 2010 were $5,659,573 as compared to operating expenses of $4,723,478 for the three months ended December 31, 2009. Total operating expenses during the six month period ended December 31, 2010 were $10,738,018 as compared to operating expenses of $9,276,990 during the six month period ended December 31, 2009. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses.

     Sales and Marketing Expenses Sales and marketing expense increased from $1,962,590 for the three months ended December 31, 2009 to $4,020,603 for the three months ended December 31, 2010. Sales and marketing expenses increased from approximately $3,975,195 for the six months ended December 31, 2009 to $7,431,446 for the six months ended December 31, 2010. This increase was due primarily to commissions paid to distributors due to the higher sales volume. The increase also reflects expenses associated with sales events, such as our Elite Academy, which took place in the quarter ended December 31, 2010. We expect continued increases in sales and marketing expenses as our sales increase.
     General and Administrative Expenses Our general and administrative expense decreased from $2,548,891 for the three months ended December 31, 2009 to $1,496,069 for the three months ended December 31, 2010. General and administrative expense decreased from $4,929,608 for the six months ended December 31, 2009 to $3,003,162 for the six months ended December 31, 2010. The decreases are primarily due to decreased legal and personnel related costs and are partially offset by increased bonus accruals and benefits costs. We expect general and administrative expenses to remain relatively stable, however there will be some periodic increases associated with additional personnel required to support our growth.
     Research and Development Our research and development expenses decreased from $118,522 for the three months ended December 31, 2009 to $89,717 for the three months ended December 31, 2010. Research and development expenses decreased from $225,414 for the six months ended December 31, 2009 to $199,510 for the six months ended December 31, 2010. These decreases are a result of a decrease in spending on contract research in the first half of our fiscal 2011. While research and development expenses were only $89,717 for the three months ended December 31, 2010 continued investment in research and development is a company priority and we have ensured that sufficient cash is available for the remainder of this fiscal year to fund research and development efforts amounting to approximately 2% of our total net revenue. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects, which are still in the planning stages.
     Depreciation and Amortization Expense Depreciation and amortization expense decreased from $93,475 during the three months ended December 31, 2009 to $53,184 during the three months ended December 31, 2010. Depreciation and amortization expense decreased from $146,773 for the six months ended December 31, 2009 to $103,900 for the six months ended December 31, 2010. These decreases were due primarily to assets being fully depreciated and are partially offset by depreciation associated with capital acquisitions made in the quarter ended December 31, 2010.
     Net Other Income We recognized net other income of $4,933,642 during the three months ended December 31, 2010 as compared to net other income of $1,998,993 during the three months ended December 31, 2009. During the six months ended December 31, 2010 we recognized net other income of $5,304,066 as compared to net other income of $7,873,029 for the six months ended December 31, 2009. These fluctuations between periods are primarily the result of the change in fair value of the derivative liabilities during the three and six months ended December 31, 2010 of $5,477,924 and $7,312,971, respectively. This income was partially offset by interest expense related to convertible debentures and income tax expense.
     Income Tax Expense We recognized income tax expense of $95,000 for the three and six months ended December 31, 2010 as compared to none for the three and six months ended December 31, 2009. The income tax expense reflects our estimated liability for state income taxes for the six months ended December 31, 2010.
     Net Income/Loss We recorded net income of $5,447,624 for the three month period ended December 31, 2010 compared to a net loss of $680,663 for the three month period ended December 31 2009. We recorded net income of $6,162,817 for the six month period ended December 31, 2010 compared to net income of $2,184,884 for the six month period ended December 31, 2009.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance our continued expansion into the network marketing sales channel. This includes the costs associated with additional support personnel, compensating our distributors, the manufacture and sale of our products, and general and administrative expenses. In order to remain cash flow positive from operations, we must maintain or continue to increase sales and maintain or limit expense increases, which we may be unable to do.
     Our primary sources of liquidity are cash generated from the sales of our product and funds raised from our 2007, 2009 and 2010 private placements financing transactions. As of December 31, 2010, our available liquidity was $2,736,172, including available cash, cash equivalents and marketable securities. This represented an increase of $1,098,496 from the $1,637,676 in cash, cash equivalents and marketable securities as of June 30, 2010. During the six months ended December 31, 2010, our net cash provided by operating activities was $1,112,303 as compared to net cash used by operating activities of $3,257,760 during the six months ended December 31, 2009. Our cash provided by operating activities during the six month period ended December 31, 2010 increased primarily as a result of increased revenues.

     During the six months ended December 31, 2010, our net cash used by investing activities was $6,341, due to the redemption of marketable securities less the purchase of fixed and intangible assets. During the six months ended December 31, 2009, our net cash provided by investing activities was $52,166 primarily due to the redemption of marketable securities less the purchase of intangible assets.
     Cash provided by financing activities during the six months ended December 31, 2010 was none compared to cash provided by financing activities of $2,882,255 during the six months ended December 31, 2009. Cash provided by financing activities during the six month period ended December 31, 2010 was related solely to net proceeds from the revolving line of credit. Cash provided from financing activities during the six months ended December 31, 2009 was due to proceeds from an equity offering of common stock and warrants and the issuance of convertible debentures and warrants.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate private securities, or ARPS, of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
     We have a line of credit that is secured by the marketable securities that we hold, which allows us to borrow against 80% of the par value of these marketable securities. Based upon this line of credit, we have classified 80% or $300,000 of our marketable securities as short term. The remaining 20% or $75,000 of our marketable securities that may not be available in the next twelve months is classified as long-term. However, future economic events could change the portion of these classified as long term.
     At December 31, 2010, we had negative working capital (current assets minus current liabilities) of $(818,406), compared to negative working capital of $(2,103,899) at June 30, 2010. The negative working capital at December 31, 2010 is due to the classification of certain derivative liabilities related to the 2009 convertible debentures as short-term in the quarter ended December 31, 2010.
     Our ability to finance future operations will depend on our existing liquidity and on our ability to generate continued revenues and profits from operations. We believe that existing cash on hand and future cash flow will be sufficient to allow us to continue operations for at least the next 12 months. A shortfall from projected sales levels would likely result in expense reductions, which could have a material adverse effect on our ability to continue operations at current levels. If we are unable to generate cash from operations at projected or otherwise sufficient levels, we may be required to seek additional funds through debt, equity or equity-based financing (such as convertible debt); however financing may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
Off-Balance Sheet Arrangements
     As of December 31, 2010, we did not have any off-balance sheet arrangements.
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
     We offer a 30-day, money back unconditional guarantee to all direct customers. As of December 31, 2010, our direct and network marketing sales shipments of approximately $2,377,000 were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $625,730 on December 31, 2010, compared with $343,900 on June 30, 2010. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We have recorded $103,359 of reserve for obsolete inventory as of December 31, 2010 primarily for obsolete marketing materials.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.
     Identified Material Weaknesses
     A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of December 31, 2010. In particular, we concluded that we did not maintain:
1.	Adequate oversight of certain accounting functions and did not maintain adequate documentation of management review and approval of accounting transactions and financial reporting processes; and
2.	Formal policies governing certain accounting transactions and financial reporting processes.
     In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of December 31, 2010.
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
     Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, during the period covered by this Quarterly Report. We continue to work on remediating our identified material weaknesses.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the period covered by this report, we issued 800,000 unregistered shares of our common stock upon the conversion of convertible debentures originally acquired from us in September and October 2007. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof. The shares were exchanged for outstanding debentures exclusively with the holder thereof and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: February 14, 2011	/s/ David W. Brown
David W. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	/s/ Carrie E. McQueen
Carrie E. McQueen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description
10.1#	LifeVantage FY2011 Corporate Bonus Plan (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contract or compensatory plan.

(1)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2010 filed on November 8, 2010, and incorporated herein by reference

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing