Form 10-Q
period 2011-03-31
Lifevantage Corp
filed 2011-05-16
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 12, 2011 was 79,173,522.

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
INDEX

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of,
	March 31, 2011	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$4,094,051	$1,637,676
Investments, available for sale	280,000	340,000
Accounts receivable, net	803,987	401,597
Inventory	1,471,738	493,858
Short-term deferred debt offering costs, net	261,054	—
Prepaid expenses and deposits	385,704	153,864

Total current assets	7,296,534	3,026,995
Long-term assets
Investments, available for sale	70,000	85,000
Property and equipment, net	196,007	196,353
Intangible assets, net	1,976,785	2,045,471
Deferred debt offering costs, net	—	844,792
Deposits	27,673	28,613

TOTAL ASSETS	$9,566,999	$6,227,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$875,042	$770,941
Commissions payable	1,370,556	591,035
Reserve for sales returns	737,495	343,937
Other accrued expenses	1,618,210	809,507
Customer deposits	—	34,797
Revolving line of credit and accrued interest	433,984	433,985
Short-term derivative liabilities	7,573,109	1,444,331
Short-term convertible debt, net of discount	138,168	702,361

Total current liabilities	12,746,564	5,130,894
Long-term liabilities
Deferred rent	22,560	27,191
Derivative liabilities	9,967,357	17,123,119
Convertible debt, net of discount	—	121,014

Total liabilities	22,736,481	22,402,218

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 73,677,540 and 61,494,849 issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	73,678	61,495
Additional paid-in capital	28,080,043	21,457,145
Accumulated deficit	(41,266,601)	(37,661,857)
Accumulated other comprehensive loss	(56,602)	(31,777)

Total stockholders’ deficit	(13,169,482)	(16,174,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,566,999	$6,227,224

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales, net	$9,975,224	$2,723,807	$23,878,662	$7,037,450
Cost of sales	1,581,866	447,797	3,793,535	1,172,595

Gross profit	8,393,358	2,276,010	20,085,127	5,864,855
Operating expenses:
Sales and marketing	5,350,388	1,877,073	12,781,834	5,852,268
General and administrative	2,081,108	1,618,591	5,084,270	6,548,199
Research and development	115,515	69,863	315,025	295,277
Depreciation and amortization	54,084	53,960	157,984	200,733

Total operating expenses	7,601,095	3,619,487	18,339,113	12,896,477

Operating income (loss)	792,263	(1,343,477)	1,746,014	(7,031,622)
Other income (expense):
Interest expense	(468,900)	(5,483,245)	(2,477,805)	(6,378,735)
Change in fair value of derivative liabilities	(10,090,924)	(1,422,894)	(2,777,953)	7,345,657

Total other income (expense)	(10,559,824)	(6,906,139)	(5,255,758)	966,922

Net income (loss) before income taxes	(9,767,561)	(8,249,616)	(3,509,744)	(6,064,700)

Income tax expense	—	—	(95,000)	—

Net income (loss)	(9,767,561)	(8,249,616)	(3,604,744)	(6,064,700)

Net income (loss) per share, basic and diluted	$(0.13)	$(0.14)	$(0.05)	$(0.11)

Weighted average shares, basic and diluted	73,181,511	57,117,710	69,281,640	57,353,428
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Loss	Total
Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)
Conversion of debt to equity	11,646,825	11,647	6,122,654	—	—	6,134,301
Options/Warrants issued for services	—	—	450,780	—	—	450,780
Exercise of options and warrants	535,866	536	49,464			50,000
Currency translation adjustment	—	—	—	—	(24,825)	(24,825)
Net loss	—	—	—	(3,604,744)	—	(3,604,744)

Other comprehensive income						(3,629,569)

Balances, March 31, 2011	73,677,540	$73,678	$28,080,043	$(41,266,601)	$(56,602)	$(13,169,482)

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(3,604,744)	$(6,064,700)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	157,984	200,733
Stock based compensation to employees	397,183	973,455
Stock based compensation to non-employees	53,597	1,097,917
Amortization of debt discount		956,633
Amortization of deferred offering costs	583,738	165,051
Non-cash interest expense	1,644,158	5,094,905
Change in fair value of derivative liabilities	2,777,953	(7,345,657)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(402,390)	544,231
(Increase) decrease in inventory	(977,880)	144,929
Increase in prepaid expenses	(266,637)	(46,010)
Decrease in deposits and other assets	940	32,182
Increase (decrease) in accounts payable	104,101	(876,844)
Increase in accrued expenses	1,977,148	607,016

Net Cash Provided (Used) by Operating Activities	2,445,151	(4,516,159)
Cash Flows from Investing Activities:
Redemption of marketable securities	75,000	200,000
Purchase of intangible assets	(24,208)	(30,251)
Purchase of equipment	(64,743)	(2,965)

Net Cash (Used) Provided by Investing Activities	(13,951)	166,784
Cash Flows from Financing Activities:
Net (payments) on proceeds from revolving line of credit and accrued interest	—	(147,459)
Issuance of convertible debt and warrants	—	5,000,000
Principal payments under capital lease obligation	—	(41,491)
Issuance of common stock and warrants	50,000	946,139
Exercise of options and warrants	—	7,477
Private placement fees	—	(464,313)

Net Cash Provided by Financing Activities	50,000	5,300,353
Foreign Currency Effect on Cash	(24,825)	(33,448)
Increase (Decrease) in Cash and Cash Equivalents:	2,456,375	917,530
Cash and Cash Equivalents — beginning of period	1,637,676	608,795

Cash and Cash Equivalents — end of period	$4,094,051	$1,526,325

Non Cash Investing and Financing Activities:
Warrants issued for agent fees and reclassification of warrants to a derivative liability	$—	$674,347
Conversion of debt to common stock	$2,329,365	$239,940
Conversion of derivative to common stock	$3,804,936	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$276,625	$68,198
Cash paid for income taxes	$56,000	$—
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
     These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2010 included in our annual report on Form 10-K.
Note 1 — Organization and Basis of Presentation:
     The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of March 31, 2011, and the results of operations for the three and nine month periods ended March 31, 2011 and 2010 and the cash flows for the nine month periods ended March 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform to our current period presentation.
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
     The summary of fair values of financial instruments is as follows at March 31, 2011:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$350,000	$350,000	2	Market price
Derivative warrant liabilities	$11,681,218	$11,681,217	3	Black-Scholes
Embedded conversion liability	$5,859,248	$5,859,248	3	Lattice model
     The summary of fair values of financial instruments is as follows at June 30, 2010:

	Fair	Carrying		Valuation
Instrument:	value	Value	Level	Methodology
Investments	$425,000	$425,000	2	Market price
Derivative warrant liabilities	$10,573,084	$10,573,084	3	Black-Scholes
Embedded conversion liability	$7,994,366	$7,994,366	3	Lattice model
     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2011 and the year ended June 30, 2010:

	March 31,
	2011	June 30, 2010
Beginning balance: Derivative liabilities	$18,567,450	$8,429,710
Total (gains) losses	2,777,953	(3,101,673)
Adoption of change in accounting principle	—	3,267,253
Purchases, sales, issuances and settlements, net	(3,804,937)	9,972,160

Ending balance: Derivative liabilities	$17,540,466	$18,567,450

Cash and Cash Equivalents
     We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Accounts Receivable
     Accounts receivable at March 31, 2011 consist primarily of credit card receivables including a percentage holdback by the credit card processor. The holdback balance at March 31, 2011 was $539,374. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of March 31, 2011 is not necessary. No bad debt expense has been recorded for the nine months ended March 31, 2011 or the year ended June 30, 2010.
Investments
     In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We have classified these investments as available for sale in the balance sheet.

Inventory
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of March 31, 2011 and June 30, 2010, inventory consisted of:

	March 31, 2011	June 30, 2010
Finished goods	$629,789	$326,095
Raw materials	841,949	167,763

Total inventory	$1,471,738	$493,858

Deferred Offering Costs
     Deferred offering costs consist of cash paid to and the fair value of warrants issued to placement agents in conjunction with our convertible debenture financings. Amortization of these costs commence upon the closing date and continue for the life of the convertible debenture instruments.
     As of March 31, 2011 and June 30, 2010, deferred offering costs consisted of:

	March 31,	June 30,
	2011	2010
Deferred offering costs	$1,370,212	$1,370,212
Amortization of deferred offering costs	(1,109,158)	(525,420)

Deferred offering costs, net	$261,054	$844,792

Revenue Recognition
     We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. Our return rate for sales directly to consumers and sales through our network channel are based on our historical experience which we analyze on a regular basis. As a result of our analysis during the three months ended March 31, 2011 we adjusted our reserve estimate which resulted in an increase to revenue and operating income and a decrease to net loss of approximately $137,000. As of March 31, 2011 and June 30, 2010, our reserve balance for returns and allowances was $737,495 and $343,937, respectively.
Income/(Loss) per share
     Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three and nine month periods ended March 31, 2011 the effects of approximately 62 million common shares, respectively, issuable upon exercise of warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three month and nine month periods ended March 31, 2010 the basic and diluted average outstanding shares are the same since including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.

Segment Information
     Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. Our operations are also subject to similar regulatory environments. We conduct our operations in the U.S., Japan and Mexico. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues from unaffiliated customers
U.S. operations	$8,098,007	$2,678,501	$20,867,657	$6,925,335
Japan operations	1,824,588	—	2,830,797	—
Mexico operations	52,629	45,306	180,208	108,115

Total revenues	$9,975,224	$2,723,807	$23,878,662	$7,037,450

Research and Development Costs
We expense all costs related to research and development activities as incurred. Research and development expenses for the nine month periods ended March 31, 2011 and 2010 were $315,025 and $295,277, respectively.
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
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of March 31, 2011 we have recognized income tax expense of $95,000 which is our estimated state income tax liability for the nine months ended March 31, 2011. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 2.7% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.
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
Concentration of Credit Risk
     We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2011, we had $3,664,717 in cash accounts at one financial institution, approximately $197,978 in foreign bank accounts and $231,356 in an investment management account at another financial institution. The maximum loss that would have resulted from concentration risk totaled $803,701 at March 31, 2011 and $717,618 at June 30, 2010 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance.
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
     We have established a line of credit to borrow against 80% of these investments so that sales of these securities would not have to occur in order to fund our operating needs. Management classified 80% or $280,000 of our investments as short term. The remaining 20% or $70,000 of our investments that may not be available in the current year are classified as long-term.
     As of March 31, 2011, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. We have not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. In addition, no unrealized gain or loss has been recorded on these assets. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.
Note 4 — Convertible Debentures
2007
     On September 26, 2007 and October 31, 2007, we issued convertible debentures in a private placement offering that had an interest rate of 8 percent per annum and had a term of three years. The convertible debentures were convertible into common stock at $0.20 per share during their term and at maturity, at our option, were repayable in full or convertible into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity dates on September 26, 2010 and October 31, 2010. We also issued warrants to purchase shares of our common stock at $0.30 per share in the private placement offering. We allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and derivative liabilities was amortized over the period to the due date of each convertible debenture, using the effective interest method. We redeemed all warrants issued in the offering in fiscal 2009.
     Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	March 31,	March 31,
Date Issued	Issued	Discount	Converted	Converted	2011	2011
September 26, 2007	$1,075,000	$(937,510)	$(1,075,000)	$242,173	$695,337	$—
October 31, 2007	415,000	(378,235)	(415,000)	139,624	238,611	—

Totals	$1,490,000	$(1,315,745)	$(1,490,000)	$381,797	$933,948	$—

     As of December 31, 2010 all the convertible debentures issued in September and October of 2007 were converted.
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

     Effective interest associated with the convertible debentures totaled none and $240,684 for the three and nine months ended March 31, 2011, respectively. Effective interest associated with the convertible debentures totaled $148,953 and $377,866 for the three and nine months ended March 31, 2010, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid totaled none and $18,046 for the three and nine months ended March 31, 2011, respectively. Simple interest paid totaled $21,734 and $67,939 for the three and nine months ended March 31, 2010, respectively. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which was amortized into interest expense over the term of the convertible debentures on a straight-line basis. As of March 31, 2011 we have recorded accumulated amortization of 2007 deferred offering costs of $231,552.
2009 and 2010
     Between November 2009 and February 2010, we issued convertible debentures with an aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. Accordingly, as of March 31, 2011, these amounts are recorded as short-term convertible debt on the accompanying balance sheet. We received aggregate net cash proceeds of $4,035,687, after deducting placement fees of $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, we have the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the debentures. If we offer to redeem, the holders of the debentures have 20 days to convert to common stock. In conjunction with these convertible debentures we issued warrants to purchase an aggregate of 14,997,449 shares of common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,860 shares of common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture. We allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. Details of the issuances are in the table below:

					Discount
	Face				Amortized at	Net Value at
	Value	Debt	Face Value	Discount	March 31,	March 31,
Date Issued	Issued	Discount	Converted	Converted	2011	2011
November 18, 2009	$246,896	$(246,896)	$(169,830)	$168,578	$5,559	$4,307
December 11, 2009	874,125	(874,125)	(199,800)	198,354	31,362	29,916
December 31, 2009	254,745	(254,745)	—	—	11,374	11,374
January 20, 2010	1,255,743	(1,255,743)	(289,690)	287,043	51,467	48,820
February 4, 2010	1,849,149	(1,849,149)	(763,240)	758,888	40,719	36,367
February 25, 2010	514,342	(514,342)	(331,525)	327,548	11,361	7,384

Totals	$4,995,000	$(4,995,000)	$(1,754,085)	$1,740,411	$151,842	$138,168

     As of March 31, 2011 the convertible debentures are convertible into an aggregate of 16,204,575 shares with a value as of March 31, 2011 of $11,505,248 which exceeds the principal value by $8,264,333.
     Based on authoritative guidance effective on July 1, 2009 we have concluded that the embedded conversion option in the convertible debentures is required to be bifurcated from the host contract and have accounted for this feature as a separate derivative liability, at fair value, in our financial statements. In addition, we determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in our financial statements, due to certain anti-dilution provisions. As of March 31, 2011, the embedded conversion option is estimated to be $5,859,248 and the warrant derivative is estimated to be $9,324,029. In addition, we have reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.
     Effective interest associated with the convertible debentures totaled $342,740 and $1,680,097 for the three and nine month periods ended March 31, 2011, respectively. Effective interest associated with the convertible debentures totaled $537,832 and $578,747 for the three and nine month periods ended March 31, 2010, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid was $73,653 and $258,578 for the three and nine month periods ended March 31, 2011, respectively. We incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings, $464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses is being amortized into interest expense over the term of the convertible debentures. As of March 31, 2011 we have recorded accumulated amortization of deferred offering costs of $877,606.

Note 5 — Line of Credit
     We established a line of credit to borrow up to 80% of our cash and investments. As of March 31, 2011, we can borrow up to $600,000. The line is collateralized by our auction rate securities. The interest rate charged through March 31, 2011, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of March 31, 2011. At March 31, 2011, we have borrowed approximately $433,984 including accrued interest, from the line.
Note 6 — Stockholders’ Equity
     During the three and nine months ended March 31, 2011 we issued 1,193,725 and 11,646,825, respectively, shares of common stock as a result of conversions of convertible debentures.
     Our Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2011, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.
Note 7 — Stock-based Compensation
     We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10,000,000 shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of March 31, 2011, awards for the purchase of an aggregate of 8,137,731 shares of our common stock are outstanding under the 2007 Plan.
     We adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, to provide incentives to certain eligible employees, directors and consultants. A maximum of 3,500,000 shares of our common stock can be issued under the 2010 Plan in connection with the grant of awards. As of March 31, 2011 there were 2,412,000 awards outstanding under the 2010 Plan.
     Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options totaling 44,000 and 102,000 were granted for the three and nine month periods ended March 31, 2011, respectively. Compensation based options totaling 360,000 and 1,737,500 were granted during the three and nine month periods ended March 31, 2010, respectively.
     For the three and nine months ended March 31, 2011, stock based compensation of $288,665 and $450,780, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2011, $264,666 and $397,183 respectively, was employee related and $23,999 and $53,597, respectively, was non-employee related. For the three and nine months ended March 31, 2010, stock based compensation of $417,842 and $2,071,372, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2010, $43,888 and $973,455 respectively, was employee related and $373,954 and $1,097,917 respectively, was non-employee related.
     Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2011 and 2010 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the nine month periods ended March 31, 2011 and 2010:
1.	risk-free interest rates of between 1.33 and 2.64 percent for the nine months ended March 31, 2011 and 2.01 and 3.52 percent for the nine months ended March 31, 2010;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 125 and 129 percent for the nine months ended March 31, 2011 between 143 and 337 percent for the nine months ended March 31, 2010.

Note 8 — Subsequent Events
Between April 1, 2011 and May 12, 2011, 10,411,173 warrants were exercised by holders which will result in a net issuance of common shares of 7,176,436. Between April 1, 2011 and May 12, 2011 holders converted certain debentures issued between November of 2009 and February of 2010 into 1,198,825 shares of common stock. On May 3, 2011 a stock option for 500 shares was exercised. This activity will result in the issuance of an aggregate of 8,375,761 shares of common stock.

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
Overview
     The following discussion and analysis reviews the financial condition and results of operations of LifeVantage Corporation (the “Company”, “LifeVantage”, or “we”, “us” or “our”) and its wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C.
     We are a dietary supplement company that manufactures, markets, distributes, and sells Protandim, a patented dietary supplement intended to increase the body’s natural antioxidant protection by inducing multiple protective enzymes including superoxide dismustase (SOD) and catalase (CAT) through network marketing and direct-to-consumer sales channels. We also sell our LifeVantage TrueScience Anti-Aging Cream, a skin care product, through the same channels.
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

     Ongoing research and development projects studying Protandim as a potent and effective Nrf2 activator are currently in various stages of completion with several institutions including the University of Colorado at Denver, University of Minnesota’s Masonic Cancer Center, Northwestern University, Colorado State University and Louisiana State University. The studies relate to various conditions including non-alcoholic fatty liver disease, alcohol-related susceptibility to acute lung injury, breast cancer, allograft rejection, and multiple sclerosis. A recently completed and published peer-reviewed study from The Ohio State University examined the biochemical mechanisms that underlie the ability of Protandim® to suppress intimal hyperplasia (over-proliferation of cells that line the vessel wall), a common adverse event that limits the effectiveness of several types of vascular surgery. Coronary artery bypass graft (CABG) surgery is performed more than 400,000 times a year in the United States. Most procedures requiring multiple bypasses still utilize the saphenous vein (taken from the leg) for secondary grafts. Ten years after CABG surgery, roughly half of the saphenous vein grafts will have become largely, if not completely blocked by processes that may result from intimal hyperplasia. Previous studies concluded that a major factor causing this condition is the three-to-five-fold higher concentration of oxygen experienced by the graft in its new environment. This study showed that Protandim’s ability to activate the signaling molecule Nrf2 significantly increased antioxidant enzyme activity in human saphenous veins cultured at high oxygen, while reducing free radical levels, lipid peroxidation, and, importantly, reducing intimal proliferation to the level seen in normal healthy saphenous vein.
     Net revenue from Protandim(R), TrueScience(R)and related marketing materials totaled $9,975,224 and $23,878,662, respectively, for the three and nine months ended March 31, 2011, and $2,723,807 and $7,037,450, respectively, for the three and nine months ended March 31, 2010.
Three and Nine Months Ended March 31, 2011 Compared to Three and Nine Months Ended March 31, 2010
     Revenue We generated net sales of $9,975,224 during the three months ended March 31, 2011, and generated net sales of $2,723,807 during the three months ended March 31, 2010. We generated net sales of $23,878,662 during the nine months ended March 31, 2011 and $7,037,450 during the nine months ended March 31, 2010. The increase in sales is due to increased volume through the network marketing or multi-level marketing sales channel. Our sales in Japan contributed $1,824,588 and $2,830,797 of this increase for the three and nine months ended March 31, 2011, respectively. As a result of an historical analysis of our return rate during the three months ended March 31, 2011 we adjusted our sales return reserve estimate which resulted in an increase to revenue of approximately $137,000. During the three and nine month periods ended March 31, 2011, substantially all of our sales and marketing effort was directed toward building this channel.
     Gross Margin Our gross profit percentage for the three month periods ended March 31, 2011 and 2010 was 84%. Our gross profit percentage for the nine months ended March 31, 2011 and 2010 was 84% and 83%, respectively. The slightly higher gross margins we have experienced are primarily due to efficiencies and cost reductions obtained through our contract manufacturer. We expect the gross margin percentages for this sales channel to remain in this range for the foreseeable future.
     Operating Expenses Total operating expenses for the three months ended March 31, 2011 were $7,601,095 as compared to operating expenses of $3,619,487 for the three months ended March 31, 2010. Total operating expenses during the nine month period ended March 31, 2011 were $18,339,113 as compared to operating expenses of $12,896,477 during the nine month period ended March 31, 2010. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses.
     Sales and Marketing Expenses Sales and marketing expense increased from $1,877,073 for the three months ended March 31, 2010 to $5,350,388 for the three months ended March 31, 2011. Sales and marketing expenses increased from $5,852,268 for the nine months ended March 31, 2010 to $12,781,834 for the nine months ended March 31, 2011. This increase was due primarily to commissions paid to distributors due to the higher sales volume. We expect continued increases in sales and marketing expenses as our sales increase.
     General and Administrative Expenses Our general and administrative expense increased from $1,618,591 for the three months ended March 31, 2010 to $2,081,108 for the three months ended March 31, 2011. General and administrative expense decreased from $6,548,199 for the nine months ended March 31, 2010 to $5,084,270 for the nine months ended March 31, 2011. The increase for the three month period is primarily due to increased bonus accruals and professional fees related to Sarbanes Oxley compliance, tax strategy and public reporting. The decrease for the nine month period is primarily due to decreased legal expenses and personnel related costs and are partially offset by increased bonus accruals and benefits costs. We expect general and administrative expenses to remain relatively stable, however there will be some periodic increases associated with additional personnel required to support our growth.
     Research and Development Our research and development expenses increased from $69,863 for the three months ended March 31, 2010 to $115,515 for the three months ended March 31, 2011. Research and development expenses increased from $295,277 for the nine months ended March 31, 2010 to $315,025 for the nine months ended March 31, 2011. These increases are a result of increased fees paid to our Scientific Advisory Board. Continued investment in research and development is a company priority and we intend to commit up to approximately 2% of our total net sales in future periods for research and development efforts. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects, which are still in the planning stages.

     Depreciation and Amortization Expense Depreciation and amortization expense increased from $53,960 during the three months ended March 31, 2010 to $54,084 during the three months ended March 31, 2011. Depreciation and amortization expense decreased from $200,733 for the nine months ended March 31, 2010 to $157,984 for the nine months ended March 31, 2011. The decrease for the nine month period was due primarily to assets being fully depreciated and is partially offset by depreciation associated with capital acquisitions made during the current fiscal year.
     Net Other Income (Expense) We recognized net other expense of $10,559,824 during the three months ended March 31, 2011 as compared to net other expense of $6,906,139 during the three months ended March 31, 2010. During the nine months ended March 31, 2011 we recognized net other expense of $5,255,758 as compared to net other income of $966,922 for the nine months ended March 31, 2010. These fluctuations between periods are primarily the result of the change in fair value of the derivative liabilities during the three and nine months ended March 31, 2011 of $10,090,924 and $2,777,953, respectively. This expense was increased by interest expense related to convertible debentures and income tax expense.
     Income Tax Expense We recognized no income tax expense for the three month periods ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 we recognized tax expense of $95,000 as compared to none for the nine months ended March 31, 2010. The income tax expense reflects our estimated liability for state income taxes for the three and nine months ended March 31, 2011.
     Net Income/Loss We recorded net loss of $9,767,561 for the three month period ended March 31, 2011 compared to a net loss of $8,249,616 for the three month period ended March 31 2010. As a result of an historical analysis of our return rate during the three months ended March 31, 2011 we adjusted our sales return reserve estimate which resulted in a decrease to net loss of approximately $137,000. We recorded net loss of $3,604,744 for the nine month period ended March 31, 2011 compared to a net loss of $6,064,700 for the nine month period ended March 31, 2010.
Liquidity and Capital Resources
     Our primary liquidity and capital resource requirements are to finance our continued expansion into the network marketing sales channel. This includes the costs associated with additional support personnel, compensating our distributors, the manufacture and sale of our products, capital investments in systems and infrastructure and general and administrative expenses. In order to remain cash flow positive from operations, we must maintain or continue to increase sales and maintain or limit expense increases.
     Our primary source of liquidity is cash generated from the sales of our products. As of March 31, 2011, our available liquidity was $4,094,051, including available cash, cash equivalents and marketable securities. This represented an increase of $2,456,375 from the $1,637,676 in cash, cash equivalents and marketable securities as of June 30, 2010. During the nine months ended March 31, 2011, our net cash provided by operating activities was $2,445,151 as compared to net cash used by operating activities of $4,516,159 during the nine months ended March 31, 2010. Our cash provided by operating activities during the nine month period ended March 31, 2011 increased primarily as a result of increased revenues.
     During the nine months ended March 31, 2011, our net cash used by investing activities was $13,951, due to the redemption of marketable securities less the purchase of fixed and intangible assets. During the nine months ended March 31, 2010, our net cash provided by investing activities was $166,784 primarily due to the redemption of marketable securities less the purchase of intangible assets.
     Cash provided by financing activities during the nine months ended March 31, 2011 was $50,000 compared to cash provided by financing activities of $5,300,353 during the nine months ended March 31, 2010. Cash provided by financing activities during the nine month period ended March 31, 2011 was related solely to proceeds from the exercise of warrants. Cash provided from financing activities during the nine months ended March 31, 2010 was due to proceeds from an equity offering of common stock and warrants and the issuance of convertible debentures and warrants.
     We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate private securities, or ARPS, of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.
     We have a line of credit that is secured by the marketable securities that we hold, which allows us to borrow against 80% of the par value of these marketable securities. Based upon this line of credit, we have classified 80% or $280,000 of our marketable securities as short term. The remaining 20% or $70,000 of our marketable securities that may not be available in the next twelve months is classified as long-term. However, future economic events could change the portion of these classified as long term.

     At March 31, 2011, we had negative working capital (current assets minus current liabilities) of $5,450,030, compared to negative working capital of $2,103,899 at June 30, 2010. The negative working capital at March 31, 2011 is due to the classification as short-term in the quarter ended March 31, 2011 of certain derivative liabilities related to the convertible debentures and warrants issued in our 2009 financing transactions.
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
Off-Balance Sheet Arrangements
     As of March 31, 2011, we did not have any off-balance sheet arrangements.
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
     Allowances for Product Returns We record allowances for product returns at the time we ship the product based on estimated return rates. We base these accruals on the historical return rate since the inception of our selling activities, and the specific historical return patterns of the product.
     We offer a 30-day, money back unconditional guarantee to all direct customers. As of March 31, 2011, approximately $3,668,019 of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.
     We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $737,495 at March 31, 2011, compared with $343,900 at June 30, 2010. As a result of an historical analysis of our return rate during the three months ended March 31, 2011 we adjusted our sales return reserve estimate which resulted in an increase to revenue and operating income and a decrease in our net loss of approximately $137,000. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
     Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We have recorded $89,573 of reserve for obsolete inventory as of March 31, 2011 primarily for obsolete marketing materials.

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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of March 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

     Identified Material Weaknesses
     A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of March 31, 2011. In particular, we concluded that we did not maintain:
1.	Adequate oversight of certain accounting functions and did not maintain adequate documentation of management review and approval of accounting transactions and financial reporting processes; and

2.	Formal policies governing certain accounting transactions and financial reporting processes.
     In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of March 31, 2011.
     Management’s Remediation Initiatives
     We are in the process of evaluating our material weaknesses. In an effort to remediate the identified material weaknesses and other deficiencies and to enhance our internal control over financial reporting, we have initiated, or plan to initiate, the following series of measures:
1)	Implement appropriate management oversight and approval activities; and

2)	We have established comprehensive formal general accounting policies and procedures and are in the process of obtaining written confirmation from appropriate employees to document their understanding of and compliance with company policies and procedures.
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
     Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2011, we implemented the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act: we established comprehensive formal general accounting policies and procedures.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the period covered by this report, we issued 1,193,725 unregistered shares of our common stock upon the conversion of convertible debentures originally acquired from us in January and February of 2010. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof. The shares were exchanged for outstanding debentures exclusively with the holder thereof and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
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

LIFEVANTAGE CORPORATION
Date: May 16, 2011	/s/ Douglas C. Robinson
Douglas C. Robinson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Carrie E. McQueen
Carrie E. McQueen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Document Description	Incorporation by Reference
10.1#	Employment Agreement between Lifevantage Corporation and Douglas C. Robinson, dated March 11, 2011 and effective as of March 15, 2011	Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

#	Management contract or compensatory plan.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing