Form 10-K
period 2011-06-30
Lifevantage Corp
filed 2011-09-28
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission file number: 000-30489

LIFEVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10813 S. River Front Parkway Ste. 500
South Jordan, UT 84095	84095
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock (par value $0.001) held by non-affiliates as of the end of the registrant’s second fiscal quarter, December 31, 2010, was $68,470,612 million. Shares of the registrant’s common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock (par value $0.001) outstanding as of August 31, 2011, was 99,152,641 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Limited operating history;

•	Our ability to successfully expand our operations and manage our future growth;

•	Difficulty in managing growth and expansion;

•

We reported material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal control over financial reporting, our financial results may not be accurately reported;

•	Reliance on information technology systems;

•	We may need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	Our business is subject to strict government regulations;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	We are subject to the risk of investigatory and enforcement action by the FTC;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Product returns may adversely affect our business;

•	Loss of key personnel could negatively impact our business;

•	We may not succeed in growing existing markets or opening new markets;

•	Economic, political and other risks associated with international operations could adversely affect our business;

•	Our stock is classified as a penny stock;

•	If we need additional financings in the future it could result in additional dilution;

•	If holders of our existing warrants and options exercise their securities it would materially dilute the outstanding voting shares and could cause our stock price to decline;

•	The market price or our securities could be adversely effected by the sales of restricted securities;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	Dilutive effects of outstanding warrants and options;

•	We have not nor do we intend to issue dividends;

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

ITEM 1 — BUSINESS

Overview

LifeVantage Corporation is a Colorado corporation with offices in South Jordan, Utah and San Diego, California.

We are a science-based company engaged in the identification, research, development, manufacture and distribution of an advanced nutraceutical dietary supplement, Protandim®, and an anti-aging skin care product, LiveVantage TrueScience®, to meet important health and wellness needs. We are focusing our ongoing research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as it relates to cardiovascular, central nervous system, inflammatory and metabolic diseases, and other health-related disorders.

We pursue our mission of “helping people reach their health and wellness goals through science-based solutions to oxidative stress” by providing quality products and a financially rewarding business opportunity to customers and distributors who seek a healthy lifestyle. We sell our products in the United States, Japan, Mexico and Canada, through a network of independent distributors, preferred, retail and direct customers.

LifeVantage was incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation, our wholly-owned subsidiary through which we hold the patent rights in Protandim®. In November 2006 we changed our name to LifeVantage Corporation.

LifeVantage Corporation, the LifeVantage Corporation logo, LifeVantage®, and Protandim® are trademarks of LifeVantage Corporation in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless otherwise noted, the terms “we”, “our”, “us”, the “Company” and “LifeVantage” refer to LifeVantage Corporation.

Recent Developments

In fiscal year 2009 we began selling our products through a person-to-person or direct selling model, which we refer to as our network marketing sales channel. In fiscal year 2010, our efforts to sell through our network marketing sales channel generated substantial revenue growth and we increased our focus on managing expenses. During fiscal year 2011 we continued our revenue growth, achieved four consecutive quarters of operating profits, and began to reorganize our management team to position our company for continued growth and expansion. Our growth strategy includes securing and building on a well-disciplined management team that is focused on strategic and tactical delivery of our science and products to distributors, preferred customers and consumers. Our management team is now led by Douglas C. Robinson, who became our President and Chief Executive Officer in March 2011 and brings more than 25 years of healthcare management experience to our company.

Mr. Robinson is focused on the measured, accountable growth and maturity of LifeVantage. Under his leadership, our company will plan and execute on our strategic and tactical goals and objectives, with a goal of serving all of our constituents well, including the consumers of our products, our shareholders, employees and distributors. We believe our products and network marketing distribution channel can help people live healthier and more productive lives.

Mr. Robinson succeeds David Brown as the President and CEO of LifeVantage. Mr. Brown is now focusing his efforts exclusively on continuing to expand our network marketing sales channel, as President of LifeVantage Network.

Research and Development

We believe that research and development is one of our most important competitive strengths, having built our company on the foundational science of the Protandim® product. More recently, with the addition of our LifeVantage TrueScience® product, we have created an opportunity for further expansion into a family of products that remain focused on attacking oxidative stress, internally and externally. We intend to continue to pursue the development of our science with additional studies in an effort to continue validating our products in multiple indications and fields.

Our scientific and research and development efforts are supported through collaborative agreements we have with renowned scientists who actively participate on our Scientific Advisory Board. We intend to emphasize and make investments in science-based product development, primarily in the field of Nrf2 activation and oxidative stress.

Protandim® has been, or is currently, the subject of approximately 25 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are in progress or completed. The universities and institutions involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; the University of Utah; Harvard University; and VU University Medical Center, Amsterdam. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, multiple sclerosis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, and experimental allergic encephalomyelitis.

Marketing and Direct Selling Opportunity

We develop and market branded dietary supplement and skin care products that we believe are well-suited for person-to-person sales through our network marketing sales channel. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. We attempt to attract and motivate high-caliber, independent distributors with our focus on science-based products, product innovation, a competitive compensation plan and distributor support programs.

Direct selling through the network marketing sales channel has proven to be an effective method of marketing our science-based, high-quality products because our distributors can personally educate consumers on the science, quality, and benefits of our products, differentiating them from competitors’ offerings.

We target our products to several growing market segments:

•	the Nrf2 Activator market;

•	the oxidative stress market;

•	the anti-aging market, for consumers who purchase cosmetics and dietary supplements; and

•	the market of independent distributors seeking to build new businesses and generate income.

Scientific Background

Oxidative Stress

Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals, formed as a natural consequence of cellular metabolism, and which results from the use of oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage human cells and tissue and consequently negatively impact our general health. Levels of these reactive oxygen species (“ROS”) and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, certain medical conditions such as neurodegenerative diseases and diabetes, and advancing age.

Elevated ROS levels inflict structural damage to nucleic acid, lipid, carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease and age-related debilitation. Normally, cellular antioxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are superoxide dismutase and catalase. However, the levels of these protective antioxidant enzymes decrease with age and also decrease in a number of disease conditions, while ROS levels may increase.

Superoxide dismutase is believed to be the body’s most effective natural antioxidant. Superoxide dismutase works in conjunction with catalase, and under some circumstances, the balance may be important. The potent antioxidant activity of superoxide dismutase produces hydrogen peroxide, as a by-product, a dangerous substance that subsequently needs to be converted into water and oxygen by catalase. Together, these two enzymes constitute the first line of defense for the body. Scientists have long believed that increasing levels of superoxide dismutase and catalase is an important means of fighting oxidative stress, disease, and the effects of aging; however, superoxide dismutase and catalase supplements by themselves have not been shown to be absorbed when taken by oral administration.

Oxidative stress is the result of the metabolic process and may promote some of the undesirable effects of aging. As the body ages, oxidative stress levels increase significantly, as the body is unable to maintain equilibrium relative to the free radicals produced through the metabolic process.

Oxidative stress is widely believed to be a key factor in the aging process by triggering premature cell death. The body’s defenses against oxidative stress and free radicals decrease with age. Oxidative stress has also been linked as a causative or associated factor in over 100 diseases, while lowering oxidative stress levels is known to improve health.

Nrf2 Activation

Nuclear factor (erythroid-derived 2)-like 2, also known as NFE2L2 or Nrf2, is a transcription factor that in humans is encoded by the NFE2L2 gene. Nrf2 is the master regulator of the antioxidant response, which is important for the amelioration of oxidative stress. Oxidative stress can result in cancer, cardiovascular diseases, inflammation, neurological diseases and renal disease. Because Nrf2 is able to induce gene activity important in combating oxidative stress, thereby activating the body’s own protective response, it helps protect from a variety of complications related to oxidative stress.

Under normal or unstressed conditions, Nrf2 resides in the cytoplasm of the cell, outside the nucleus. When activated, Nrf2 is able to move into the nucleus, where it promotes the expression of several thousand genes, including those that encode antioxidant enzymes as well as anti-inflammatory and anti-fibrotic proteins. These include, but are not limited to, the following:

•	NAD(P)H quinone oxidoreductase 1 (Nqo1), a Nrf2 target gene that catalyzes the reduction and detoxification of highly reactive quinones that can cause redox cycling and oxidative stress.

•	Glutathione synthase and xCT, a protein required for cystine amino acid entry into the cell, which establish Nrf2 as a regulator of glutathione, one of the most important antioxidants in the body.

•

Heme oxygenase-1 (HMOX1), an enzyme that catalyzes the breakdown of heme into the antioxidant biliverdin, the anti-inflammatory agent carbon monoxide, and iron. HO-1 is a Nrf2 target gene that has been shown to protect from a variety of pathologies, including sepsis, hypertension, atherosclerosis, acute lung injury, kidney injury and pain.

•

The glutathione S-transferase (GST) family, including cytosolic, mitochondrial and microsomal enzymes that catalyze the conjugation of GSH with a number of toxic molecules, aiding in their elimination from the body.

Nrf2 as a drug target

In recent years, Nrf2 has become the subject of intense research. A common theme in much of this research is that activation of Nrf2 upregulates a coordinated antioxidant response and is therefore capable of protecting against oxidative stress-related injury and inflammatory disease in a wide variety of animal models. Therefore, Nrf2 represents a novel drug target.

Several Nrf2 activators have been tested in humans in clinical trials. Two Nrf2 activators are currently in Phase 2/3 trials (bardoxolone methyl and BG-12) and are producing very encouraging results in chronic kidney disease (CKD) and in multiple sclerosis. Studies have established that there is a relationship between oxidative stress and inflammation and the various pathologies associated with diabetes, including diabetic nephropathy and chronic kidney disease. Therefore, Nrf2 represents a novel target for the treatment of CKD.

Product Overview

Protandim®

Protandim® is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects caused by oxidative stress.

Protandim® combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. The unique blend of phytonutrients in Protandim® signals the body’s genes to produce antioxidant enzymes. These enzymes are “catalytic,” which means that enzymes such as superoxide dismutase and catalase are not used up when they neutralize free radicals.

Nrf2 decreases the expression of many pro-inflammatory and pro-fibrotic genes. Inflammation accompanies many diseases including arthritis, but inflammation also occurs with traumatic injuries, such as cuts, sprains or bruises. The process of inflammation is designed, in part, to prevent infection by killing foreign microorganisms through the creation of toxic free radicals. Thus the pain, redness and swelling associated with a disease or injury are largely due to inflammation as the body responds to the threat of infection. With many diseases or traumatic injuries, inflammation is followed by scar tissue formation, referred to as fibrosis.

In September 2009, we announced that we had been granted a third patent on Protandim®. The patent, “Methods for Enhancing Antioxidant Enzyme Activity and Reducing C-Reactive Protein Levels,” was issued on August 25, 2009. This patent (U.S. Patent No. 7,579,026) claims a method for increasing antioxidant enzyme activity using compositions, such as Protandim®, reducing plaque formation in the vasculature of a subject, thereby reducing excessive atherosclerosis or hypertension.

In addition, in April 2011, a fourth patent covering Protandim® was issued (U.S. Patent No. 7,923,045). This patent claims the Protandim® composition in slightly broader terms than the claims in the first patent covering the Protandim® composition.

Collectively, these patents set Protandim® apart from other dietary supplements. Additionally, the claims in the patent covering the composition of Protandim® are written broadly, and include additional ingredients that may also work but were not selected for use in Protandim®. Thus, we believe this patent protects the original formula as well as other formulas we could create to extend the Protandim® product line.

Clinical Study

A peer-reviewed human clinical study that we conducted in 2004 and 2005 showed that after the Protandim® supplement was taken for 30 consecutive days, the level of circulating TBARS, a laboratory marker for oxidative stress in the human body, decreased by an average of 40 percent, to levels typical to a 20-year-old. When taken for 120 consecutive days, Protandim® increased the activity of superoxide dismutase and catalase antioxidant enzymes by up to 54 percent, substantially increasing the body’s antioxidant defenses. This study was published in the journal Free Radical Biology and Medicine, vol. 40, pp. 341-7 (2006).

Published and Independent Preclinical Studies

Since the initial clinical studies completed in 2004 and 2005, Protandim® has been, currently is or is planned to be the subject of approximately 25 studies at academic medical centers. Seven of the pre-clinical studies have been published in peer-reviewed scientific journals, including: a study that we funded which explored the mechanism of action of Protandim®; an animal study using mice to examine the tumor prevention capabilities of Protandim® conducted at Louisiana State University; an animal study exploring pulmonary hypertension and subsequent right heart failure conducted at Virginia Commonwealth University; an animal study examining the effects of Protandim® in mice with induced Duchenne Muscular Dystrophy conducted at Massachusetts General Hospital, Harvard Medical School, and at the University of Colorado; a second study conducted at Louisiana State University probing Protandim®’s ability to modulate the relationship between superoxide dismutase and tumor suppressor p53; and a study conducted at The Ohio State University showing that Protandim® markedly decreases the intimal hyperplasia (or wall thickening) of saphenous veins, as occurs when such veins are used in coronary artery by-pass grafting.

One possible mechanism of action for Protandim® was discovered to be activation of the transcription factor Nrf2 in a study we funded that was published in February 2009. This study also demonstrated synergy among Protandim®’s five active ingredients which would enable them to be effective while being administered at lower concentrations of each. This peer-reviewed study was published in Free Radical Biology and Medicine, vol. 46, pp. 430-40 (2009).

A study completed at Louisiana State University and sponsored by the Skin Cancer Foundation was published in the journal PloS ONE,vol. 4: e5284 (2009), an international, peer-reviewed, open access journal published by the Public Library of Science. This study, entitled “Protandim®, a Fundamentally New Antioxidant Approach in Chemoprevention Using Mouse Two-Stage Skin Carcinogenesis as a Model,” investigated whether Protandim® could suppress tumor formation in mice through a dietary approach. At the end of a two-stage skin carcinogenesis, the mice on the Protandim®-supplemented diet showed a reduction in both skin tumor incidence and multiplicity by 33% and 57% respectively, compared to those that did not receive Protandim supplementation.

The Virginia Commonwealth University study was published in Circulation, vol. 120, pp. 1951-1960 (2009), a journal published by the American Heart Association. This study, entitled “Chronic Pulmonary Artery Pressure Elevation Is Insufficient to Explain Right Heart Failure,” investigated the ability of Protandim® to protect the heart in a laboratory model of pulmonary hypertension in rats. The researchers concluded that Protandim® prevented the death of heart cells in rats and significantly lowered osteopontin (OPN-1) levels by more than 50%, and that Protandim® effectively activated the transcription factor Nrf2, a signal to the cell’s DNA to increase expression of a network of antioxidants, anti-inflammatory, and anti-fibrotic genes.

The study, The Dietary Supplement Protandim® Decreases Plasma Osteopontin and Improves Markers of Oxidative Stress in Muscular Dystrophy Mdx Mice, was published in the Journal of Dietary Supplements vol. 7: 159-78 (2010), and concluded that Protandim® caused a decrease in the production of the pro-fibrotic gene product osteopontin. It also concluded that Protandim® decreases markers of lipid peroxidation in a model of Duchenne Muscular Dystrophy (DMD). The study was performed by Dr. Brian Tseng and his colleagues at Massachusetts General Hospital, Harvard Medical School, and the University of Colorado Denver.

Another study, titled “The Chemopreventive Effects of Protandim®: Modulation of p53 Mitochondrial Translocation and Apoptosis during Skin Carcinogenesis,” was conducted by researchers at Louisiana State University and published in the scientific journal PloS ONE, vol. 5: e11902 (2010). This study further investigated Protandim®’s ability to increase production of Nrf2-regulated protective genes. This study examined the biochemical mechanisms that underlie the ability of Protandim® to suppress tumors in mice.

The study titled “Protandim® attenuates intimal hyperplasia in human saphenous veins cultured ex vivo via a catalase-dependent pathway” was conducted by researchers at The Ohio State University and published in the journal Free Radical Biology and Medicine, vol. 50: 700-9 (2011). This study modeled the conditions that cause graft failure due to intimal hyperplasia when saphenous veins are used in surgeries to bypass blocked coronary arteries. Treatment with Protandim® significantly increased antioxidant enzyme activity in veins cultured at high oxygen, while reducing free radical levels, lipid peroxidation, and, importantly, reducing intimal proliferation to the level seen in normal healthy saphenous vein.

The researchers at Louisiana State University have authored a review paper titled “The role of manganese superoxide dismutase in skin cancer” in the journal Enzyme Research, vol. 2011, Article ID 409295 (2011). This paper reviews their findings with Protandim® (as described above) in the context of published research by others in the field.

LifeVantage TrueScience® Anti-Aging Cream

LifeVantage TrueScience® Anti-Aging Cream, is a scientifically-based and unique skin care product which includes natural and effective ingredients. This product was formulated to protect the skin from a variety of factors that contribute to aging and the symptoms of unhealthy skin. This new, proprietary skin care formula was clinically tested by Kimberly Stone, M.D., a Denver-based board certified dermatologist.

LifeVantage TrueScience® contains a number of ingredients including those found in Protandim®, and it has been formulated with the intention to improve skin tone and even skin coloring, diminish the appearance of fine lines and wrinkles, and provide a vibrant, healthy and glowing appearance. LifeVantage TrueScience® is also designed to improve skin smoothness and pigmentation, while increasing skin moisture.

The LifeVantage TrueScience® proprietary skin care formula offers:

•

Hydration/Moisturizing: LifeVantage TrueScience® features a Lamellar Phase Emulsion System that forms a liquid emulsion barrier for superior moisturizing. This is accomplished by delivering exotic fatty acids to retain the body’s natural moisture and produce a moisturizing effect. It also features sodium hyaluronate, a superior moisture-binding agent that can balance moisture levels at the surface of the skin.

•

Toning/Brightening: The turmeric extract in LifeVantage TrueScience® is specially modified to remove yellow compounds in the skin without reducing the effectiveness of its potent curcuminoids. Curcuminoids have been shown to produce skin lightening that evens dispigmentation. Additionally, the ingredient leucojum aestivum bulb extract is believed to slow the spread of pigment-producing cells that contribute to uneven skin coloring.

•

Minimizing Wrinkles/Fine Lines: The palm peptides and leucojum aestivum bulb extract in LifeVantage TrueScience® have been shown to visibly reduce signs of wrinkles and fine lines. They also promote improved skin tone and texture.

•	Lipid Rejuvenation: LifeVantage TrueScience® delivers multiple ingredients intended to mimic the naturally occurring lipid structure in the skin and retain the body’s own moisturizing lipids.

Business Strategy

As we work to increase sales of our products, we are focused on the following key strategies:

•	offering compelling and innovative products backed by science;

•	offering rewarding and motivating distributor incentives, training, events, and loyalty / recognition programs;

•	continuing to support clinical studies to demonstrate the effectiveness of our products; and

•	combining traditional public relations and marketing strategies with the viral power of network marketing.

We offer products backed by science in two principal categories: a dietary supplement that combats oxidative stress, and anti-aging skincare. Currently, we market, distribute and sell two products, our centerpiece product, Protandim®, a dietary supplement which has been clinically demonstrated to reduce the effects of oxidative stress as well as the progressive rate of cellular aging; and our LifeVantage TrueScience® Anti-Aging Cream, a unique, scientifically-based skin care product.

We currently sell our products through the network marketing sales channel, which we believe is an effective and scalable channel through which to market and sell our products. Our move into the network marketing sales channel is responsible for the significant increase in revenue as well as associated expenses that occurred during the fiscal years ended June 30, 2010 and 2011.

We believe that the network marketing channel is well-suited to marketing our products because sales of nutritional and personal care products are strengthened by ongoing personal contact between consumers and distributors. This personal contact enhances consumers’ nutritional and health education and motivates consumers to begin and maintain wellness programs.

We believe that this sales channel will enable us to grow our business with moderate investment in our infrastructure and other fixed costs. In addition, our distributors provide a large share of distributor recruiting and training initiatives. As sales grow, we also believe we have the ability to readily increase production and distribution of our products through our third party manufacturing relationships.

We sell our products in the United States, Japan, Mexico and Canada. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for company-specific reasons, we believe that geographic diversity will help to mitigate our financial exposure as we seek to continue to grow and expand into new markets.

Customers

Our independent distributors have been primarily responsible for the significant growth in sales of our products over the past two fiscal years by selling our products to new customers and growing their own distribution businesses. However, prior to launching our network marketing sales channel, we sold our products solely through retail and wholesale distribution channels. As a result, we have developed a unique customer base. We define our customers in four categories:

•	Distributors, who are consumers of our products on a recurring, monthly basis and builders of their own distribution businesses;

•	Preferred Customers, who are strictly consumers of our products on a recurring, monthly basis and purchase products at our wholesale price;

•	Retail Customers, who purchase sporadically at retail prices; and

•	Direct Customers who were introduced to our products before we began selling through our network marketing sales channel.

In fiscal year 2011, over 65% of all new customers fell within the preferred customer category, providing us a relatively predictable source of recurring revenue since they purchase our products monthly on a recurring basis. In fiscal year 2011, nearly 25% of our new customers joined as independent distributors, having both an interest in purchasing our products for personal consumption and in building their own distribution businesses. The remaining approximate 10% of new customers were retail customers.

Network Marketing Sales Channel

We believe our dietary supplement and skin care products are well-suited for the network marketing sales channel. We believe we attract and motivate high-caliber, independent distributors because of our focus on science, product innovation, a competitive compensation plan and our distributor support programs. Direct selling through the network marketing sales channel has proven to be an effective method of marketing our high-quality products because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from competing products.

We build and maintain our distributor network by offering financially rewarding and flexible career opportunities to independent distributors to sell high quality, science-backed, innovative and efficacious products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial full or part-time opportunities. Our independent distributors earn compensation by selling our products and can also earn commissions and bonuses on sales made by other distributors who join their sales organizations.

We help distributors increase their sales of our products by providing them a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local and national company-sponsored sales events. We provide distributors with professionally-designed training materials and we or our distributor leadership conduct thousands of training sessions each year to educate and motivate our distributors. These training events teach our distributors how to develop business-building and leadership skills and how to differentiate our products to consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. We believe that our efficient and effective distribution, logistics and customer care support systems assist our distributors by providing same day or next-day sales capabilities and support services. We may further aid our distributors by generating additional publicity and demand for our products through traditional marketing and public relations activities, such as media coverage and endorsements.

Distributor Network

To become a distributor in most markets, a person must be enrolled by an existing distributor and may purchase a business pack of product and/or sales tools. Our plan does not require the purchase of product to join, only to participate in the compensation plan. Distributors sign a contract with us that includes policies and procedures that govern the conduct of their independent distributorship.

We rely on our existing distributors to attract and sponsor new distributors of our products. While we provide Internet support, product samples, brochures, magazines, and other sales and marketing materials, distributors are primarily responsible for attracting and educating new distributors with respect to products, our compensation plan, and how to build a successful distributorship.

The sponsoring of new distributors creates multiple levels in a network marketing structure. Sponsored distributors are also referred to as “downline” distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors, unless the new distributors also purchase products. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors do sponsor additional distributors. Some distributors seek sponsorship after using our products as preferred or direct customers. When a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices and is entitled to sponsor other distributors in order to build a network of distributors and product users. A new distributor must enter into our standard distributor agreement, which among other things, obligates the distributor to abide by our policies and procedures.

Distributor Compensation

Distributors earn compensation primarily from commissions on products that are purchased by distributors and customers within their individual organizations. Distributors are thus incentivized to sponsor other distributors and establish their own sales organizations. Each distributor’s success is dependent on two primary factors: 1) the time, effort and commitment a distributor puts into his or her LifeVantage business, and 2) the product sales made by a distributor and his or her sales organization. Additionally, distributors may earn profits by purchasing our products at wholesale prices and selling the products to retail customers.

Independent Distributors

We define a distributor as someone who has purchased a business pack and is intending to sell product and actively enroll other distributors and/or preferred customers. Distributors typically are entrepreneurial and are attracted to our opportunity because of the limited start-up costs and time required. We provide the business plan along with the products and sales aids, and distributors sign a contract with us that includes strict policies and procedures for running an independent home-based business.

Preferred Customers

We have a substantial base of preferred customers, which we consider to be one of our competitive advantages. Our preferred customers purchase products directly from us at the wholesale price, on a monthly recurring autoship program, for personal consumption without the intent to resell the product. They are our largest group of consumers, and they do not participate in the network marketing compensation plan. A preferred customer may enroll as a distributor at any time, should they decide they are interested in reselling the product or participating in our commission plan. We believe that our preferred customers are a great source of revenue and word-of-mouth advertising for LifeVantage and our products. Our large base of preferred customers provides credibility to our company by validating the attractiveness of our products, separate from the network marketing opportunity.

Retail Customers

Our retail customers purchase product for individual consumption on a one-time or sporadic basis at the retail price and add to the validation of our products as desirable to a broad customer base. Retail customers do not sponsor new distributors, sign up new customers, or participate in our compensation plan.

Distributor Motivation and Training

We believe that motivation and training are essential elements in the success of our distributors and we have established a consistent schedule of events to support these needs. We are also committed to providing professionally-designed training materials distributors can utilize in their sales and recruiting efforts. During the past year, we and our distributors have conducted thousands of training sessions to educate and motivate our distributors, and plan to continue to do so. These training events not only teach our distributors leadership skills and how to build successful organizations utilizing industry-proven techniques, but also how to teach the science behind our products to differentiate our products to consumers. In addition, we sponsor our corporate broadcast network TrueTV, which delivers educational, motivational, and inspirational content from our executive officers, Scientific Advisory Board and field leaders.

We believe our commitment to developing and marketing science-based products will enhance our ability to attract new consumers and new distributors, to retain existing distributors, and will increase our market share.

Competitive Advantages

We believe that our network marketing sales channel is competitive within the network marketing industry as a result of several key factors, including:

•	our ability to offer our distributors a compelling business opportunity to market and sell innovative products backed by science;

•	our experienced executive and network marketing team, comprised of sought-after and high-producing independent distributors;

•	a broad array of motivational, educational, and support services;

•	third-party substantiation and scientific endorsement for our company and products; and

•

our ability to motivate our distributors through a performance-based compensation plan, individual recognition, reward programs and incentives, and participation in local and national corporate events.

We also enable distributors to succeed through our ongoing efforts to secure independent coverage of our science and products. We have received coverage from, among others, ABC “Primetime,” NBC “Today,” PBS “Healing Quest,” “Delicious Living” magazine, and the September/October 2009 issue of “AARP Magazine”.

Compensation Plan

We offer our independent distributors a competitive sales compensation plan. Under our compensation plan, a distributor is paid monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline network across all geographic markets. We believe our distributor compensation plan, along with the opportunity for international expansion and increased programs for distributor recognition, will continue to motivate and compensate our distributors to increase sales of our products.

Additionally, in July 2009, our Board of Directors approved a distributor stock option pool under our 2007 Long Term Incentive Plan, out of which stock option grants were given to distributors as incentives for achieving top distributor levels in the early stage of building our network marketing distribution channel. This program was in place throughout fiscal year 2011, but has since been completed.

Distributor Regulation

We reasonably monitor regulations and distributor activity in each market as part of our efforts to enforce our independent distributor policies and procedures, which require that our independent distributors comply with federal, state and local laws. These policies and procedures establish the rules that distributors must follow. We require our independent distributors to present products and business opportunities ethically and professionally. Independent distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

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

We systematically review reports of alleged independent distributor misbehavior with our internal compliance department. If we determine one of our independent distributors has violated any of our policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.

Manufacturing

We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. Outsourcing allows us to avoid the relatively high fixed costs of hiring manufacturing personnel and building our own infrastructure to accomplish these same tasks, while gaining access to advanced manufacturing process capabilities and expertise.

In July 2008, we entered into a contract manufacturing agreement with Cornerstone Research & Development, Inc. (“Cornerstone”) under which Cornerstone manufactures and packages Protandim®. Cornerstone, as the contract manufacturer of Protandim®, has a legal obligation to comply with the Current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify other manufacturing options in order to keep our costs low, maintain the quality of our products, and to be prepared for unanticipated spikes in demand or manufacturing failure. Cornerstone delivers product to our fulfillment center based on our purchase orders. Our sales growth in fiscal year 2011 led us to secure a second manufacturer that will reduce our dependence on a single manufacturer for Protandim®.

We have also outsourced the manufacturing of LifeVantage TrueScience® Anti-Aging Cream to Wasatch Product Development, LLC, (“Wasatch”). Wasatch’s core competency is sourcing and manufacturing cosmetics for both U.S. and international customers.

Marketing

We have a sales, marketing, public relations and customer service group consisting of 32 full-time employees as of June 30, 2011. We utilize our network of independent distributors located throughout the United States and in Mexico and Japan to market and sell our products.

Sales of our Products

We accept orders for our products through independent distributor websites, which we refer to as “Virtual Offices”, that we provide to our independent distributors as part of our network marketing program. We also accept orders for our products through our website at www.lifevantage.com. Orders placed through Virtual Offices and through our website are processed daily at our fulfillment center, where orders are shipped directly to the consumer.

We offer a toll-free number to our distributors and other customers to order product or ask questions. Our customer service representatives answer customer calls and place orders in our web order processing system, as well as answer questions, track packages, and provide refunds. The customer service representatives receive extensive training and are particularly knowledgeable about our products and adept at “up-selling” customers to our autoship purchasing option, which allows us to realize recurring revenue on a monthly basis with no further action required by the customer. Independent distributors generally pay for products by credit card, prior to shipment, and we carry minimal accounts receivable.

MARKETS

Network Marketing Industry

According to the Nutritional Business Journal, Direct-to-Consumer Selling in the Nutrition Industry Report 2011, more than $16 billion in U.S. nutrition industry sales were generated in 2010 from direct selling channels, including the Internet, network or multi-level marketers (MLMs), healthcare practitioners, direct response TV, direct response radio, and mail-order catalogs/direct mail. This report further suggests that each direct sales channel faces its own set of opportunities and challenges, as the future of health and wellness is expected to include a significant component of self-care. The drive toward multi-channel strategies continues to gather momentum for companies in this market. According to this report, sales in network marketing in the United States declined 1% overall to $4.4 billion, with herbs and botanicals as a subcategory decreasing by 10%. Our success over this time period, despite the overall market results, highlights our success with this sales channel.

According to the “DSA Fact Sheet for 2010” published by the Direct Selling Association, sales through the direct selling, or network marketing, sales channel in the U.S. increased slightly, 0.8% to $28.6 billion in 2010 from $28.3 billion in 2009. At the same time, the distributor sales force decreased slightly, 1.9% to 15.8 million people in 2010 from 16.1 million people in 2009 with the 5-year trend up 2.4% annually and the 10 year trend up 3.8% annually. The Direct Selling Industry reports further that 91.1% of individuals working in direct selling, or network marketing, work part-time, and that 81.8% of the industry population is female.

The Direct Selling News, Special Supplement to The Wall Street Journal, July 2011 reported that in 2010, direct selling companies generated over $125 billion in revenue in 150 countries through more than 75 million women and men. According to this report, the top 10 direct selling companies generated approximately $39 billion in revenue in 2010.

Supporting this, the World Federation of Direct Selling Associations (WFDSA) stated that over 74 million people worldwide participated in direct selling in 2009, generating more than $117.5 billion in sales. The WFDSA also reports that over the past 5 years, the world-wide direct sales channel has grown 3%.

Dietary Supplements Market

According to a 2009 report by the Mercanti Group, an investment banking firm that closely follows the health and wellness industry, the nutritional supplements industry is expected to grow as a result of a number of factors, including:

•	consumers increasingly moving toward alternative solutions for general wellness issues;

•	the changing lifestyles of consumers;

•	a growing elderly population;

•	aging Baby Boomers and their “better off” financial status;

•	the fact that nutritional supplements can complement or be used as an alternative to traditional pharmaceutical treatments;

•	recently gained credibility of nutritional supplements as a result of the Food and Drug Administration’s (“FDA’s”) insistence on stringent product quality and testing procedures;

•	Federal Current Good Manufacturing Practices (GMP);

•	increasing research by federal agencies;

•	a steady stream of innovative new products that target an expanding range of increasingly specific conditions; and

•	the increasing growth of the direct sales industry, with specific product growth especially pronounced among products that are not available in retail stores.

The Anti-Aging Market

Reports published by Global Industry Analysts, Inc. (“GIA”), publishers of off-the-shelf market research, indicate that demand for products in the worldwide anti-aging products market is increasing as a result of a several factors, including:

•	lifestyle changes effected by consumers to increase their chance of longevity;

•	changing practices in personal grooming which have resulted in more time and money being directed to external grooming efforts to minimize the visible effects of aging;

•	increased demand for skin lotions, toners, wrinkle-removal creams, skin whiteners, luxury topical skin care products, concealers and cover-ups;

•	increasing number of younger age anti-aging consumers becoming more proactive about their skin maintenance routine; and

•	the growing acceptance of vitamins and antioxidants as effective anti-aging nutrients.

The GIA report also states that growing wariness of harsh chemicals is expected to lead to increased demand for anti-aging products with organic, natural, herbal and botanical extracts as active ingredients. Anti-aging products which include chamomile, copper, gold, minerals, and amino acids are expected to make large gains in the marketplace in coming years.

According to statistics from the United Nations Population Division, the anti-aging market is expanding at a significant pace. By 2025, there will be an estimated 832 million people over the age of 65, representing over 10% of the world’s population.

COMPETITION

Products

Nrf2 Activators

Protandim® is one of a few products designed and marketed to activate the transcription factor Nrf2. In the dietary supplement market, we are aware of only one other product that has been demonstrated to cause Nrf2 activation in vivo, like Protandim®. In the pharmaceutical market, we are aware that two companies have developed synthetic drugs that are Nrf2 activators, and both are currently in clinical trials.

Direct Antioxidants

Vitamin C, Vitamin E, Coenzyme Q-10, and other sources of externally derived antioxidants may be considered competitors of Protandim® but they are mechanistically distinct. These other antioxidants do not increase the body’s elimination of oxidants using internal antioxidant enzymes. Our research indicates that Protandim® increases production of hundreds of stress-related anti-inflammatory, and anti-fibrotic gene products including antioxidant enzymes, such as superoxide dismutase and catalase, within the cells of the body. We believe that the body’s internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants.

Oral Superoxide Dismutase and Catalase

There are many companies performing research into antioxidants, and these companies are intensely competitive. Several companies sell oral forms of superoxide dismutase and catalase, which make claims that compete with Protandim®. However, due to research which indicates the lack of bioavailability and efficacy of such oral delivery, we believe Protandim® to be superior. It is highly likely that one or more additional companies will develop, purchase or license from a third party, products which may be competitive with Protandim®.

Network Marketing Companies

We compete with other companies that sell through the network marketing sales channel, many of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We compete for new independent distributors on the strength of our business opportunities, product offerings, compensation plan, management, and our operations. In order to successfully compete in the network marketing industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunities to our distributors.

REGULATORY ENVIRONMENT

Product Liability and Other Insurance

We have product liability insurance coverage for our products that we believe is adequate for our needs. We have also obtained commercial property and liability coverage, as well as directors’ and officers’ liability insurance.

Intellectual Property

Protandim® is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation.

We use commercially reasonable efforts to protect our intellectual property and license rights through patent protection, trade secrets, and contractual protections, and intend to continue to develop a strong brand identity in the Protandim® trademark.

Our intellectual property is covered, in part, by four U.S. patents issued in July 2007, June 2008, August 2009 and April 2011. An additional U.S. Utility Patent application is pending in the U.S. Patent and Trademark Office and additional filings are anticipated. Corresponding applications directed to the Protandim® formulation are pending in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods, and methods of manufacture of various compositions, including those embodied by Protandim®. The expected duration of our patent applications is through March 23, 2025.

Protandim® is a registered trademark in the United States, Canada, China, Mexico, the European Community, Australia, Japan and Taiwan. We have applied for protection of the Protandim™ mark in Costa Rica, and New Zealand.

We have applied for registration of the trademark LifeVantage™ through the World Intellectual Property Organization (WIPO). We have registered the mark LifeVantage® in the United States, Canada and Mexico and through WIPO in Australia, China, Japan and the European Community. We also have pending applications for the mark LifeVantage TrueScience™ in New Zealand, Mexico, and Japan. The LifeVantage TrueScience® mark is registered in the United States, the European Community, Australia, Norway, Singapore, Switzerland and the Russian Federation.

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

Governmental Regulations

FDA Regulations

The formulation, manufacturing, packaging, labeling, and advertising of Protandim® and our personal care line of products are subject to regulation by the Food and Drug Administration (“FDA”). We are not required to obtain FDA pre-market approval to sell the Protandim® supplement.

The Protandim® product is marketed as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. In 1994, DSHEA established a new framework governing the composition and labeling of dietary supplements.

DSHEA permits statements of nutritional support, called “structure-function” statements to be included in labeling for dietary supplements without FDA pre-or-post-marketing approval. Such statements may claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States, describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, characterize the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or describes general well-being from consumption of a nutrient or dietary ingredient. Such statements may not expressly or impliedly claim that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been approved by the FDA, as a “health claim” or qualified health claim. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading and is supported by competent and reliable evidence. The FDA may assert that a particular statement of nutritional support that a company is using is an illegal claim; that assertion, normally, is in the form of a warning letter to which company may respond.

DSHEA also permits certain scientific literature, for example a reprint of a peer-reviewed scientific publication, to be used in connection with the sale of a dietary supplement to consumers without the literature being subject to regulation as labeling. However, such literature must not be false or misleading, the literature may not promote a particular manufacturer, or brand of dietary supplement and it must include a balanced view of the available scientific information on the subject matter, among other requirements.

The FDA, on July 5, 2011, published a draft Guidance that is entitled “Dietary Supplements: New Dietary Ingredient Notifications and Related Issues.” Although only a draft document, it does reflect the FDA’s current views on the topic of New Dietary Ingredients. This document does not affect Protandim®, but it will be relevant to other dietary supplement products, if we decide to formulate and sell dietary supplements other than Protandim®.

While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of Protandim®, we cannot guarantee that the FDA will never inform us that the FDA believes some violation of law has occurred. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. An enforcement action could include a warning letter that informs us of alleged violations. Although we may take corrective action in response to any such warning letter or file a response with the FDA, the issuance of a warning letter will be public information. That information could affect our relationships with our investors, vendors, and consumers. The FDA could also initiate other types of enforcement actions, including actions for product seizure, inspection, and/or criminal prosecution.

FTC Regulations

Advertising and marketing of our products are also subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act (“FTC Act”). Among other things, the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act provides that disseminating any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products. The FTC routinely reviews advertising and websites to identify questionable advertising claims and practices, and competitors may inform the FTC when they believe other competitors are violating the FTC Act. The FTC may decide to initiate a non-public investigation into a company’s advertising practices, which may initially involve non-public pre-lawsuit discovery. Such an investigation may be very expensive to defend, be lengthy, and result in one or more adverse rulings by a court, administrative law judge, or in a publicly disclosed Consent Decree, which is a settlement agreement.

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

Network marketing activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations often:

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

The Bioterrorism Act

In June 2002, Congress enacted the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act contained new requirements with regard to the sale and importation of food products in the United States, including:

•	Mandatory registration with the FDA of all food manufacturers.

•	Prior notice to regulators of inbound food shipments.

•	Recordkeeping requirements, and grant of access to the FDA of applicable records.

•	Grant of detention authority to the FDA of food products in certain circumstances.

Under the record keeping requirements, we are considered to be a “nontransporter” of Protandim® and must maintain certain records required of nontransporters. We are in the process of ensuring that we keep all appropriate records required by the Bioterrorism Act.

The FDA Food Safety Modernization Act

The FDA Food Safety Modernization Act (“FSMA”) was signed into law in January 2011. It is a comprehensive set of laws that gives the FDA considerable new authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:

•

Gives FDA explicit authority to inspect and copy all records related to any food and to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death.

•	Places strict new obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded, and

•	Provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.

Potential FDA and Other Regulation

We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations.

The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires us to report to the FDA all serious adverse events and to maintain for six years records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including Protandim®, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event with such product. The label of Protandim® complies with that statutory provision. Employees

As of June 30, 2011, we had approximately 62 full time employees, including four officers. We outsource our manufacturing and distribution operations to minimize the number of our employees.

Available Information

Our principal offices are located at 10813 S. River Front Parkway, Suite 500, South Jordan, UT 84095. We also have an office located at 11545 West Bernardo Court, Suite 301, San Diego, CA 92127. Our telephone number is (858) 312-8000 and our fax number is (858) 312-8001. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this report as an inactive textual reference only.

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

ITEM 1A — RISK FACTORS

Because of the following risks, as well as other risks affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks described below are those we currently believe could materially affect us. The following risks are not necessarily all of the important factors that could cause our actual results of operations to differ materially from those expressed in the forward-looking statements in this report.

Risk Factors Relating to Our Company

We have a limited operating history.

Although we have been generating revenues from the sale of Protandim® since our 2005 fiscal year, we have been selling products through our network marketing sales channel only since fiscal 2009. We currently derive substantially all of our revenues from sales of our products through the network marketing sales channel. Prior to implementing this sales channel, our efforts to sell Protandim® were only moderately successful and we generated operating losses for each annual period from fiscal 2005 through fiscal 2010. Because we have limited experience selling products through the network marketing sales channel and our experience selling our products through other sales channels has not been sufficient to generate consistent operating profits, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We may not be successful in expanding our operations.

Our fiscal year ended June 30, 2011 was the first year since fiscal 2005 that we were able to achieve operating profits. Although we experienced significant growth in fiscal 2011, we may not be successful in expanding our operations in future periods. We believe we have sufficient cash on hand to allow us to continue operations for at least the next 12 months. However, if we are unable to maintain or grow our business, we would likely need to reduce expenditures which could impair our ability to expand our business or continue operations at current levels.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

Since we initiated our network marketing sales channel in fiscal 2009, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, which would require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could cause us to fail to timely and accurately report our financial results or prevent fraud, or result in restatements of our financial statements. As a consequence, shareholders could lose confidence in our financial reporting and our stock price could suffer.

In connection with the preparation of our financial statements included in this report, as well as certain previously issued financial statements, we concluded that there were material weaknesses in our internal control over financial reporting as described in “Item 9A. Controls and Procedures.” These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

Although we have begun implementing processes intended to remediate the material weaknesses we have identified, no assurances can be given when we will remediate all of the material weaknesses we identified or that we will be successful. Further, if we do not successfully remediate known material weaknesses in a timely manner, we could be subject to sanctions by regulatory authorities such as the SEC or investor perceptions could be negatively affected, each of which could have an adverse effect on our business, financial condition or results of operations.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.

We depend on our information technology (IT) systems to manage numerous aspects of our business and finance and accounting transactions, to manage our distributor compensation plan and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. We do not yet have adequate business continuity and disaster recovery plans, including adequate routine back-up, off-site archiving and storage, and redundancies. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results.

We may need to raise additional capital, which could significantly dilute existing shareholders.

If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional capital, which may be dilutive to our existing shareholders. For instance, during our fiscal year ended June 30, 2010, we required additional capital and raised an aggregate of $5,000,000 through the issuance of convertible debentures and warrants in financing transactions that significantly diluted then-existing shareholders. Moreover, in any future financing transactions, the amount of dilution could be increased if we were to issue securities that contain dilutive characteristics, such as anti-dilution clauses or price resets. In addition, if we raise additional funds by issuing securities, the market price of our common stock may decline. If we were unable to raise additional required capital in a timely manner, we could be forced to significantly reduce expenditures, liquidate some or all of our assets, or to curtail, suspend, or cease all or certain of our operations.

Economic conditions, including the current financial crisis and declining consumer confidence and spending, could harm our business.

Global economic conditions have deteriorated significantly over the past several years and continue to be challenging and unpredictable. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies and consumers. The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

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

Although we have introduced new products, including TrueScience® Anti-Aging Cream, we primarily sell Protandim®. We do not have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim®. In addition, we may be unable to sustain or increase the price or sales levels for Protandim®, which could harm our business.

The dietary supplement market is highly competitive.

The dietary supplements retail market is large and highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, distribution and marketing capabilities. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the dietary supplements market could harm our revenue. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.

Our network marketing sales channel may not be successful. If we are unable to retain our existing distributors and recruit additional distributors, our revenue will not increase and may even decline.

In fiscal 2009, we initiated a network marketing sales channel through which independent distributors enter into agreements with us to sell Protandim® and other products that we may introduce in the market, including our TrueScience® Anti-Aging Cream. Our independent distributors may terminate their services at any time, and, like most network marketing companies, we have experienced and are likely to continue to experience turnover among independent distributors. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors. We may change the manner in which we use our networking sales channel or discontinue it completely if its benefits do not outweigh its expenses and risks.

Our operating results could be harmed if we and our distributor leaders do not generate sufficient interest in our business to retain existing distributors and attract new distributors. The number and productivity of our distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new distributors;

•	any changes we might make to our distributor compensation plan;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our distributors and network marketing businesses in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions,

The loss of high-level distributors could negatively impact the growth of our network marketing sales channel.

We generate a significant portion of our revenues through our independent distributors. Also, substantially all of our customer and distributor growth in the past two years has been driven by this group. We compete with other network marketing companies to attract and retain productive independent distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors also offer compensation plans that distributors might perceive as offering greater potential financial rewards than ours. The loss of a high-level independent distributor or a group of leading distributors in the independent distributor’s network of downline distributors, whether by choice or through disciplinary actions for violations of our policies and procedures, could negatively impact the growth of our network marketing sales channel and harm our business.

Independent distributor activities that violate laws could result in governmental actions against us and could otherwise harm our business.

Our independent distributors are independent contractors. They are not employees and they act independently of us. The network marketing industry is subject to governmental regulation. We have a comprehensive set of binding policies and procedures that govern our distributors business activities. Any determination by the Federal Trade Commission or other governmental agency that we or our distributors are not in compliance with laws could potentially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers.

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

The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use).

The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional value that we make to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which was passed by Congress on December 22, 2006, imposes significant regulatory requirements on dietary supplement manufacturers, packers and distributors including the reporting of “serious adverse events” to the FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations with respect to Current Good Manufacturing Procedures in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that the Company and its subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. In July 2011, the FDA published draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient (“NDI”) notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that Protandim contains an NDI, if the FDA were to conclude that we should have filed an NDI notification for Protandim, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.

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

The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that our patents or various contractual protections agreements will adequately protect our intellectual property. In addition, we could be required to expend significant amounts to defend our rights to proprietary information, and may not be successful in such defense. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, distributors, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

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

Unfavorable publicity could materially harm our business.

We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as products distributed by other companies. Future scientific research or publicity may not be favorable to our industry or any particular product, including Protandim®. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption or use of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume or use such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.

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

Both regulatory authorities and private parties, including our independent distributors, may challenge the form of our network marketing sales channel or elements of our network marketing system. Adverse rulings in any case filed against a network marketing company, even if it is not against us, could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties.

Our business is susceptible to product liability claims.

The manufacture and sale of any product for human consumption raises the risk of product liability claims. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, sales process or even due to tampering by unauthorized third parties. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. Although we maintain insurance coverage, there is a risk that our insurance will not cover our potential exposure completely or would fail to cover a particular claim, in which case we may not have the financial resources to satisfy such claim. In addition, certain types of damages, such as punitive damages, are not covered by our insurance policy.

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

We offer a 30-day, money back unconditional guarantee to all customers and allow distributors to return up to 30% of their orders during the prior 12-month period (subject to restrictions and limitations). Our return rate since the inception of selling activities is approximately 2.5% of sales. We replace returned product damaged during shipment wholly at our cost, which historically has been negligible. Future return rates or costs associated with returns may increase. In addition, to date, product expiration dates have not played any role in product returns; however, it is possible they will increase in the future.

The loss of key personnel could negatively impact our business.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. In addition, competition for executive and senior staff in the dietary supplement market is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management or scientific staff.

We may not succeed in growing existing markets or opening new markets.

In fiscal year 2010 we launched international operations in Mexico and Japan. During fiscal year 2011, we derived approximately 8% of our revenues from our international operations. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, despite our efforts to do so, we may not succeed in growing in our existing international markets, entering new international markets on a timely basis, or achieving profitability in new markets. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products, including Protandim®, before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

As part of our business strategy, we intend to continue to expand our international presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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

If we need additional financing in the future and are required to issue securities that are priced at less than the exercise price of warrants, it will result in additional dilution.

Substantially all of the warrants we have outstanding contain provisions that will require us to reduce the exercise price thereof if we issue additional securities while such warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the exercise price of the warrants currently outstanding. If this were to occur, our stockholders could sustain material dilution in their ownership interest.

If the holders of our outstanding warrants and options exercise their securities for shares of common stock, we will issue up to 35,958,254 shares, which will materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

As of June 30, 2011, we had 98,794,498 shares of common stock outstanding. As of June 30, 2011, we also had outstanding warrants that are exercisable for an aggregate of 25,460,094 shares of common stock and stock options outstanding for an aggregate of 10,498,160 shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

The market price of our securities could be adversely affected by sales of restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. In addition, the shares of common stock we may issue upon the exercise of warrants described above may also be sold in compliance with Rule 144. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time. Historically, the trading volume of our common stock has been low and the market may not be able to absorb the sale of a substantial number of shares. In addition, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

The average daily trading volume of our common stock on the over-the-counter market was approximately 294,238 shares per day over the fiscal year ended June 30, 2011. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

We have paid no cash dividends on any of our classes of capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and may use a portion of any future earnings to repurchase shares of our common stock pursuant to the share repurchase plan that we announced in September 2011. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

When considering these risk statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1B — UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments issued by the SEC staff.

ITEM 2 — PROPERTIES

Corporate Offices

The lease for our corporate headquarters in South Jordan, Utah is a thirty nine (39) month sublease for approximately 9,600 rentable square feet of office space. The lease term began in February 2009 and expires on May 31, 2012.

Our San Diego office is approximately 3,200 square feet of office space which we lease under a 5-year lease which commenced in November of 2008.

Warehouse Facilities

In September 2009 we entered into an arrangement with Integracore Fulfillment in Salt Lake City, Utah for assembling distributor kits and fulfillment related to our network marketing sales channel. We recently expanded our arrangement with Integracore Fulfillment and we now use a second regional location of Integracore Fulfillment in Atlanta, Georgia for price and shipping efficiencies. There is no long term agreement related to the arrangements with Integracore Fulfillment.

ITEM 3 — LEGAL PROCEEDINGS

From time to time the Company engages in routine litigation. The Company regularly reviews all pending litigation matters and establishes reserves deemed appropriate by management for these litigation matters when probable loss is estimable. The Company can be subject to product liability claims. These claims to date have not been material.

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

The table below sets forth for the fiscal quarters indicated the reported high and low prices of our common stock, as quoted on the OTC Bulletin Board. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	Fiscal year
	2011		2010
	High	Low	High	Low
First Quarter	$0.65	$0.42	$0.71	$0.33
Second Quarter	$0.50	$0.30	$0.44	$0.20
Third Quarter	$0.90	$0.37	$0.47	$0.26
Fourth Quarter	$2.07	$0.72	$0.80	$0.38

Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2011, we had 339 shareholders of record and 98,794,498 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.

Dividends

We have not declared any dividends on any class of our equity securities since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Other than our previously announced stock repurchase program, we currently intend to retain our future earnings, if any, for use in our operations and the expansion of our business.

Unregistered Sales of Securities

Information required by Item 701 of Regulation S-K as to equity securities we sold during the fiscal year ended June 30, 2011 that were not registered under the Securities Act of 1933 has been previously reported (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Effective November 18, 2009, December 11, 2009, December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $5,000,000 of 8% convertible debentures and warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share. Each investor received a debenture in the principal amount equal to such investor’s aggregate subscription amount less the amount equal to the quotient obtained by dividing such aggregate subscription amount by $1,000. The debenture is convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.20, subject to adjustment including anti-dilution protection. Each investor also received a warrant to purchase that number of shares of the Company’s common stock that equals 50% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.20. The Company issued debentures in the aggregate principal amount of $4,995,000 and warrants to purchase an aggregate of 12,499,999 shares of the Company’s common stock. The Company also issued warrants to purchase an aggregate of 2,497,500 shares of the Company’s common stock to placement agents in conjunction with this offering. The maximum number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants the Company issued in this offering is, respectively, 24,974,999 and 14,997,499, assuming the conversion price and exercise price is the initial conversion price and exercise price at the time of conversion and/or exercise. As of June 30, 2011 all outstanding debentures had been converted into shares of the Company’s common stock.

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

Overview

We are a science-based company engaged in the identification, research, development, manufacture and distribution of an advanced nutraceutical dietary supplement, Protandim®, and an anti-aging skin care product, TrueScience®, to meet important health and wellness needs. We are focusing our ongoing research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as they relate to cardiovascular, central nervous system, inflammatory and metabolic diseases, and other health-related disorders.

We sell our products primarily through our network marketing sales channel utilizing independent distributors. Our revenue depends significantly upon the number and productivity of our independent distributors. Independent distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, our revenue and our business may be adversely affected.

Our Products

Our products are Protandim® and LifeVantage TrueScience® Anti-Aging Cream, or LifeVantage TrueScience®, which incorporates ingredients in Protandim® and other proprietary ingredients. Protandim® is a proprietary blend of ingredients that has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase.

We sell Protandim® and LifeVantage TrueScience® primarily through our network marketing sales channel to and direct independent distributors, preferred, retail, customers.

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

Protandim® has been, is currently or is planned to be the subject of, approximately 25 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress or completed. The universities and institutions involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; the University of Utah; Harvard University; and VU University Medical Center, Amsterdam. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, multiple sclerosis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, and experimental allergic encephalomyelitis.

Results of Operations

We commenced sales of Protandim® in February 2005 and LifeVantage TrueScience® in June 2009. For the fiscal years ended June 30, 2011 and 2010, we generated net revenues of, $38,919,223 and $11,478,460, respectively, recognized operating profit (loss) of $3,702,204 and $(7,321,952), respectively, and incurred net losses of $50,791,750 and $11,048,328, respectively.

Our expenditures consist primarily of distributor commissions, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®.

The following table presents certain consolidated earnings data as a percentage of net sales:

	For the years ended,
	June 30, 2011	June 30, 2010
Sales, net	100%	100%

Cost of sales	15.2	16.6

Gross profit	84.8	83.4
Operating expenses:
Sales and marketing	54.1	73.9
General and administrative	19.3	67.7
Research and development	1.3	3.4
Depreciation and amortization	0.6	2.2

Total operating expenses	75.3	147.2

Operating income (loss)	9.5	(63.8)
Other income and (expense):
Interest expense, net	(15.3)	(59.5)
Change in fair value of derivative liabilities	(124.5)	27.0

Total other income (expense)	(139.8)	(32.5)

Net loss before income taxes	(130.3)	(96.3)
Income tax expense	(0.2)	—

Net loss	(130.5)%	(96.3)%

Comparison of Fiscal Years Ended June 30, 2011 and 2010

Sales. We generated net sales of $38,919,223 during the year ended June 30, 2011 and $11,478,460 during the year ended June 30, 2010 primarily from the sale of Protandim® and LifeVantage TrueScience®. The increase in sales of $27,440,763 was primarily due to significant growth in our network marketing sales channel and included an increase in sales in the U.S. of $24,961,662 and sales in Japan of $2,394,160. As a result of an historical analysis of our return rate during the year ended June 30, 2011 we adjusted our sales return reserve estimate based on historical trends which resulted in an increase to net revenue of approximately $300,000. We expect the growth in sales to continue in our fiscal 2012 year as we continue to add new customers and expand into additional international markets.

Gross Margin. Cost of sales were $5,917,394 for the year ended June 30, 2011, and $1,905,992 for the year ended June 30, 2010, resulting in a gross margin of $33,001,829, or 85%, and $9,572,468, or 83%, respectively. The increase in gross margin percentage is due to slightly decreased inventory-related expenses and adjustments to our sales return reserve estimate. We expect the gross margin percentage to remain in the range of 83-85% for the foreseeable future due to relative stability of our inventory costs at present. Economic conditions and changes in the supply of raw materials could negatively impact our gross margins in the future.

Operating Expenses. Total operating expenses for the year ended June 30, 2011 were $29,299,625 as compared to operating expenses of $16,894,420 for the year ended June 30, 2010. Operating expenses consist of sales and marketing expenses, general and administrative, research and development, and depreciation and amortization. The majority of the increase of $12,405,205 in operating expenses is due to distributor commissions on our increased network marketing sales.

Sales and Marketing. Sales and marketing expense for the year ended June 30, 2011 was $21,060,213 compared to $8,481,496 for the fiscal year ended June 30, 2010 representing an increase of $12,578,717 in fiscal year 2011. This increase was due primarily to commissions incurred on increased sales. We expect sales and marketing expenses to continue to increase relative to increases in sales and to remain stable as a percentage of net sales.

General and Administrative. Our general and administrative expense for the year ended June 30, 2011 was $7,516,106 compared to $7,765,331 for the fiscal year ended June 30, 2010. The decrease of $249,225 was primarily due to a decrease in stock-based compensation expense which was offset by an increase in headcount related costs as we have hired new employees to support our continued growth. We expect our general and administrative expenses to increase as we experience continued growth, but to decrease slightly as a percentage of net sales.

Research and Development. Our research and development expense for the year ended June 30, 2011 was $508,603 compared to $392,691 for the year ended June 30, 2010. The increase of $115,912 was due primarily to increased fees paid to a Scientific Advisory Board member. We expect research and development expenses to increase as we continue to develop our products.

Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2011 was $214,703 compared to $254,902 for the year ended June 30, 2010. The decrease of $40,199 is primarily due to certain assets being fully depreciated and is partially offset by fixed asset acquisitions during the year ended June 30, 2011.

Net Other Expense. We recognized net other expense for the year ended June 30, 2011 of $54,401,954 as compared to $3,726,376 in year 2009. Other expense increased by $51,555,944, which resulted from fair market value expenses recognized in connection with the conversion of outstanding debentures and the exercise of related warrants during fiscal year 2011 as well as in increase in fair values of derivative warrants due to an increase in our stock price during the fiscal year. These increases were offset by a decrease in interest expense of $880,366.

Net Loss. Our net loss for the year ended June 30, 2011 was $50,791,750 as compared to the net loss of $11,048,328 for the year ended June 30, 2010. This represents an increase in net loss of $39,743,422 which is comprised of an increase in operating income of $11,024,156 offset by an increase in other expense of $50,675,578 and tax expense of $92,000.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of Protandim® and LifeVantage TrueScience® and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our products.

At June 30, 2011, our available liquidity was $6,370,974 including available cash and cash equivalents. This represented an increase of $4,733,298 from the $1,637,676 in cash, cash equivalents and marketable securities as of June 30, 2010. During the fiscal year ended June 30, 2011, our net cash provided by operating activities was $4,680,925 as compared to net cash used by operating activities of $4,499,483 during the fiscal year ended June 30, 2010. The increase in cash provided by operating activities during the fiscal year ended June 30, 2011 primarily is due to an increase in revenues and operating income for the fiscal year ended June 30, 2011.

During the fiscal year ended June 30, 2011, our net cash used by investing activities was $88,967 primarily due to the purchases of equipment and intangible assets offset by the redemption of available-for-sale marketable securities. During the fiscal year ended June 30, 2010, our net cash provided by investing activities was $178,296, primarily due to the redemption of available-for-sale marketable securities offset by purchases of equipment.

Cash provided by financing activities during the fiscal year ended June 30, 2011 was $169,246, compared to cash provided by financing activities of $5,381,845 during the fiscal year ended June 30, 2010. Cash provided by financing activities during the fiscal year ended June 30, 2011 was due to the exercise of options and warrants. Cash provided by financing activities during the fiscal year ended June 30, 2010 was primarily from proceeds from our private placement offerings during that fiscal year and proceeds from a revolving line of credit borrowed against our marketable securities.

At June 30, 2011, we had working capital (current assets minus current liabilities) of $(3,105,045) compared to working capital of $(2,103,899) at June 30, 2010. The increase in negative working capital was due primarily to an increase in the current liabilities related to our warrant derivatives of $5,991,552 which was offset by the increase in cash of $4,733,298. Based on our forecasted cash flow for fiscal 2012 we have determined that cash on hand will be sufficient to fund our operations through June 30, 2012 and the foreseeable future thereafter.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended June 30, 2011.

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

Allowances for Product Returns

We record allowances for product returns at the time we ship the product based on estimated return rates. We offer a 30-day, money back unconditional guarantee to all customers. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased within the prior twelve months, subject to certain consumption limitations. As of June 30, 2011, our shipments of products sold totaling approximately $4,968,963 were subject to the money back guarantee.

We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $435,135 on June 30, 2011, compared with $343,937 on June 30, 2010. For the year ended June 30, 2011 we reduced the amount of our reserve by approximately $300,000 to reflect historical return rates lower than our estimate at the beginning of the year. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation

We state inventories at the lower of cost or market on a first-in first-out basis. From time to time, we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. From time to time, we may be required to make additional reserves in the event any of these variables change. We have recorded $74,943 in reserves for obsolete inventory as of June 30, 2011 primarily related to inventory of marketing materials. As of June 30, 2010 there was no reserve for obsolete inventory.

Revenue Recognition

We ship the majority of our product directly to the consumer through the network marketing sales channel via UPS and we receive substantially all payment for these sales in the form of credit card charges. We recognize revenue from product sales to customers upon passage of title and risk of loss to customers when product ships from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.

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

Intangible Assets — Patent Costs

We review the carrying value of our patent costs when events or circumstances indicate that there may be an impairment of the asset. In determining if there is impairment, we primarily consider undiscounted future cash flows. As of June 30, 2011we have not recorded an impairment of capitalized patents.

Stock-Based Compensation

We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance.

Research and Development Costs

We have expensed all of our payments related to research and development activities.

Commitments and Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations	413,903	305,809	108,094	—
Revolving line of Credit	433,984	433,984	—	—

Total	847,887	739,793	108,094	—

Recently Issued Accounting Standards

Refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of June 30, 2011. In particular, we concluded that we did not maintain:

1.	Sufficient personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of technical accounting principles in accordance with GAAP to support our financial accounting and reporting functions given that we did not continue to hire sufficient personnel considering our rapid growth; and

2.	Adequate oversight of certain accounting functions and did not maintain adequate documentation of management review and approval of accounting transactions and financial reporting processes.

An independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of June 30, 2011.

Management’s Remediation Initiatives

We are in the process of evaluating our material weaknesses. We have already begun to remediate the material weaknesses. In an effort to remediate the identified material weaknesses and other deficiencies and to enhance our internal control over financial reporting, we have initiated, or plan to initiate, the following series of measures:

1.	Hire staff with experience managing and working in the corporate accounting department of a publicly traded company; and

2.	Implement appropriate management oversight and approval activities.

We anticipate that the above initiatives will be at least partially, if not fully, implemented by March 2012. Additionally, we plan to test our updated controls and remediate our material weaknesses by June 30, 2012.

Conclusion

The above identified material weaknesses resulted in material audit adjustments to our fiscal year 2011 financial statements. If the identified material weaknesses are not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements in a future interim or annual period.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, we implemented the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act; we adopted and our employees acknowledged formal policies governing certain accounting transactions and financial reporting processes.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2011. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position with Company
Mr. Douglas C. Robinson	48	President & CEO and Director(1)
Ms. Carrie. E. McQueen	41	Chief Financial Officer, Secretary and Treasurer
Mr. Kirby L. Zenger	57	Chief Operating Officer
Mr. David W. Brown	48	President, Network Marketing Operations and Director(2)
Dr. James D. Crapo	68	Independent Director
Mr. Mike Lu	42	Independent Director
Ms. Kay Stout Manovich	63	Independent Director
Mr. Garry Mauro	63	Chairman, Independent Director
Dr. Joe M. McCord	66	Chief Science Officer and Director(3)

(1)	Prior to his appointment as President & Chief Executive Officer, from July 1, 2010 to March 14, 2011, Mr. Robinson served as an Independent Director.
(2)	Prior to his appointment as President of LifeVantage Network, from July 1, 2010 to March 15, 2011 Mr. Brown served as President and Chief Executive Officer.
(3)	Dr. McCord was appointed Chief Science Officer effective June 20, 2011.

Management Team

Each officer serves at the discretion of our board of directors and holds office until his or her successor is appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

MR. DOUGLAS C. ROBINSON Mr. Robinson was appointed as our President and Chief Executive Officer in March 2011. From 2007 to 2011 Mr. Robinson served as Chief Executive Officer of WorkWell Systems, Inc. a physical medicine and workers’ compensation solutions company. Prior to joining WorkWell Systems, from 2005 to 2007, Mr. Robinson served as SVP Healthcare Transformation for UnitedHealth Group. Prior to United, from 2002 to 2005, he led Deloitte Consulting’s newly formed consumer-driven healthcare practice. From 2001 to 2002, Mr. Robinson served as SVP, National Practice Leader for SynHrgy, an outsourced provider of integrated human resource services including Health and Welfare, Integrated Absence Management, Integrated Pension Administration, Workforce Administration and Compensation & Performance Management. From 1998 to 2001, as Director, Healthcare Consulting for PriceWaterhouseCoopers, Mr. Robinson sold and managed the first “full-replace” consumer-driven healthcare engagement from inception through installation, until his division was sold to Mellon Financial. Mr. Robinson began his career as a Senior Account Executive for Blue Cross of Washington and Alaska. Mr. Robinson holds a B.A. degree in Marketing/Public Relations and Speech Communications from Gonzaga University, Spokane, Washington where he also continues to guest lecture on healthcare economics to the undergraduate and graduate schools. Mr. Robinson’s experience in corporate governance, oversight, operations and financial experience and leadership brings to our management team and board of directors a broad range of expertise and oversight. Mr. Robinson served as a non-employee member of our board of directors from January of 2010 to March 2011. During that time he served as chairman of the Compensation Committee, served as the financial expert on our audit committee and was a member of the Executive Committee. Since March 2011 Mr. Robinson has continued to serve as an employee member of our board of directors.

MS. CARRIE E. MCQUEEN Ms. McQueen was appointed as our Chief Financial Officer in June 2009, and as our Secretary and Treasurer in July 2009. From July 2007 through June 2008, Ms. McQueen served as an interim Chief Financial Officer for two privately-held companies: QThink, an IC engineering services company, and Genelux, a development-stage biotechnology company. From November 2004 through November 2006, Ms. McQueen served as Chief Financial Officer, Secretary, Treasurer and Vice President of ADVENTRX Pharmaceuticals, Inc. (NYSE Amex:ANX), a publicly traded clinical-stage biotechnology company. From December 2003 to December 2004, Ms. McQueen served in a consulting capacity as Chief Financial Officer of Singlefin, Inc., an email/internet security software company and as Chief Financial Officer of SofLinx, Inc., a wireless sensor network and software company. From December 2002 to June 2004, Ms. McQueen served as Vice President of Finance of V-Enable, Inc., a software company specializing in multimodal software for wireless devices. From December 1996 to May 2000, Ms. McQueen served first as Director of Finance and Human Resources, and then as Vice President, Finance and Administration, of Websense Inc. (Nasdaq:WBSN), a publicly traded company that provides software products that analyze, report and manage computing resource use by employees. Ms. McQueen received her B.A. in Political Science from University of California, San Diego, her MBA from San Diego State University and a Certified Management Accountant designation from the IMA.

MR. KIRBY L. ZENGER Mr. Zenger was appointed as our Executive Vice President-General Manager in February 2009 and was appointed as our Chief Operating Officer in June 2009. Before joining our company, he was EVP / General Manger for Zrii LLC, an international network marketing company founded in 2007. He was integral in the architecture and strategic development of the Zrii business plan. At Zrii, he managed the daily operations of the company. In 2006, he served as Vice President of Global Sales for Young Living Essential Oils, a network marketing company. From 2004 to 2006, Mr. Zenger was General Manager of North America for Synergy Worldwide, a subsidiary of Nature’s Sunshine, a direct selling company. From 1998 to 2003, he served as a Client Partner and Director of Technology Sales of Franklin Covey. Mr. Zenger studied advertising and business management at the University of Utah and LDS Business College with additional accreditation in leadership development and strategic planning.

MR. DAVID W. BROWN Mr. Brown currently serves as our President of LifeVantage Network, a position he has held since March 2011. Prior to that, he served as our President and CEO from January 2008 to March 2011. Prior to joining us he most recently was the Managing Director and Co-Founder of Nutrition Business Advisors, a firm founded in 2003 to provide strategic consulting services, capital raising and full-service business development focused on the Global Nutrition Industry. From 2000 to 2003, Mr. Brown served as President and CEO of Metabolife International. From 1994 to 2000, Mr. Brown served as the President of Natural Balance, Inc., a Colorado-based dietary supplement company. Mr. Brown began his career as a corporate attorney. He was with the law firm of Ballard, Spahr, Andrews & Ingersoll in 1994 and he was with Kindel & Anderson from 1991 to 1994. Mr. Brown received his Juris Doctorate from Cornell University and Bachelors of Arts from Brigham Young University. Mr. Brown’s strong leadership and business acumen brings to our board of directors expertise in business operations and management.

DR. JOE M. MCCORD Dr. McCord has been a member of our board of directors since February 2006. He was appointed our Chief Science Officer, effective June 20, 2011. He was also our Director of Science from April 2004 to October 2007. Dr. McCord together with Dr. Irwin Fridovich discovered superoxide dismutase, a natural antioxidant referred to as “SOD,” in 1969. For this work, Drs. McCord and Fridovich received the Elliot Cresson Medal of the Franklin Institute. Dr. McCord currently serves as Professor of Medicine, Biochemistry, and Microbiology at the University of Colorado at Denver and Health Sciences Center (UCDHSC). Dr. McCord

received a lifetime achievement award from the Oxygen Society for outstanding contributions to the field of free radical biology and medicine in 1997. He is Honorary President of the International Society of Antioxidants in Nutrition and Health (ISANH). He chaired the Third International Conference on Superoxide Dismutases: Recent Advances and Clinical Applications, held at the Institut Pasteur in Paris in 2004, as well as earlier conferences in the series. Dr. McCord has published articles in a number of scientific journals, including the New England Journal of Medicine. Dr. McCord’s scientific background brings to our board of directors an experienced perspective and leadership with regard to our research and development efforts and plans.

Directors

DR. JAMES D. CRAPO Dr. Crapo has been a member of our board of directors since April 2005. Dr. Crapo has nearly 30 years of experience in the health and science field. He has been a Professor at National Jewish Medical and Research Center since June 1996 and served as Executive Vice President of Academic Affairs and Chairman of Medicine from June 1996 to 2004. National Jewish Health is a private institution specializing in immunology and allergic diseases. Dr. Crapo served as Chief Executive Officer of Aeolus Pharmaceuticals, Inc. from July 2004 until December 2004. He was the first scientist to extend Dr. Fridovich’s and Dr. Joe McCord’s original discovery of superoxide dismutase, a natural antioxidant referred to as “SOD,” to mammalian models of disease. Prior to joining National Jewish, Dr. Crapo spent over 15 years as the Chief of the Pulmonary and Critical Care Medicine Division at Duke University Medical Center. He is involved in a number of professional societies, including service on the NHLBI Advisory Council and serving as President of the American Thoracic Society and President of the Fleischner Society. Dr. Crapo’s scientific background and financial experience and leadership as Chief of Pulmonary Medicine at Duke University and as Chairman of Medicine at National Jewish Health, bring to our board of directors a strong perspective on research and development and financial budgeting and analysis.

MR. MIKE LU Mr. Lu has been a member of our board of directors since January 2010. Mr. Lu is currently an independent investor in public markets and private equity and serves as president of the Lu Foundation, which is focused on education and research. He also serves on the board of advisors for Red Rocks Capital. Mr. Lu managed the Janus Global Technology Fund from its inception in 1999 to 2006. After joining Janus Capital Corporation as an equity analyst in 1991, he served in a variety of research roles, with a focus on technology company analysis. Mr. Lu graduated magna cum laude from Yale University and is a Chartered Financial Analyst. Mr. Lu’s in-depth understanding of finance and his perspective as an investor brings to our board of directors expertise in financial modeling and analysis as well as management and oversight.

MS. KAY STOUT MANOVICH Ms. Stout Manovich has been a member of our board of directors since January 2010. Ms. Stout-Manovich is an expert on branding strategy, graphic and environmental design with more than 30 years of experience. She founded her own company in 2000, Kay Strategic Branding, where she provides strategic design solutions both globally, as well as locally. Ms. Stout Manovich was with Landor Associates from 1976 to 2000, last serving as Chief Brand Strategist, Worldwide. While with Landor she was responsible for the final creative product across the U.S. and then Europe and she also managed Landor’s San Francisco and European headquarters. Ms. Stout Manovich was a strategic and creative leader for the graphic look of three Olympic Games: the 1996 Atlanta Summer Games, the 1998 Nagano Winter Olympic Games and the 2002 Salt Lake Winter Olympic Games. A recipient of 16 CLIO Awards, she has been the primary driving force for the brand identities of such consumer brands as Coca-Cola, Del Monte, Dole, Pizza Hut, KFC, RadioShack, Oral B, Colgate, Healthline, Frito-Lay and Wacoal. Ms. Stout-Manovich’s in-depth experience in global branding brings to our board of directors a strong set of branding principles in business development, strategy and design.

MR. GARRY MAURO Mr. Mauro has been a member of our board of directors since 2008. Mr. Mauro has worked for over 30 years at the local, state and national levels on behalf of both private and public sector entities. From 1983 to 1999, he served as Commissioner of the Texas General Land Office overseeing the management of more than 20 million acres of state land, 18,000 oil and gas wells, and the state’s benefit program for Veterans. During his tenure as Commissioner, he also chaired the Veterans Land board of directors, the School Land board of directors, the Parks and Wildlife board of directors for Lease, the Texas Department of Corrections board of directors for Lease, the University board of directors for Lease, the Coastal Coordination Council and the Texas Alternative Fuels Council and co-chaired the Sustainable Energy Development Council. He has received numerous honors and awards for his civic and philanthropic contributions in environmental, political and business arenas, including the “Man of the Year Award” from the Texas League of Women Voters and the “Rising Star of Texas Award” from Texas Business Magazine. In 1998, he was the Texas Democratic Party nominee for Governor. Mr. Mauro’s broad range of expertise brings to our board of directors experience in management and operations as well as strong leadership and oversight.

Audit Committee

The audit committee was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our audit committee are Dr. James Crapo, Mr. Garry Mauro and Mr. Mike Lu, with Dr. Crapo serving as chairman. Our board of directors has determined that all three members of the audit committee qualify as “independent.” Our board of directors has also determined that Mr. Lu qualifies as an “audit committee financial expert,” as that term is defined as defined by SEC rules. Our board of directors made a qualitative assessment of Mr. Lu’s level of knowledge and experience based on a number of factors, including his formal education and his experience reviewing and analyzing company financial statements as an investor.

CODE OF ETHICS

We have adopted the LifeVantage Corporation Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, members of our board of directors and all employees. The Code of Ethics addresses matters including: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications we make; and (3) compliance with laws, rules and regulations applicable to us. A copy of the Code of Ethics is available on our website at www.lifevantage.com. Any amendments to, or waivers from, a provision of our Code of Ethics shall be disclosed by posting such information on our website at www.lifevantage.com. Our website does not constitute part of this proxy statement.

We have also adopted the LifeVantage Corporation Code of Business Conduct and Ethics that applies to all officers, directors and employees. Among other matters, this code addresses: compliance with laws, rules, and regulations; conflicts of interest; corporate opportunities; competition and fair dealing; discrimination; health and safety; confidentiality; protection of our assets; and payments to governmental personnel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons who own more than 10% of our common stock to report their ownership of our common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this proxy statement any failure to file by the specific due dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2011, we believe that all such reports were filed on a timely basis, except as follows: due to an administrative error, Form 4 reports were filed late reporting the conversion into shares of common stock of convertible debentures held by the following persons: James Crapo, Mike Lu and Joe McCord. These Form 4 reports were due on May 27, 2011 and May 31, 2011 and filed on June 20, 2011.

ITEM 11 — EXECUTIVE COMPENSATION

COMPENSATION MATTERS

Compensation Program Objectives

Our executive compensation program is designed to attract, retain and motivate talented executives capable of providing the leadership, vision and execution necessary to achieve our business objectives and create long-term shareholder value. We actively seek to foster a pay-for-performance environment that aligns the interests of our executive officers with the creation of shareholder value. To this end, our compensation program is strongly linked to the delivery of long-term returns to our shareholders, the achievement of short- and long-term strategic business objectives, individual performance, and the demonstration of competencies that are aligned with our culture and values and that will contribute to our long-term success.

Compensation Program Components and Procedures

The nominating governance and compensation committee (“compensation committee”) of our board of directors is responsible for overseeing our compensation policies, plans and programs, and reviewing and either determining or recommending to the full board of directors the salary, bonuses, equity incentives, perquisites, severance arrangements and other related benefits paid to our directors and executive officers. The compensation committee has not established any formal policies or guidelines for allocating compensation between cash and non-cash compensation.

Compensation Elements

Our executive compensation program generally consists of the following components: base salary, discretionary performance-based bonuses, long-term equity incentives and other elements including severance benefits for certain executive officers. The compensation committee does not have any specific targets for the percentage of compensation represented by each component. As a general matter, subject only to limited exceptions, we do not provide perquisites or benefits for our named executive officers on a basis that is different from other eligible employees.

Base Salary

Base salary is the primary fixed component of our executive compensation program. We use base salary to compensate executives for services rendered during the fiscal year, and to ensure that we remain competitive in attracting and retaining executive talent. Base salaries are generally set within a range of salaries paid to industry peers with comparable qualifications, experience, responsibilities and performance at similar companies.

For newly hired executives, the compensation committee determines base salary on a case-by-case basis by evaluating a number of factors, including the executive’s qualifications and experience, the competitive recruiting environment for his or her services, the executive’s anticipated role and responsibilities with our Company, the executive’s past compensation history, and comparisons to market data regarding compensation levels for comparable executives of other nutraceutical companies of similar sizes and stages of development.

For continuing executives, the compensation committee reviews base salaries annually as part of our Company’s performance review and appraisal process. Base salary increases, if any, are based primarily on each executive’s job performance for the prior year, as well as a review of competitive market data, the executive’s compensation relative to other executive officers, the importance of the executive’s continued service with us and our Company’s financial condition.

Bonuses

For fiscal year 2011, effective as of July 1, 2010, we adopted an Annual Incentive Plan (“FY11 AIP”) to provide cash incentive bonuses to our executive officers and employees based on achievement of specified performance goals. Under the FY11 AIP, awards will be comprised of a corporate component and an individual component. Under the terms of the incentive plan, an eligible executive officer could receive bonuses if our Company achieved certain corporate goals and the officer met certain personal goals. The relative weights assigned to the corporate goals and personal goals was 60% and 40%, respectively. The corporate goals related to our fiscal year 2011 revenue and our earnings before interest, taxes, depreciation and amortization, or EBITDA. The amount of bonus payable with respect to the achievement of corporate goals and personal goals could vary depending upon the percentage of the respective goals that are achieved. Participants who were not employed for the entire fiscal year could be eligible for pro-rated awards. In determining whether a named executive officer should be awarded a discretionary bonus, our compensation committee conducted a performance appraisal for each executive officer for the fiscal year, evaluated such executive’s performance during the fiscal year and evaluated our corporate performance during the fiscal year. Following such appraisal and evaluation, and taking into account our Company’s financial condition, the compensation committee determined the amount of any bonus for a named executive officer that it would recommend to the board of directors. The board of directors then had the authority to determine the actual amount of any bonus that would be paid. Payment of any earned bonus must occur by October 15, 2011 and the participant must generally remain employed with the Company through the date of payment in order to receive such bonus payment.

For fiscal 2012, effective as of July 1, 2011, we adopted an Annual Incentive Plan (“FY12 AIP”) to provide cash incentive bonuses to our executive officers and employees based on achievement of specified performance goals. The FY12 AIP is very similar to the FY11 AIP except that the relative weights assigned to the corporate goals and personal goals are 70% and 30%, respectively.

Long-Term Equity Incentives

Long-term equity incentives generally represent the largest at-risk component of our executive and employee compensation program. Our long-term equity incentives are designed to align the interests of our executive officers and employees with those of our shareholders by creating an incentive for our executive officers and employees to maximize long-term shareholder value. Historically, we have granted stock options to newly-hired executive officers and employees when they commence employment with us.

The compensation committee approves all equity grants to our named executive officers. Grants approved during scheduled meetings become effective and are priced as of the date of approval or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly-hired executive’s start date). Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained or as of a predetermined future date. The compensation committee has not granted, nor does it intend to grant, equity compensation awards to executive officers or employees in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative clinical trial result. Similarly, the compensation committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates.

The compensation committee determines the number of stock options to award to a newly-hired executive officer using the same factors described above that are considered in determining the base salaries of newly-hired executive officers.

Employment Agreements

Douglas C. Robinson

On March 11, 2011, we entered into an employment agreement, which became effective on March 15, 2011, with Douglas C. Robinson, pursuant to which Mr. Robinson was hired as our President and Chief Executive

Officer. The employment agreement will terminate no later than June 30, 2014. Prior to his commencement of employment, Mr. Robinson had previously been serving on our board of directors as a non-employee director. Mr. Robinson has continued to serve on our board of directors after his hire.

Base Salary. Mr. Robinson’s base salary is $325,000 per year for his service as President and Chief Executive Officer. Mr. Robinson’s base salary will increase to $350,000 per year if, for each calendar month in a consecutive three month period, the Company’s EBITDA exceeds the product of ten percent multiplied by the Company’s total revenues for each such month. Based on a determination by our board of directors that this performance objective had been achieved, Mr. Robinson’s base salary was increased to $350,000 in August 2011.

Stock Options. The employment agreement provides that the Company would grant Mr. Robinson a stock option to purchase up to 1,610,000 shares of our common stock pursuant to our 2010 Long-Term Incentive Plan. This option is an incentive stock option to the maximum extent permitted by applicable tax laws. The option vests only to the extent that Mr. Robinson continuously provides service to our Company through the applicable vesting date and is subject to the following vesting dates and exercise prices:

Shares Subject to Option	Per Share Exercise Price	Vesting Date
110,000	$0.75	Grant Date
500,000	$0.75	June 30, 2012
500,000	$1.20	June 30, 2013
500,000	$1.75	June 30, 2014

Bonus and Benefits. Commencing during fiscal year 2012, Mr. Robinson will be eligible for annual cash performance bonuses of up to fifty percent of Mr. Robinson’s base salary based on performance objectives that will be determined by our board of directors with input from Mr. Robinson. Mr. Robinson will also be eligible to receive the following transition bonus payments: $101,250 on March 15, 2011; $67,500 on July 31, 2011; $33,750 on September 30, 2011; $33,750 on March 30, 2012; and $33,750 on October 1, 2012; provided that Mr. Robinson is continuously employed by our Company through the applicable payment date. Mr. Robinson is also eligible to participate in Company benefits programs.

Severance. If Mr. Robinson’s employment is terminated without cause or if Mr. Robinson resigns for good reason, Mr. Robinson will be eligible to receive severance equal to Mr. Robinson’s then annual base salary. The severance would be paid in monthly installments over the year following the termination date. Mr. Robinson must provide a release of all claims against the Company and its affiliates and remain in compliance with all restrictive covenants specified in the employment and separation agreements as a condition to receiving the severance. The employment agreement also provides for a reduction in payments to the extent necessary to avoid the imposition of golden parachute excise taxes.

For purposes of Mr. Robinson’s employment agreement, “Cause” is the result of the occurrence of one or more of the following that occur with respect to Mr. Robinson:

(i) conviction of, or a plea of guilty or nolo contendere to, a felony or other crime (except for misdemeanors which are not materially injurious to the business or reputation of the Company or a Company affiliate);

(ii) willful refusal to perform in any material respect the duties and responsibilities for the Company or a Company affiliate or failure to comply in any material respect with the terms of the employment agreement and the confidentiality agreement and the polices and procedures of the Company or a Company affiliate at which Mr. Robinson serves as an officer and/or director if such refusal or failure causes or reasonably expects to cause injury to the Company or a Company affiliate;

(iii) fraud or other illegal conduct in the performance of duties for the Company or a Company affiliate;

(iv) material breach of any material term of the employment agreement; or

(v) any conduct which is materially injurious to the Company or a Company affiliate or materially injurious to the business reputation of the Company or a Company affiliate.

Prior to any termination for Cause, Mr. Robinson will be provided with written notice from the Company describing the conduct forming the basis for the alleged Cause and to the extent curable as determined by the board of directors in its sole discretion, an opportunity of 15 days to cure such conduct before the Company may terminate employment for Cause. If the board of directors determines that the Cause event is curable, Mr. Robinson may during this 15 day period present his case to the full board of directors before any termination for Cause is finalized by the Company.

For purposes of Mr. Robinson’s employment agreement, termination of employment by Mr. Robinson for “Good Reason” can occur within ninety (90) days after the date that any one of the following events described in the below subparts (1) through (3) (any one of which will constitute “Good Reason”) has first occurred without Mr. Robinson’s written consent. Mr. Robinson’s resignation for Good Reason will only be effective if the Company has not cured or remedied the Good Reason event within 30 days after its receipt of Mr. Robinson’s written notice (such notice shall describe in detail the basis and underlying facts supporting Mr. Robinson’s belief that a Good Reason event has occurred). Such notice of Mr. Robinson’s intention to resign for Good Reason must be provided to the Company within 45 days of the initial existence of a Good Reason event. Failure to timely provide such written notice to the Company or failure to timely resign employment for Good Reason means that Mr. Robinson will be deemed to have consented to and waived the Good Reason event.

Good Reason events:

(1) Mr. Robinson has incurred a material diminution in his responsibilities, duties or authority;

(2) Mr. Robinson has incurred a material diminution in his base salary; or

(3) The Company has materially breached a material term of the employment agreement.

Joe M. McCord

Our board of directors appointed Dr. Joe M. McCord as our Chief Science Officer effective June 20, 2011. On that date, we also entered into an employment agreement with Dr. McCord, which was subsequently amended to have an effective date of July 1, 2011, pursuant to which he additionally became a full time employee. The employment agreement will terminate no later than June 30, 2014. Prior to his commencement of employment, Dr. McCord had previously been serving on our board of directors as a non-employee director. Dr. McCord has continued to serve on our board of directors after his hire.

Monthly Compensation. Dr. McCord’s monthly compensation for his services under his employment agreement is $10,000 per month. In addition, Dr. McCord is eligible to receive a monthly commission equal to the product of fifty cents multiplied by the total net bottles sales of Protandim® (or substantially equivalent new products) during the preceding month. Dr. McCord was not awarded any additional stock options in fiscal year 2011 in connection with his hire.

Benefits. Dr. McCord is eligible to participate in Company benefits programs. The employment agreement also provides that the Company will indemnify Dr. McCord from any claims or damages that he may incur in connection with his services to the Company and will maintain Dr. McCord as a named insured on the Company’s general commercial liability insurance policy or any other product liability coverage.

Termination. Either party may terminate the employment agreement without cause upon 180 days notice to the other party. If a party commits a breach of a material provision of the employment then the agreement can be terminated by the other party for cause. If the Company were to terminate the agreement for cause then Dr. McCord shall be not entitled to any further compensation after the date of termination.

Scientific Advisory Board Agreement. On October 1, 2009, we entered into a Scientific Advisory Board Agreement with Dr. McCord pursuant to which Dr. McCord would serve as a non-employee member on our Scientific Advisory Board (“SAB”). The SAB Agreement originally provided for a term through June 30, 2010 and this term was later extended through June 30, 2011 which was its termination date. The SAB Agreement generally provided for Dr. McCord to receive monthly compensation as described above under Dr. McCord’s employment agreement.

David W. Brown

We entered into an employment agreement, which was effective on April 1, 2011, with David W. Brown, pursuant to which Mr. Brown would serve as our President of LifeVantage Network. The employment agreement will terminate no later than June 30, 2014. This employment agreement superseded Mr. Brown’s prior employment agreement with us pursuant to which he served as our President and Chief Executive Officer. Mr. Brown continued to serve on our board of directors after the execution of this new employment agreement.

Base Salary. Under the April 2011 employment agreement, Mr. Brown receives an annual base salary of $300,000.

Bonus and Benefits. For fiscal year 2011, Mr. Brown was eligible for a potential bonus of $37,500 (which was equal to 50% of his fourth quarter salary) based on attainment of specified performance objectives For fiscal year 2012, Mr. Brown will be eligible for a performance based cash bonus of up to 50% of his base salary that is paid in fiscal 2012. Any earned bonus will be paid in the three months following the end of fiscal 2012 and Mr. Brown must remain employed with the Company through the date of any bonus payment in order to receive such payment. Mr. Brown is also eligible to participate in Company benefits programs.

Severance. If Mr. Brown’s employment is terminated without cause or if Mr. Brown resigns for good reason, Mr. Brown will be eligible to receive severance equal to Mr. Brown’s then annual base salary. The severance would be paid in monthly installments over the two years following the termination date. Mr. Brown must provide a release of all claims against the Company and its affiliates and remain in compliance with all restrictive covenants specified in the employment and separation agreements as a condition to receiving the severance. For purposes of Mr. Brown’s employment agreement, “Cause” and “Good Reason” have the same definitions as described above under Mr. Robinson’s employment agreement. The employment agreement also provides for a reduction in payments to the extent necessary to avoid the imposition of golden parachute excise taxes.

Prior to the April 2011 employment agreement, in January 2008 we had entered into an employment agreement with Mr. Brown pursuant to which he was hired as our President and Chief Executive Officer. On December 15, 2009, we entered into an amendment agreement to that employment agreement. Set forth below is a brief summary of this prior employment agreement.

Base Salary. From December 1, 2009 through March 31, 2011, Mr. Brown’s monthly salary was 1.5% of our total net sales for the prior month, subject to any minimum salary amount required by applicable state law. Under the original terms of his employment agreement, Mr. Brown’s monthly salary was to be $20,000 during those months. By no later than December 15, 2010, we and Mr. Brown were to agree on his compensation program for calendar year 2011; provided, however, Mr. Brown’s monthly base salary for calendar year 2011 will not be less than $20,000 per month, which was his monthly base salary prior to the amendment.

Stock Options. Upon hiring, we granted Mr. Brown options to purchase up to an aggregate of 1,800,000 shares of our common stock. Of such 1,800,000 shares: (i) 150,000 shares fully vested upon grant and have an exercise price of $0.23 per share; (ii) 450,000 shares vested from January 31, 2008 through December 31, 2008 and with an exercise price of $0.23 per share; and (iii) 300,000 shares with an exercise price of $0.30 per share were to vest if warrants to purchase our common stock were exercised on or before April 18, 2008. Of this latter 300,000 shares, 62,751 shares vested on April 18, 2008 and 237,249 shares terminated on April 18, 2008.

In addition, 450,000 shares of the original option grant were to vest in monthly installments of 37,500 shares from January 31, 2009 through December 31, 2009 and have an exercise price of $0.50 per share. The remaining 450,000 shares were to vest in monthly installments of 37,500 shares from January 31, 2010 through December 31, 2010 and have an exercise price of $0.75 per share. In connection with the December 2009 amendment agreement to this employment agreement, we agreed that all of the stock options would cease vesting until such time as we have generated positive cash flow from operations for a period of three consecutive months. Upon achievement of such milestone in April 2011, all of Mr. Brown’s option awards resumed vesting in accordance with their original vesting schedules and any portion of such awards which did not vest as a result of the tolled vesting became vested and exercisable.

Bonus. Mr. Brown was eligible to receive a discretionary an annual bonus of up to 75% of his annual base salary. See “Compensation Elements—Bonuses,” above for a discussion of factors taken into account in determining whether to award a bonus.

Severance. If Mr. Brown’s employment had been terminated for good reason or had been terminated without substantial cause (as such terms were defined in the employment agreement), Mr. Brown would have been eligible for severance in the amount of his annual base salary (at an assumed rate of $20,000 per month through December 31, 2010) plus the actual bonus (if any) paid to Mr. Brown for the previous year plus COBRA continuation payments for up to 18 months and acceleration of vesting for unvested stock based awards. The cash severance amounts would have been payable in equal installments over a period of 24 months after termination. Mr. Brown would have also been eligible to receive post employment payments and benefits if his employment had terminated due to his permanent disability. Severance benefits would have been conditioned on Mr. Brown providing the Company with a release of all claims and abiding by certain restrictive covenants.

Non-Competition. During the term of his employment and for a period of six months thereafter, Mr. Brown agreed not to, directly or indirectly, compete with our Company within the United States and all other countries in which we have, as of the effective date of the termination of Mr. Brown’s employment, a registered patent and/or any active business activity in: (i) the antioxidant segment of the nutraceutical industry; (ii) any other line of business in which our Company was engaged at any time during Mr. Brown’s employment with us; or (iii) any other line of business into which our Company, during Mr. Brown’s employment with us, formed an intention to enter into. The non-compete provisions of this agreement are not provided for under Mr. Brown’s current employment agreement described above. In addition, during this time, Mr. Brown agreed not to solicit our employees or interfere with our business relationships.

2010 Long-Term Incentive Plan

In 2010, we adopted the 2010 Long-Term Incentive Plan (“2010 LTIP”) and the 2010 LTIP was approved by our shareholders in November 2010. The 2010 LTIP replaced the 2007 Long-Term Incentive Plan (“2007 LTIP”) for all equity-based awards to the named executive officers and other employees. Unless terminated earlier, the 2010 LTIP will terminate on September 26, 2020. The Stock-Based Compensation section under Note 2 to the financial statements in this Form 10-K provides further information on the 2010 LTIP and 2007 LTIP.

The 2010 LTIP is administered by the compensation committee of our board of directors, which has the authority, among other things, to:

•	determine eligibility to receive awards;

•	determine the types and number of shares of stock subject to awards;

•	determine the price and terms of awards and the acceleration or waiver of any vesting;

•	determine performance goals or forfeiture restrictions and other terms and conditions; and

•	construe and interpret the terms of the plan, award agreements and other related documents.

Any of our employees, directors, non-employee directors and consultants, as determined by the compensation committee, may be selected to participate in the 2010 LTIP. We may award these individuals with one or more of the following types of awards and all awards will be evidenced by an executed agreement between us and the grantee:

•	stock options (which may incentive or nonstatutory stock options);

•	stock appreciation rights;

•	restricted stock awards;

•	stock units; or

•	cash awards.

Stock options may be granted under the 2010 LTIP, including incentive stock options, as defined under Section 422 of the Internal Revenue Code (“Code”), and nonstatutory stock options. A stock option gives the participant the right to buy a specified number of shares of our common stock for a fixed price during a fixed period of time. The exercise price of all stock options granted under the 2010 LTIP will be determined by the compensation committee except that all options must have an exercise price that is not less than 100% of the fair market value of the underlying shares on the date of grant. The compensation committee may not subsequently reduce the exercise price of an option without shareholder approval. Stock options may be exercised as determined by the compensation committee, but in no event after the tenth anniversary of the date of grant.

Subject to certain adjustments in the event of a change in capitalization or similar transaction, we can issue a maximum of 3,500,000 shares of our common stock under the 2010 LTIP. Similarly, subject to certain adjustments in the event of a change in capitalization or similar transaction, the maximum aggregate number of shares that may be issued in connection with any type of award, including incentive stock options, under the 2010 LTIP is 3,500,000 shares.

To the extent that an award is intended to qualify as performance-based compensation under Section 162(m) of the Code, then the maximum number of shares of common stock issuable in the form of each type of award under the 2010 LTIP to any one participant during a fiscal year shall not exceed 1,250,000 shares, in each case with such limit increased to 2,500,000 shares for grants occurring in a participant’s year of hire or the first year in which the employee’s compensation becomes subject to the Code section 162(m) deduction limitations. Additionally, no participant can receive a cash award in excess of $1 million in any fiscal year.

The 2010 LTIP provides, upon authorization from our board of directors, that our non-employee directors will have the ability to receive restricted stock grants or stock units under the 2010 LTIP in lieu of any annual cash retainer which is otherwise provided to them under our non-employee directors’ compensation program.

Under the 2010 LTIP, we may cause the cancellation of any award, request reimbursement of any award by a participant and effect any other right of recoupment of equity or other compensation provided under the 2010 LTIP in accordance with our policies and/or applicable law. In addition, a participant in the 2010 LTIP may be required to repay us certain previously paid compensation, whether provided under the 2010 LTIP or an award agreement under the 2010 LTIP, in accordance with any recoupment policy of the Company.

Our board of directors may terminate, amend or modify the 2010 LTIP at any time; however, stockholder approval will be obtained for any amendment to the extent necessary to comply with any applicable law, regulations or stock exchange rules.

Perquisites

Perquisites and other personal benefits are not factored into our executive compensation program. We prefer to compensate executive officers using a mix of current, short- and long-term compensation with an emphasis on performance and do not believe that providing an executive perquisite program is consistent with our overall compensation philosophy. We typically provide perquisites and other personal benefits to executive officers on an exception-only basis, and they are generally limited to executive relocation assistance and temporary commuting and living expenses.

Other Benefits

We maintain health, dental and vision insurance plans for the benefit of all eligible employees, including our executive officers. Basic coverage under each of these benefit plans is paid by the Company and any premium in excess of the basic coverage is paid by the employee or executive. These benefits are offered on the same basis to all employees including our executive officers.

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2011 and June 30, 2010 the compensation awarded to, earned by or paid to those persons who served as our Chief Executive Officer during fiscal year 2011 and the two other most highly compensated executive officers in fiscal year 2011 (collectively, the “named executive officers”):

	Summary Compensation Table for Fiscal Year 2011
Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	Non-equity incentive plan compensation	All other compensation ($)	Total ($)
Douglas C. Robinson, President and Chief Executive Officer (2)	2011	100,042	101,250	1,205,195	—	—	1,406,487
David W. Brown,	2011	439,436	—	—	37,500	—	476,936
President of LifeVantage Network; Former President and Chief Executive Officer (3)	2010	222,341	—	194,150	—	—	416,491
Joe M. McCord, Chief Science Officer (4)	2011	447,410	—	82,584	—	—	529,994
Kirby L. Zenger,	2011	216,014	—	—	106,485	—	322,499
Chief Operating Officer (5)	2010	215,000	—	109,159	—	—	324,159

1.	The amounts shown in this column represent the total grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all stock option awards granted to each named executive officer under the 2010 LTIP during fiscal year 2011. Assumptions used to calculate these amounts are included in Notes 2 and 7 to the Financial Statements included in the Company’s Annual Report on this Form 10-K for the year ended June 30, 2011. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that may be realized by the named executive officers.
2.

Mr. Robinson was hired as President and Chief Executive Officer on March 15, 2011. Prior to March 15, 2011, Mr. Robinson served as a non-employee director on the board of directors. On March 15, 2011, Mr. Robinson was granted a stock option with a ten year maximum term under the 2010 LTIP to purchase up to 1,610,000 shares of common stock at various prices from $0.75 to $1.75 per share. In his capacity as a non-employee director, on January 20, 2011, Mr. Robinson was granted a stock option with a ten year maximum term under the 2010 LTIP to purchase 120,000 shares of common stock at an exercise price of $0.80 per share and the grant date value of $82,584 for this option is also included in the Option Awards column. In connection with Mr. Robinson’s employment as President and Chief Executive Officer, Mr. Robinson agreed to forfeit 80,000 shares underlying this non-employee director service option award. See “Employment Agreements” above and footnotes (2) through (6) under “Outstanding Equity Awards at Fiscal Year-End” below, for more details on the terms of these options. The salary column includes $4,000 that Mr. Robinson received as meeting fees in connection with his services as a non-employee director in fiscal year 2011 before he commenced employment. The bonus column reflects the signing bonus amount of $101,250 that Mr. Robinson received under his employment agreement in connection with the commencement of his employment.
3.	Mr. Brown was hired as President and Chief Executive Officer on January 10, 2008. On March 15, 2011, Mr. Brown’s position changed to that of President of LifeVantage Network. The non-equity incentive plan compensation column reflects the bonus amount of $37,500 that Mr. Brown earned under the FY11 AIP in accordance with his April 2011 employment agreement. For fiscal year 2011, the FY11 AIP performance targets for the Company were to achieve $36 million of revenue and an EBITDA* percentage of 8.7% of revenue. The Company significantly exceeded these targets by generating $38.9 million of revenue and an EBITDA* percentage of 12.0% of revenue, respectively. As a result of such performance, the board of directors, consistent with the recommendation from the compensation committee, determined that Mr. Brown should be paid the full amount of his potential bonus. *The EBITDA used for the bonus calculation excluded certain adjustments.
4.	Dr. McCord was appointed as our Chief Science Officer effective June 20, 2011 and became a full-time employee of our company effective July 1, 2011. Prior to his appointment as our Chief Science Officer and becoming a full-time employee, Dr. McCord served as a non-employee director on the board of directors. The salary column includes $4,000 that Dr. McCord received as meeting fees in connection with his services a non-employee director in fiscal year 2011 before he became our Chief Science Officer and $323,410 in commissions paid to Dr. McCord under his Scientific Advisory Board Agreement as described above under the “Employment Agreements” section. In his capacity as a non-employee director, on January 20, 2011, Dr. McCord was granted a stock option with a ten year maximum term under the 2010 LTIP to purchase 120,000 shares of common stock at an exercise price of $0.80 per share and the grant date value of this option is included in the Option Awards column. See footnote (17) under “Outstanding Equity Awards at Fiscal Year-End” below, for more details on the terms of this option.
5.	Mr. Zenger joined the Company on February 2009 and was appointed Chief Operating Officer on June 9, 2009. The non-equity incentive plan compensation column reflects the bonus amount of $106,485 that Mr. Zenger earned under the FY11 AIP. For fiscal year 2011, the FY11 AIP performance targets for the Company were to achieve $36 million of revenue and an EBITDA* percentage of 8.7% of revenue. The Company significantly exceeded these targets by generating $38.9 million of revenue and an EBITDA* percentage of 12.0% of revenue, respectively. *The EBITDA used for the bonus calculation excluded certain adjustments. As a result of such performance, the board of directors, consistent with the recommendation from the compensation committee, determined that Mr. Zenger should be paid the full amount of his potential bonus which was equal to 50% of his base salary earned in fiscal year 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to the named executive officers and which were outstanding as of June 30, 2011:

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2011

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Douglas C. Robinson	120,000			0.36	01/25/20	(1)
	40,000			0.80	01/20/21	(2)
	110,000			0.75	03/14/21	(3)
	500,000			0.75	03/14/21	(4)
	500,000			1.20	03/14/21	(5)
	500,000			1.75	03/14/21	(6)
David W. Brown	600,000			0.23	01/10/18	(7)
	450,000			0.50	01/10/18	(8)
	450,000			0.75	01/10/18	(9)
	62,751			0.30	01/10/18	(10)
	300,000			0.70	03/27/19	(11)
Joe M. McCord	240,000			0.49	01/18/17	(12)
	120,000			0.21	11/13/17	(13)
	120,000			0.21	01/07/19	(14)
	120,000			0.25	11/30/19	(15)
	20,408			0.49	01/16/17	(16)
	72,000	48,000		0.80	01/20/21	(17)
Kirby L. Zenger	150,000			0.70	03/27/19	(18)
	100,000			0.54	07/31/19	(19)

(1)	This option was granted on January 25, 2010. The shares subject to this option vested in 12 equal monthly installments beginning on February 25, 2010.
(2)	This option was granted on January 20, 2011 and originally was for 120,000 shares and was scheduled to vest in ten (10) equal monthly installments beginning on the date of grant. In connection with Mr. Robinson’s employment as President and Chief Executive Officer in March 2011, Mr. Robinson agreed to forfeit 80,000 shares underlying this option.
(3)	This option was granted on March 15, 2011. The shares subject to this option were fully vested on grant.
(4)	This option was granted on March 15, 2011. The shares subject to this option will fully vest on June 30, 2012 assuming continuous employment with the Company.
(5)	This option was granted on March 15, 2011. The shares subject to this option will fully vest on June 30, 2013 assuming continuous employment with the Company.
(6)	This option was granted on March 15, 2011. The shares subject to this option will fully vest on June 30, 2014 assuming continuous employment with the Company.
(7)	This option was granted on January 10, 2008. The shares subject to this option vested as follows: 150,000 shares vested upon grant and 37,500 shares vested each month over a 12-month period. This option fully vested in December 2008.

(8)	This option was granted on January 10, 2008. The original terms of this option provided that the shares subject to this option would vest in equal installments over a 12-month period commencing in January 2009. In December 2009, at which time 412,500 shares subject to this option were vested, the terms of this option were amended to provide that the shares subject to this option that had not vested would not vest until such time as our Company met certain financial performance targets and at which time the shares subject to this option would vest. The financial performance targets were achieved during fiscal year 2011 and the remaining shares subject to this option vested at such time.
(9)	This option was granted on January 10, 2008. The original terms of this option provided that the shares subject to this option would vest in equal installments over a 12-month period commencing in January 2010. In December 2009, the terms of this option were amended to provide that the shares subject to this option would cease vesting until such time as our Company met certain financial performance targets and that at the time such targets were met, the shares subject to this option would vest in accordance with the original vesting schedule as if vesting had not ceased. The financial performance targets were during fiscal year 2011, at which time the portion of this option that did not vest as a result of the tolled vesting became vested and the option resumed vesting in equal monthly installments.
(10)	This option for 300,000 shares was granted on January 10, 2008. 62,751 shares subject to this option vested in April 2008 based on attainment of specified performance objectives.
(11)	This option was granted on March 27, 2009. The original terms of this option provided that all of the shares subject to this option would vest on the one-year anniversary of the date of grant. In December 2009, the terms of this option were amended to provide that the shares subject to this option would not vest on the one-year anniversary of the date of grant but instead all such shares would vest at such time as our Company met certain financial performance targets. The financial performance targets were achieved during fiscal year 2011 and the remaining shares subject to this option vested at such time.
(12)	This option was granted on January 18, 2007. The shares subject to this option vested as follows: One-sixth (1/6) of the shares vested on the date that is six (6) months following the date of grant and one-thirty-sixth (1/36) of the shares vested on each vesting date, with the first vesting date seven (7) months from the date of grant and a vesting date occurring monthly thereafter until the third anniversary of the date of grant.
(13)	This option was granted on November 13, 2007. The shares subject to this option vested in equal monthly installments of 10,000 shares per month on the last day of each calendar month beginning January 31, 2008 through December 31, 2008.
(14)	This option was granted on January 7, 2009. The shares subject to this option vested at a rate of 10,000 shares per month on the last day of each calendar month, beginning January 31, 2009 through December 31, 2009.
(15)	This option was granted on November 30, 2009. The shares subject to this option vested in full when the Company achieved positive net cash provided by operating activities for each of three consecutive calendar months during fiscal year 2011.
(16)	This option was granted on January 16, 2007. The shares subject to this option vested in equal one-twelfth (1/12) increments, beginning on January 31, 2007 and ending on December 31, 2007.
(17)	This option was granted on January 20, 2011. The shares subject to this option vest in ten (10) equal monthly installments beginning on the date of grant.
(18)	This option was granted on March 27, 2009 and all shares subject to this option vested on March 27, 2010.
(19)	This option was granted on July 31, 2009 and all shares subject to this option vested on July 31, 2010.

Director Compensation

We compensate non-employee directors with cash compensation of $1,000 per meeting and reimburse our non-employee directors for documented business and travel-related expenses directly related to our Company’s business. We also grant equity compensation to our non-employee directors to further align their interests with our shareholders. We do not provide any compensation to employee directors for their service on our board of directors. With respect to Mssrs. Robinson and McCord, director compensation that was paid to them in fiscal year 2011 before they became employees of the Company is reflected above in the Summary Compensation Table.

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended June 30, 2011:

	Director Compensation for Fiscal 2011
Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Dr. James D. Crapo(2)	4,000	82,584	86,854
Mr. Richard Doutre’ Jones (3)	2,000	82,584	84,854
Mr. Garry Mauro(4)	5,000	82,584	87,854
Mr. Mike Lu(5)	5,000	82,584	87,854
Ms. Kay Stout Manovich(6)	35,546	82,584	87,854

1.	On January 20, 2011, each non-employee director was granted a stock option to purchase 120,000 shares of our common stock with a per share exercise price of $0.80 which was equal to the closing share price of our stock on the grant date. The shares subject to this option vest in ten (10) equal monthly installments beginning on the date of grant. The options had a ten year maximum term and were granted pursuant to the 2010 LTIP. The amounts shown in this column represent the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all stock option awards granted to each non-employee director during fiscal year 2011. Assumptions used to calculate these amounts are included in Notes 2 and 7 to the Financial Statements included in the Company’s Annual Report on this Form 10-K for the year ended June 30, 2011. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that may be realized by the non-employee directors.
2.	Total number of shares subject to Mr. Crapo’s outstanding stock options at June 30, 2011: 600,000.
3.	Mr. Doutre’ Jones resigned from the board of directors effective February 7, 2011. Total number of shares subject to Mr. Jones’ outstanding stock options at June 30, 2011: 460,000.
4.	Total number of shares subject to Mr. Mauro’s outstanding stock options at June 30, 2011: 460,000.
5.	Total number of shares subject to Mr. Lu’s outstanding stock options at June 30, 2011: 240,000.
6.	The fees earned or paid in cash column include $30,546 paid to Ms. Stout Manovich pursuant to her consulting agreement with us as described under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”. Total number of shares subject to Ms. Stout Manovich’s outstanding stock options at June 30, 2011: 240,000.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2011 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) each person who is known to us to own beneficially more than five percent of our common stock. The shares disclosed in this table are based upon information supplied by officers, directors and principal shareholders and filings made by such parties with the SEC.

Except as otherwise noted, the address for each person listed below is c/o LifeVantage Corporation, 10813 S. River Front Parkway, Ste 500, South Jordon, UT 84095.

The percentages of beneficial ownership set forth below are based on 99,152,641 shares of our common stock issued and outstanding as of August 31, 2011.

Beneficial Owner (1)	Number of Shares		Percent of Class
Dr. James D. Crapo	1,450,375	(2)	1.45%
C. Mike Lu	4,806,935	(3)	4.76%
Kay Stout Manovich	573,537	(4)	*
Garry P. Mauro	748,000	(5)	*
Dr. Joe M. McCord	2,897,333	(6)	2.90%
Douglas C. Robinson	270,000	(7)	*
David W. Brown	2,062,751	(8)	2.04%
Kirby Zenger	250,000	(9)	*
All executive officers and directors as a group (9 persons)	13,558,931		12.75%

*	Less than one percent.
(1)	The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Except as otherwise indicated in these footnotes and subject to community property laws where applicable, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. In accordance with the beneficial ownership rules of the SEC, the table does not reflect an aggregate of 1,640,000 shares of common stock reserved for issuance upon the exercise of outstanding options not exercisable within 60 days held by certain of our directors and executive officers.
(2)	Consists of 125,000 shares owned by Dr. Crapo and his wife as tenants in common, 450,000 shares held in Dr. Crapo’s Individual Retirement Account and 174,875 shares owned directly by Dr. Crapo and 112,500 shares underlying warrants at an exercise price of $0.50 per share. Also includes shares which Dr. Crapo has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 120,000 shares at an exercise price of $0.49 per share, options to purchase 240,000 shares at an exercise price of $0.21,an option to purchase 120,000 shares at an exercise price of $0.25 per share and options to purchase 108,000 shares at an exercise price of $0.80 per share.

(3)	Consists of 3,047,500 shares owned by Mr. Lu, 1,307,000 shares underlying warrants at an exercise price of $0.50 per share, 224,435 shares underlying warrants at an exercise price of $0.20 per share and also includes shares Mr. Lu has the right to acquire or will have the right to acquire within 60 days of August 31, 2011, pursuant to an option to purchase 120,000 shares at an exercise price of $0.36 per share, and options to purchase 108,000 shares at an exercise price of $0.80 per share.
(4)	Consists of 345,537 shares beneficially owned by Ms. Stout-Manovich and also includes shares which Ms. Stout-Manovich has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 120,000 shares at an exercise price of $0.36 per share and options to purchase 108,000 shares at an exercise price of $0.80 per share.
(5)

Consists of 150,000 shares owned by Mr. Mauro, 150,000 shares underlying warrants at an exercise price of $0.50 per share and also includes shares Mr. Mauro has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 100,000 shares at an exercise price of $0.30 per share and an option to purchase 120,000 shares at an exercise price of $0.21 per share, an option to purchase 120,000 shares at an exercise price of $0.25 per share and options to purchase 108,000 shares at an exercise price of $0.80 per share.
(6)	Consists of 1,981,425 shares of common stock owned by Dr. McCord, 187,500 shares underlying warrants at an exercise price of $0.50 per share and also includes shares Dr. McCord has the right to acquire or will have the right to acquire within 60 days of August 31, 2010 pursuant to an option to purchase 240,000 shares at an exercise price of $0.49 per share, options to purchase 240,000 shares at an exercise price of $0.21 per share, an option to purchase 120,000 shares at an exercise price of $0.25 per share, an option to purchase 20,408 shares at an exercise price of $0.49 per share and options to purchase 108,000 shares at an exercise price of $0.80 per share.
(7)	Consists of shares Mr. Robinson has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 120,000 shares at an exercise price of $0.36 per share, an option to purchase 40,000 shares at an exercise price of $0.80 per share and an option to purchase 110,000 shares at an exercise price of $0.75 per share.
(8)	Includes 100,000 shares owned by Mr. Brown, 100,000 shares underlying warrants at an exercise price of $0.50 per share and also includes shares Mr. Brown has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 62,751 shares at an exercise price of $0.30 per share, an option to purchase 600,000 shares at an exercise price of $0.23 per share, an option to purchase 450,000 shares at an exercise price of $0.50 per share, an option to purchase 450,000 shares at an exercise price of $0.75 per share and an option to purchase 300,000 shares at an exercise price of $0.70 per share.
(9)	Consists of shares Mr. Zenger has the right to acquire or will have the right to acquire within 60 days of August 31, 2011 pursuant to an option to purchase 150,000 shares at an exercise price of $0.70 per share and an option to purchase 100,000 shares at an exercise price of $0.54 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,498,160	$0.64	1,207,269

Our board of directors approved an increase to the shares reserved for issuance under the Company’s 2007 Long-Term Incentive Plan (“2007 Plan”) from 6,000,000 shares to 10,000,000 shares and this increase was approved by the Company’s shareholders at the 2009 Annual Meeting. As of June 2010 we had issued 1,160,000 shares of restricted stock to distributors under our 2007 Plan. The Company adopted and the shareholders approved the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”) at the 2010 Annual Meeting. A maximum of 3,500,000 shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards.

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related-Party Transactions Policies and Procedures

Related-party transactions have the potential to create actual or perceived conflicts of interest between our company and our directors and executive officers or their immediate family members. Under its charter, our audit committee is charged with the responsibility of reviewing and approving all related-party transactions. To assist in identifying such transactions for our fiscal year ended June 30, 2011, we distributed questionnaires to each of our directors and officers.

Although we do not have a formal policy with regard to related-party transactions, our audit committee may consider the following factors when deciding whether to approve a related-party transaction: the nature of the related party’s interest in the transaction; the material terms of the transaction, including, without limitation, the amount and type of the transaction; the importance of the transaction to the related party; whether the transaction would impair the judgment of a director or executive officer to act in our best interests; and any other matters deemed appropriate by our audit committee.

Certain Related-Party Transactions

In January 2008, we entered into a consulting agreement with one of our current directors, Dr. McCord, to assist with our research and development efforts, make scientific presentations and be available for interviews related to our company and our products. We paid Dr. McCord a monthly retainer of $5,000 from January 2008 through February 2009. Effective as of January 2009, we entered into a scientific advisory board agreement with Dr. McCord, which was originally effective through June 30, 2010 but which was later extended through June 30, 2011. Pursuant to this agreement we agreed to pay Dr. McCord a $10,000 monthly retainer for his services as a member of our company’s scientific advisory board, as well as for various research and development services related to our products. In addition, beginning June 2009 through June 30, 2011, Dr. McCord received a $0.50 commission per bottle of Protandim® that we sold. Under this agreement, during our fiscal year ended June 30, 2010, Dr. McCord earned, including the $10,000 monthly retainer, a total of $224,192, $150,778 of which was paid during fiscal year 2010 and as of June 30, 2010 the remaining $73,414 of which was owed. During the year ended June 30, 2011 Dr. McCord earned $443,410 under this agreement. We paid Dr. McCord $388,935 during the fiscal year ended June 30, 2011 and as of June 30, 2011 owed the remaining $54,475. Dr. McCord was appointed Chief Science Officer effective June 20, 2011.

During the year ended June 30, 2011 Mr. Mike Lu converted a debenture with a face value of $499,500 into 2,497,500 shares of our common stock. The debenture was issued as a conversion from a bridge loan as follows: during the year ended June 30, 2010 Mr. Lu made a bridge loan to the Company for $500,000 at 3% per month interest. Subsequent to making the loan Mr. Lu became a member of our board of directors and the principal was converted to convertible debt as part of and under the same terms as our issuance of convertible debentures in a financing transaction that closed in February 2010. The accrued interest was repaid in cash at that time.

During the fiscal year ended June 30, 2010 Mr. Garry Mauro and Mr. Jack Thompson each made a bridge loan to the Company for $100,000 plus 10% interest per annum. The loan was were repaid in February 2010.

DIRECTOR INDEPENDENCE

Even though we are not a listed issuer and our shares are not traded on an exchange, in order to determine whether the members of our board of directors are independent, SEC rules require that we use the definition of “independence” of a national securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market) or national securities association when making this determination. In determining the independence of the members of our board of directors, our board of directors elected to use the definition of independence contained in Nasdaq Stock Market (“Nasdaq”) listing requirements. As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consulted with the Company’s legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our company’s independent auditors, our board of directors affirmatively has determined that Dr. Crapo, Mr. Mauro, Mr. Lu and Ms. Stout Manovich are independent directors within the meaning of the applicable Nasdaq listing standards. In determining the independence of Ms. Stout Manovich, our board of directors took into consideration a consulting services arrangement between Ms. Stout Manovich and the Company pursuant to which we paid Ms. Stout Manovich $30.546 in fiscal year ended June 30, 2011. After considering the foregoing relationship and arrangements with Ms. Stout Manovich, our board of directors determined that such relationship would not interfere with her ability to exercise independent judgment in carrying out the responsibilities of a director.

Mr. Doutre Jones’ who served as a member of our board of directors until February 7, 2011, was also determined to be an independent director within the meaning of the applicable Nasdaq listing standards.

Mr. Robinson, our President and Chief Executive Officer, Mr. Brown, our President of LifeVantage Network, and Dr. McCord, our Chief Science Officer, are not independent directors.

ITEM 14 — PRINCIPAL ACCOUNTING FES AND SERVICES.

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ehrhardt Keefe Steiner & Hottman PC during the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended
	2011	2010
Audit Fees	$60,000	$65,000
Audit-Related Fees (1)	$36,000	$43,000
Tax Fees (2)	$30,000	$9,700
All Other Fees (3)	$4,756	$9,059

Total Fees	$130,756	$126,759

(1)	Audit-Related fees for the fiscal years ended June 30, 2011 and 2010 related to assurance and other services related to performance of the audit and review of interim reports.
(2)	Tax Fees are for tax compliance, advice and planning.
(3)	All Other Fees are related to our convertible debt offering, Sarbanes-Oxley Section 404(b) compliance and other professional services.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policies require pre-approval of all auditing and such non-auditing services as our independent registered public accounting firm is permitted to provide, subject to de minimus exceptions for services other than audit, review, or attest services that are approved by the audit committee prior to completion of the audit. All of the items identified under “Audit-Related Fees”, “Tax Fees” and “All Other Fees” above were approved by the audit committee. Alternatively, the engagement of our independent registered public accounting firm may be entered into pursuant to pre-approved policies and procedures that our audit committee may establish, so long as these policies and procedures are detailed as to particular services and the audit committee is informed of each service. In making these determinations, the audit committee will consider whether the services provided are compatible with maintaining the independence of the independent registered public accounting firm. We are prohibited by applicable law from obtaining certain non-audit services from our independent registered public accounting firm and, in that event, we would obtain these non-audit services from other providers.

Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of our independent registered public accounting firm and determined that it is consistent with such independence.

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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Douglas C. Robinson
Douglas C. Robinson
Its:	Chief Executive Officer
Date:	September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Douglas C. Robinson Douglas C. Robinson	September 28, 2011	Chief Executive Officer; Director (Principal Executive Officer)

/s/ Carrie E. McQueen Carrie E. McQueen	September 28, 2011	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Garry Mauro Garry Mauro	September 28, 2011	Chairman of the Board

/s/ James D. Crapo James D. Crapo	September 28, 2011	Chairman of the Audit Committee

/s/ Joe M. McCord Joe M. McCord	September 28, 2011	Director

/s/ David W. Brown David W. Brown	September 28, 2011	Director

/s/ C. Mike Lu C. Mike Lu	September 28, 2011	Director

/s/ Kay Stout Manovich Kay Stout Manovich	September 28, 2011	Director

Exhibit No.	Document Description	Incorporated by Reference to:

3.1	Amended and Restated Articles of Incorporation.	Filed herewith.

3.2	Amended and Restated Bylaws.	Filed herewith

4.1	Form of Warrant.	Exhibit to Registration Statement on Form SB-2 filed on December 17, 2007.

4.2	Form of Convertible Debenture.	Exhibit to Registration Statement on Form SB-2 (filed on December 17, 2007.

4.3	Form of 2009 Private Placement Warrant.	Exhibit to Form 10-K/A for fiscal year ended June 30, 2009 filed on October 28, 2009.

4.4	Form of 2009 Unit Subscription Agreement.	Exhibit to Form 10-K/A for fiscal year ended June 30, 2009 filed October 28, 2009.

4.5	Form of Debenture issued in connection with November 2009 Financing.	Form 8-K filed on November 18, 2009.

4.6	Form of Warrant issued in connection with November 2009 Financing.	Form 8-K filed on November 18, 2009.

4.7	Amendment to Debentures and Warrants, dated as of December 11, 2009.	Form 8-K filed on February 16, 2010.

4.8	Form of Restated Debenture issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009.	Form 8-K filed on February 16, 2010.

4.9	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009.	Exhibit to Form 8-K filed on February 16, 2010.

4.10	Form of 8% Convertible Debentures issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010.	Exhibit to LifeVantage Corporation’s Form 8-K, filed on May 14, 2010.

4.11	Form of Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010.	Exhibit to Form 8-K, filed on May 14, 2010.

10.1	Form of Unit Warrant Certificate.	Exhibit to Registration Statement on Form SB-2, filed on June 30, 2005.

10.2	Form of Bridge Warrant Certificate.	Exhibit to Registration Statement on Form SB-2, filed on June 30, 2005.

10.3	Form of Placement Agent Warrant Certificate.	Exhibit to Registration Statement on Form SB-2, filed on June 30, 2005.

10.4	Form of Placement Agent Warrant Certificate.	Exhibit to Registration Statement on Form SB-2/A, filed on February 6, 2006.

10.5#	LifeVantage Corporation 2007 Long-Term Incentive Plan.	Appendix B filed with the LifeVantage Proxy on Form 14-A filed on October 20, 2006.

Exhibit No.	Document Description	Incorporated by Reference to:

10.6	Lease dated July 1, 2008 between Bernardo Regency, L.L.C. and LifeVantage Corporation.	Exhibit to Form 10-KSB for fiscal year ended June 30, 2008, filed on September 23, 2008.

10.7	Sublease dated March 1, 2009 between Broadweave Networks Inc. and LifeVantage Corporation.	Exhibit to Form 10-K/A for fiscal year ended June 30, 2009, filed October 28, 2009.

10.8	Agreement between Cornerstone Research and Development and LifeVantage Corporation.	Exhibit to Form 10-K/A for fiscal year ended June 30, 2009, filed October 28, 2009.

10.10	Letter Agreement dated June 1, 2007 between Aspenwood Capital and LifeVantage Corporation.	Exhibit to Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007.

10.11	Letter Agreement dated September 28, 2007 between Bolder Venture Partners and LifeVantage Corporation.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-148119), filed December 17, 2007, and incorporated herein by reference.

10.12	Purchase Agreement between General Nutrition Distribution, LP and LifeVantage Corporation, dated June 21, 2006.	Filed as an exhibit to LifeVantage Corporation’s Registration Statement on Form SB-2 (File No. 333-126288), filed on June 30, 2005, and incorporated herein by reference.

10.13#	Employment Agreement, dated January 10, 2008, between LifeVantage Corporation and David W. Brown.	Exhibit to Form 8-K filed on January 16, 2008.

10.14#	LifeVantage Compensation Plan.	Exhibit to Form 10-K for fiscal year ended June 30, 2010, filed on September 15, 2010.

10.15#	Scientific Advisory Board Agreement effective as of October 1, 2009 by and between the LifeVantage Corporation and Joe McCord, Ph.D.	Exhibit to Form 8-K filed on February 16, 2010.

10.16	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing.	Exhibit to Form 8-K (filed on November 18, 2009.

10.17	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009.	Exhibit to Form 8-K filed on February 16, 2010.

10.18#	First Amendment to Chief Executive Officer Employment Agreement dated December 15, 2009 between the LifeVantage Corporation and David W. Brown.	Exhibit to Form 8-K filed on February 16, 2010.

10.19	Settlement Agreement dated December 18, 2009 by and between Zrii, LLC and William F. Farley, on the one hand, and the LifeVantage Corporation, Wellness Acquisition Group, and the other parties thereto, on the other hand.	Exhibit to Form 8-K filed on February 16, 2010.

Exhibit No.	Document Description	Incorporated by Reference to:

10.20	Amendment to and Acknowledgement of Cancellation of Promissory Note Agreement dated February 4, 2010 by and between the LifeVantage Corporation and C. Mike Lu.	Exhibit to Form 8-K filed on February 16, 2010.

10.21	Securities Purchase Agreement dated December 31, 2009, among the LifeVantage Corporation and the purchaser parties thereto.	Exhibit to Form 8-K filed on May 14, 2010.

10.22	Securities Purchase Agreement dated January 20, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Exhibit to Form 8-K filed on May 14, 2010.

10.23	Securities Purchase Agreement dated February 4, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Exhibit to Form 8-K filed on May 14, 2010.

10.24	Securities Purchase Agreement dated February 26, 2010, among the LifeVantage Corporation and the purchaser parties thereto.	Exhibit to Form 8-K filed on May 14, 2010.

10.25#	Annual Incentive Plan effective as of July 1, 2010	Exhibit to Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010.

10.26#	Employment Agreement between LifeVantage Corporation and Douglas C. Robinson, dated March 11, 2011 and effective as of March 15, 2011	Exhibit to Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011.

10.27#	LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 filed on June 23, 2011.

10.28#	Form of Nonstatutory Stock Option Agreement for the 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 filed on June 23, 2011.

10.29#	Form of Incentive Stock Option Agreement for the 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 filed on June 23, 2011.

10.30#	Amendment of Scientific Advisory Board Agreement dated July 21, 2011.	Filed herewith.

10.31#	Employment agreement with Dr. Joe McCord dated April 1, 2011 as amended.	Filed herewith.

10.32#	Amendment to Employment Agreement with Dr. Joe McCord dated July 1, 2011.	Filed herewith.

10.33#	Forms of incentive stock option and nonqualifying stock option agreements with Mr. Douglas Robinson dated March 15, 2011.	Filed herewith.

21.1	List of Subsidiaries.	Exhibit to Form 10-KSB for fiscal year ended June 30, 2005, filed on October 13, 2005.

Exhibit No.	Document Description	Incorporated by Reference to:

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

#	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeVantage Corporation

South Jordan, Utah

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Ehrhardt Keefe Steiner & Hottman PC

September 28, 2011

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of,
	June 30, 2011	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$6,370,974	$1,637,676
Marketable securities, available for sale	350,000	340,000
Accounts receivable, net	941,802	401,597
Inventory	2,124,663	493,858
Prepaid expenses and deposits	487,812	153,864

Total current assets	10,275,251	3,026,995
Long-term assets
Marketable securities, available for sale	—	85,000
Property and equipment, net	227,811	196,353
Intangible assets, net	1,963,277	2,045,471
Deferred debt offering costs, net	—	844,792
Deposits	32,173	28,613

TOTAL ASSETS	$12,498,512	$6,227,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$799,210	$770,941
Commissions payable	1,999,969	591,035
Reserve for sales returns	435,135	343,937
Other accrued expenses	2,242,222	809,507
Customer deposits	33,893	34,797
Revolving line of credit and accrued interest	433,984	433,985
Short-term derivative liabilities	7,435,883	1,444,331
Short-term convertible debt, net of discount	—	702,361

Total current liabilities	13,380,296	5,130,894
Long-term liabilities
Deferred rent	21,017	27,191
Derivative liabilities	19,905,401	17,123,119
Convertible debt, net of discount	—	121,014

Total liabilities	33,306,714	22,402,218

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000,000 shares authorized and 98,794,499 and 61,494,849 issued and outstanding as of June 30, 2011 and 2010, respectively	98,795	61,495
Additional paid-in capital	67,606,293	21,457,145
Accumulated deficit	(88,453,607)	(37,661,857)
Accumulated other comprehensive loss	(59,683)	(31,777)

Total stockholders’ deficit	(20,808,202)	(16,174,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,498,512	$6,227,224

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended,
	June 30, 2011	June 30, 2010
Sales, net	$38,919,223	$11,478,460
Cost of sales	5,917,394	1,905,992

Gross profit	33,001,829	9,572,468
Operating expenses:
Sales and marketing	21,060,213	8,481,496
General and administrative	7,516,106	7,765,331
Research and development	508,603	392,691
Depreciation and amortization	214,703	254,902

Total operating expenses	29,299,625	16,894,420

Operating income (loss)	3,702,204	(7,321,952)
Other income and (expense):
Interest expense, net	(5,947,683)	(6,828,049)
Change in fair value of derivative liabilities	(48,454,271)	3,101,673

Total other income (expense)	(54,401,954)	(3,726,376)

Net loss before income taxes	(50,699,750)	(11,048,328)
Income tax expense	(92,000)	—

Net loss	$(50,791,750)	$(11,048,328)

Net loss per share, basic and diluted	$(0.69)	$(0.19)

Weighted average shares outstanding, basic and diluted	73,173,498	57,373,483

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

For the years ended June 30, 2011 and 2010

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances, June 30, 2009	53,968,628	$53,969	$16,964,927	$(23,872,990)	$—	$(6,854,094)
Cumulative effect of change in accounting principle	—	—	(448,619)	(2,740,539)	—	(3,189,158)
Shares issued for services	1,284,500	1,285	343,556	—	—	344,841
Options/Warrants issued for services	—	—	2,315,074	—	—	2,315,074
Exercise of options and warrants	809,453	809	11,168	—	—	11,977
Conversion of debt to equity	2,848,600	2,848	1,369,335	—	—	1,372,183
Shares and warrants issued pursuant to private placement	2,583,668	2,584	901,704	—	—	904,288
Currency translation adjustment	—	—	—	—	(31,777)	(31,777)
Net loss	—	—	—	(11,048,328)	—	(11,048,328)

Other comprehensive loss						(11,080,105)

Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)

Exercise of options and warrants	9,448,251	9,448	13,091,039	—	—	13,100,487
Conversion of debt to equity	27,851,399	27,852	32,291,624	—	—	32,319,476
Options/Warrants issued for services	—	—	766,485	—	—	766,485
Currency translation adjustment	—	—	—	—	(27,906)	(27,906)
Net loss	—	—	—	(50,791,750)	—	(50,791,750)

Other comprehensive loss						(50,819,656)

Balances, June 30, 2011	98,794,499	$98,795	$67,606,293	$(88,453,607)	$(59,683)	$(20,808,202)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(50,791,750)	$(11,048,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	214,703	254,902
Stock based compensation to employees	670,073	1,131,657
Stock based compensation to non-employees	96,412	1,528,258
Non-cash interest expense from convertible debentures	4,746,905	6,190,180
Non-cash interest expense from amortization of deferred offering costs	844,792	376,891
Change in fair value of derivative liabilities	48,454,271	(3,101,673)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(540,205)	246,519
(Increase)/decrease in inventory	(1,630,805)	246,156
(Increase) in prepaid expenses and deposits	(333,948)	(64,644)
(Increase)/decrease in deposits	(3,561)	38,182
Increase/(decrease) in accounts payable	28,269	(1,258,349)
(Decrease)/increase in customer deposits	(904)	34,797
Increase in accrued expenses	2,932,847	925,969
(Decrease) in deferred rent	(6,174)	—

Net Cash Provided (Used) by Operating Activities	4,680,925	(4,499,483)

Cash Flows Provided by Investing Activities:
Redemption of marketable securities	75,000	225,000
Purchase of equipment	(122,303)	(6,075)
Purchase of intangible assets	(41,664)	(40,629)

Net Cash (Used) Provided by Investing Activities	(88,967)	178,296

Cash Flows from Financing Activities:
Net payments on revolving line of credit and accrued interest	—	(148,367)
Principal payments under capital lease obligation	—	(41,490)
Issuance of common stock	169,246	916,265
Receivable from equity raise	—	119,750
Private placement fees	—	(464,313)
Proceeds from issuance of private placement of convertible debentures & warrants	—	5,000,000

Net Cash Provided by Financing Activities	169,246	5,381,845

Foreign Currency Effect on cash	(27,906)	(31,777)
Increase in cash and cash equivalents	4,733,298	1,028,881
Cash and Cash Equivalents — beginning of period	1,637,676	608,795

Cash and Cash Equivalents — end of period	6,370,974	1,637,676

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of debt to common stock	$5,570,280	$914,720
Conversion of derivative to common stock	$26,749,195	$457,463
Exercise of warrant liabilities	$12,931,242	—
Warrants issued for private placement fees	—	$674,347

Cash paid for interest expense	$384,893	$165,943
Cash paid for income taxes	$56,000	$—

For the year ended June 30, 2011 the Company issued 8,833,845 shares of common stock for a total exercise price of $6,394,700 through non-cash exercises of 12,929,979 warrants. For the year ended June 30, 2010 the Company issued 694,811 shares of common stock for a total exercise price of $286,700 through non-cash exercises of 1,099,286 warrants.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation:

LifeVantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to LifeVantage Corporation in November 2006. The Company is in the business of marketing and selling its proprietary products, primarily Protandim®, to individuals throughout the United States and in Japan, Canada and Mexico. LifeVantage is a Colorado corporation with offices in South Jordan, Utah and San Diego, California.

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

Use of Estimates

We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for inventory obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, derivative liabilities and loss contingencies.

Fair Value of Financial Instruments

Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2011 and 2010. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities.

(2)	Level 2 inputs are inputs which include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instrument.

(3)	Level 3 inputs are unobservable inputs and are significant to the fair value measurement.

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

The summary of fair values of financial instruments as of June 30, 2011 and 2010 are as follows:

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Marketable Securities	$350,000	$350,000	2	Market Price
Derivative warrant liabilities	$27,341,284	$27,341,284	3	Black-Scholes
Embedded conversion liability	$—	$—	3	Lattice model

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Marketable Securities	$425,000	$425,000	2	Market Price
Derivative warrant liabilities	$10,573,084	$10,573,084	3	Black-Scholes
Embedded conversion liability	$7,994,366	$7,994,366	3	Lattice model

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Beginning balance: Derivative liabilities	$18,567,450	$8,429,710
Total losses (gains)	48,454,271	(3,101,673)
Adoption of change in accounting principle	—	3,267,253
Purchases, sales, issuances and settlements, net	(39,680,437)	9,972,160

Ending balance: Derivative liabilities	$27,341,284	$18,567,450

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

These marketable securities which historically had been liquid have been adversely affected by the broader national liquidity crisis. The Company entered into an agreement with its investment advisor, Stifel Nicolaus, to repurchase 100% of the ARPS at par on or prior to June 30, 2012. The balance of outstanding ARPS are to be repurchased by June 30, 2012, as such, all amounts are classified as current.

The Company has entered into a line of credit with Stifel Nicolaus to borrow up to 80% of the par value of the Company’s marketable securities, collateralized solely by the ARPS.

Since the balance of the ARPS are to be repurchased by June 30, 2012 management has classified the balance of $350,000 of the Company’s marketable securities as short term.

As of June 30, 2011, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. The Company has not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

Accounts Receivable

The Company’s accounts receivable for the years ended June 30, 2011 and 2010 consist primarily of credit card receivables including a percentage holdback by the credit card processor. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of June 30, 2011 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2011 and 2010.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of June 30, 2011 and June 30, 2010, inventory consisted of:

	June 30,
	2011	2010
Finished goods	$736,103	$326,095
Raw materials	1,388,560	167,763

Total inventory	$2,124,663	$493,858

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to five years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

	June 30,
	2011	2010
Equipment	$471,962	$360,699
Software	96,503	85,463
Accumulated depreciation	(340,654)	(249,809)

Property and equipment, net	$227,811	$196,353

Depreciation expense totaled $90,845 and $84,463 for the years ended June 30, 2011 and 2010, respectively.

Intangible Assets

As of June 30, 2011 and June 30, 2010, intangible assets consisted of:

	June 30,
	2011	2010
Patent costs	$2,290,558	$2,278,953
Trademark costs	180,120	150,061
Accumulated amortization	(507,401)	(383,543)

Intangible assets, net	$1,963,277	$2,045,471

Amortization expense totaled $123,858 and $170,439 for the years ended June 30, 2011 and 2010, respectively.

The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of June 30, 2011, four U.S. patents have been granted, which are being amortized upon the date of the grant and continuing over their remaining legal lives.

Impairment of Long-Lived Assets

Pursuant to guidance established for impairment or disposal of assets the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the year ended June 30, 2011 management has concluded that there are no indications of impairment.

Concentration of Credit Risk

Accounting guidance for financial instruments, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2011, the Company had $4,222,102 in cash accounts at one financial institution, $1,916,848 in foreign banks for our Mexico and Japan subsidiaries and $232,024 in an investment management account at another financial institution. As of June 30, 2011 and 2010 and periodically throughout the year the Company’s cash balances exceeded federally insured limits.

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

Our derivative liabilities are significant to our financial statements for the year ended June 30, 2011. The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.51 on June 30, 2010 to $0.50 on September 30, 2010 and then to $0.39 on December 31, 2010. The closing price of our common stock then increased to $0.71 on March 31, 2011 and increased further to $1.50 at June 30, 2011.

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

As of June 30, 2011 all convertible debt has been converted to shares of the Company’s common stock.

Revenue Recognition

We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2011 and June 30, 2010, the Company’s reserve balance for returns and allowances was $435,135 and $343,937, respectively.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.

Research and Development Costs

The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2011 and 2010 were $508,603 and $392,691, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 2011 and 2010 were $5,138 and $21,982, respectively.

Stock-Based Compensation

The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by accounting guidance on stock compensation.

The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “Plan”), effective November 21, 2006, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board (“SAB”) members and independent distributors at prices between $0.21 and $1.28 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the Plan upon expiration of the award. As of June 30, 2011 there were awards outstanding, net of awards expired, for the purchase in aggregate of 8,086,160 shares of the Company’s common stock. As of June 30, 2011 there were 119,269 shares available for issuance under the Plan.

The Company adopted and the shareholders approved the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”), effective November 19, 2010, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 3,500,000 shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees at prices between $0.63 and $1.75, vesting over one-to three year periods. As of June 30, 2011 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2,412,000 shares of the Company’s common stock. As of June 30, 2011 there were 1,088,000 shares available for issuance under the 2010 Plan.

In certain circumstances, the Company issued common stock for invoiced services, to pay contractors and vendors and in other similar situations. In accordance with accounting guidance on stock compensation, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction.

Compensation expense was calculated using the fair value method during the fiscal years ended June 30, 2011 and 2010 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the years ended June 30, 2011 and 2010:

1.	risk-free interest rate of between 1.33 and 2.64 percent in fiscal 2011 and between 2.01 and 3.52 percent in fiscal 2010;

2.	dividend yield of -0- percent in fiscal 2011 and 2010;

3.	expected life of 3.0 to 6.65 years in fiscal 2011 and 2010;

4.	a volatility factor of the expected market price of the Company’s common stock of between 125 and 129 percent in fiscal 2011 and between 130 and 337 percent in fiscal 2010.

The Company follows Staff Accounting Bulletin (“SAB”) 107 guidance to estimate the expected life of the options. The guidance provides a simplified method for estimating the expected life of the options. The Company uses this method because it believes that it provides a better estimate than the Company’s historical data as post vesting exercises have been limited.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company maintains a full valuation allowance for deferred tax assets as it has not been determined that it is more likely than not that the assets will be utilized. The Company continues to evaluate the realizability of the tax assets in future periods and may release all or a portion of the valuation allowance once it is determined that it is more likely than not that the deferred tax assets will be realized based upon sustained operating profits.

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

Loss Per Share

Basic loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 36 million and 75 million common shares issuable as of June 30, 2011 and 2010, respectively, pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations when their effect is antidilutive. Because of the net loss for years ended June 30, 2011 and 2010, the basic and diluted average outstanding shares are the same, as including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.

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

	Years ended June 30,
	2011	2010
Revenues from unaffiliated customers
U.S. operations	$35,847,670	10,886,008
Japan operations	2,830,797	436,637
Mexico operations	240,756	155,815

Total revenues	$38,919,223	11,478,460

Comprehensive Income

Comprehensive income is defined as all changes in equity from “non-owner” sources. The components of comprehensive income include the total of net income and currency translation adjustments. The change in other comprehensive income for the year ended June 30, 2011 was $59,683 from the change in currency translation adjustments.

New Accounting Pronouncements

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements. This guidance becomes effective for the Company’s fiscal 2013 first quarter. This guidance will result only in changes in the presentation of its financial statements and will not have an impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements. This guidance becomes effective for the Company’s fiscal 2012 third quarter. This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities. The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for the Company’s fiscal 2012 first quarter. This guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

Note 3 — Convertible Debentures

2007

On September 26, 2007 and October 31, 2007, the Company issued convertible debentures in a private placement offering that had an interest rate of 8 percent per annum and had a term of three years. The convertible debentures were convertible into common stock at $0.20 per share during their term and at maturity, at our option, were repayable in full or convertible into common stock at the lower of $0.20 per share or the average trading price for the 10 days immediately prior to the maturity dates on September 26, 2010 and October 31, 2010. The Company also issued warrants to purchase shares of our common stock at $0.30 per share in the private placement offering. The Company allocated the proceeds received in the private placement to the convertible debentures and warrants to purchase common stock based on their relative estimated fair values. The discount from the face amount of the convertible debentures represented by the value initially assigned to any associated warrants and derivative liabilities was amortized over the period to the due date of each convertible debenture, using the effective interest method. The Company redeemed all warrants issued in the offering in fiscal 2009.

Details of the issuances are in the table below:

Date Issued	Face Value Issued	Debt Discount	Face Value Converted	Discount Converted	Discount Amortized at March 31, 2011	Net Value at June 30, 2011
September 26, 2007	$1,075,000	$(937,510)	$(1,075,000)	$242,173	$695,337	$—
October 31, 2007	415,000	(378,235)	(415,000)	139,624	238,611	—

Totals	$1,490,000	$(1,315,745)	$(1,490,000)	$381,797	$933,948	$—

As of December 31, 2010 all the convertible debentures issued in September and October of 2007 were converted.

The Company determined that the conversion option in the convertible debentures did not satisfy the definition of being indexed to the Company’s own stock, as an anti-dilution provision in the convertible debentures would have reduced the conversion price dollar for dollar if the Company were to have issued common stock with a price lower than the conversion price of the convertible debentures. Based on authoritative guidance effective on July 1, 2009 the embedded conversion option in the convertible debentures was a liability as of July 1, 2009. The Company bifurcated the embedded conversion option from the host contract and accounted for this feature as a separate derivative liability. As of December 31, 2010 the embedded conversion option had a zero value because all debentures have been converted.

Effective interest associated with the convertible debentures totaled $240,684 and $717,370 for the fiscal years ended June 30, 2011 and 2010, respectively. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid totaled $18,046 and $86,437 for the fiscal years ended June 30, 2011 and 2010, respectively. A total of $256,568 was paid for commissions and expenses incurred in the 2007 private placement offering which was amortized into interest expenses over the term of the convertible debentures on a straight-line basis. As of June 30, 2011 the Company has recorded accumulated amortization of 2007 deferred offering costs of $231,552.

2009 and 2010

Between November 2009 and February 2010, the Company issued convertible debentures with an aggregate principal amount of $4,995,000 that bear interest at 8 percent per annum and have a term of two years. The Company received aggregate net cash proceeds of $4,035,687, after deducting placement fees of $464,313 and taking into account the conversion of an outstanding note payable as described below. The convertible debentures are convertible into common stock at $0.20 per share during their term. Subject to meeting certain equity conditions, the Company has the option to redeem the outstanding principal plus accrued interest for cash at any time during the term of the debentures. If the Company offers to redeem, the holders of the debentures have 20 days to convert to common stock. In conjunction with these convertible debentures the Company issued warrants to purchase an aggregate of 14,997,449 shares of common stock with an exercise price of $0.50 per share and warrants to purchase an aggregate of 2,035,860 shares of common stock with an exercise price of $0.20 per share. In addition, a note payable to a related party in the amount of $500,000 was converted to a convertible debenture. The Company allocated the proceeds received in the private placements to the embedded derivative and warrants based on their estimated fair values. Details of the issuances are in the table below:

Date Issued	Face Value Issued	Debt Discount	Face Value Converted	Discount Converted	Discount Amortized at June 30, 2011	Net Value at March 31, 2011
November 18, 2009	$246,896	$(246,896)	$(246,896)	$241,337	$5,559	$—
December 11, 2009	874,125	(874,125)	(874,125)	842,763	31,362	—
December 31, 2009	254,745	(254,745)	(254,745)	243,371	11,374	—
January 20, 2010	1,255,743	(1,255,743)	(1,255,743)	1,204,276	51,467	—
February 4, 2010	1,849,149	(1,849,149)	(1,849,149)	1,808,430	40,719	—
February 25, 2010	514,342	(514,342)	(514,342)	502,981	11,361	—

Totals	$4,995,000	$(4,995,000)	$(4,995,000)	$4,843,158	$151,842	$—

As of December 31, 2010 all the convertible debentures issued in November and December of 2009 and January and February of 2010 were converted.

Based on authoritative guidance effective on July 1, 2009 the Company concluded that the embedded conversion option in the convertible debentures was required to be bifurcated from the host contract and accounted for this feature as a separate derivative liability, at fair value, in the financial statements. In addition, the Company determined that the warrants issued in conjunction with the convertible debentures are required to be carried as derivative liabilities, at fair value, in the financial statements, due to certain anti-dilution provisions. As of June 30, 2011, the embedded conversion option was none due to the conversion of all the outstanding debentures. The warrant derivative is estimated to be $19,905,401. In addition, the Company reviewed the terms of the convertible debentures to determine whether there are any other embedded derivative instruments that may be required to be bifurcated and accounted for separately as derivative instrument liabilities and have determined that either they did not meet the criteria or were immaterial in amount.

The warrants were initially valued using the Black-Scholes Merton valuation technique, adjusted for the effects of dilution using trading market values of between $0.21 and $0.38, a term of 5 years, volatility of between 146% and 161%, risk free rates of between 2.21% and 2.69% and a dividend yield of zero. The embedded derivatives were initially valued using a Lattice model using trading market values of between $0.21 and $0.38, a term of 2 years, volatility of between 159% and 162%, risk free rates of between 0.77% and 1.14% and a dividend yield of zero. In addition, the Company estimated the probability of new issuances below $0.20 as de minimis.

Effective interest associated with the convertible debentures totaled $4,524,266 and $470,734 for the years ended June 30, 2011 and 2010, respectively. In addition, the Company recorded $5,094,905 of interest expense for the year ended June 30, 2010 due to excess fair value of the derivative liabilities in excess of proceeds received. Effective interest is accreted to the balance of convertible debt until maturity. Simple interest paid was $366,847 and $78,908 for the years ended June 30, 2011 and 2010, respectively. The Company incurred an aggregate of $1,138,660 in commissions and expenses in connection with the 2009 private placement offerings,

$464,313 of which was paid in cash and the balance of which was reflected in the issuance of warrants with a fair market value of $674,347. The $1,138,660 in commissions and expenses was amortized into interest expense over the term of the convertible debentures or conversion date if earlier. As of June 30, 2011 the Company has recorded accumulated amortization of deferred offering costs of $1,138,660 as all debentures have been converted.

Note 4 — Line of Credit

The Company established a line of credit to borrow up to 80% of cash and marketable securities up to $580,000. The line is collateralized by the Company’s cash and marketable securities. The interest rate charged through June 30, 2011, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of June 30, 2011. As of June 30, 2011, the Company has borrowed $433,984 including accrued interest from the line.

Note 5 — Stockholders’ Equity

During the year ended June 30, 2011 the Company issued 27,851,399 shares of common stock as a result of conversions of convertible debentures and 9,448,251 shares of common stock as a result of the exercise of options and warrants.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2011, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

Note 6 — Stock Option Grants and Warrants

Stock Option Grants — In accordance with accounting guidance on stock based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2011 and 2010, stock based compensation of $766,485 and $2,659,915 respectively, was reflected as an increase to additional paid in capital. Of the $766,485 stock based compensation for the fiscal year ended June 30, 2011, $670,073 was employee related and $96,412 was non-employee related. Of the $2,659,915 stock based compensation for the fiscal year ended June 30, 2010, $1,131,657 was employee related and $1,528,258 was non-employee related. As of June 30, 2011 the unrecognized expense for the options and warrants outstanding is $868,491.

The Company granted stock options to various employees, directors and independent distributors of the Company during the year ended June 30, 2011. The options granted the right to purchase shares of the Company’s common stock at prices between $0.48 and $1.28 per share. The Company granted options to purchase shares of the Company’s common stock during the year ended June 30, 2010 at prices between $0.25 and $0.70 per share per share. The options are not transferable and expire on various dates through June 23, 2021.

The following is a summary of stock option activity for the years ended June 30, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding and exercisable, June 30, 2009	8,408,423	$0.55	9.23

Granted	1,840,001	$0.42	9.34
Exercised	(35,000)	$0.21	7.37
Forfeited	(1,517,693)	$0.65	—
Expired or Cancelled	(160,000)	$0.75	8.85

Outstanding and exercisable, June 30, 2010	8,535,731	$0.50	8.39

Granted	2,632,000	$1.04	9.65
Exercised	(469,571)	$0.32	7.54
Forfeited	(200,000)	$0.74	—
Expired or Cancelled	—	$0.00	—

Outstanding and exercisable, June 30, 2011	10,498,160	$0.64	7.93

Warrants — At June 30, 2011, warrants to purchase an aggregate of 25,460,094 shares of the Company’s common stock were outstanding. There were no warrants granted during year ended June 30, 2011.

At June 30, 2010, warrants to purchase an aggregate of 38,580,294 shares of the Company’s common stock were outstanding. The warrants granted during year ended June 30, 2010 are at exercise prices ranging between $0.20 and $0.50 with a weighted average exercise price of $0.46 and expiration dates ranging from March 31, 2012 to February 4, 2015.

The following is a summary of the warrants granted for the years ended June 30, 2011 and 2010:

Warrants
Outstanding and exercisable, June 30, 2009	22,452,644

Granted	18,961,602
Cancelled	(1,537,858)
Exercised	(832,864)
Expired	(463,230)

Outstanding and exercisable, June 30, 2010	38,580,294

Granted	—
Issued	107,992
Cancelled	—
Exercised	(13,228,192)
Expired	—

Outstanding and exercisable, June 30, 2011	25,460,094

As of June 30, 2011 the Company has classified 8,360,000 warrants issued in conjunction with the 2009 private placement of common stock as a short-term derivative liability. The Company has estimated the fair value of the liability at June 30, 2011 as $7,435,883 using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 0.29 percent;

2)	dividend yield of -0- percent;

3)	expected life of 0.72 to 0.78 years;

4)	a volatility factor of the expected market price of the Company’s common stock of 106 percent.

As of June 30, 2011 the Company has classified 15,168,052 warrants issued in conjunction with the 2009 and 2010 convertible debentures as a long-term derivative liability. The Company has estimated the fair value of the liability at June 30, 2011 as $19,905,401 using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 0.81 to 2.13 percent;

2)	dividend yield of -0- percent ;

3)	expected life of 3.43 to 5.68 years;

4)	a volatility factor of the expected market price of the Company’s common stock of between 137 and 138 percent.

Note 7 — Income Taxes

As of June 30, 2011, the Company had a net operating loss (“NOL”) carry-forward of approximately $13,500,000. The NOL may be offset against future taxable income, if any, through the year ended June 30, 2030. A portion of the net operating loss carryforward begins to expire in 2024, is subject to review by the Internal Revenue Service, and is subject to U.S. Internal Revenue Code Section 382 limitations. The income tax expense (benefit) for the years ended June 30 consists of the following:

	2011	2010
Current taxes	$92,000	$—
Deferred taxes	($1,368,000)	(965,000)
Less: valuation allowance	1,368,000	965,000

Net income tax provision (benefit)	$92,000	$—

The effective income tax rate for the years ended June 30, 2011 and 2010 differs from the U.S. Federal statutory income tax rate due to the following:

	2011	2010
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	.24%	(3.41%)
Tax return to provision true-up	(1.35%)	(0.26%)
Permanent differences:
— interest on convertible debt	3.44%	19.60%
— change in derivative liability	32.44%	4.86%
— stock option compensation	.21%	3.59%
— other	0.12%	0.18%
(Decrease)/Increase in valuation allowance	(0.91%)	9.44%

Net income tax provision (benefit)	(0.18%)	—

The components of the deferred tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryovers	$4,832,000	$5,677,000
Research and Development Tax Credits	31,000	25,000
Contribution carryover	13,000	2,000
Deferred debt offering costs	—	51,000
Stock option compensation	722,000	849,000
Property & Equipment		20,000
Accrued vacation & allowance for returns & bonuses & other	540,000	175,000

Deferred tax asset	$6,138,000	$6,799,000
Deferred liabilities		—
Patents and trademarks	(625,000)	(637,000)
Change in tax accounting methods	(36,000)	(54,000)
Property & equipment	(6,000)	—

Total deferred liabilities	(667,000)	$(691,000)

Net deferred tax asset	5,471,000	6,108,000
Less: valuation allowance	(5,471,000)	(6,108,000)

Deferred tax liability	$—	$—

The Company has provided a valuation allowance for the deferred tax asset at June 30, 2011, as the Company has determined it is not more likely than not that the realization of the tax benefit of the net operating loss carryforward will be utilized in the foreseeable future. The valuation allowance decreased by approximately $637,000 for the year ended June 30, 2011 and the valuation allowance increased by approximately $1,015,000 for the year ended June 30, 2010.

The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and have fully reserved against the Company’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that may occur within the next twelve months. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2008 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2007 through present. In addition, the IRS and state tax authorities may examine NOL’s for any previous years if utilized by the Company.

Note 8 - Related Parties

During the year ended June 30, 2011 one of the Company’s board members earned $443,410 under a consulting agreement. The Company paid the board member $388,935 during the year and as of June 30, 2011 owed the remaining $54,475. During the year ended June 30, 2010 one of the Company’s board members earned $224,192 under a consulting agreement which expired in June 2010. The Company paid the board member $150,778 during the year and as of June 30, 2010 owed the remaining $73,414.

During the year ended June 30, 2011 one of the Company’s board members earned and was paid $30,546 under a consulting agreement. Also during the year ended June 30, 2011 the daughter of a board member was paid $11,000 and received sample products for promotional activities.

During the year ended June 30, 2011 a board member converted a debenture with a face value of $499,500 into 2,497,500 shares of the Company’s common stock. The debenture was issued as a conversion from a bridge loan as follows: during the year ended June 30, 2010 one of the Company’s investors made a bridge loan to the Company for $500,000 at 3% per month interest. Subsequent to making the loan the investor became a board member and the principal was converted to convertible debt as part of and under the same terms as the debenture issuance which closed in February 2010. The accrued interest was repaid in cash at that time.

During the year ended June 30, 2010 two of the Company’s board members each made a bridge loan to the Company for $100,000 plus 10% interest per annum. The loans were repaid in February 2010.

Note 9 — Commitments

Corporate Offices

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

Rent expense totaled $319,070 and $333,220 for the years ended June 30, 2011 and 2010 respectively.

Future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2012	305,809
2013	108,094

Total future minimum Lease payments	$413,903

Other Commitments

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Operating Lease Obligations	413,903	305,809	108,094	—
Revolving line of Credit	433,984	433,984	—	—

Total	847,887	739,793	108,094

Note 10 — Interim Financial Results (Unaudited)

The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2010 and 2009:

LIFEVANTAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED QUARTERLY RESULTS

(in ‘000’s except per share data)

	Quarter				Year ended June 30, 2011
Year ended June 30, 2011	First	Second	Third	Fourth
Sales, net	$6,443	$7,460	$9,975	$15,041	$38,919
Gross profit	5,423	6,269	8,393	12,917	$33,002
Net income (loss)	$715	$5,447	$(9,768)	$(47,186)	$(50,792)
Per common share:
Income (loss) per share, basic	$0.01	$0.08	$(0.13)	$(0.56)	$(0.69)
Income (loss) per share diluted	$(0.01)	$(0.00)	$(0.13)	$(0.56)	$(0.69)

	Quarter				Year ended June 30, 2010
Year ended June 30, 2010	First	Second	Third	Fourth
Sales, net	$1,858	$2,456	$2,724	$4,441	$11,479
Gross profit	1,545	2,044	2,276	3,707	9,572
Net income (loss)	$2,865	$(681)	$(8,249)	$(4,983)	$(11,048)
Per common share:
Loss per share, basic	$0.05	$(0.01)	$(0.14)	$(0.08)	$(0.19)
Loss per share, diluted	$(0.05)	$(0.01)	$(0.14)	$(0.08)	$(0.19)

Note 11 — Subsequent Events

On September 6, 2011 the Company announced a Board of Directors approved share repurchase program that authorizes the Company to utilize up to $5 million to purchase common stock over the course of twelve months beginning October 1, 2011. Any such repurchases will be made only out of free cash flow from continuing operations and, on a quarterly basis, will not exceed 50% of free cash flow for such quarter.

On September 15, 2011, the Company entered into an agreement with Donny Osmond Concerts, Inc. (“DOC”). The agreement has an effective date of September 1, 2011. Under the agreement, Donny Osmond will act as a spokesperson for the Company and with respect to our products, including Protandim. In exchange, the Company has agreed to pay DOC certain fees for Mr. Osmond’s various promotional appearances and video recordings and commissions for certain sales of Protandim and the Company’s Vantage Pack. The agreement will terminate two years following its effective date, unless earlier terminated in accordance with the agreement.