Form 10-Q
period 2011-09-30
Lifevantage Corp
filed 2011-11-14
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number 000-30489

LIFEVANTAGE CORPORATION

(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10813 S. River Front Parkway, Ste. 500, South Jordan, UT 84095

(Address of principal executive offices)

(858) 312-8000

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 1, 2011 was 99,296,293.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

INDEX

PAGE
PART I. Financial Information	5
Item 1. Financial Statements:	5
Condensed Consolidated Balance Sheets (unaudited) –September 30, 2011 and June 30, 2011	5
Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) — For the Three Month Periods Ended September 30, 2011 and 2010	6
Condensed Consolidated Statement of Stockholders’ Deficit- For the Three Month Period Ended September 30, 2011	7
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Month Periods Ended September 30, 2011 and 2010	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. (Removed and Reserved)	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22

PART I Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of,
	September 30, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$9,437,418	$6,370,974
Marketable securities, available for sale	350,000	350,000
Accounts receivable, net	1,315,996	941,802
Inventory	2,756,298	2,124,663
Prepaid expenses and deposits	655,386	487,812

Total current assets	14,515,098	10,275,251
Long-term assets
Property and equipment, net	553,206	227,811
Intangible assets, net	1,944,768	1,963,277
Deposits	92,173	32,173

TOTAL ASSETS	$17,105,245	$12,498,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,209,692	$799,210
Commissions payable	2,398,011	1,999,969
Reserve for sales returns	625,525	435,135
Other accrued expenses	2,464,248	2,242,222
Customer deposits	34,815	33,893
Revolving line of credit and accrued interest	433,948	433,984
Short-term derivative liabilities	6,846,205	7,435,883

Total current liabilities	14,012,444	13,380,296
Long-term liabilities
Deferred rent	17,647	21,017
Capital lease obligation	17,163	—
Derivative liabilities	19,262,075	19,905,401

Total liabilities	33,309,329	33,306,714

Commitments and contingencies
Stockholders’ deficit
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 99,281,084 and 98,794,499 issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	99,281	98,795
Additional paid-in capital	68,401,642	67,606,293
Accumulated deficit	(84,729,440)	(88,453,607)
Accumulated other comprehensive income/(loss)	24,433	(59,683)

Total stockholders’ deficit	(16,204,084)	(20,808,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,105,245	$12,498,512

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,
	2011	2010
Sales, net	$20,083,299	$6,443,349
Cost of sales	2,956,779	1,020,135

Gross profit	17,126,520	5,423,214
Operating expenses:
Sales and marketing	10,542,554	3,410,843
General and administrative	2,839,762	1,507,093
Research and development	234,556	109,793
Depreciation and amortization	79,855	50,716

Total operating expenses	13,696,727	5,078,445

Operating income	3,429,793	344,769
Other income (expense):
Interest expense	(38,792)	(1,464,623)
Change in fair value of derivative liabilities	804,766	1,835,047

Total other income (expense)	765,974	370,424

Net income before income taxes	4,195,767	715,193

Income tax expense	(471,600)	—

Net income	$3,724,167	715,193

Net income per share, basic	$0.04	$0.01

Net income (loss) per share, diluted	$0.02	$(0.01)

Weighted average shares, basic	98,955,058	63,684,437
Weighted average shares, diluted	121,958,618	89,693,864
Currency translation adjustment	84,116	(14,328)

Other comprehensive income	$3,808,283	$700,865

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balances, June 30, 2011	98,794,499	$98,795	$67,606,293	$(88,453,607)	$(59,683)	$(20,808,202)
Options/Warrants issued for services	—	—	355,221	—	—	355,221
Exercise of options and warrants	486,585	486	440,128	—	—	440,614
Currency translation adjustment	—	—	—	—	84,116	84,116
Net income	—	—	—	3,724,167	—	3,724,167

Balances, September 30, 2011	99,281,084	$99,281	$68,401,642	$(84,729,440)	$24,433	$(16,204,084)

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$3,724,167	$715,193
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	79,855	50,716
Stock based compensation to employees	250,771	85,560
Stock based compensation to non-employees	104,450	29,597
Non-cash interest expense from convertible debentures	—	1,063,858
Non-cash interest expense from amortization of deferred offering costs	—	284,707
Change in fair value of derivative liabilities	(804,766)	(1,835,047)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(374,194)	(48,882)
(Increase)/decrease in inventory	(631,635)	9,965
Increase in prepaid expenses and deposits	(167,574)	(227,874)
Increase in long-term deposits	(60,036)	—
Increase/(decrease) in accounts payable	410,482	(36,293)
Increase in customer deposits	922	—
Increase in accrued expenses	810,458	550,151
Decrease in deferred rent	(3,370)	—

Net Cash Provided by Operating Activities	3,339,530	641,651

Cash Flows Provided by Investing Activities:
(Purchase) of equipment	(354,807)	(4,455)
(Purchase) of intangible assets	(14,381)	(3,484)

Net Cash Used by Investing Activities	(369,188)	(7,939)

Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(390)	—
Issuance of common stock and warrants	12,376	—

Net Cash Provided by Financing Activities	11,986	—

Foreign Currency Effect on cash	84,116	(14,328)
Increase in cash and cash equivalents	3,066,444	619,384
Cash and Cash Equivalents — beginning of period	6,370,974	1,637,676

Cash and Cash Equivalents — end of period	9,437,418	2,257,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Conversion of long-term debt to common stock	—	$1,629,175
Conversion of derivative to common stock	—	$2,722,372
Write down of deferred offering costs related to conversion of debt	—	$132,507
Non-cash assets acquired under a capital lease	$17,553	—
Cash paid for interest expense	$3,535	$116,058
Cash paid for income taxes	$161,599	—

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2011 included in our annual report on Form 10-K.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of September 30, 2011, and the results of operations for the three month periods ended September 30, 2011 and 2010 and the cash flows for the three month periods ended September 30, 2011 and 2010. Interim results are not necessarily indicative of results for a full year or for any future period.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended June 30, 2011 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2011, and included in the Annual report on Form 10-K on file with the SEC.

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

Fair Value Measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our embedded derivative liabilities. See Note 6 — Stockholders Equity for disclosures related to our common stock and warrant financing arrangements. The fair value hierarchy is defined below:

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

The summary of fair values of financial instruments is as follows at September 30, 2011:

Instrument:	Fair value	Carrying Value	Level	Valuation Methodology
Investments	$350,000	$350,000	2	Market price
Derivative warrant liabilities	$26,108,280	$26,108,280	3	Black-Scholes

The summary of fair values of financial instruments is as follows at June 30, 2011:

Instrument:	Fair value	Carrying Value	Level	Valuation Methodology
Investments	$350,000	$350,000	2	Market price
Derivative warrant liabilities	$27,341,284	$27,341,284	3	Black-Scholes

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 and the year ended June 30, 2011:

	September 30, 2011	June 30, 2011
Beginning balance: Derivative liabilities	$27,341,284	$18,567,450
Total (gains) losses	(804,766)	48,454,271
Purchases, sales, issuances and settlements, net	(428,238)	(39,680,437)

Ending balance: Derivative liabilities	$26,108,280	$27,341,284

Cash and Cash Equivalents

We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable at September 30, 2011 consist primarily of credit card receivables including a percentage holdback by the credit card processor. The holdback balance at September 30, 2011 was $1,039,001. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of September 30, 2011 is not necessary. No bad debt expense has been recorded for the three months ended September 30, 2011 or the year ended June 30, 2011.

Investments

In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. We have classified these investments as available for sale in the balance sheet.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of September 30, 2011 and June 30, 2011, inventory consisted of:

	September 30, 2011	June 30, 2011
Finished goods	$1,973,515	$736,103
Raw materials	782,783	1,388,560

Total inventory	$2,756,298	$2,124,663

Revenue Recognition

We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. Our return rate for sales directly to consumers and sales through our network channel are based on our historical experience which we analyze on a regular basis. As of September 30, 2011 and June 30, 2011, our reserve balance for returns and allowances was $625,525 and $435,135, respectively.

Income/(Loss) per share

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended September 30, 2011 the effects of approximately 515,000 common shares, respectively, issuable upon exercise of options granted through our 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three month period ended September 30, 2010 the effects of approximately 3.5 million common shares issuable pursuant to options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive.

Segment Information

Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. Our operations are also subject to similar regulatory environments. We conduct our operations in the U.S., Japan and Mexico. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Three months ended September 30,
	2011	2010
Revenues from unaffiliated customers
U.S. operations	$15,220,945	$5,148,078
Japan operations	4,765,951	1,241,331
Mexico operations	96,403	53,940

Total revenues	$20,083,299	$6,443,349

Research and Development Costs

We expense all costs related to research and development activities as incurred. Research and development expenses for the three month periods ended September 30, 2011 and 2010 were $234,556 and $109,793, respectively.

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

We estimate fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fairly value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2011 we have recognized income tax expense of $471,600 which is our estimated Federal and state income tax liability for the three months ended September 30, 2011. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 11.23% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

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

Concentration of Credit Risk

We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2011, we had $8,723,977 in cash accounts at one financial institution, approximately $480,794 in foreign bank accounts and $232,647 in an investment management account at another financial institution. As of September 30 and June 30, 2011 the Company’s cash balances exceeded federally insured limits.

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

We have established a line of credit to borrow against 80% of these investments so that sales of these securities would not have to occur in order to fund our operating needs. The balance of the investments is classified as short-term as of September 30, 2011.

As of September 30, 2011, in light of the plan for repurchase and the repurchases made during the year, management has determined that there has not been a change in the fair value of the securities owned. We have not recorded any impairment related to these investments, as management does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. In addition, no unrealized gain or loss has been recorded on these assets. We consider the inputs to valuation of these securities as level 2 inputs in the fair value hierarchy.

Note 4 — Line of Credit

We established a line of credit to borrow up to 80% of our investments with Stifel Nicolaus. As of September 30, 2011, we can borrow up to $464,000. The line is collateralized by our auction rate securities. The interest rate charged through September 30, 2011, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of September 30, 2011. At September 30, 2011, we have borrowed approximately $433,948 including accrued interest, from the line.

Note 5 — Stockholders’ Equity

During the three months ended September 30, 2011 we issued 486,585 shares of common stock as a result of the exercise of warrants and options.

Our Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2011, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.

Note 6 — Stock-based Compensation

We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006,

to provide incentives to certain eligible employees, directors and consultants. A maximum of 10,000,000 shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of September 30, 2011, awards for the purchase of an aggregate of 8,173,660 shares of our common stock are outstanding under the 2007 Plan.

We adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, to provide incentives to certain eligible employees, directors and consultants. A maximum of 3,500,000 shares of our common stock can be issued under the 2010 Plan in connection with the grant of awards. As of September 30, 2011 there were 2,412,000 awards outstanding under the 2010 Plan.

Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options totaling 87,500 and 58,000 were granted for the three month periods ended September 30, 2011 and 2010 respectively.

For the three months ended September 30, 2011, stock based compensation of $355,221 was reflected as an increase to additional paid in capital. Of the stock based compensation for the three months ended September 30, 2011, $250,771 was employee related and $104,450 was non-employee related. For the three months ended September 30, 2010, stock based compensation of $115,157 was reflected as an increase to additional paid in capital. Of the stock based compensation for the three months ended September 30, 2010, $85,560 was employee related and $29,597 was non-employee related.

Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2011 and 2010 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the three month periods ended September 30, 2011 and 2010:

1.	risk-free interest rates of between 0.93 and 0.95 percent for the three months ended September 30, 2011 and 1.33 and 1.62 percent for the three months ended September 30, 2010;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of 137 percent for the three months ended September 30, 2011 and between 128 and 129 percent for the three months ended September 30, 2010.

Note 7 — Subsequent Events

On October 14, 2011, LifeVantage was sued in state court in Salt Lake County, Utah. The other named defendants are three LifeVantage executives — President of LifeVantage Network David Brown, Vice President Compliance Eric Marchant, and Chief Operating Officer Kirby Zenger. The plaintiffs in the lawsuit are Backbone Worldwide, Inc. (“Backbone”), and Burke Hedges. Backbone was formerly an independent distributor with LifeVantage. Hedges is the principal of Backbone. The lawsuit alleges that LifeVantage breached and improperly terminated its distributor agreement with Backbone, and also that the defendants defamed Hedges. The lawsuit seeks over $5 million in compensatory damages, and over $3 million in punitive damages, as well as attorneys’ fees and costs. The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.

On September 22, 2011, the Company signed a sixty-six month lease for approximately 20,805 square feet of office space at 9815 South Monroe Street, Sandy UT. The lease term commences upon the earlier of delivery of possession or opening of the Company for business at the premises.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended June 30, 2011 and the risk factors discussed therein.

Overview

The following discussion and analysis reviews the financial condition and results of operations of LifeVantage Corporation (the “Company”, “LifeVantage”, or “we”,“us” or “our”) and its wholly-owned subsidiaries Lifeline Nutraceuticals Corporation (“LNC”), LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C.

We are a science-based company engaged in the identification, research, development, manufacture and distribution of an advanced nutraceutical dietary supplement, Protandim®,, and an anti-aging skin care product, TrueScience®, to meet important health and wellness needs. We are focusing our ongoing research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as they relate to cardiovascular, central nervous system, inflammatory, metabolic diseases and other health related disorders.

We sell our products primarily through our network marketing sales channel utilizing independent distributors. Our revenue depends significantly upon the number and productivity of our independent distributors who market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, our revenue and our business may be adversely affected.

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

We sell Protandim® and LifeVantage TrueScience® primarily through our network marketing sales channel to our direct independent distributors, preferred and retail customers.

To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality, which is a central underlying feature in many disorders. Specifically we have targeted the ability of Protandim® to activate Nrf2. Nrf2 is the master regulator of the antioxidant response, which is important for the amelioration of oxidative stress. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future, although we may not be successful in this endeavor.

Protandim® has been, is currently, or is planned to be the subject of, approximately 25 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress or completed. The universities and institutions involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; the University of Utah; Harvard University; and VU University Medical Center, Amsterdam. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, multiple sclerosis, HIV/AIDS-associated lipodystrophy, pulmonary hypertension, heart disease, coronary artery bypass graft failure, asthma, Duchenne muscular dystrophy, and experimental allergic encephalomyelitis.

Net revenue from Protandim®, TrueScience®and related marketing materials totaled $20,083,299 and $6,443,349 for the three months ended September 30, 2011 and 2010, respectively.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue We generated net sales of $20,083,299 during the three months ended September 30, 2011, and generated net sales of $6,443,349 during the three months ended September 30, 2010. The increase in sales of $13,639,950 is due to increased volume through the network marketing sales channel in the U.S., Mexico and Japan. U.S. sales accounted for $10,072,867 of the increase, Japan sales accounted for $3,524,620 of the increase and Mexico sales accounted for $42,463 of the increase. During the three month period ended September 31, 2011, substantially all of our sales and marketing effort was directed toward building this channel.

Gross Margin Our gross profit percentage for the three month periods ended September 30, 2011 and 2010 was 85% and 84%. The slightly higher gross margins we have experienced are primarily due to efficiencies and reductions in warehousing and distribution costs as a percentage of revenue. We expect the gross margin percentages for this sales channel to remain in this range for the foreseeable future.

Operating Expenses Total operating expenses for the three months ended September 30, 2011 were $13,696,727 as compared to operating expenses of $5,078,445 for the three months ended September 30, 2010. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses.

Sales and Marketing Expenses Sales and marketing expense increased from $3,410,843 for the three months ended September 30, 2010 to $10,542,554 for the three months ended September 30, 2011. This increase was due primarily to commissions paid to distributors due to the higher sales volume. We expect continued increases in sales and marketing expenses as our sales increase.

General and Administrative Expenses Our general and administrative expense increased from $1,507,093 for the three months ended September 30, 2010 to $2,839,762 for the three months ended September 30, 2011. The increase of $1,332,669 is primarily due to increased headcount, bonus accruals, higher stock based compensation expense and legal expenses. We expect general and administrative expenses to remain relatively stable, however there will be some periodic increases associated with additional personnel required to support our growth.

Research and Development Our research and development expenses increased from $109,793 for the three months ended September 30, 2010 to $234,556 for the three months ended September 30, 2011. The increase of $124,763 is primarily a result of an increase in salaries and benefits. Continued investment in research and development is a company priority and we intend to commit up to approximately 2% of our total net sales in future periods for research and development efforts. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects, which are still in the planning stages.

Depreciation and Amortization Expense Depreciation and amortization expense increased from $50,716 during the three months ended September 30, 2010 to $79,855 during the three months ended September 30, 2011. The increase for the three month period was due primarily to assets purchased during the quarter ended September 30, 2011 to support our continuing growth.

Net Other Income (Expense) We recognized net other income of $765,974 during the three months ended September 30, 2011 as compared to net other income of $370,424 during the three months ended September 30, 2010. The increase of $395,550 consists of $1,425,831 decrease in interest expense due to the conversion of our convertible debentures in the prior year which is partially offset by a decrease in the income recognized from the change in fair value of derivative liabilities of $1,030,281.

Income Tax Expense We recognized $471,600 income tax expense for the three month period ended September 30, 2011 as compared to none for the three months ended September 2010. The income tax expense reflects our estimated liability for Federal and state income taxes for the three months ended September 30, 2011. We are analyzing the valuation allowance we maintain for our deferred tax asset. We anticipate releasing the valuation allowance when it is more likely than not that we will realize the asset.

Net Income We recorded net income of $3,724,167 for the three month period ended September 30, 2011 compared to net income of $715,193 for the three month period ended September 30, 2010.

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

Our primary source of liquidity is cash generated from the sales of our products. As of September 30, 2011, our available liquidity was $9,437,418, including available cash and cash equivalents. This represented an increase of $3,066,444 from the $6,370,974 in cash and cash equivalents as of June 30, 2011. Our cash provided by operating activities during the three month period ended September 30, 2011 increased to $3,339,530 from $641,651 for the three month period ended September 30, 2010 primarily as a result of increased revenues.

During the three months ended September 30, 2011, our net cash used by investing activities was $369,188, due primarily to the purchase of fixed assets. During the three months ended September 30, 2010, our net cash used by investing activities was $7,939 primarily due to the purchase of fixed and intangible assets.

Cash provided by financing activities during the three months ended September 30, 2011 was $11,986 compared to cash provided by financing activities of $0 during the three months ended September 30, 2010.

We maintain an investment portfolio of marketable securities that is managed by a professional financial institution. The portfolio includes auction rate private securities, or ARPS, of AA and AAA rated closed-end funds. These marketable securities which historically have been extremely liquid have been adversely affected by the broader national liquidity crisis.

We have a line of credit that is secured by the marketable securities that we hold, which allows us to borrow against 80% of the par value of these marketable securities. Marketable securities are classified as short term as they are due within one year.

At September 30, 2011, we had working capital (current assets minus current liabilities) of $502,654, compared to negative working capital of $(3,105,045) at June 30, 2011. The working capital as of September 30, 2011 is reduced by $6,846,205 of short-term derivative warrant liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

We offer a 30-day, money back unconditional guarantee to all direct customers. As of September 30, 2011, approximately $6,770,477 of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.

We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $625,525 at September 30, 2011, compared with $435,135 at June 30, 2011. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. From time to time, we may be required to make additional reserves in the event there is a change in any of these variables. We have recorded $39,924 of reserve for obsolete inventory as of September 30, 2011 primarily for obsolete marketing materials.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of September 30, 2011. In particular, we concluded that we did not maintain:

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

In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of September 30, 2011.

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

During the quarter ended September 30, 2011 we hired a senior level controller with experience working in corporate accounting in a publicly traded company. We anticipate that the above initiatives will be at least partially, if not fully, implemented by March 2012. Additionally, we plan to test our updated controls and remediate our material weaknesses by June 30, 2012.

Conclusion

The above identified material weaknesses resulted in material audit adjustments to our 2011 financial statements. If the identified material weaknesses are not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements in a future interim or annual period.

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

PART II Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 485,585 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

On September 22, 2011, we entered into a lease agreement with Sandy Park I, L.L.C. for our new corporate headquarters in Sandy, Utah. The lease is for approximately 20,800 square feet, including rentable office space and our portion of common areas. The term will begin upon earlier of delivery of possession to us or our opening for business at the premises and will expire sixty six (66) months thereafter. Rent will be $35,748.25 per month for the first eighteen (18) months of the term, with two percent (2%) escalations in rent upon the first day of the nineteenth (19th) month and every twelve (12) months thereafter.

The foregoing summary of the terms of the lease agreement is qualified in its entirety by reference to the lease, which is filed as an exhibit to this report.

On September 15, 2011, our board of directors, upon the recommendation of the nominating, corporate governance and compensation committee of our board of directors, approved the FY2012 Bonus Plan. The bonus plan was adopted to reward full time employees who are employed for at least six months prior to the end of the fiscal year ended June 30, 2012, for their performance in meeting corporate and personal goals. Our executive officers are eligible to participate under the bonus plan.

Under the terms of the bonus plan, our eligible executive officers will receive bonuses if our company meets certain corporate goals and they meet certain personal goals. The relative weight assigned to corporate goals and personal goals is 70% and 30%, respectively. The corporate goals relate to our revenue and our earnings before interest, taxes, depreciation and amortization, or EBITDA. The amount of bonus payable with respect to the achievement of corporate goals and personal goals will vary depending upon the percent of the respective goals that are achieved. The maximum bonus amount for each eligible executive officer is 75% of their base salary, which is as follows for each executive officer listed below:

Executive Officer	Title	Maximum Eligible Bonus Amount
Douglas C. Robinson	President and Chief Executive Officer	$262,500
David W. Brown	President, LifeVantage Network	$225,000
Dr. Joe M. McCord	Chief Science Officer	$90,000
Carrie E. McQueen	Chief Financial Officer	$150,000
Kirby L. Zenger	Chief Operating Officer	$161,250

Item 6. Exhibits

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: November 14, 2011	/s/ Douglas C. Robinson
Douglas C. Robinson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ Carrie E. McQueen
Carrie E. McQueen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Document Description	Incorporation by Reference

10.1	Agreement between Lifevantage Corporation and Donny Osmond Concerts, Inc., dated September 15, 2011 and effective as of September 1, 2011	Filed herewith.

10.2#	LifeVantage FY2012 Annual Incentive Plan	Filed herewith.

10.3	Sandy Park Office Complex Lease dated September 22, 2011	Filed herewith.

10.4#	Amendment to Employment Agreement with Dr. Joe McCord dated July 1, 2011.	Exhibit to Form 10-K filed on September 28, 2011.

10.5#	Amendment of Scientific Advisory Board Agreement with Dr. Joe McCord dated July 21, 2011.	Exhibit to Form 10-K filed on September 28, 2011.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and June 30, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three month periods ended September 30, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Management contract or compensatory plan.
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Outdoor Channel Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.