Form 10-Q
period 2011-12-31
Lifevantage Corp
filed 2012-02-14
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number 000-30489

LIFEVANTAGE CORPORATION

(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9815 S. Monroe Street, Ste 100, Sandy, UT 84070

(Address of principal executive offices)

(801) 432-9000

(Registrant’s telephone number)

10813 S. River Front Parkway, Ste 500, South Jordan, UT 84095

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 8, 2012 was 100,471,188.

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

•	Reliance on information technology systems;

•	We may need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	Our business is subject to strict government regulations;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	We are subject to the risk of investigatory and enforcement action by the FTC;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Product returns may adversely affect our business;

•	Loss of key personnel could negatively impact our business;

•	We may not succeed in growing existing markets or opening new markets;

•	Economic, political and other risks associated with international operations could adversely affect our business;

•	Our stock is classified as a penny stock;

•	If we need additional financings in the future it could result in additional dilution;

•	If holders of our existing warrants and options exercise their securities it would materially dilute the outstanding voting shares and could cause our stock price to decline;

•	The market price of our securities could be adversely effected by the sales of restricted securities;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	Dilutive effects of outstanding warrants and options;

•	We have not nor do we intend to issue dividends;

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

LIFEVANTAGE CORPORATION

INDEX

PAGE
PART I. Financial Information	5
Item 1. Financial Statements:	5
Condensed Consolidated Balance Sheets (unaudited) — December 31, 2011 and June 30, 2011	5
Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) — For the Three and Six Month Periods Ended December 31, 2011 and 2010	6
Condensed Consolidated Statement of Stockholders’ Equity — For the Six Month Period Ended December 31, 2011	7
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Month Periods Ended December 31, 2011 and 2010	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22

PART I Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of,
	December 31, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$13,460,740	$6,370,974
Marketable securities, available for sale	—	350,000
Accounts receivable, net	759,098	941,802
Inventory	3,034,313	2,124,663
Current portion of deferred income taxes	2,188,494	—
Prepaid expenses and deposits	1,437,694	487,812

Total current assets	20,880,339	10,275,251
Long-term assets
Property and equipment, net	1,150,080	227,811
Intangible assets, net	1,930,987	1,963,277
Deferred income taxes, less current portion	613,506	—
Deposits	92,173	32,173

TOTAL ASSETS	$24,667,085	$12,498,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,678,760	$799,210
Commissions payable	3,025,013	1,999,969
Reserve for sales returns	905,441	435,135
Income tax payable	136,310	36,000
Other accrued expenses	2,867,789	2,206,222
Customer deposits	200,250	33,893
Revolving line of credit and accrued interest	433,948	433,984
Short-term derivative liabilities	6,056,555	7,435,883

Total current liabilities	15,304,066	13,380,296
Long-term liabilities
Deferred rent	14,510	21,017
Capital lease obligation	15,979	—
Derivative liabilities	—	19,905,401

Total liabilities	15,334,555	33,306,714

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 99,838,650 and 98,794,499 issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	100,289	98,795
Additional paid-in capital	85,821,435	67,606,293
Accumulated deficit	(76,621,874)	(88,453,607)
Accumulated other comprehensive income/(loss)	32,680	(59,683)

Total stockholders’ equity (deficit)	9,332,530	(20,808,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,667,085	$12,498,512

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Sales, net	$25,284,058	$7,460,089	$45,367,357	$13,903,438
Cost of sales	3,679,653	1,191,534	6,636,432	2,211,669

Gross profit	21,604,405	6,268,555	38,730,925	11,691,769
Operating expenses:
Sales and marketing	13,878,045	4,020,603	24,420,599	7,431,446
General and administrative	3,035,868	1,496,069	5,875,630	3,003,162
Research and development	311,796	89,717	546,352	199,510
Depreciation and amortization	96,822	53,184	176,677	103,900

Total operating expenses	17,322,531	5,659,573	31,019,258	10,738,018

Operating income	4,281,874	608,982	7,711,667	953,751
Other income (expense):
Interest income (expense)	26,052	(544,282)	(12,740)	(2,008,905)
Change in fair value of derivative liabilities	3,141,654	5,477,924	3,946,420	7,312,971

Total other income	3,167,706	4,933,642	3,933,680	5,304,066

Net income before income taxes	7,449,580	5,542,624	11,645,347	6,257,817

Income tax benefit (expense)	1,309,059	(95,000)	837,459	(95,000)

Net income	$8,758,639	$5,447,624	$12,482,806	$6,162,817

Net income per share, basic	$0.09	$0.08	$0.13	$0.09

Net income per share, diluted	$0.05	$0.00	$0.07	$(0.01)

Weighted average shares, basic	99,409,267	71,063,750	99,184,281	67,374,094
Weighted average shares, diluted	121,231,366	90,969,984	121,002,855	87,837,962
Currency translation adjustment	8,247	6,862	92,363	(7,466)

Other comprehensive income	$8,766,886	$5,454,486	$12,575,169	$6,155,351

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balances, June 30, 2011	98,794,499	$98,795	$67,606,293	$(88,453,607)	$(59,683)	$(20,808,202)
Options/Warrants issued for services	—	—	573,051	—	—	573,051
Exercise of options and warrants	1,494,151	1,494	1,164,020	—	—	1,165,514
Repurchase of company stock	(450,000)	—	—	(651,073)	—	(651,073)
Reclassification of liability warrants	—	—	16,478,071	—	—	16,478,071
Currency translation adjustment	—	—	—	—	92,3633	92,363
Net income	—	—	—	12,482,806	—	12,482,806

Balances, December 31, 2011	99,838,650	$100,289	$85,821,435	$(76,621,874)	32,680	9,332,530

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$12,482,806	$6,162,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,677	103,900
Stock based compensation to employees	440,372	132,517
Stock based compensation to non-employees	132,679	29,598
Deferred income tax benefit	(2,802,000)	—
Amortization of debt discount	—	1,375,071
Amortization of deferred offering costs	—	450,350
Non-cash interest expense	—	108
Change in fair value of derivative liabilities	(3,946,420)	(7,312,971)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	182,704	(75,994)
(Increase) in inventory	(909,650)	(436,276)
(Increase) in prepaid expenses and deposits	(949,882)	(140,934)
(Increase) in other assets	(60,036)	—
Increase (decrease) in accounts payable	879,550	(60,672)
Increase in accrued expenses	2,417,076	884,789

Net Cash Provided by Operating Activities	8,043,876	1,112,303
Cash Flows from Investing Activities:
Redemption of marketable securities	350,000	50,000
Purchase of intangible assets	(34,288)	(10,651)
Purchase of equipment	(1,014,814)	(45,690)

Net Cash Used by Investing Activities	(699,102)	(6,341)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(1,574)	—
Repurchase of company stock	(651,073)	—
Exercise of options and warrants	305,276	—

Net Cash Used by Financing Activities	(347,371)	—
Foreign Currency Effect on Cash	92,363	(7,466)
Increase in Cash and Cash Equivalents:	7,089,766	1,098,496
Cash and Cash Equivalents — beginning of period	6,370,974	1,637,676

Cash and Cash Equivalents — end of period	$13,460,740	$2,736,172

Non Cash Investing and Financing Activities:
Conversion of debt to common stock	$—	$2,090,620
Conversion of derivative to common stock	$—	$3,191,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$202,972
Cash paid for income taxes	$1,865,000	$56,000

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2011 included in our annual report on Form 10-K.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of December 31, 2011, and the results of operations for the three and six month periods ended December 31, 2011 and 2010 and the cash flows for the six month periods ended December 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Fair Value Measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements include our embedded derivative liabilities. See Note 4 — Stockholders Equity for disclosures related to our common stock and warrant financing arrangements. The fair value hierarchy is defined below:

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

The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The summary of fair values of financial instruments is as follows at December 31, 2011:

Instrument:	Fair value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$6,056,555	$6,056,555	3	Black-Scholes Dilution adjusted

The summary of fair values of financial instruments is as follows at June 30, 2011:

Instrument:	Fair value	Carrying Value	Level	Valuation Methodology
Investments	$350,000	$350,000	2	Market price

Derivative liabilities	$27,341,284	$27,341,284	3	Black-Scholes Dilution adjusted

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2011 and the year ended June 30, 2011:

	December 31, 2011	June 30, 2011
Beginning balance: Derivative liabilities	$27,341,284	$18,567,450
Total (gains) losses	1,162,416	48,454,271
Reclassification of liability to equity	(16,478,071)	—
Purchases, sales, issuances and settlements, net	(5,969,074)	(39,680,437)

Ending balance: Derivative liabilities	$6,056,555	$27,341,284

Warrants issued with convertible debentures that we issued from November 2009 through February 2010 were amended effective December 29, 2011. The amendment removed certain down-round anti-dilution provisions which had resulted in the warrants being treated as liabilities and as a result the fair value of the warrants was reclassified to equity as of December 29, 2011.

Cash and Cash Equivalents

We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable at December 31, 2011 consist primarily of credit card receivables including a holdback by the credit card processor. The holdback balance at December 31, 2011 was $500,000. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of December 31, 2011 is not necessary. No bad debt expense has been recorded for the three and six months ended December 31, 2011 or the year ended June 30, 2011.

Investments

In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. As of December 31, 2011 all these investments have been sold.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of December 31, 2011 and June 30, 2011, inventory consisted of:

	December 31, 2011	June 30, 2011
Finished goods	$1,042,752	$736,103
Raw materials	1,991,561	1,388,560

Total inventory	$3,034,313	$2,124,663

Revenue Recognition

We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. Our return rate for sales directly to consumers and sales through our network channel are based on our historical experience which we analyze on a regular basis. As of December 31, 2011 and June 30, 2011, our reserve balance for returns and allowances was $905,441 and $435,135, respectively.

Income per share

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month and six month periods ended December 31, 2011 the effects of approximately 515,000 common shares, respectively, issuable upon exercise of options granted through our 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and six month periods ended December 31, 2010 the effects of approximately 40.9 million and 40.6 million common shares, respectively, issuable pursuant to warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive.

Segment Information

Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. Our operations are also subject to similar regulatory environments. We conduct our operations in the Americas which includes the U.S., Canada and Mexico and in Japan. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues from unaffiliated customers
Americas operations	$18,549,592	$5,870,623	$33,866,940	$11,072,641
Japan operations	6,734,466	1,589,466	11,500,417	2,830,797

Total revenues	$25,284,058	$7,460,089	$45,367,357	$13,903,438

Research and Development Costs

We expense all costs related to research and development activities as incurred. Research and development expenses for the six month periods ended December 31, 2011 and 2010 were $546,352 and $199,510, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of December 31, 2011 we have recognized a net income tax benefit of $837,459 which is our estimated federal and state income tax liability for the six months ended December 31, 2011 combined with the income tax benefit resulting from the reduction in the valuation allowance in the current quarter. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. In December 2011, we determined it was more likely than not that the deferred tax asset would be realized and as a result we released the valuation allowance we had established resulting in a net benefit of $2,800,000 which represents the benefit expected to be realized in future years. The difference between the annual projected effective rate of 16.9% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

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

Concentration of Credit Risk

We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2011, we had $12,169,427 in cash accounts at one financial institution, approximately $708,085 in foreign bank accounts and $583,229 in an investment management account at another financial institution. As of December 31, 2011 and June 30, 2011 the Company’s cash balances exceeded federally insured limits.

Effect of New Accounting Pronouncements

We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 3 — Line of Credit

We established a line of credit to borrow up to 80% of our investments. As of December 31, 2011 the line was collateralized by the proceeds of the repurchase of the marketable securities. The interest rate charged through December 31, 2011, 3.00 percent, is 0.25 percentage points below the published Wall Street Journal Prime Rate, which was 3.25 percent as of December 31, 2011. At December 31, 2011, the amount outstanding under the line of credit was approximately $433,948. The line was paid in full in January 2012, in conjunction with the settlement of the marketable securities.

Note 4 — Stockholders’ Equity

During the three and six months ended December 31, 2011 we issued 347,566 and 833,151, respectively, shares of common stock upon the exercise of warrants. During the three and six months ended December 31, 2011 we issued 660,000 and 661,000, respectively, shares of common stock upon the exercise of stock options. During the three and six month periods ended December 31, 2011 we repurchased 450,000 shares of our common stock at a total cost of $651,073. The cost of the shares is classified against our accumulated deficit as of December 31, 2011 as we have effectively retired these shares.

Our Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2011, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.

In December 2011, certain outstanding warrants were amended removing anti-dilution down round protection in exchange for a one month increase in the life of the warrants. As a result of this amendment, the warrants became classified as equity rather than liability. In conjunction with the amendment, we marked the warrants to fair value, including the inducement, as of the date of the amendment, and then reclassified the liability of $16,478,071 to additional paid in capital.

Note 5 — Stock-based Compensation

We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10,000,000 shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of December 31, 2011, awards for the purchase of an aggregate of 7,645,160 shares of our common stock are outstanding under the 2007 Plan.

We adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, to provide incentives to certain eligible employees, directors and consultants. As of December 31, 2011 a maximum of 3,500,000 shares of our common stock were available for issuance under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors at prices between $0.63 and $1.75 per share, vesting over ten month- to four-year periods. As of December 31, 2011, awards for the purchase of an aggregate of 2,292,000 shares of our common stock are outstanding under the 2010 Plan. At our annual meeting of shareholders in January 2012 our shareholders approved a 3,400,000 share increase in the number of shares available for issuance under the 2010 Plan, increasing from 3,500,000 to 6,900,000 shares.

Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options totaling 24,500 and 112,000 were granted for the three and six month periods ended December 31, 2011, respectively. Compensation based options totaling none and 58,000 were granted for the three and six month periods ended December 31, 2010, respectively.

For the three and six months ended December 31, 2011, stock based compensation of $217,830 and $573,051, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2011, $189,601 and $440,372, respectively, was employee related and $28,229 and $132,679, respectively, was non-employee related. For the three and six months ended December 31, 2010, stock based compensation of $46,958 and $162,115, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2010, $46,958 and $132,517, respectively, was employee related and none and $29,598, respectively, was non-employee related.

Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2011 and 2010 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the six month periods ended December 31, 2011 and 2010:

1.	risk-free interest rates of between 0.93 and 0.97 percent for the six months ended December 31, 2011 and between 1.33 and 1.62 percent for the six months ended December 31, 2010;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 129 and 137 percent for the six months ended December 31, 2011 between 128 and 129 percent for the six months ended December 31, 2010.

Note 6 — Subsequent Events

At our annual meeting of shareholders in January 2012 our shareholders approved a 3,400,000 share increase in the number of shares available for issuance under our 2010 Long-Term Incentive Plan from 3,500,000 to 6,900,000 shares.

In January and February 2012 we granted 1,371,000 stock options to employees and Board of Director members. The options have a weighted average exercise price of $1.40 and vest between one and four years.

In January 2012 we completed our move to our new leased office space at 9815 S. Monroe Street, Ste 100, Sandy UT.

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

We sell Protandim® and LifeVantage TrueScience® primarily through our network marketing sales channel to our independent distributors and to preferred and retail customers.

To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants which is a central underlying feature in many disorders. Specifically we have targeted the ability of Protandim® to activate Nrf2. Nrf2 is a master regulator of the antioxidant response, which is important for the amelioration of oxidative stress. We intend to continue our research, development, and documentation of the efficacy of Protandim® to provide credibility to the market. We also anticipate undertaking research, development, testing, and licensing efforts to be able to introduce additional products in the future.

Protandim® has been, is currently, or is planned to be the subject of, approximately 25 independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are currently in progress or completed. The universities and institutions involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; the University of Utah; Harvard University; and VU University Medical Center, Amsterdam. The various studies address the alleviation of oxidative stress under the following conditions: altitude sickness, non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, multiple sclerosis, pulmonary hypertension, heart disease, coronary artery bypass graft failure, Duchenne muscular dystrophy, capsular contracture, and experimental allergic encephalomyelitis.

Net revenue from Protandim(R), TrueScience(R) and related marketing materials totaled $25,284,058 and $45,367,357, respectively, for the three and six months ended December 31, 2011, and $7,460,089 and $13,903,438, respectively, for the three and six months ended December 31, 2010.

Three and Six Months Ended December 31, 2011 Compared to Three and Six Months Ended December 31, 2010

Revenue We generated net revenue of $25,284,058 during the three months ended December 31, 2011, and generated net revenue of $7,460,089 during the three months ended December 31, 2010. We generated net revenue of $45,367,357 during the six months ended December 31, 2011 and $13,903,438 during the six months ended December 31, 2010. The increases in revenue of $17,823,969 and $31,463,919 for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010 are due to increased volume through the network marketing sales channel in the Americas and Japan. America’s sales accounted for $12,678,969 and $22,794,299, respectively, of the increase. Our sales in Japan accounted for $5,145,000 and $8,669,620, respectively, of the increase. During the three and six month periods ended December 31, 2011, substantially all of our sales and marketing effort was directed toward building our network marketing sales channel.

Gross Margin Our gross profit percentage for the three month periods ended December 31, 2011 and 2010 was 85% and 84%, respectively. Our gross profit percentage for the six months ended December 31, 2011 and 2010 was 85% and 84%, respectively. The slightly higher gross margins we have experienced in fiscal year 2012 are primarily due to efficiencies and reductions in warehousing and distribution costs as a percentage of revenue. We expect the gross margin percentages for our network marketing sales channel to remain in this range for the foreseeable future.

Operating Expenses Total operating expenses for the three months ended December 31, 2011 were $17,322,531 as compared to operating expenses of $5,659,573 for the three months ended December 31, 2010. Total operating expenses during the six month period ended December 31, 2011 were $31,019,258 as compared to operating expenses of $10,738,018 during the six month period ended December 31, 2010. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. The increase was primarily due to commissions paid to distributors on the higher sales volume as well as increases in headcount and related expenses as we have continued to experience high growth. We expect our operating expenses to continue to increase relative to sales increases and as we continue to grow.

Sales and Marketing Expenses Sales and marketing expense increased from $4,020,603 for the three months ended December 31, 2010 to $13,878,045 for the three months ended December 31, 2011. Sales and marketing expenses increased from approximately $7,431,446 for the six months ended December 31, 2010 to $24,420,599 for the six months ended December 31, 2011. These increases were due primarily to commissions paid to distributors due to the higher sales volume. We expect continued increases in sales and marketing expenses as our sales increase.

General and Administrative Expenses Our general and administrative expense increased from $1,496,069 for the three months ended December 31, 2010 to $3,035,868 for the three months ended December 31, 2011. General and administrative expense increased from $3,003,162 for the six months ended December 31, 2010 to $5,875,630 for the six months ended December 31, 2011. The increases were due primarily to increased headcount costs as we have continued to hire to support our growth and increased legal and professional fees directly related to our growth.

Research and Development Our research and development expenses increased from $89,717 for the three months ended December 31, 2010 to $311,796 for the three months ended December 31, 2011. Research and development expenses increased from $199,510 for the six months ended December 31, 2010 to $546,352 for the six months ended December 31, 2011. The increases are primarily a result of an increase in salary and benefits. Research and development is a company priority and we have ensured that sufficient cash is available for the remainder of this fiscal year to fund research and development efforts of up to approximately 2% of our total net revenue. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects.

Depreciation and Amortization Expense Depreciation and amortization expense increased from $53,184 during the three months ended December 31, 2010 to $96,822 during the three months ended December 31, 2011. Depreciation and amortization expense increased from $103,900 for the six months ended December 31, 2010 to $176,677 for the six months ended December 31, 2011. These increases were due primarily to capital acquisitions made during the three and six month periods ended December 31, 2011 related to our continuing growth and new leased office space in Utah.

Net Other Income We recognized net other income of $3,167,706 during the three months ended December 31, 2011 as compared to net other income of $4,933,642 during the three months ended December 31, 2010. During the six months ended December 31, 2011 we recognized net other income of $3,933,680 as compared to net other income of $5,304,066 for the six months ended December 31, 2010. These fluctuations between periods are primarily the result of the change in fair value of the derivative liabilities during the three and six months ended December 31, 2011 of $3,141,654 and $3,946,420, respectively. This income was partially offset by interest expense related to convertible debentures and income tax expense.

Income Tax Benefit (Expense) We recognized income tax benefit of $1,309,059 and $837,459, respectively, for the three and six months ended December 31, 2011 as compared to expense of $95,000 for the three and six months ended December 31, 2010. The net benefit recognized was due to the one-time release of our valuation allowance against deferred tax assets of $2,802,000 in the three months ended December 31, 2011 and was offset by tax expense of $1,492,941 and $1,964,493 for the three and six months ended December 31, 2011, respectively.

Net Income We recorded net income of $8,758,639 for the three month period ended December 31, 2011 compared to net income of $5,447,624 for the three month period ended December 31 2010. We recorded net income of $12,482,806 for the six month period ended December 31, 2011 compared to net income of $6,162,817 for the six month period ended December 31, 2010.

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

Our primary source of liquidity is cash generated from the sales of our products. As of December 31, 2011, our available liquidity was $13,460,740, including available cash and cash equivalents. This represented an increase of $7,089,766 from the $6,370,974 in cash and cash equivalents as of June 30, 2011. During the six months ended December 31, 2011, our net cash provided by operating activities was $8,043,876 as compared to net cash provided by operating activities of $1,112,303 during the six months ended December 31, 2010. Our cash provided by operating activities during the six month period ended December 31, 2011 increased primarily as a result of increased revenues.

During the six months ended December 31, 2010, our net cash used by investing activities was $699,102, due to the redemption of marketable securities less the purchase of fixed and intangible assets. During the six months ended December 31, 2010, our net cash used by investing activities was $6,341 primarily due to the redemption of marketable securities less the purchase of intangible assets.

Cash used by financing activities during the six months ended December 31, 2011 was $347,371 compared to cash provided by financing activities of none during the six months ended December 31, 2010. Cash used by financing activities during the six month period ended December 31, 2011 was related to the repurchase of company stock, offset by proceeds received from the exercise of options and warrants.

We have a line of credit that was secured by the proceeds from the repurchase of marketable securities that we held. The line of credit was paid off in full in January 2012.

At December 31, 2011, we had working capital (current assets minus current liabilities) of $5,576,273, compared to negative working capital of $3,105,045 at June 30, 2011. The working capital at December 31, 2011 is due primarily to the increase in cash and inventory and the release of our valuation allowance against current deferred tax assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

We offer a 30-day, money back unconditional guarantee to all direct customers. As of December 31, 2011, approximately $8,281,905 of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.

We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $905,441 at December 31, 2011, compared with $435,135 at June 30, 2011. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation We state inventories at the lower of cost or market on a first-in first-out basis. From time to time we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. We may be required to make additional reserves in the event there is a change in any of these variables. We have recorded $60,167 of reserve for obsolete inventory as of December 31, 2011 primarily for obsolete marketing materials, labels and packaging.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of December 31, 2011. In particular, we concluded that we did not maintain:

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

In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of December 31, 2011.

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

During the quarter ended December 31, 2011 we hired a VP General Counsel and integrated the Corporate Controller into the control structure. We anticipate that the above initiatives will be at least partially, if not fully, implemented by March 2012. Additionally, we plan to test our updated controls and remediate our material weaknesses by June 30, 2012.

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

PART II Other Information

Item 1. Legal Proceedings

On October 14, 2011, we were sued in state court in Salt Lake County, Utah. The other named defendants are three of our executives — President of LifeVantage Network David Brown, Vice President Compliance Eric Marchant, and Chief Operating Officer Kirby Zenger. The plaintiffs in the lawsuit are Backbone Worldwide, Inc. and Burke Hedges. Backbone was formerly an independent distributor with our company. Mr. Hedges is the principal of Backbone. The lawsuit alleges that we breached and improperly terminated our distributor agreement with Backbone, and also that the defendants defamed Hedges. The lawsuit seeks over $5 million in compensatory damages and over $3 million in punitive damages, as well as attorneys’ fees and costs. We have answered the complaint and the lawsuit is now in beginning the discovery phase. We believe the allegations are without merit and intend to vigorously defend the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 347,566 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended December 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2011 to Oct. 31, 2011	0	—	—	$5,000,000
Nov. 1, 2011 to Nov. 30, 2011	0	—	—	$5,000,000
Dec. 1, 2011 to Dec. 31, 2011	450,000	$1.43	450,000	$4,348,926

Total	450,000	$1.43	450,000

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)	On December 19, 2011, we announced that we entered into a pre-arranged stock repurchase plan that operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. We are authorized to purchase an aggregate amount of up to $5 million of shares of our common stock under this plan. The repurchases made under this plan apply against the stock repurchase authorization we announced on September 6, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: February 14, 2012	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	/s/ Carrie E. McQueen
Carrie E. McQueen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	2010 Long-Term Incentive Plan, as amended on January 10, 2012 (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three month periods ended December 31, 2011 and 2010; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2011 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Management contract or compensatory plan.
(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed on January 17, 2012, and incorporated herein by reference
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of LifeVantage Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.