Form 10-Q
period 2012-03-31
Lifevantage Corp
filed 2012-05-15
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 8, 2012 was 110,067,349.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Limited operating history;

•	Our ability to successfully expand our operations;

•	Difficulty in managing growth and expansion;

•

We reported material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal control over financial reporting, our financial results may not be accurately reported;

•	Reliance on information technology systems;

•	We may need to raise additional capital;

•	The deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Competition in the dietary supplement market;

•	The potential failure or unintended negative consequences of our network marketing sales channel;

•	Our ability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•	Our business is subject to strict government regulations;

•	Our ability to continue to innovate and provide products that are useful to consumers;

•	Our ability to protect our intellectual property rights and the value of our product;

•	The effect of current and future government regulations of the network marketing and dietary supplement industries on our business;

•	The effect of unfavorable publicity on our business;

•	We are subject to the risk of investigatory and enforcement action by the Federal Trade Commission;

•	The potential for third party and governmental actions involving our network marketing sales channel;

•	The potential for product liability claims against us;

•	Our dependence on third party manufacturers to manufacture our product;

•	The ability to obtain raw material for our product;

•	Product returns may adversely affect our business;

•	Loss of key personnel could negatively impact our business;

•	We may not succeed in growing existing markets or opening new markets;

•	Economic, political and other risks associated with international operations could adversely affect our business;

•	Our stock is classified as a penny stock;

•	If we need additional financings in the future it could result in additional dilution;

•	If holders of our existing warrants and options exercise their securities it would materially dilute the outstanding voting shares and could cause our stock price to decline;

•	The market price of our securities could be adversely effected by the sales of restricted securities;

•	Our stock price may experience future volatility;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock;

•	We have not nor do we intend to issue dividends; and

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of,
	March 31, 2012	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$16,896,369	$6,370,974
Marketable securities, available for sale	—	350,000
Accounts receivable, net	817,158	941,802
Inventory	6,980,520	2,124,663
Current deferred income tax asset	2,237,494	—
Prepaid expenses and deposits	1,948,426	487,812

Total current assets	28,879,967	10,275,251
Long-term assets
Property and equipment, net	1,766,609	227,811
Intangible assets, net	1,912,399	1,963,277
Long-term deferred income tax asset	474,506	—
Deposits	342,173	32,173

TOTAL ASSETS	$33,375,654	$12,498,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$799,210
Commissions payable	4,433,803	1,999,969
Reserve for sales returns	764,894	435,135
Accrued bonuses	1,835,480	782,852
Other accrued expenses	3,643,826	1,423,370
Other current liabilities	90,691	69,893
Revolving line of credit and accrued interest	—	433,984
Short-term derivative liabilities	—	7,435,883

Total current liabilities	10,768,694	13,380,296
Long-term liabilities
Other long-term liabilities	76,430	21,017
Derivative liabilities	—	19,905,401

Total liabilities	10,845,124	33,306,714

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock — par value $0.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized and 109,219,361 and 98,794,499 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	109,898	98,795
Additional paid-in capital	104,260,897	67,606,293
Accumulated deficit	(81,792,667)	(88,453,607)
Accumulated other comprehensive loss	(47,598)	(59,683)

Total stockholders’ equity (deficit)	22,530,530	(20,808,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,375,654	$12,498,512

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Sales, net	$36,211,615	$9,975,224	$81,578,972	$23,878,662
Cost of sales	4,988,548	1,581,866	11,624,980	3,793,535

Gross profit	31,223,067	8,393,358	69,953,992	20,085,127
Operating expenses:
Sales and marketing	19,676,246	5,350,388	44,096,845	12,781,834
General and administrative	4,616,165	2,081,108	10,491,795	5,084,270
Research and development	378,098	115,515	924,450	315,025
Depreciation and amortization	146,063	54,084	322,740	157,984

Total operating expenses	24,816,572	7,601,095	55,835,830	18,339,113

Operating income	6,406,495	792,263	14,118,162	1,746,014
Other income (expense):
Interest income (expense)	21,310	(468,900)	8,570	(2,477,805)
Change in fair value of derivative liabilities	(10,686,945)	(10,090,924)	(6,740,525)	(2,777,953)

Total other income (loss)	(10,665,635)	(10,559,824)	(6,731,955)	(5,255,758)

Net income (loss) before income taxes	(4,259,140)	(9,767,561)	7,386,207	(3,509,744)

Income tax (expense) benefit	(586,653)	—	250,806	(95,000)

Net income (loss)	$(4,845,793)	$(9,767,561)	$7,637,013	$(3,604,744)

Net income (loss) per share, basic	$(0.05)	$(0.13)	$0.08	$(0.05)

Net income (loss) per share, diluted	$(0.05)	$(0.13)	$0.07	$(0.05)

Weighted average shares, basic	103,016,170	73,181,511	100,450,870	69,281,640
Weighted average shares, diluted	103,016,170	73,181,511	115,232,578	69,281,640

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(80,278)	(17,359)	12,085	(24,825)

Other comprehensive income (loss)	$(80,278)	$(17,359)	$12,085	$(24,825)

Comprehensive income (loss)	$(4,926,071)	$(9,784,920)	$7,649,098	$(3,629,569)

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balances, June 30, 2011	98,794,499	$98,795	$67,606,293	$(88,453,607)	$(59,683)	$(20,808,202)
Options/Warrants issued for services	—	—	880,891	—	—	880,891
Exercise of options and warrants	10,954,535	10,954	19,295,791	—	—	19,306,745
Issuance of restricted stock	149,253	149	(149)	—	—	—
Repurchase of company stock	(678,926)	—	—	(976,073)	—	(976,073)
Reclassification of liability warrants	—	—	16,478,071	—	—	16,478,071
Currency translation adjustment	—	—	—	—	12,085	12,085
Net income	—	—	—	7,637,013	—	7,637,013

Balances, March 31, 2012	109,219,361	109,898	104,260,897	(81,792,667)	(47,598)	22,530,530

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$7,637,013	$(3,604,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,740	157,984
Stock based compensation to employees	748,212	397,183
Stock based compensation to non-employees	132,679	53,597
Deferred income tax benefit	(2,712,000)	—
Amortization of deferred offering costs	—	583,738
Non-cash interest expense	—	1,644,158
Change in fair value of derivative liabilities	6,740,525	2,777,953
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	124,644	(402,390)
(Increase) in inventory	(4,855,857)	(977,880)
(Increase) in prepaid expenses and deposits	(1,770,614)	(266,637)
Increase in other liabilities	61,440	940
(Decrease) increase in accounts payable	(799,210)	104,101
Increase in accrued expenses	6,036,677	1,977,148

Net Cash Provided by Operating Activities	11,666,249	2,445,151
Cash Flows from Investing Activities:
Redemption of marketable securities	350,000	75,000
Purchase of intangible assets	(49,389)	(24,208)
Purchase of equipment	(1,743,718)	(64,743)

Net Cash Used in Investing Activities	(1,443,107)	(13,951)
Cash Flows from Financing Activities:
Net payments proceeds from revolving line of credit and accrued interest	(433,984)	—
Principal payments under capital lease obligation	(2,782)	—
Excess tax benefits from stock-based compensation	309,565	—
Repurchase of company stock	(976,073)	—
Issuance of common stock and warrants	—	50,000
Exercise of options and warrants	1,393,442	—

Net Cash Provided by Financing Activities	290,168	50,000
Foreign Currency Effect on Cash	12,085	(24,825)
Increase in Cash and Cash Equivalents:	10,525,395	2,456,375
Cash and Cash Equivalents — beginning of period	6,370,974	1,637,676

Cash and Cash Equivalents — end of period	$16,896,369	$4,094,051

Non Cash Investing and Financing Activities:
Conversion of debt to common stock	$—	$2,329,365
Conversion of derivative to common stock	$—	$3,804,936
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$276,625
Cash paid for income taxes	$2,280,000	$56,000

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation as of and for the year ended June 30, 2011 included in our annual report on Form 10-K.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of LifeVantage Corporation (“LifeVantage” or the “Company”), these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of March 31, 2012, and the results of operations for the three and nine month periods ended March 31, 2012 and 2011 and the cash flows for the nine month periods ended March 31, 2012 and 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

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

The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no financial instrument measured at fair value at March 31, 2012.

The summary of fair values of financial instruments is as follows at June 30, 2011:

Instrument:	Fair value	Carrying Value	Level	Valuation Methodology
Investments	$350,000	$350,000	2	Market price
Derivative liabilities	$27,341,284	$27,341,284	3	Black-Scholes Dilution adjusted

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2012 and the year ended June 30, 2011:

	March 31, 2012	June 30, 2011
Beginning balance: Derivative liabilities	$27,341,284	$18,567,450
Total (gains) losses	6,740,525	48,454,271
Reclassification of liability to equity	(16,478,071)	—
Purchases, sales, issuances and settlements, net	(17,603,738)	(39,680,437)

Ending balance: Derivative liabilities	$—	$27,341,284

Warrants issued with convertible debentures that we issued from November 2009 through February 2010 were amended effective December 29, 2011. The amendment removed certain price-based anti-dilution provisions which had resulted in the warrants being treated as liabilities and as a result the fair value of the warrants was reclassified to equity as of December 29, 2011. Warrants issued in association with a common stock financing in March and April of 2009 and which had expirations of March and April 2012 have all been exercised as of March 31, 2012 and as a result there is no derivative liability as of that date.

Cash and Cash Equivalents

We consider only our monetary liquid assets with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable at March 31, 2012 consist primarily of credit card receivables including a holdback by the credit card processor. The holdback balance at March 31, 2012 was $500,000. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of March 31, 2012 is not necessary. No bad debt expense has been recorded for the three and nine months ended March 31, 2012 or the year ended June 30, 2011.

Investments

In 2008 we invested in auction rate preferred securities of closed-end funds (“ARPS”) to maximize interest income. As of March 31, 2012 all these investments have been sold.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We have capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of March 31, 2012 and June 30, 2011, inventory consisted of:

	March 31, 2012	June 30, 2011
Finished goods	$3,584,305	$736,103
Raw materials	3,396,215	1,388,560

Total inventory	$6,980,520	$2,124,663

Revenue Recognition

We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card charges. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped. Our return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, we do not issue refunds to direct sales customers for returned product. In the network marketing sales channel, we allow terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. To date, returns from terminating distributors have been negligible. Our return rate for sales directly to consumers and sales through our network channel are based on our historical experience which we analyze on a regular basis. As of March 31, 2012 and June 30, 2011, our reserve balance for returns and allowances was $764,894 and $435,135, respectively.

Income per share

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended March 31, 2012 the effects of approximately 25 million common shares issuable upon exercise of warrants issued in our private placement offerings and options granted through our 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the nine month period ended March 31, 2012 the effects of approximately 120,000 common shares, respectively, issuable upon exercise of options granted through our 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and nine month periods ended March 31, 2011 the effects of approximately 62 million common shares, respectively, issuable upon exercise of warrants issued in our private placement offerings, compensation based warrants issued and options granted through our 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

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

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Americas operations	$25,745,524	$8,150,636	$59,612,464	$19,223,278
Japan operations	10,466,091	1,824,588	21,966,508	$4,655,384

Total revenues	$36,211,615	$9,975,224	$81,578,972	$23,878,662

Research and Development Costs

We expense all costs related to research and development activities as incurred. Research and development expenses for the nine month periods ended March 31, 2012 and 2011 were $924,450 and $315,025, respectively.

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

As of March 31, 2012 all financial instruments subject to fair value treatment had been exercised or amended and we have no derivative instruments subject to fair value liability treatment.

Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes, estimated permanent differences and change in valuation allowance.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

As of March 31, 2012 we have recognized a net income tax benefit of $250,806 which is our estimated federal and state income tax liability for the nine months ended March 31, 2012 combined with the income tax benefit resulting from the reduction in the valuation allowance in the previous quarter. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. In December 2011, we determined it was more likely than not that the deferred tax asset would be realized and as a result we released the valuation allowance we had established resulting in a net benefit of $2,802,000 which represents the benefit expected to be realized in future years. As of March 31, 2012 the net deferred tax benefit was $2,712,000.

Effective January 1, 2009, we account for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, we are required to make subjective assumptions and judgments regarding income tax exposures. The result of the reassessment of our tax positions did not have an impact on the consolidated financial statements.

Concentration of Credit Risk

We disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2012, we had $11,249,095 in cash accounts at one financial institution, approximately $897,154 in foreign bank accounts and $5,000,120 in an investment management account at another financial institution. As of March 31, 2012 and June 30, 2011 the Company’s cash balances exceeded federally insured limits.

Effect of New Accounting Pronouncements

We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 3 — Line of Credit

We established a line of credit to borrow up to 80% of our investments in certain marketable securities. The line was collateralized by the proceeds of the repurchase of the marketable securities. The line was paid in full in January 2012, in conjunction with the settlement of the marketable securities and is now closed.

Note 4 — Stockholders’ Equity

During the three and nine months ended March 31, 2012 we issued 8,571,884 and 9,405,035 shares of common stock, respectively, upon the exercise of warrants. During the three and nine months ended March 31, 2012 we issued 888,500 and 1,549,500 shares of common stock, respectively, upon the exercise of stock options. During the three and nine month periods ended March 31, 2012 we repurchased 228,926 and 678,926 shares of our common stock, respectively, at a total cost of $325,000 and $976,073, respectively. The cost of the shares is classified against our accumulated deficit as of March 31, 2012 as we have effectively retired these shares. During the three and nine months ended March 31, 2012 we issued 149,253 shares of restricted stock. The restricted stock vests in equal annual installments over four years

Our Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2012, none have been issued nor have any rights or preferences been assigned to the preferred shares by our Board of Directors.

In December 2011, certain outstanding warrants were amended removing price-based anti-dilution protection in exchange for a one month increase in the life of the warrants. As a result of this amendment, the warrants became classified as equity rather than a liability. In conjunction with the amendment, we marked the warrants to fair value, including the inducement, as of the date of the amendment, and then reclassified the liability of $16,478,071 to additional paid in capital.

Note 5 — Stock-based Compensation

We adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 10,000,000 shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $0.76 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of March 31, 2012, awards for the purchase of an aggregate of 6,997,600 shares of our common stock are outstanding under the 2007 Plan.

We adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, to provide incentives to eligible employees, directors and consultants. As of March 31, 2012 a maximum of 6,900,000 shares of our common stock were available for issuance under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to employees, officers and directors at prices between $0.63 and $1.75 per share, vesting over ten month- to four-year periods. As of March 31, 2012, awards for the purchase of an aggregate of 3,874,003 shares of our common stock are outstanding under the 2010 Plan. At our annual meeting of shareholders in January 2012 our shareholders approved a 3,400,000 share increase in the number of shares available for issuance under the 2010 Plan, increasing the total number of shares reserved from 3,500,000 to 6,900,000 shares.

Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. We have adjusted the expense for the anticipated forfeitures. Compensation based options and restricted stock totaling 1,822,003 and 1,935,003 shares were granted for the three and nine month periods ended March 31, 2012, respectively. Compensation based options totaling 44,000 and 102,000 shares were granted for the three and nine month periods ended March 31, 2011, respectively.

For the three and nine months ended March 31, 2012, stock based compensation of $307,840 and $880,891, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2012, $307,840 and $748,212, respectively, was employee related and none and $132,679, respectively, was non-employee related.

For the three and nine months ended March 31, 2011, stock based compensation of $288,665 and $450,780, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2011, $264,666 and $397,183, respectively, was employee related and $23,999 and $53,597, respectively, was non-employee related.

Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2012 and 2011 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the nine month periods ended March 31, 2012 and 2011:

1.	risk-free interest rates of between 0.93 and 1.55 percent for the nine months ended March 31, 2012 and between 1.33 and 2.64 percent for the nine months ended March 31, 2011;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 127 and 137 percent for the nine months ended March 31, 2012 between 125 and 129 percent for the nine months ended March 31, 2011.

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

We are a science-based company engaged in the identification, research, development, manufacture and distribution of an advanced nutraceutical dietary supplement, Protandim® the Nrf2 Synergizer™, and an anti-aging skin care product, LifeVantage TrueScience®, to meet important health and wellness needs. We are focusing our ongoing research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as they relate to cardiovascular, central nervous system, inflammatory, metabolic diseases and other health related disorders.

We sell our products primarily through our network marketing sales channel utilizing independent distributors. Our revenue depends significantly upon the number and productivity of our independent distributors who market and sell our products and attract new distributors based on the distinguishing benefits and innovative characteristics of our products. We have developed a distributor compensation plan and other incentives designed to motivate our independent distributors to market and sell our products and to build sales organizations. If we experience delays or difficulties in introducing compelling products or attractive initiatives to independent distributors, our revenue and our business may be adversely affected.

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

Net revenue from Protandim®, TrueScience® and related marketing materials totaled $36,211,615 and $81,578,972, respectively, for the three and nine months ended March 31, 2012, and $9,975,224 and $23,878,662, respectively, for the three and nine months ended March 31, 2011.

Three and Nine Months Ended March 31, 2012 Compared to Three and Nine Months Ended March 31, 2011

Revenue We generated net revenue of $36,211,615 during the three months ended March 31, 2012, and generated net revenue of $9,975,224 during the three months ended March 31, 2011. We generated net revenue of $81,578,972 during the nine months ended March 31, 2012 and $23,878,662 during the nine months ended March 31, 2011. The increases in revenue of $26,236,391 and $57,700,310 for the three and nine months ended March 31, 2012 compared to the three and nine months ended March 31, 2011 are due to increased volume through the network marketing sales channel in the Americas and Japan. Sales in the Americas accounted for $17,594,888 and $38,583,273, respectively, of the increase. Our sales in Japan accounted for $8,641,503 and $19,135,711, respectively, of the increase. During the quarter ended March 31, 2012 we adjusted our returns reserve and as a result we booked approximately $581,000 less in reserves than we would have using our prior estimate. During the three and nine month periods ended March 31, 2012, substantially all of our sales and marketing effort was directed toward building our network marketing sales channel.

Gross Margin Our gross profit percentage for the three month periods ended March 31, 2012 and 2011 was 86% and 84%, respectively. Our gross profit percentage for the nine months ended March 31, 2012 and 2010 was 86% and 84%, respectively. The slightly higher gross margins we have experienced in fiscal year 2012 are primarily due to efficiencies and reductions in warehousing and distribution costs as a percentage of revenue. We expect the gross margin percentages for our network marketing sales channel to remain in this range for the foreseeable future.

Operating Expenses Total operating expenses for the three months ended March 31, 2012 were $24,816,572 as compared to operating expenses of $7,601,095 for the three months ended March 31, 2011. Total operating expenses during the nine month period ended March 31, 2012 were $55,835,830 as compared to operating expenses of $18,339,113 during the nine month period ended March 31, 2011. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. The increase was primarily due to commissions paid to distributors on the higher sales volume as well as increases in headcount and related expenses as we have continued to experience high growth. We expect our operating expenses to continue to increase relative to sales increases and as we continue to grow.

Sales and Marketing Expenses Sales and marketing expense increased from $5,350,388 for the three months ended March 31, 2011 to $19,676,246 for the three months ended March 31, 2012. Sales and marketing expenses increased from approximately $12,781,834 for the nine months ended March 31, 2011 to $44,096,845 for the nine months ended March 31, 2012. These increases were due primarily to commissions paid to distributors due to the higher sales volume as well as increased expenses associated with headcount as we continue to hire to support our growth. We expect continued increases in sales and marketing expenses as our sales increase.

General and Administrative Expenses Our general and administrative expense increased from $2,081,108 for the three months ended March 31, 2011 to $4,616,165 for the three months ended March 31, 2012. General and administrative expense increased from $5,084,270 for the nine months ended March 31, 2011 to $10,491,795 for the nine months ended March 31, 2012. The increases were due primarily to increased headcount costs as we have continued to hire to support our growth, increased legal and professional fees directly related to our growth and rent expense on our new office space.

Research and Development Our research and development expenses increased from $115,515 for the three months ended March 31, 2011 to $378,098 for the three months ended March 31, 2012. Research and development expenses increased from $315,025 for the nine months ended March 31, 2011 to $924,450 for the nine months ended March 31, 2012. The increases are primarily a result of an increase in salary and benefits. Research and development is a company priority and we have ensured that sufficient cash is available for the remainder of this fiscal year to fund research and development efforts of up to approximately 2% of our total net revenue. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects.

Depreciation and Amortization Expense Depreciation and amortization expense increased from $54,084 during the three months ended March 31, 2011 to $146,063 during the three months ended March 31, 2012. Depreciation and amortization expense increased from $157,984 for the nine months ended March 31, 2011 to $322,740 for the nine months ended March 31, 2012. These increases were due primarily to capital acquisitions made during the three and nine month periods ended March 31, 2012 related to our continuing growth and new leased office space in Utah.

Net Other Income (Expense) We recognized net other expense of $10,665,635 during the three months ended March 31, 2012 as compared to $10,559,824 during the three months ended March 31, 2011. During the nine months ended March 31, 2012 we recognized net other expense of $6,731,955 as compared to net other expense of $5,255,758 for the nine months ended March 31, 2011. These fluctuations between periods are primarily the result of the change in fair value of the derivative liabilities during the three and nine months ended March 31, 2012 of $10,686,945 and $6,740,525, respectively. The large change in fair value of derivative liabilities in the quarter ended March 31, 2012 was due to the exercise of all remaining warrants which had been classified as derivative liabilities.

Income Tax Benefit (Expense) We recognized income tax expense of $586,653 and an income tax benefit of $250,806, respectively, for the three and nine months ended March 31, 2012 as compared to expense of none and $95,000 for the three and nine months ended March 31, 2011, respectively. The net benefit recognized was due to the one-time release of our valuation allowance against deferred tax assets of $2,802,000 during the nine months ended March 31, 2012 and was offset by tax expense of $586,653 and $2,462,047 for the three and nine months ended March 31, 2012, respectively.

Net Income We recorded net loss of $4,845,793 for the three month period ended March 31,2012 compared to net loss of $9,767,561 for the three month period ended March 31, 2011. We recorded net income of $7,637,013 for the nine month period ended March 31, 2012 compared to net loss of $3,604,744 for the nine month period ended March 31, 2011.

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

Our primary source of liquidity is cash generated from the sales of our products. As of March 31, 2012, our available liquidity was $16,896,369, including available cash and cash equivalents. This represented an increase of $10,525,395 from the $6,370,974 in cash and cash equivalents as of June 30, 2011. During the nine months ended March 31, 2012, our net cash provided by operating activities was $11,666,249 as compared to net cash provided by operating activities of $2,445,151 during the nine months ended March 31, 2011. Our cash provided by operating activities during the nine month period ended March 31, 2012 increased primarily as a result of increased revenues.

During the nine months ended March 31, 2012, our net cash used in investing activities was $1,443,107, due to the purchase of equipment and intangible assets offset by proceeds from the redemption of marketable securities. During the nine months ended March 31, 2011, our net cash used by investing activities was $13,951 primarily due to the purchase of equipment and intangible assets offset by proceeds from the redemption of marketable securities.

Cash used by financing activities during the nine months ended March 31, 2012 was $290,168 compared to cash provided by financing activities of $50,000 during the nine months ended March 31, 2011. Cash used by financing activities during the nine month period ended March 31, 2012 was related to the repurchase of company stock and the payment of our line of credit, offset by proceeds received from the exercise of options and warrants and an excess tax benefit from stock-compensation.

We have a line of credit that was secured by the proceeds from the repurchase of marketable securities that we held. The line of credit was paid off in full in January 2012.

At March 31, 2012, we had working capital (current assets minus current liabilities) of $18,111,273, compared to negative working capital (current liabilities in excess of current assets) of $3,105,045 at June 30, 2011. The working capital at March 31, 2012 is due primarily to the increase in cash and inventory and the release of our valuation allowance against current deferred tax assets.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012 at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified material weaknesses during our assessment of our internal control over financial reporting as of March 31, 2012. In particular, we concluded that we did not maintain:

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

In conclusion, our Chief Executive Officer and Chief Financial Officer determined that we did not maintain effective internal control over financial reporting as of March 31, 2012.

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

In April 2012 we hired an Assistant Controller with manager level public accounting experience which included audits of publicly traded companies. We anticipate that the above initiatives will be implemented by June 2012. Additionally, we plan to test our updated controls and remediate our material weaknesses by June 30, 2012.

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

PART II Other Information

Item 1. Legal Proceedings

There have been no material changes to the legal proceeding discussed in our quarterly report on Form 10-Q for the quarter ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 8,571,884 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2012 to Jan. 31, 2012	228,926	$1.42	228,926	$4,023,926
Feb. 1, 2012 to Feb. 29, 2012	0	—	—	$4,023,926
Mar. 1, 2012 to Mar. 31, 2012	0	—	—	$4,023,926

Total	228,926	$1.42	228,926

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)	On December 19, 2011, we announced that we entered into a pre-arranged stock repurchase plan that operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. We are authorized to purchase an aggregate amount of up to $5 million of shares of our common stock under this plan. The repurchases made under this plan apply against the stock repurchase authorization we announced on September 6, 2011.

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

LIFEVANTAGE CORPORATION

Date: May 15, 2012	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Carrie E. McQueen
Carrie E. McQueen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	2010 Long-Term Incentive Plan, as amended on January 10, 2012 (1)

10.2#	Amendment to Employment Agreement dated March 23, 2012 between LifeVantage Corporation and Douglas C. Robinson (2)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three month periods ended March 31, 2012 and 2010; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2012 and 2010; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Management contract or compensatory plan.
(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed on January 17, 2012, and incorporated herein by reference
(2)	Filed as an exhibit to the registrant’s current report on Form 8-K filed on March 27, 2012, and incorporated herein by reference
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of LifeVantage Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.