Form 10-K
period 2012-06-30
Lifevantage Corp
filed 2012-09-10
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 000-30489

LIFEVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9815 S. Monroe, Ste 100
Sandy, UT 84070	84070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 432-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock (par value $0.001) held by non-affiliates as of the end of the registrant’s second fiscal quarter, December 31, 2011, was $143 million. Shares of the registrant’s common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock (par value $0.001) outstanding as of August 30, 2012, was 111,156,201 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2013 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding expansion in new and existing markets; statements regarding our product development strategy; statements regarding the future performance of our network marketing sales; and statements regarding future financial performance and results of operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to successfully expand our operations in both existing and new markets;

•	Difficulty in managing our growth and expansion;

•	Inability to conform to government regulations in Japan;

•	Disruptions in our information technology systems;

•	Deterioration of global economic conditions and the decline of consumer confidence and spending;

•	We may need to raise additional capital;

•	Environmental liabilities stemming from past operations and property ownership;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Significant dependence upon a single product;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our ability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	Competition in the dietary supplement market;

•	Regulations governing the production or marketing of our personal care product;

•	Significant government regulations on network marketing activities;

•	Our business is subject to strict government regulations;

•	Unfavorable publicity on our business or products;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property rights;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Third party and governmental actions involving our network marketing sales activities;

•	Our dependence on third party manufacturers to manufacture our product;

•	Our ability to obtain raw material for our product;

•	Product liability claims against us;

•	Loss of key personnel;

•	Economic, political and other risks associated with international operations;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	The market price of our securities could be adversely affected by the sales of restricted securities;

•	Volatility of the market price of our common stock;

•	The illiquidity of our common stock;

•	Substantial sales of shares of our common stock; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I

ITEM 1 — BUSINESS

Overview

LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Australia and Mexico through a network of independent distributors, and to preferred and retail customers. We also sell our products directly to consumers located in Canada for personal consumption.

We engage in the identification, research, development, manufacture and distribution of advanced nutraceutical dietary supplements, including our flagship product, Protandim®, the Nrf2 Synergizer® and our anti-aging skin care product, LifeVantage TrueScience®. We currently focus our ongoing internal research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as it relates to health-related disorders.

We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation, our wholly-owned subsidiary through which we hold the patent rights relating to Protandim® and other intellectual property. In November 2006, we changed our name to LifeVantage Corporation.

LifeVantage Corporation, the LifeVantage Corporation logo, LifeVantage®, Protandim®, the Nrf2 Synergizer and LifeVantage TrueScience are trademarks of LifeVantage Corporation in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless otherwise noted, the terms “we”, “our”, “us”, the “Company” and “LifeVantage” refer to LifeVantage Corporation.

Recent Developments

As part of our substantial growth since beginning to sell our products through network marketing in 2009, we have sought to build a well-disciplined management team that focuses on strategic and tactical delivery of our products and business opportunities to our independent distributors and customers. During our fiscal year 2012, we added key members of our management team, including a Chief Operating Officer, General Counsel and Vice President of Marketing and Communications.

During fiscal 2012, we increased our international expansion efforts, including significantly increasing sales in Japan, shipping products for personal consumption to customers in Canada and opening the market of Australia to our independent distributors and preferred customers. In addition, on May 14, 2012, the USPTO allowed the issuance of U.S. Patent Application No. 13/039,073, Compositions for Alleviating Inflammation and Oxidative Stress in a Mammal. Our fifth patent, Patent No. 8,221,805, was issued therefrom on July 17, 2012.

Our Competitive Advantage

We believe that we offer a competitive advantage in several key areas:

•

Our Business Opportunity: We offer a plan to our independent distributors that enables them to earn compensation early, frequently and consistently as they sell our products. We believe our compensation plan is one of the most rewarding in the industry. Our compensation plan is structured to allow new, inexperienced independent distributors to succeed early and to achieve residual income at all levels of their business. We believe these factors lead to increased sales of our products by allowing us to attract and retain leaders in our independent distributor ranks and to create leaders out of previously inexperienced independent distributors.

•

Our Products: We offer revolutionary products focused on healthy living that are backed by numerous scientific studies. Our Protandim® product is a patented dietary supplement that has been clinically proven to combat oxidative stress, which refers to the cellular and tissue damage that occurs as a natural consequence of aging and disease. Protandim® has also been studied extensively in the laboratory and is the subject of eleven peer-reviewed publications discussing the breadth of its efficacy and safety. Our skincare cream, LifeVantage TrueScience®, is a unique, scientifically based anti-aging skin care product. We intend to continue our research and development efforts on our current products to further validate the benefits they provide. In addition, as we pursue the development and acquisition of additional products, we intend to maintain our focus on providing unique, scientifically validated and high-quality products for our independent distributors and customers to sell and use. Unlike other network marketing companies, we have a substantial number of “preferred customers” who regularly purchase our products even though they do not intend to become independent distributors. This represents a diversified source of revenue, beyond that generated solely from sales to our independent distributors.

•

Our Method: We offer a variety of compelling rewards and incentives to our independent distributors for achieving specified sales and education goals. In addition, we offer a robust training program that teaches and trains our independent distributors how to become successful with their entrepreneurial goals and to do so in compliance with all of our policies and procedures. We also routinely provide the opportunity for independent distributors to be recognized as leaders and for their other success at a variety of global events that we sponsor. These rewards, training and recognition programs enhance our independent distributors’ opportunities for success and lead to increased sales of our products to consumers.

•

Our Culture: We are committed to creating a culture for our independent distributors and employees that focuses on ethical, legal and transparent business practices. We have developed a system of policies and procedures for our independent distributors to follow that enables them to be maximally effective and compliant with laws. We monitor independent distributor activity in each market as part of our efforts to enforce our policies and procedures and systematically review and act on reports of alleged independent distributor misbehavior with our internal compliance department. Similarly, our code of business conduct and ethics sets forth principals to guide our employees and encourage them to avoid any appearance of improper behavior. We believe that by encouraging a positive, goal –oriented and ethical culture we will be able to attract highly qualified employees and independent distributors.

Scientific Background

Oxidative Stress

Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals and related oxidants, formed as a natural consequence of cellular metabolism, and which results from the use of oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage human cells and tissue and consequently negatively impact our general health. Levels of these reactive oxygen species, also known as ROS, and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, medical conditions involving inflammation, cardiovascular disease, neurodegenerative disease, diabetes and advancing age.

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

Superoxide dismutase is believed to be the body’s most effective natural antioxidant. Superoxide dismutase works in conjunction with catalase and under some circumstances the balance between these two enzymes may be important. The potent antioxidant activity of superoxide dismutase produces hydrogen peroxide, as a by-product, a dangerous substance that subsequently needs to be converted into water and oxygen by catalase. Together, these two enzymes constitute the first line of antioxidant defense in humans. Scientists have long believed that increasing levels of superoxide dismutase and catalase is an important means of fighting oxidative stress, disease, and the effects of aging; however, superoxide dismutase and catalase supplements by themselves have not been shown to be absorbed and retain activity when taken by oral administration.

Oxidative stress is the result of the metabolic process and may promote some of the undesirable effects of aging. As the body ages, oxidative stress levels increase significantly, as the body is unable to maintain homeostasis relative to the free radicals produced through the metabolic process.

Oxidative stress is widely believed to be a key factor in the aging process by triggering premature cell death. The body’s defenses against oxidative stress and free radicals decrease with age. High levels of oxidative stress has also been linked as a causative or associated factor in over 100 diseases, including cancer, cardiovascular diseases, inflammation, neurological diseases and renal disease, and, conversely, lowering oxidative stress levels is linked to improved health.

Nrf2 Activation

Nuclear factor (erythroid-derived 2)-like 2, also known as NFE2L2 or Nrf2, is a transcription factor that in humans is encoded by the NFE2L2 gene. Nrf2 is the master regulator of the antioxidant response, which is important for the amelioration of oxidative stress. Oxidative stress is a causative factor in cancer, cardiovascular diseases, inflammation, neurological diseases and renal disease. Because Nrf2 is able to induce gene activity important in combating oxidative stress, thereby activating the body’s own protective response, it helps protect from a variety of complications related to oxidative stress.

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

Nrf2 as a therapeutic target

In recent years, Nrf2 has become the subject of intense research. A common theme in much of this research is that activation of Nrf2 upregulates a coordinated antioxidant response and is therefore capable of protecting against oxidative stress-related injury and inflammatory disease in a wide variety of animal models. Therefore, Nrf2 represents a novel therapeutic target.

Research and Development

We believe that our research and development efforts to date related to our Protandim® and LifeVantage TrueScience® products are one of our most important competitive strengths. We intend to further expand our research and development efforts to create and/or develop additional products that combat oxidative stress or that otherwise have strong scientific background or potential. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.

Product Overview

Protandim®

Our Protandim® product is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.

Protandim® combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. The unique blend of phytonutrients in Protandim® signals the activation of Nrf2 to increase production of antioxidant enzymes and other stress-related gene products. These enzymes are “catalytic,” which means that enzymes such as superoxide dismutase and catalase are not used up when they neutralize free radicals.

Nrf2 decreases the expression of many pro-inflammatory and pro-fibrotic genes. Inflammation accompanies many diseases including arthritis, but inflammation also occurs with traumatic injuries, such as cuts, sprains or bruises. The process of inflammation is designed, in part, to prevent infection by killing foreign microorganisms through the creation of toxic free radicals. Thus the pain, redness and swelling associated with a disease or injury are largely due to inflammation as the body responds (or over responds) to the threat of infection. With many diseases or traumatic injuries, inflammation is followed by scar tissue formation, referred to as fibrosis.

We held four patents relating to our Protandim® product as of June 30, 2012, and a fifth patent relating to our Protandim® product was granted in July 2012. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line.

Protandim® has been, or is currently, the subject of numerous independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are in progress or completed. The universities and institutions involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; Medical College of Wisconsin; Harvard University; and VU University Medical Center, Amsterdam. The various studies deal with the alleviation of oxidative stress under the following conditions: altitude sickness, alcoholic and non-alcoholic steatohepatitis, lung antioxidant status in withdrawing alcoholics, autonomic physiology and aging, skin cancer, multiple sclerosis, pulmonary hypertension, heart disease, coronary artery bypass graft failure, Duchenne muscular dystrophy, and salt-sensitive hypertension.

Clinical Study

A peer-reviewed human clinical study that we conducted in 2004 and 2005 showed that after Protandim® was taken for 30 consecutive days, the level of circulating TBARS, a laboratory marker for oxidative stress in the human body, decreased by an average of 40 percent, to levels typical to a 20-year-old. When taken for 120 consecutive days, Protandim® increased the activity of superoxide dismutase and catalase antioxidant enzymes by up to 54 percent, substantially increasing the body’s antioxidant defenses. This study was published in the journal Free Radical Biology and Medicine, vol. 40, pp. 341-7 (2006).

Published Peer Reviewed Studies and Papers

Since the initial clinical studies completed in 2004 and 2005, Protandim® has been studied and reviewed in numerous laboratories of respected universities and institutions. Pre-clinical studies have been published in peer-reviewed scientific journals, including: a study that we funded which explored the synergistic mechanism of action of Protandim®; an animal study using mice to examine the tumor prevention capabilities of Protandim® conducted at Louisiana State University; an animal study exploring pulmonary hypertension and subsequent right heart failure conducted at Virginia Commonwealth University; an animal study examining the effects of Protandim® in a mouse model of Duchenne Muscular Dystrophy conducted at the University of Colorado; a second study conducted at Louisiana State University probing Protandim®’s ability to modulate the relationship between superoxide dismutase and tumor suppressor p53; a study conducted at The Ohio State University showing that Protandim® markedly decreases the intimal hyperplasia (or wall thickening) of saphenous veins, as occurs when such veins are used in coronary artery by-pass grafting; a Company-funded study which examined Protandim®’s effects on gene expression relative to colon carcinoma, atherosclerosis, and Alzheimer’s disease; and a study conducted at Colorado State University demonstrating effects of Protandim® on human coronary artery endothelial cells and resistance to oxidative stress in vitro.

The mechanism of action for Protandim® was discovered to be activation of the transcription factor Nrf2 in a study we funded, the results of which were subsequently published in February 2009. This study also demonstrated synergy among the five active ingredients of Protandim® which would enable them to be effective while being administered at lower concentrations of each. This peer-reviewed study was published in Free Radical Biology and Medicine, vol. 46, pp. 430-40 (2009).

A study completed at Louisiana State University and sponsored by the Skin Cancer Foundation was published in the journal PloS ONE,vol. 4: e5284 (2009), an international, peer-reviewed, open access journal published by the Public Library of Science. This study, entitled “Protandim®, a Fundamentally New Antioxidant Approach in Chemoprevention Using Mouse Two-Stage Skin Carcinogenesis as a Model,” investigated whether Protandim® could suppress tumor formation in mice through a dietary approach. At the end of a two-stage skin carcinogenesis, the mice on the Protandim®-supplemented diet showed a reduction in both skin tumor incidence and multiplicity by 33% and 57% respectively, compared to those that did not receive Protandim® supplementation.

A study at Virginia Commonwealth University study was published in Circulation, vol. 120, pp. 1951-1960 (2009), a journal published by the American Heart Association. This study, entitled “Chronic Pulmonary Artery Pressure Elevation Is Insufficient to Explain Right Heart Failure,” investigated the ability of Protandim® to protect the heart in a laboratory model of pulmonary hypertension in rats. The researchers concluded that Protandim® prevented the death of heart cells in rats and significantly lowered osteopontin (OPN-1) levels by more than 50%, and that Protandim® effectively activated the transcription factor Nrf2, a signal to the cell’s DNA to increase expression of a network of antioxidants, anti-inflammatory, and anti-fibrotic genes.

The study, The Dietary Supplement Protandim® Decreases Plasma Osteopontin and Improves Markers of Oxidative Stress in Muscular Dystrophy Mdx Mice, was published in the Journal of Dietary Supplements vol. 7: 159-78 (2010), and concluded that Protandim® caused a decrease in the production of the pro-fibrotic gene product osteopontin. It also concluded that Protandim® decreases markers of lipid peroxidation in a model of Duchenne Muscular Dystrophy (DMD). The study was published by Dr. Brian Tseng and his colleagues at Massachusetts General Hospital, Harvard Medical School, and the University of Colorado Denver.

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

A company-sponsored study titled “Oxidative stress in health and disease: the therapeutic potential of Nrf2 activation” was published in the journal Molecular Aspects of Medicine, Aug;32(4-6):234-46 (2011). This study compared in vitro the Nrf2-activating ability of Protandim® to those of the pharmaceutical Nrf2 activators bardoxolone methyl and BG12. It also analyzed the gene expression profile induced by Protandim vis-à-vis those produced by atherosclerosis, colon cancer, and Alzheimer’s disease.

Results of a human clinical trial of Protandim® in withdrawing alcoholics were published in the American Journal of Physiology: Lung Cell Mol Physiol. Apr;302(7):L688-99 (2012). The subjects, whether treated or untreated, failed to show the anticipated detrimental changes in alveolar epithelial permeability or intrapulmonary oxidative stress thought to accompany alcohol withdrawal, precluding any observations of efficacy. The study did, however, provide an additional study of safety in humans at an elevated dosage of Protandim®. No adverse events were observed.

Researchers at Colorado State University have authored a paper titled “Phytochemical activation of Nrf2 protects human coronary artery endothelial cells against an oxidative challenge” in the journal Oxidative Medicine and Cellular Longevity 2012:132931 (2012). This paper reports their findings that Protandim® causes nuclear translocation of Nrf2 in the cells that line human coronary arteries, providing substantial protection when these cells were exposed to oxidative stress in vitro.

LifeVantage TrueScience®

LifeVantage TrueScience® is our scientifically-based anti-aging skin care product which includes natural and effective ingredients. This product was formulated to protect the skin from a variety of factors that contribute to aging and the symptoms of unhealthy skin. This proprietary skin care formula was clinically tested by Kimberly Stone, M.D., a Denver-based board certified dermatologist.

Our LifeVantage TrueScience® product contains a number of ingredients including some of the same ingredients found in our Protandim® product. LifeVantage TrueScience® has been formulated to improve skin tone and even skin coloring, diminish the appearance of fine lines and wrinkles, and provide a vibrant, healthy and glowing appearance. LifeVantage TrueScience® is also designed to improve skin smoothness and pigmentation, while increasing skin moisture.

The LifeVantage TrueScience® formula offers:

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

•

Minimizing Wrinkles/Fine Lines: The palm peptides and leucojum aestivum bulb extract in LifeVantage TrueScience® have been shown to visibly reduce signs of wrinkles and fine lines and to promote improved skin tone and texture.

•	Lipid Rejuvenation: LifeVantage TrueScience® delivers multiple ingredients intended to mimic the naturally occurring lipid structure in the skin and retain the body’s own moisturizing lipids.

Distribution of Products

We believe our products are well-suited for person-to-person sales through a network marketing distribution system for several reasons:

•

Our independent distributors can provide extensive education to end users of our products about the benefits and distinguishing characteristics of each product through a variety of meetings and other interactions;

•	Our independent distributors can offer personalized customer service to those interested in our products and business opportunity and encourage repeat use of our products; and

•	We can offer an opportunity to not only use our products, but to build an independent business that has the potential for creating long-term residual income to independent distributors.

Customers

We have attracted a large number of customers who not only want the health benefits of our products, but who also want to sell these products and develop an independent business. We also have customers who regularly purchase and consume our products for personal use only. These customers include both long-term users of our products and those who have recently been introduced by our independent distributors and want the benefit of our products, but are not interested in becoming independent distributors. As a result, we have developed a unique customer base. We define our customers in three categories:

•	Independent Distributors: Independent distributors are those who purchase our product on a recurring, monthly basis and build their own distribution business;

•	Preferred Customers: Preferred customers are those who purchase our products at our wholesale price on a monthly auto-ship basis for personal consumption, without the intent to resell; and

•	Retail Customers: Retail customers are those who sporadically purchase our products at our suggested retail prices.

Independent Distributors

Independent distributors are defined within the network marketing industry in various ways. Each company has its own methodology for differentiating between distributors and customers. We define an independent distributor as someone who has purchased a business pack containing product and sales aids and who intends to sell product to, and actively enroll, other independent distributors and/or preferred customers. Our plan requires the purchase of product to participate in our compensation plan. Currently independent distributors can purchase a basic or advanced starter kit. Our independent distributors are entrepreneurs who desire to earn income and build a business of their own, and who see great opportunity in selling unique, scientifically validated products without incurring significant start-up costs. We provide the business plan and extensive training along with the products and marketing sales aids, and independent distributors sign a contract with us that contains strict policies and procedures for running an independent home-based business. Independent distributors have different buying habits than our other customers. They not only purchase product for individual consumption, but also purchase small quantities of product to use for demonstrations and person-to-person retailing opportunities, along with product and business sales tools that help them with their business.

We rely on our existing independent distributors to attract and sponsor new distributors of our products. While we provide Internet support, product samples, brochures, magazines, and other sales and marketing materials, independent distributors are primarily responsible for attracting, enrolling and educating new independent distributors with respect to products, our compensation plan, and how to build a successful distributorship. Enrolling new independent distributors creates multiple levels in a network marketing structure. Sponsored independent distributors are also referred to as “downline” distributors. If downline independent distributors also sponsor new independent distributors, they create additional levels in the network marketing structure, but their downline independent distributors remain in the same downline network as their original sponsoring independent distributor. Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new independent distributors, unless the new independent distributors also purchase products. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our independent distributors do sponsor additional distributors.

We define “active independent distributors” under our compensation plan as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2012 we had approximately 46,000 active independent distributors compared to approximately 16,000 active independent distributors as of June 30, 2011.

Despite the positive increases that we have experienced in our first three years with our network of independent distributors, these numbers can fluctuate from year to year based on several factors, including the opening of new geographic markets, changes in leadership, product life cycles and general economic conditions. We may also experience seasonal fluctuations in independent distributor enrollment because of holidays and vacation periods. We cannot predict the timing or degree of fluctuations because of the multiple factors that impact distributors and home based businesses. We cannot assure you that the number, growth or productivity of our independent distributors will be sustained at current levels or increase in the future.

Preferred Customers

We have a substantial base of preferred customers, which we consider to be one of our competitive advantages. We define preferred customers as those customers who purchase our products at our wholesale price on a monthly auto-ship basis for personal consumption, without the intent to resell. A preferred customer may enroll as an independent distributor at any time, should they decide they are interested in reselling the product or participating in our compensation plan. We believe our preferred customers are a great source of word-of-mouth advertising for LifeVantage and our products. We also believe our large base of preferred customers provides credibility to our company by validating the attractiveness of our products, separate from the network marketing business opportunity.

We engage in regular marketing activities targeted to retaining our preferred customers. These marketing activities are conducted both through our independent distributors’ personal contacts and product information included in product orders. We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months.

As of June 30, 2012 we had approximately 119,000 active preferred customers compared to approximately 35,000 active preferred customers as of June 30, 2011.

Retail Customers

Our retail customers purchase product for individual consumption on a one-time or sporadic basis at the suggested retail price and add to the validation of our products as desirable to a broad customer base. Retail customers do not sponsor new independent distributors, sign up new customers, participate in our recurring auto-ship program or in our compensation plan. They do, however, receive the unique benefits of our products, as well as product information in their orders.

Independent distributors can also resell our products directly to retail customers. These secondary sales of products from our independent distributors to retail customers are not included in our sales numbers.

Independent Distributor Compensation

We build and maintain our distributor network by offering financially rewarding and flexible career opportunities to independent distributors to sell high quality, science-backed, innovative and efficacious products to consumers seeking a healthy lifestyle. We believe the income opportunity provided by our compensation plan appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full or part-time. Our independent distributors earn compensation by selling our products and can also earn commissions and bonuses on product sales made by other distributors who join their sales organizations.

Independent distributors earn compensation primarily in two ways:

•	from commissions on products that are purchased by distributors and customers within their individual organizations; and

•	through retail markups on sales of products purchased by the independent distributors at wholesale cost.

Independent distributors are thus incentivized to sell product to and sponsor other independent distributors and establish their own sales organizations. Each independent distributor’s success is dependent on two primary factors:

•	the time, effort and commitment put into his or her business; and

•	the product sales made by him or her and his or her sales organization.

We offer our independent distributors a competitive sales compensation plan. Under our compensation plan, an independent distributor is paid monthly and sometimes weekly commissions in the distributor’s home country, in local currency (based on U.S. dollars), for the independent distributor’s own product sales and for product sales in that independent distributor’s downline network across all geographic markets. We believe our distributor compensation plan, along with the opportunity for international expansion and increased programs for distributor recognition, will continue to motivate and compensate our independent distributors to increase sales of our products.

Independent Distributor Motivation and Training

We believe that motivation and training are essential elements in the success of our independent distributors and we have established a broad array of motivational, educational and support services to support these needs. These services include:

•	providing professionally-designed training materials independent distributors can utilize in their sales and recruiting efforts;

•	a motivating, performance-based compensation plan;

•	individual recognition, reward programs and promotions; and

•	participation in local, national and worldwide company-sponsored sales events.

During the past fiscal year, we and our independent distributors conducted thousands of training sessions to educate and motivate our independent distributors on how to develop business-building and leadership skills and how to differentiate our products to consumers. In addition, we sponsor our online LVN Media channel, which delivers educational, motivational, and inspirational content from our executive officers and independent distributor leaders. We also have our corporate-sponsored training events that provide a forum for distributors, who otherwise operate independently, to share ideas with us and with each other.

We also enable our independent distributors to succeed through our ongoing efforts to secure coverage of our science and products by various media outlets. We have received media and editorial coverage from, among others, Dr. Phil, ABC’s “Primetime,” NBC’s “Today,” PBS’s “Healing Quest,” “Vitamin Retailer” magazine, “Rodeo News,” “5280” magazine, “The Direct Selling News,” “Delicious Living” magazine, “Utah Women” magazine, “CEO/CFO” online magazine, “Utah Valley BusinessQ” magazine and the — “AARP Magazine”. We have also had media appearances from our company spokesperson, Donny Osmond, including references of Protandim in “Living Well” magazine and on “Entertainment Tonight.”

Distributor Compliance Activities

We monitor independent distributor activity in each market as part of our efforts to enforce our policies and procedures. These policies and procedures require that our independent distributors comply with federal, state and local laws. The policies and procedures also establish other rules that our independent distributors must follow. We require our independent distributors to present products and business opportunities ethically, professionally and in compliance with applicable laws and regulations. Independent distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature for each country.

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

We systematically review alleged independent distributor misbehavior through our internal compliance department. If we determine one of our independent distributors has violated any of our policies or procedures, we may discipline the independent distributor and may terminate the independent distributor’s rights to distribute our products. Short of termination, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.

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

Marketing

We have a sales, marketing, public relations and customer service group consisting of 81 full-time employees as of June 30, 2012. We utilize our network of independent distributors located throughout the United States, Mexico, Australia and Japan to market and sell our products.

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

In July 2008, we entered into a contract manufacturing agreement with Cornerstone Research & Development, Inc., or Cornerstone, under which Cornerstone manufactures and packages Protandim. Our sales growth in fiscal year 2011 led us to secure a second manufacturer, Deseret Laboratories International, or Deseret. This secondary manufacturer significantly reduces our dependence on a single manufacturer for Protandim®.

Cornerstone and Deseret, as the contract manufacturers of Protandim®, have a legal obligation to comply with the Current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify other manufacturing options in order to keep our costs low, maintain the quality of our products, and to be prepared for unanticipated spikes in demand or manufacturing failure. Cornerstone and Deseret deliver products to our fulfillment center based on our purchase orders.

We have also outsourced the manufacturing of LifeVantage TrueScience® to Wasatch Product Development, LLC, or Wasatch. Wasatch’s core competency is sourcing and manufacturing cosmetics for both U.S. and international customers.

COMPETITION

Network Marketing Companies

We compete with other companies that sell their products through network marketing, many of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We compete for new independent distributors with these companies on the strength of our business opportunities, product offerings, compensation plan, management and our operations. In order to successfully compete in the network marketing industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunity and products.

Dietary Supplement Market

We compete with other companies in the dietary supplements market, which is a highly fragmented and competitive market. We believe competition in the dietary supplement market is based primarily on quality, price, efficacy of products and brand name. In the dietary supplement industry, our competition includes numerous nutritional supplement companies, pharmaceutical companies and packaged food and beverage companies. Many of these companies have broader product lines and larger sales volumes than us and have greater financial and other resources available to them. Additionally, some of these companies are able to compete more effectively due to greater vertical integration. Increased competition in the dietary supplement market could have a material adverse effect on our results of operations and financial condition.

Nrf2 Activators

Protandim® is one of a few products designed and marketed to activate the transcription factor Nrf2. In the dietary supplement market, we are aware of at least two other dietary supplement products that claim Nrf2 activation, like Protandim®.

Direct Antioxidants

Vitamin C, Vitamin E, Coenzyme Q-10, and other sources of externally derived antioxidants may be considered competitors of Protandim® but they are mechanistically distinct from Protandim®. These other sources of antioxidants do not increase the body’s elimination of oxidants using internal antioxidant enzymes. Our research indicates that Protandim® increases production of hundreds of stress-related anti-inflammatory, and anti-fibrotic gene products including antioxidant enzymes, such as superoxide dismutase and catalase, within the cells of the body. We believe that the body’s internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants.

Oral Superoxide Dismutase and Catalase

There are many companies performing research into antioxidants, and these companies are intensely competitive. Several companies sell oral forms of superoxide dismutase and catalase, which make claims that compete with Protandim®. However, due to research which indicates the lack of bioavailability and efficacy of such oral delivery, we believe Protandim® to be a superior alternative. One or more additional companies may develop, purchase or license from a third party, products which may be competitive with Protandim®.

Personal Skin Care Market

In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through various types of retail establishments. Many of these competitors have significant competitive advantages over us due to their greater financial resources and brand recognition. However, we believe we can compete with these larger companies due to our unique, scientifically based skin care product.

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

Our intellectual property is covered, in part, by five U.S. patents issued in July 2007, June 2008, August 2009, April 2011, and July 2012. One U.S. Utility Patent application is currently pending in the U.S. Patent and Trademark Office and additional filings are anticipated. Corresponding patents directed to the Protandim® formulation have now also been granted in Australia, China, and India and applications are currently pending in Canada, Europe, and Japan. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods, and methods of manufacture of various compositions, including those embodied by the Protandim® formulation. The expected duration of our patent protection via granted patents is through March 23, 2025.

Protandim® is a registered trademark in the United States, Australia, Canada, China, Costa Rica, the European Community, Japan, Mexico, New Zealand and Taiwan.

We have applied for registration of the trademark LifeVantage™ through the World Intellectual Property Organization, or WIPO. We have registered the mark LifeVantage® in the United States, Canada and Mexico and through WIPO in Australia, China, Japan, New Zealand and the European Community. The LifeVantage TrueScience® mark is registered in the United States, the European Community, Australia, New Zealand, Mexico, Japan, Norway, Singapore, Switzerland and the Russian Federation.

In order to protect the confidentiality of our intellectual property, including trade secrets and know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.

Governmental Regulations

FDA Regulations

The formulation, manufacturing, packaging, labeling, and advertising of our Protandim® and LifeVantage TrueScience® products in the United States are subject to regulation by the Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, as well as comparable state laws. We are not required to obtain FDA pre-market approval to sell our Protandim® supplement in the United States.

We market Protandim® as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements.

DSHEA permits statements of nutritional support, called “structure-function” statements to be included in labeling for dietary supplements without FDA marketing approval. Such statements may claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States, describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, characterize the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or describes general well-being from consumption of a nutrient or dietary ingredient. Such statements may not expressly or impliedly claim that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading and is supported by competent and reliable scientific evidence. The FDA may assert that a particular statement of nutritional support that a company is using is an illegal claim; that assertion, normally, is in the form of a warning letter to that company. We have a duty to send to the FDA a notice that lists each new structure-function statement made by us; we are obligated to send that notice within 30 days after the first marketing of a supplement with such a statement.

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

The FDA, on July 5, 2011, published a draft guidance that is entitled “Dietary Supplements: New Dietary Ingredient Notifications and Related Issues.” The FDA announced in June 2012, after encountering substantial criticism of some sections of the draft guidance, that it intends to issue a revised NDI guidance document. The FDA has not indicated when it will do so, but it is unlikely that it will do so before November 1, 2012. Although only a draft document, the revised draft guidance will reflect the FDA’s then views on the topic of New Dietary Ingredients. The draft guidance did not affect Protandim ® and we do not anticipate that the revised draft guidance will affect Protandim®, but it will be relevant to other dietary supplement products and may affect us if we decide to formulate and sell dietary supplements other than Protandim®.

While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of Protandim®, we cannot guarantee that the FDA will never inform us that the FDA believes some violation of law has occurred. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within fifteen working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our investors, distributors, vendors, and consumers. The FDA could also order compliance activities, such as an inspection of our facilities and products and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of the Company’s products. In extraordinary cases, the Company and one or more of its principals could be named defendants and sued for declaratory and injunctive relief.

FTC Regulations

Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. The FTC Act provides that disseminating any false advertisement pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice. An advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. We are required to have adequate scientific substantiation for all material advertising claims made for our products in the United States. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.

The National Advertising Division, or NAD, of the national BBB, a non-governmental not-for-profit organization through its Electronic Retailing Self-Regulation Program, or ERSP, is also actively engaged in conducting investigations, called “inquiries”, which are focused on determining whether the requisite FTC claim substantiation standard exists for specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website. We have been the subject of such a proceeding in 2008 and 2009, which was concluded in 2009. We believe it is unlikely that we will be the subject of another such proceeding in the reasonably foreseeable future unless our national advertising claims become materially different from those that were the subject of that proceeding.

Additionally, any telemarketing activities we may engage in in the United States must comply with federal telemarketing statutes that are enforced by the FTC and state Attorneys General, and with additional telemarketing statutes and regulations of the various states. Because it may be difficult to ensure compliance with these laws and regulations by the individuals who actually make and receive such calls, there is a risk that we could be the subject of investigation and other enforcement activities that may be brought by the FTC and state agencies. We regularly train and educate our representatives and independent distributors to represent our product correctly and appropriately.

“Pyramid Scheme” Regulations

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

The laws and regulations governing network marketing are modified from time to time, and, like other network marketing companies, we may be subject from time to time to government investigations related to our network marketing activities. This may require us to make changes to our business model and our compensation plan.

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

The Bioterrorism Act

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, or Bioterrorism Act, contains requirements with regard to the sale and importation of food products in the United States, including:

•	mandatory registration with the FDA of all food manufacturers;

•	prior notice to regulators of inbound food shipments;

•	recordkeeping requirements, and grant of access to the FDA of applicable records; and

•	grant of detention authority to the FDA of food products in certain circumstances.

Under the record keeping requirements, we are considered to be a “nontransporter” of Protandim® and must maintain certain records required of nontransporters. We are in the process of ensuring that we keep all appropriate records required by the Bioterrorism Act.

The FDA Food Safety Modernization Act

The FDA Food Safety Modernization Act, or FSMA, was enacted in 2011 and is now part of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable new authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:

•

gives FDA explicit authority to inspect and copy all records related to any food and to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death;

•	places strict new obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded; and

•	provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.

International Regulations

In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of regulatory schemes. We typically market Protandim in international markets as foods or health foods under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approvals and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, the Ministry of Health, Labour and Welfare, or MHLW, recently made the determination that Ashwagandha, one of the ingredients in Protandim, is inappropriate for inclusion in a food product in Japan. While we and many other companies disagree with this assessment, we will be restricted from selling a formulation of Protandim that contains Ashwagandha into Japan.

Similarly, our other markets outside the United States regulate advertising and product claims regarding the efficacy of our products and require adequate substantiation of claims. As such, we are unable to claim that any of our products will diagnose, cure, mitigate, treat or prevent diseases. For example, in Japan, Protandim® is considered a food product, which significantly limits our ability to make any claims regarding the product. If our marketing materials or distributor marketing materials make claims that exceed the scope of allowed claims for dietary supplements, these regulatory authorities could deem our products to be unapproved drugs and we could experience substantial harm.

Potential FDA and Other Regulation

We could become subject to additional laws or regulations administered by the FDA, FTC, or by other federal, state, or local regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires us to report to the FDA all serious adverse events and to maintain for six years records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including our Protandim® product, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event with such product. The label of Protandim® complies with that statutory provision.

Employees

As of June 30, 2012, we had approximately 139 full time employees. This number does not include our independent distributors, who are independent contractors rather than employees. We outsource our manufacturing and distribution operations.

Available Information

Our principal offices are located at 9815 S. Monroe Street, Suite 100, Sandy, UT 84070. Our telephone number is (801) 432-9000 and our fax number is (801) 880-0699. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this annual report as an inactive textual reference only.

The reports filed with the Securities and Exchange Commission, or SEC, by us and by our officers, directors, and significant shareholders are available for review on the SEC’s website at www.sec.gov. You may also read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risk Factors Relating to Our Company

We may not be successful in expanding our operations.

Our fiscal year that ended June 30, 2009 was the first year since fiscal 2005 that we were able to achieve operating profits. Although we experienced significant growth in fiscal 2011 and 2012, we may not be successful in expanding our operations in future periods. Because we have limited experience selling products through network marketing, particularly outside the United States, and our experience selling our products through other sales channels has not been sufficient to generate consistent operating profits, we may have limited insight into trends and other factors that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We have limited experience in expanding into new geographic markets. We began selling into Mexico and Japan in fiscal year 2010 and in Australia in fiscal year 2012. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

Since we initiated network marketing sales in fiscal 2009, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Because our Japanese operations account for a significant part of our business, an inability to strengthen our business and work with continued government regulations in Japan could harm our business.

Approximately 28% of our fiscal 2012 revenue was generated in Japan. The Japanese market has changed significantly since we began selling into the market in fiscal 2010 and its regulatory framework continues to change. In 2011, for example, the Ministry of Health, Labour and Welfare, or MHLW, made the determination that Ashwagandha, one of the ingredients in Protandim®, is inappropriate for inclusion in a food product in Japan. While we and many other companies disagree with this assessment, we will be restricted from selling into Japan a formulation of Protandim® that contains Ashwagandha. If we are unable to produce an equivalent or similar alternative formulation of Protandim, or if the market does not accept any such alternative formulation of Protandim, our business in Japan could be harmed substantially. Other factors that could impact our results in Japan include:

•	continued or increased levels of regulatory or media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny;

•	significant weakening of the Japanese yen;

•	increased regulatory constraints with respect to the claims we can make regarding the efficacy of Protandim® , which could limit our ability to effectively market that product;

•

the initiatives we have implemented in Japan, which are patterned after successful initiatives implemented in the U.S., may not generate renewed growth or increased productivity among our independent distributors in Japan, and may cost more or require more time to implement than we have anticipated;

•	inappropriate activities by our independent distributors and any resulting regulatory actions against us or our independent distributors;

•	improper practices of other direct selling companies or their independent distributors that increase regulatory or media scrutiny of our industry; and

•	any weakness in the economy or consumer confidence.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.

We depend on our information technology, or IT, systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent distributor compensation plan and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results.

We may not succeed in growing existing markets or opening new markets.

In fiscal year 2010 we launched international operations in Mexico and Japan and in fiscal year 2012 we launched international operations in Australia. During fiscal year 2012, we derived approximately 29% of our revenues from our international operations. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, despite our efforts to do so, we may not succeed in growing in our existing international markets, entering new international markets on a timely basis, or achieving profitability in new markets. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products, including Protandim®, before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We cannot assure you that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

Economic conditions, including the current financial crisis and declining consumer confidence and spending, could harm our business.

Global economic conditions have deteriorated significantly over the past several years and continue to be challenging and unpredictable. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies and consumers. The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, poor economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

If we are to expand our product offerings, we may need to raise additional capital.

We primarily depend on Protandim® for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to significantly reduce our growth plans.

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

In the past, we had material weaknesses in our internal control over financial reporting. If we are unable to maintain our level of internal controls in the future, our shareholders could lose confidence in our financial reporting and our stock price could suffer.

In connection with the preparation of our financial statements included in our Form 10-K for fiscal year 2011, as well as certain other previously issued financial statements, we concluded that there were material weaknesses in our internal control over financial reporting. While we were able to remedy these material weaknesses during fiscal 2012, as we expand our business, especially outside of the United States, if we fail to maintain our control procedures, or otherwise comply with Section 404 of the Sarbanes-Oxley Act of 2002, it could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

Risk Factors Relating to our Business and Industry

We primarily depend on a single product for our revenue.

Although we generate revenue through the sale of LifeVantage TrueScience®, we primarily rely on the sale of our Protandim® product for our revenue. We do not have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale, or distribution of Protandim®. In addition, we may be unable to sustain or increase the price or sales levels for Protandim®, which could harm our business.

Although our independent distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Our independent distributors are not employees and act independently of us. We implement strict policies and procedures designed to ensure our independent distributors will comply with legal requirements. However, given the size of our independent distributor force, we experience problems with independent distributors violating our policies and procedures from time to time. Our most significant area of risk with respect to independent distributor activities relates to improper product claims and claims regarding the business opportunity of being an independent distributor. Any determination by the Federal Trade Commission or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers. As we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.

If we are unable to retain our existing independent distributors and recruit additional independent distributors, our revenue will not increase and may even decline.

In fiscal 2009, we initiated network marketing sales through which independent distributors enter into agreements with us to sell our products. Our independent distributors may terminate their services at any time, and, like most network marketing companies, we have experienced and are likely to continue to experience turnover among independent distributors. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors.

Our operating results will be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors. The number and productivity of our independent distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our independent distribution channel, or our competitors;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;

•	any changes we might make to our independent distributor compensation plan;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our independent distributors and network marketing businesses in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.

The dietary supplement market is highly competitive.

The dietary supplements retail market is large and highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.

Regulations governing the production and marketing of our personal care product could harm our business.

LifeVantage TrueScience®, our anti-aging skin care product, is subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug. A determination that LifeVantage TrueScience® impacts the structure or function of the human body, or improper marketing claims by our distributors may lead to a determination that LifeVantage TrueScience® requires pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling LifeVantage TrueScience® and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute LifeVantage TrueScience® or impose additional burdens or requirements on the contents of our personal care product or require us to reformulate our product.

Network marketing is heavily regulated.

Various government agencies throughout the world regulate network marketing practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid”

schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets if we are unable to comply with these laws.

Our business is subject to strict government regulations.

The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use).

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. In recent years, there has been increased pressure in the United States and other markets to increase regulation of dietary supplements. New regulations could impose additional restrictions, including requiring reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell Protandim®. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which was passed by Congress in 2006, imposes significant regulatory requirements on dietary supplement manufacturers, packers and distributors including the reporting of “serious adverse events” to the FDA and recordkeeping requirements. Complying with this legislation could raise our costs and negatively impact our business. We and our suppliers are also required to comply with FDA regulations with respect to Current Good Manufacturing Procedures in manufacturing, packaging, or holding dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that we and our subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. In 2011, the FDA published draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient, or NDI, notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that Protandim contains an NDI, if the FDA were to conclude that we should have filed an NDI notification for Protandim, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.

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

We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals who want to pursue an agenda, have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. Future scientific research or publicity may not be favorable to our industry or any particular product, including Protandim®. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting or claimed to have resulted from the consumption or use of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the claims are unsubstantiated or if the adverse effects associated with such products resulted from failure to consume or use such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.

The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that our patents or various contractual protections agreements will adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information, and may not be successful in such defense.

Moreover, our intellectual property rights are more limited outside of the United States than they are in the United States. As such, we cannot assure you that we will be successful in preventing third parties from copying or misappropriating our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate to obtain licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, independent distributors, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

Third parties might claim that we infringe on their intellectual property rights.

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

We are dependent upon third parties to manufacture our product.

We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. If any of our current manufacturers are unable to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.

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

We may become involved in legal proceedings that are expensive, time consuming and, if adversely adjudicated or settled, could adversely affect our financial results.

Litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results. It is not possible to predict the final resolution of the litigation to which we may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

The loss of key personnel could negatively impact our business.

Our future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. In addition, competition for executive and senior staff in the dietary supplement market is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel.

All of our employees are “at will” employees, which means any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management or scientific staff.

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

Risks Related to Ownership of Our Common Stock

If the holders of our outstanding warrants and options exercise their securities for shares of common stock, we will issue up to 24,071,230 shares, which will materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

As of June 30, 2012, we had 110,174,030 shares of common stock outstanding. As of June 30, 2012, we also had outstanding warrants that are exercisable for an aggregate of 12,964,234 shares of common stock and stock options outstanding for an aggregate of 11,106,996 shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

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

The average daily trading volume of our common stock on the over-the-counter market was approximately 406,000 and 294,000 shares per day over the fiscal years ended June 30, 2012 and 2011, respectively. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Substantial sales of shares may impact the market price of our common stock.

If our shareholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate.

We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date. Although during fiscal year 2012 we paid an aggregate of $976,073 to repurchase 678,926 shares of our common stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.

When considering the forgoing risk factors, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1B — UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments issued by the SEC staff.

ITEM 2 — PROPERTIES

Corporate Offices

The term of the lease for our corporate headquarters in Sandy, Utah is for 66 months and we have approximately 20,900 rentable square feet of office space. The lease term began in January 2012 and expires in June 2022.

We lease approximately 3,200 square feet of office space in San Diego, California under a 5-year lease which commenced in November of 2008.

Our subsidiary, LifeVantage Japan K.K., leases office space located in Tokyo, Japan. The term of the lease is for five years commencing on August 1, 2012.

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

ITEM 3 — LEGAL PROCEEDINGS

From time to time we are involved in routine litigation. We regularly review all pending litigation matters and establish reserves deemed appropriate by management for these matters when probable loss is estimable. We may become subject to product liability claims. These claims to date have not been material.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal year
	2012		2011
	High	Low	High	Low
First Quarter	$1.69	$1.28	$0.65	$0.42
Second Quarter	$1.60	$1.32	$0.50	$0.30
Third Quarter	$3.98	$1.33	$0.90	$0.37
Fourth Quarter	$3.88	$2.25	$2.07	$0.72

Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2012, we had 309 shareholders of record and 110,174,030 shares of common stock outstanding. This does not include an unknown number of persons who hold shares through brokers and dealers in street name and who are not listed on our shareholder records.

Dividends

We have not declared any dividends on any class of our equity securities since incorporation and we do not currently anticipate declaring any dividends in the foreseeable future. Other than our previously announced stock repurchase program, we currently intend to retain our future earnings, if any, for use in our operations and the expansion of our business.

ITEM 6 — SELECTED FINANCIAL DATA

Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of December 30, 2011, the last business day of our most recently completed second fiscal quarter, we are considered to be an “accelerated filer.” We were considered to be a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended June 30, 2011. SEC rules and regulations provide that a smaller reporting company transitioning to the larger reporting system, as we are doing this year, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we are not required to provide the information required by this item in this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.

Overview

We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Australia and Mexico through a network of independent distributors, and to preferred and retail customers. We also sell our products directly to consumers located in Canada for personal consumption.

We engage in the identification, research, development, manufacture and distribution of advanced nutraceutical dietary supplements, including our flagship product, Protandim®, the Nrf2 Synergizer® and our anti-aging skin care product, LifeVantage TrueScience®. We currently focus our ongoing internal research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as it relates to health-related disorders.

Our Products

Our products are Protandim® and LifeVantage TrueScience®. Protandim® is a proprietary blend of ingredients that has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage TrueScience® is our science-based anti-aging skin care product, which incorporates some of the ingredients found in our Protandim® product with other proprietary ingredients.

We sell our Protandim® and LifeVantage TrueScience® products primarily through network marketing to independent distributors and to our preferred and retail customers.

To date, we have focused our research efforts on investigating various aspects and consequences of the imbalance of oxidants and antioxidants, an abnormality, which is a central underlying feature in many disorders. We intend to continue our research, development, and documentation of the efficacy of our Protandim® formula to provide credibility to the market. We also anticipate undertaking research, development, testing, licensing and acquisition efforts to be able to introduce additional products in the future, although we may not be successful in this endeavor.

Results of Operations

We commenced sales of our Protandim® product in February 2005 and our LifeVantage TrueScience® product in June 2009. For the fiscal years ended June 30, 2012 and 2011, we generated net revenues of $126,182,848 and $38,919,223, respectively, recognized operating profit of $21,456,384 and $3,702,204, respectively, and incurred net income (loss) of $12,469,077 and $(50,791,750), respectively.

Our expenditures consist primarily of independent distributor commissions, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of Protandim®.

The following table presents certain consolidated earnings data as a percentage of net sales:

	For the years ended,
	June 30, 2012	June 30, 2011
Sales, net	100%	100%
Cost of sales	14.3	15.2

Gross profit	85.7	84.8
Operating expenses:
Sales and marketing	54.2	54.1
General and administrative	13.0	19.3
Research and development	1.1	1.3
Depreciation and amortization	0.4	0.6

Total operating expenses	68.7	75.3

Operating income	17.0	9.5
Other income and (expense):
Interest expense, net	0.0	(15.3)
Change in fair value of derivative liabilities	(5.4)	(124.5)

Total other (expense)	(5.4)	(139.8)

Net income (loss) before income taxes	11.6	(130.3)
Income tax expense	(1.7)	(0.2)

Net income (loss)	9.9%	(130.5)%

Comparison of Fiscal Years Ended June 30, 2012 and 2011

Sales. We generated net sales of $126,182,848 during the year ended June 30, 2012 and $38,919,223 during the year ended June 30, 2011 primarily from the sale of our Protandim® and LifeVantage TrueScience® products. The increase in sales of $87,263,625 was primarily due to significant growth in the number of independent distributors and preferred customers and included an increase in sales in the Americas of $54,645,186 and sales in Japan of $32,618,439. We expect the growth in sales to continue in our fiscal 2013 year as we continue to add new independent distributors and preferred customers and expand into additional international markets.

Gross Margin. Cost of sales were $18,052,151 for the year ended June 30, 2012, and $5,917,394 for the year ended June 30, 2011, resulting in a gross margin of $108,130,697, or 86%, and $33,001,829, or 85%, respectively. The increase in gross margin percentage is due to slightly decreased inventory-related expenses and adjustments to our sales return reserve estimate. We expect the gross margin percentage to remain in the current range for the foreseeable future due to relative stability of our inventory costs at present. Economic conditions and changes in the supply of raw materials could negatively impact our gross margins in the future.

Operating Expenses. Total operating expenses for the year ended June 30, 2012 were $86,674,313 as compared to operating expenses of $29,299,625 for the year ended June 30, 2011. Operating expenses consist of sales and marketing expenses, general and administrative, research and development, and depreciation and amortization. The majority of the increase of $57,374,688 in operating expenses is due to independent distributor commissions on our increased network marketing sales.

Sales and Marketing. Sales and marketing expense for the year ended June 30, 2012 was $68,397,356 compared to $21,060,213 for the fiscal year ended June 30, 2011 representing an increase of $47,337,143 in fiscal year 2012. This increase was due primarily to commissions incurred on increased sales as well as increased event and promotion costs and increased headcount related costs. We expect sales and marketing expenses to continue to increase relative to increases in sales and to remain relatively stable as a percentage of net sales.

General and Administrative. Our general and administrative expense for the year ended June 30, 2012 was $16,396,631 compared to $7,516,106 for the fiscal year ended June 30, 2011. The increase of $8,880,525 was primarily due to an increase in headcount related costs as well as increased professional fees, stock compensation expenses, insurance and travel. We expect our general and administrative expenses to increase as we experience continued growth.

Research and Development. Our research and development expense for the year ended June 30, 2012 was $1,359,055 compared to $508,603 for the year ended June 30, 2011. The increase of $850,452 was due primarily to increased headcount related costs. We expect research and development expenses to increase as we continue to develop our products.

Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2012 was $521,271 compared to $214,703 for the year ended June 30, 2011. The increase of $306,568 primarily relates to fixed asset acquisitions during the year ended June 30, 2012.

Net Other Expense. We recognized net other expense for the year ended June 30, 2012 of $6,784,759 as compared to $54,401,954 for the year ended June 30, 2011. Other expense decreased by $47,617,195, primarily due to a decrease in fair value expense related to derivative liabilities as the instruments were either exercised or the derivative provision was removed. As of June 30, 2012, we have no derivative liability instruments outstanding and do not expect to recognize expense or income relating to derivative liability in future periods.

Income Tax Expense. Our income tax expense for the year ended June 30, 2012 was $2,202,548 as compared to income tax expense of $92,000 for the year ended June 30, 2011. The increase in tax expense is due to the increase in taxable income and is partially offset by the release of our valuation allowance against deferred tax assets in the second quarter of the fiscal year ended June 30, 2012. We expect our income tax expense and effective tax rate to increase as our taxable income increases and our effective rate approaches normal statutory rates in future periods.

Net Income (Loss). Our net income for the year ended June 30, 2012 was $12,469,077 as compared to the net loss of $50,791,750 for the year ended June 30, 2011. This represents an increase in net income of $63,260,827 which is comprised of an increase in operating income of $17,754,180, a decrease in other expense of $47,617,195 and an increase in tax expense of $2,110,548.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of our Protandim® and LifeVantage TrueScience® products and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our products.

At June 30, 2012, our cash and cash equivalents were $24,647,585. This represented an increase of $18,276,611 from the $6,370,974 in cash, cash equivalents and marketable securities as of June 30, 2011. During the fiscal year ended June 30, 2012, our net cash provided by operating activities was $19,388,948 as compared to net cash provided by operating activities of $4,680,925 during the fiscal year ended June 30, 2011. The increase in cash provided by operating activities during the fiscal year ended June 30, 2012 is primarily due to an increase in revenues and operating income for the fiscal year ended June 30, 2012.

During the fiscal year ended June 30, 2012, our net cash used in investing activities was $1,896,272, primarily due to purchases of fixed assets to support our continued growth. During the fiscal year ended June 30, 2011, our net cash used in investing activities was $88,967, primarily due to the purchases of equipment and intangible assets offset by the redemption of available-for-sale marketable securities.

Cash provided by financing activities during the fiscal year ended June 30, 2012 was $745,449, compared to cash provided by financing activities of $169,246 during the fiscal year ended June 30, 2011. Cash provided by financing activities during the fiscal year ended June 30, 2012 was due to exercises of options and warrants offset by our repurchase of shares of our outstanding common stock and the repayment of our line of credit. Cash provided by financing activities during the fiscal year ended June 30, 2011 was primarily due to the exercise of options and warrants.

At June 30, 2012, we had working capital (current assets minus current liabilities) of $22,800,185 compared to negative working capital of $(3,105,045) at June 30, 2011. The increase in working capital was due primarily to increases in cash, inventory and deferred tax assets and the elimination of short-term derivative liabilities. These increases were partially offset by increases in accrued expenses including commissions payable. Based on our forecasted cash flow for fiscal 2013 we expect cash on hand will be sufficient to fund our operations through June 30, 2013 and the foreseeable future thereafter.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended June 30, 2012.

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

There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the following disclosures.

Allowances for Product Returns

We record allowances for product returns at the time we ship the product based on estimated return rates. We offer a 30-day, money back unconditional guarantee to all customers. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased within the prior twelve months, subject to certain consumption limitations. As of June 30, 2012, our shipments of products sold totaling approximately $13,755,361 were subject to the money back guarantee.

We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $862,602 on June 30, 2012, compared with $435,135 on June 30, 2011. For the year ended June 30, 2012 we reduced the amount of our reserve by approximately $300,000 to reflect historical return rates lower than our estimate at the beginning of the year. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation

We state inventories at the lower of cost or market on a first-in first-out basis. From time to time, we maintain a reserve for inventory obsolescence and we base this reserve on assumptions about current and future product demand, inventory whose shelf life has expired, and market conditions. From time to time, we may be required to make additional reserves in the event any of these variables change. We have recorded $34,628 in reserves for obsolete inventory as of June 30, 2012 primarily related to inventory of marketing materials. As of June 30, 2011 we had recorded $74,943 in reserves for obsolete inventory.

Revenue Recognition

We ship the majority of our product directly to the consumer through network marketing sales via UPS and we receive substantially all payment for these sales in the form of credit card charges. We recognize revenue from product sales to customers upon passage of title and risk of loss to customers when product ships from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.

Derivative Instruments

In the past, in connection with the sale of debt or equity instruments, we sold options or warrants to purchase our common stock. Prior to March, 31, 2012, these options or warrants were classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments contained embedded derivative instruments, such as conversion options, which in certain circumstances were required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

We estimated fair values of derivative financial instruments using various techniques that are considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we considered, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally used the Black Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For embedded conversion features we generally used a lattice technique because it contains all the requisite assumptions to value these features. Estimating fair values of derivative financial instruments required the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss would reflect the volatility in changes to these estimates and assumptions.

As of June 30, 2012, we have eliminated the balances in both short- and long-term derivative liabilities. With a warrant modification approved in December 2011, and the exercise of certain other warrants in March 2012, we have removed all derivative warrant liabilities from the balance sheet and recognized the final changes in fair value of these warrants in the income statement.

Stock-Based Compensation

We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance.

Research and Development Costs

We expense all of our payments related to research and development activities.

Commitments and Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations	$2,878,335	$626,042	$1,672,383	$579,910

Recently Issued Accounting Standards

Refer to “Item 8. Financial Statements and Supplementary Data” and Note 2 to our consolidated financial statements included in Item 15 of this report for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company transitioning to the larger reporting company disclosure requirements, we are not required to provide the information required by this item. See “Item 6. Selected Financial Data,” above.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the consolidated financial statements included in Item 15 of this report and is incorporated into this Item 8 by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012. Such evaluation was based on the framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of the end of the period covered by this report has been audited by Ekhardt, Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2013 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

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

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Douglas C. Robinson
Douglas C. Robinson
Its:	President and Chief Executive Officer
Date:	September 10, 2012

Each person whose individual signature appears below hereby constitutes and appoints Douglas C. Robinson, David S. Colbert and Rob Cutler, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Douglas C. Robinson Douglas C. Robinson	September 10, 2012	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ David S. Colbert David S. Colbert	September 10, 2012	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Elwood Spedden Elwood Spedden	September 10, 2012	Chairman of the Board

/s/ Dave Manovich Dave Manovich	September 10, 2012	Chairman of the Audit Committee

/s/ Joe M. McCord Joe M. McCord	September 10, 2012	Director

/s/ David W. Brown David W. Brown	September 10, 2012	Director

/s/ C. Mike Lu C. Mike Lu	September 10, 2012	Director

Signature	Date	Title

/s/ Garry Mauro Garry Mauro	September 10, 2012	Director

/s/ George E. Metzger George E. Metzger	September 10, 2012	Director

/s/ Michael A. Beindorff Michael A. Beindorff	September 10, 2012	Director

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Amended and Restated Articles of Incorporation	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

3.2(a)	Amended and Restated Bylaws	Exhibit to Form 10-K for the fiscal year ended June 30, 2011, filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to Form 8-K filed on May 31, 2012

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on February 16, 2010.

4.4	Form of Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3#	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement filed on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended on January 10, 2012	Exhibit to Form 8-K filed on January 17, 2012.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.11#	LifeVantage Corporation Annual Incentive Plan effective as of July 1, 2010	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2010 filed on November 8, 2010.

10.12#	LifeVantage Corporation Annual Incentive Plan effective as of July 1, 2011	Filed herewith

10.13(a)#	Scientific Advisory Board Agreement effective as of October 1, 2009 by and between LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.13(b)#	Amendment of Scientific Advisory Board Agreement dated July 21, 2011 by and between LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

10.13(c)#	Employment Agreement dated April 1, 2011 by and between LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

10.13(d)#	Amendment to Employment Agreement dated July 1, 2011 LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

10.14(a)#	Employment Agreement between LifeVantage Corporation and Douglas C. Robinson, dated March 11, 2011 and effective as of March 15, 2011	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2011 filed on May 16, 2011.

10.14(b)#	Amendment to Employment Agreement dated March 23, 2012 by and between LifeVantage Corporation and Douglas C. Robinson	Exhibit to Form 8-K filed on March 27, 2012.

10.14(c)#	Forms of incentive stock option and nonqualifying stock option agreements with Mr. Douglas Robinson dated March 15, 2011	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.15#	Employment Agreement by and between Lifevantage Corporation and David W. Brown, dated May 4, 2011 and effective as of April 1, 2011	Exhibit to Form 8-K filed on May 10, 2011.

10.16#	Employment Agreement by and between Carrie McQueen and Lifevantage Corporation effective as of May 17, 2012	Exhibit to Form 8-K filed on May 18, 2012

10.17#	Employment Agreement by and between Robert Urban and Lifevantage Corporation effective as of May 29, 2012	Exhibit to Form 8-K filed on May 31, 2012

10.18	Agreement between Donny Osmond Concerts, Inc. and LifeVantage Corporation dated September 1, 2011	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.19	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation.	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

21.1	List of Subsidiaries.	Exhibit to Form 10-KSB for fiscal year ended June 30, 2005 filed on October 13, 2005.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

24.1	Power of Attorney	Signature page to this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101*	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith.

#	Management contract or compensatory plan.
*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of LifeVantage Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LifeVantage Corporation

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeVantage Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 10, 2012 expressed an unqualified opinion thereon.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

September 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LifeVantage Corporation

We have audited LifeVantage Corporation’s (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LifeVantage Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeVantage Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado

September 10, 2012

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of,
	June 30, 2012	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$24,647,585	$6,370,974
Marketable securities, available for sale	—	350,000
Accounts receivable, net	333,295	941,802
Inventory	11,352,789	2,124,663
Current deferred income tax asset	1,244,142
Prepaid expenses and deposits	1,250,156	487,812

Total current assets	38,827,967	10,275,251
Long-term assets
Property and equipment, net	1,996,849	227,811
Intangible assets, net	1,881,642	1,963,277
Long-term deferred income tax asset	1,479,273	—
Deposits	342,105	32,173

TOTAL ASSETS	44,527,836	$12,498,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,615,697	$799,210
Commissions payable	5,630,976	1,999,969
Reserve for sales returns	862,602	435,135
Accrued bonuses	2,287,208	782,852
Income tax payable	545,672	36,000
Other accrued expenses	2,932,070	1,423,370
Customer deposits	153,557	33,893
Revolving line of credit and accrued interest	—	433,984
Short-term derivative liabilities	—	7,435,883

Total current liabilities	16,027,782	13,380,296
Long-term liabilities
Deferred rent	216,885	21,017
Derivative liabilities	—	19,905,401

Total liabilities	16,244,667	33,306,714

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock — par value $0.001, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000,000 shares authorized and 110,174,030 and 98,794,499 issued and outstanding as of June 30, 2012 and 2011, respectively	110,853	98,795
Additional paid-in capital	105,154,116	67,606,293
Accumulated deficit	(76,960,603)	(88,453,607)
Accumulated other comprehensive loss	(21,197)	(59,683)

Total stockholders’ equity (deficit)	28,283,169	(20,808,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,527,836	$12,498,512

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended,
	June 30, 2012	June 30, 2011
Sales, net	$126,182,848	$38,919,223
Cost of sales	18,052,151	5,917,394

Gross profit	108,130,697	33,001,829
Operating expenses:
Sales and marketing	68,397,356	21,060,213
General and administrative	16,396,631	7,516,106
Research and development	1,359,055	508,603
Depreciation and amortization	521,271	214,703

Total operating expenses	86,674,313	29,299,625

Operating income	21,456,384	3,702,204
Other expense:
Interest expense	(44,234)	(5,947,683)
Change in fair value of derivative liabilities	(6,740,525)	(48,454,271)

Total other expense	(6,784,759)	(54,401,954)

Net income (loss) before income taxes	14,671,625	(50,699,750)

Income tax expense	(2,202,548)	(92,000)

Net income (loss)	$12,469,077	$(50,791,750)

Net income (loss) per share, basic	$0.12	$(0.69)

Net income (loss) per share, diluted	$0.11	$(0.69)

Weighted average shares, basic	102,695,919	73,173,498
Weighted average shares, diluted	118,330,898	73,173,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	38,486	(27,906)

Other comprehensive income (loss)	$38,486	$(27,906)

Comprehensive income (loss)	$12,507,563	$(50,819,656)

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended June 30, 2012 and 2011

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances, June 30, 2010	61,494,849	$61,495	$21,457,145	$(37,661,857)	$(31,777)	$(16,174,994)
Exercise of options and warrants	9,448,251	9,448	13,091,039	—	—	13,100,487
Conversion of debt to equity	27,851,399	27,852	32,291,624	—	—	32,319,476
Options/Warrants issued for services	—	—	766,485	—	—	766,485
Net loss	—	—	—	(50,791,750)	—	(50,791,750)
Currency translation adjustment	—	—	—	—	(27,906)	(27,906)

Balances, June 30, 2011	98,794,499	$98,795	$67,606,293	$(88,453,607)	$(59,683)	$(20,808,202)
Options/warrants issued for services	—	—	1,322,565	—	—	1,322,565
Exercise of options and warrants	11,909,204	11,909	19,747,336	—	—	19,759,245
Issuance of restricted stock	149,253	149	(149)	—	—	—
Repurchase of company stock	(678,926)	—	—	(976,073)	—	(976,073)
Reclassification of liability warrants	—	—	16,478,071	—	—	16,478,071
Currency translation adjustment	—	—	—	—	38,486	38,486
Net income	—	—	—	12,469,077	—	12,469,077

Balances, June 30, 2012	110,174,030	$110,853	$105,154,116	$(76,960,603)	$(21,197)	$28,283,169

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$12,469,077	$(50,791,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	521,271	214,703
Loss on disposal of equipment	37,598	—
Stock based compensation to employees	1,188,735	670,073
Stock based compensation to non-employees	133,831	96,412
Deferred income tax benefit	(2,723,415)	—
Non-cash interest expense from convertible debentures	—	4,746,905
Non-cash interest expense from amortization of deferred offering costs	—	844,792
Change in fair value of derivative liabilities	6,740,525	48,454,271
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	608,507	(540,205)
(Increase) in inventory	(9,228,126)	(1,630,805)
(Increase) in prepaid expenses and deposits	(762,344)	(333,948)
(Increase) in deposits	(309,932)	(3,561)
Increase in accounts payable	2,816,487	28,269
Increase/(decrease) in customer deposits	119,664	(904)
Increase in accrued expenses	7,581,202	2,932,847
Increase/(decrease) in deferred rent	195,868	(6,174)

Net Cash Provided by Operating Activities	19,388,948	4,680,925

Cash Flows from Investing Activities:
Redemption of marketable securities	350,000	75,000
Purchase of equipment	(2,193,951)	(122,303)
Purchase of intangible assets	(52,321)	(41,664)

Net Cash Used in Investing Activities	(1,896,272)	(88,967)

Cash Flows from Financing Activities:
Net payments on revolving line of credit and accrued interest	(433,984)	—
Excess tax benefits from stock based compensation	387,614	—
Issuance of common stock	—	169,246
Repurchase of company stock	(976,073)	—
Exercise of options and warrants	1,767,892	—

Net Cash Provided by Financing Activities	745,449	169,246

Foreign Currency Effect on cash	38,486	(27,906)
Increase in cash and cash equivalents	18,276,611	4,733,298
Cash and Cash Equivalents — beginning of period	6,370,974	1,637,676

Cash and Cash Equivalents — end of period	24,647,585	6,370,974

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2012	2011
Non Cash Investing and Financing Activities:
Conversion of debt to common stock	—	$5,570,280
Conversion of derivative to common stock	—	$26,749,195
Exercise of warrant liabilities	$17,603,738	$12,931,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	—	$384,893
Cash paid for income taxes	$3,701,000	$56,000

For the year ended June 30, 2012 the Company issued 10,297,204 shares of common stock for a total exercise price of $5,994,929 through non-cash exercises of 12,562,859 warrants. For the year ended June 30, 2011 the Company issued 8,833,845 shares of common stock for a total exercise price of $6,394,700 through non-cash exercises of 12,929,979 warrants.

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation:

LifeVantage Corporation (“LifeVantage” or the “Company”) was formed under Colorado law in June 1988, under the name Andraplex Corporation. The Company amended its name to Yaak River Resources, Inc. in January 1992, to Lifeline Therapeutics, Inc. in October 2004 and to LifeVantage Corporation in November 2006. The Company is in the business of marketing and selling its proprietary products, primarily Protandim®, to individuals throughout the United States and in Japan, Canada and Mexico. LifeVantage is a Colorado corporation with its corporate office in Sandy, Utah.

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

In January 2012, the Company formed LifeVantage Asia Pte. Ltd. (“LifeVantage Asia”) and LifeVantage Australia Pty. Ltd. (“LifeVantage Australia”). LifeVantage Asia is a wholly-owned subsidiary of the Company and LifeVantage Australia is a wholly-owned subsidiary of LifeVantage Asia. In February 2012, the Company formed LifeVantage Hong Kong Pte. Ltd. (“LifeVantage Hong Kong”) and LifeVantage Japan K.K. (“LifeVantage Japan”). LifeVantage Hong Kong and LifeVantage Japan are both wholly-owned subsidiaries of LifeVantage Asia.

Note 2 — Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

The prior year amount for accrued bonuses on the balance sheet has been reclassified to conform to current year presentation.

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

Fair Value of Financial Instruments

Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2012 and 2011. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, marketable securities, accounts receivable, accounts payable, and accrued expenses to be approximately their respective carrying values reported in these consolidated financial statements because of their short maturities.

Fair Value Measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of guidance on fair value measurements and disclosures of our common stock and warrant financing arrangements and to our share-based payment arrangements. Accounting guidance on fair value measurements and disclosures establishes a framework and hierarchy for measuring fair value.

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

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure financial instruments and certain other items at fair value. It was effective for our year beginning July 1, 2008. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.

There were no financial instruments measured at fair value as of June 30, 2012. The summary of fair values of financial instruments as of June 30, 2011 is as follows:

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Marketable Securities	$350,000	$350,000	2	Market Price
Derivative warrant liabilities	$27,341,284	$27,341,284	3	Dilution Adjusted Black-Scholes
Embedded conversion liability	$—	$—	3	Lattice model

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Beginning balance: Derivative liabilities	$27,341,284	$18,567,450
Total losses	6,740,525	48,454,271
Reclassification of liability to equity	(16,478,071)	—
Purchases, sales, issuances and settlements, net	(17,603,738)	(39,680,437)

Ending balance: Derivative liabilities	$—	$27,341,284

Cash and Cash Equivalents

The Company considers only its monetary liquid assets with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable for the years ended June 30, 2012 and 2011 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of June 30, 2012 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2012 and 2011.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. The Company had no work-in-process inventory at June 30, 2012 or 2011. As of June 30, 2012 and June 30, 2011, inventory consisted of:

	June 30,
	2012	2011
Finished goods	$5,964,134	$736,103
Raw materials	5,388,655	1,388,560

Total inventory	$11,352,789	$2,124,663

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated useful lives, using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term. Estimated useful lives range from three to five years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment consist of:

	June 30,
	2012	2011
Equipment	$1,972,306	$471,962
Software	687,242	96,503
Accumulated depreciation	(662,699)	(340,654)

Property and equipment, net	$1,996,849	$227,811

Depreciation expense totaled $387,315 and $90,845 for the years ended June 30, 2012 and 2011, respectively.

Intangible Assets

The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. As of June 30, 2012, four U.S. patents have been granted, which are being amortized beginning upon the date of the grant and continuing over their remaining legal lives. Trademarks are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. As of June 30, 2012 and June 30, 2011, intangible assets consisted of:

	June 30,
	2012	2011
Patent costs	$2,321,186	$2,290,558
Trademark costs	201,813	180,120
Accumulated amortization	(641,357)	(507,401)

Intangible assets, net	$1,881,642	$1,963,277

Amortization expense totaled $133,956 and $123,858 for the years ended June 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the years ended June 30, 2012 and 2011 management has concluded that there are no indications of impairment.

Concentration of Credit Risk

Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and marketable securities. At June 30, 2012, the Company had $18,354,156 in cash accounts at one financial institution, $1,292,685 in foreign banks for our Mexico and Japan related businesses and $5,000,745 in an investment management account at another financial institution. As of June 30, 2012 and 2011 and periodically throughout the year the Company’s cash balances exceeded federally insured limits.

Revenue Recognition

We ship the majority of our product directly to the consumer via UPS and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2012 and June 30, 2011, the Company’s reserve balance for returns and allowances was $862,602 and $435,135, respectively.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.

Research and Development Costs

The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2012 and 2011 were $1,359,055 and $508,603, respectively.

Stock-Based Compensation

The Company began using the fair value approach, effective beginning in the first quarter of fiscal 2007, to account for stock-based compensation, in accordance with the modified version of prospective application as prescribed by accounting guidance on stock compensation.

The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board (“SAB”) members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods that ranged from one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of June 30, 2012 there were awards outstanding, net of awards expired, for the purchase in aggregate of 6,927,160 shares of the Company’s common stock. As of June 30, 2012 there were 26,269 shares available for issuance under the 2007 Plan.

The Company adopted and the shareholders approved the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”), effective November 19, 2010, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,900,000 shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors at prices between $0.63 and $3.53, vesting over one to four year periods. As of June 30, 2012 there were awards outstanding, net of awards expired, for the purchase in aggregate of 4,029,836 shares of the Company’s common stock. As of June 30, 2012 there were 2,510,164 shares available for issuance under the 2010 Plan.

Compensation expense was calculated using the fair value method during the fiscal years ended June 30, 2012 and 2011 using the Black-Scholes option pricing model. The following assumptions were used for options and warrants granted during the years ended June 30, 2012 and 2011:

1.	risk-free interest rate of between 0.59 and 1.41 percent in fiscal 2012 and between 1.33 and 2.64 percent in fiscal 2011;

2.	dividend yield of -0- percent in fiscal 2012 and 2011;

3.	expected life of 3.0 to 6.65 years in fiscal 2012 and 2011;

4.	a volatility factor of the expected market price of the Company’s common stock of between 119 and 137 percent in fiscal 2012 and between 125 and 129 percent in fiscal 2011.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 36 million common shares issuable as of June 30, 2011 pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations when their effect is antidilutive. Because the Company incurred a net loss for the year ended June 30, 2011 the basic and diluted average outstanding shares are the same, as including the additional potential common share equivalents would have an antidilutive effect on the loss per share calculation.

The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share:

	Year ended June 30,
	2012	2011
Numerator:
Net income (loss)	$12,469,077	$(50,791,750)
Denominator:
Basic weighted-average common shares outstanding	102,695,919	73,173,498
Effect of dilutive securities:
Stock awards and options	5,516,411	—
Warrants	10,118,568	—

Diluted weighted-average common shares outstanding	118,330,898	73,173,498

Basic	$0.12	$(0.69)

Diluted	$0.11	$(0.69)

Foreign currency translation

A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements.

Segment Information

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows:

	Years ended June 30,
	2012	2011
Americas	$90,121,702	$31,625,250
Asia/Pacific	36,061,146	7,293,973

Total revenues	$126,182,848	$38,919,223

Additional information as to the Company’s operations in the most significant geographical areas is set forth below:

	Years ended June 30,
	2012	2011
United States	$89,230,031	$31,218,035
Japan	35,449,236	7,293,973

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 as amended by ASU 2011-12, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has early adopted this guidance effective September 30, 2011.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing.

The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

Note 3 — Line of Credit

We established a line of credit to borrow up to 80% of our investments in certain marketable securities. The line was collateralized by the proceeds of the repurchase of the marketable securities. The line was paid in full in January 2012, in conjunction with the settlement of the marketable securities and is now closed.

Note 4 — Stockholders’ Equity

During the year ended June 30, 2012 the Company issued 11,909,204 shares of common stock as a result of the exercise of options and warrants. In addition, the Company issued 149,253 shares of restricted common stock to employees

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2012, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

Note 5 — Stock Option Grants and Warrants

Stock Option Grants — In accordance with accounting guidance on stock based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2012 and 2011, stock based compensation of $1,322,566 and $766,485 respectively, was reflected as an increase to additional paid in capital. Of the $1,322,566 stock based compensation for the fiscal year ended June 30, 2012, $1,188,735 was employee related and $133,831 was non-employee related. Of the $766,485 stock based compensation for the fiscal year ended June 30, 2011, $670,073 was employee related and $96,412 was non-employee related.

The Company granted stock options to various of its employees, directors and independent distributors during the year ended June 30, 2012. The options grant the right to purchase shares of the Company’s common stock at prices between $1.33 and $3.53 per share. The Company granted options to purchase shares of the Company’s common stock during the year ended June 30, 2011 at prices between $0.48 and $1.28 per share. The options are not transferable and expire on various dates through June 23, 2021. The Company also granted Stock Appreciation Rights (SARs) to an employee during the year ended June 30, 2012. The intent is to settle the SARs in cash and they are being accounted for using the liability method which requires re-measurement at each reporting period.

The following is a summary of stock option activity for the years ended June 30, 2012 and 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding and exercisable, June 30, 2010	8,535,731	$0.50	8.39

Granted	2,632,000	$1.04	9.65
Exercised	(469,571)	$0.32	7.54
Forfeited	(200,000)	$0.74	—
Expired or Cancelled	—	$0.00	—

Outstanding and exercisable, June 30, 2011	10,498,160	$0.64	7.93

Granted	2,249,503	$2.00	9.11
Exercised	(1,612,000)	$0.45	6.97
Forfeited	(28,667)	$1.57	—
Expired or Cancelled	—

Outstanding and exercisable, June 30, 2012	11,106,996	$0.94	7.36

Warrants

At June 30, 2012, warrants to purchase an aggregate of 12,964,235 shares of the Company’s common stock were outstanding. There were no warrants issued during year ended June 30, 2012.

At June 30, 2011, warrants to purchase an aggregate of 25,460,094 shares of the Company’s common stock were outstanding. There were no warrants issued during year ended June 30, 2011.

The following is a summary of the warrants issued for the years ended June 30, 2012 and 2011:

Common Stock Warrants
Outstanding and exercisable, June 30, 2010	38,580,294

Issued	107,992
Cancelled	—
Exercised	(13,228,192)
Expired	—

Outstanding and exercisable, June 30, 2011	25,460,094

Issued	270,000
Cancelled	—
Exercised	(12,562,859)
Expired	(203,000)

Outstanding and exercisable, June 30, 2012	12,964,235

As of June 30, 2012 the Company had no warrants classified as derivative liabilities.

As of June 30, 2011 the Company classified warrants to acquire an aggregate of 8,360,000 shares issued in conjunction with the 2009 private placement of common stock as a short-term derivative liability. The Company estimated the fair value of the liability at June 30, 2011 as $7,435,883 using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 0.29 percent;

2)	dividend yield of -0- percent;

3)	expected life of 0.72 to 0.78 years;

4)	a volatility factor of the expected market price of the Company’s common stock of 106 percent.

As of June 30, 2011 the Company classified warrants to acquire an aggregate of 15,168,052 shares issued in conjunction with the 2009 and 2010 convertible debentures as a long-term derivative liability. The Company estimated the fair value of the liability at June 30, 2011 as $19,905,401 using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 0.81 to 2.13 percent;

2)	dividend yield of -0- percent ;

3)	expected life of 3.43 to 5.68 years;

4)	a volatility factor of the expected market price of the Company’s common stock of between 137 and 138 percent.

Note 6 — Income Taxes

As of June 30, 2012, the Company had a net operating loss (“NOL”) carry-forward of approximately $5,445,000. The NOL may be offset against future taxable income, if any, through the year ended June 30, 2030. A portion of the NOL carryforward begins to expire in 2024, is subject to review by the Internal Revenue Service, and is subject to U.S. Internal Revenue Code Section 382 limitations. The income tax expense (benefit) for the years ended June 30, 2012 and 2011 consists of the following:

	2012	2011
Income / (Loss) Before Income Taxes:
Domestic	$14,557,000	$(50,534,720)
International	116,000	(165,030)

	$14,673,000	$(50,699,750)

Current Taxes
Federal	$3,758,000	$—
State	1,121,000	92,000
Foreign	47,000	—

Total Current Income Tax Provision	$4,926,000	$92,000
Deferred Taxes
Federal	(2,110,000)	—
State	(602,000)	—
Foreign	(12,000)	—

Total Deferred Income Tax Provision	$(2,724,000)	$—

Net Income Tax Provision	$2,202,000	$92,000

The effective income tax rate for the years ended June 30, 2012 and 2011 differs from the U.S. Federal statutory income tax rate due to the following:

	2012	2011
Federal statutory income tax rate	35.00%	(34.00%)
State income taxes, net of federal benefit	5.50%	.24%
Tax return to provision true-up	(1.01)%	(1.35%)
Permanent differences:
— interest on convertible debt	0.00%	3.44%
— change in derivative liability	16.14%	32.44%
— stock option compensation	0.30%	.21%
— other	0.44%	0.12%
Decrease in valuation allowance	(39.45)%	(0.91%)

Net income tax provision (benefit)	16.04%	(0.18%)

The components of the deferred tax assets and liabilities as of June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal and state net operating loss carryovers	$2,453,000	$4,832,000
Research and development tax credits	—	31,000
Contribution carryover	—	13,000
Stock option compensation	988,000	722,000
Accrued vacation, allowance for returns, bonuses & other	600,000	540,000

Deferred tax asset	$4,041,000	$6,138,000
Deferred liabilities
Patents and trademarks	(587,000)	(625,000)
Change in tax accounting methods	(44,000)	(36,000)
Property & equipment	(540,000)	(6,000)

Total deferred liabilities	(1,171,000)	(667,000)

Net deferred tax asset	2,870,000	5,471,000
Less: valuation allowance	(147,000)	(5,471,000)

Deferred tax assets	$2,723,000	$—

The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes in the amount of unrecognized tax benefits that may occur within the next twelve months. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2009 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2008 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.

The total recognized tax benefit from settlement of stock based awards for the period ending June 30, 2011 was $579,000.

Note 7 — Related Parties

During the year ended June 30, 2012 one of the Company’s board members earned and was paid $30,605 under a consulting agreement which was terminated in January of 2012 in conjunction with expiration of that board member’s term of service as a director.

During the year ended June 30, 2011 one of the Company’s board members earned and was paid $30,546 under a consulting agreement. Also during the year ended June 30, 2011 the daughter of a board member was paid $11,000 and received product in exchange for promotional activities.

During the year ended June 30, 2011 one of the Company’s board members earned $443,410 under a consulting agreement. The Company paid the board member $388,935 during the year and as of June 30, 2011 owed the remaining $54,475 which was subsequently paid in July 2012.

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

Note 8 — Commitments

Corporate Offices

On July 31, 2008 the Company entered into a five (5) year lease agreement in San Diego, California. Pursuant to the lease agreement, we prepaid rent of $7,850. Monthly rent payments began July 1, 2008 and are as follows: $7,850 for July 2008; rent is abated during the months of August, September and October 2008, $7,850 per month from November 2008 through June 2009; $8,125 per month from July 2009 through June 2010; $8,409 per month from July 2010 through June 2011; $8,703 per month from July 2011 through June 2012; and $9,008 per month from July 2012 through June 2013.

In March 2009 the Company entered into a thirty nine (39) month sublease in South Jordan, Utah. Pursuant to the agreement, we prepaid rent of $17,256. Monthly rent payments of $17,256 began March 1, 2009 and are as follows: $17,256 per month from March 2009 through February 2010; $17,773 per month from March 2010 through February 2011; $18,306 per month from March 2011 through February 2012; and $18,855 per month from March 2012 through May 31, 2012. As of April 2012, the Company was allowed to terminate the lease early in exchange for some existing leasehold improvements with a net book value of less than $30,000.

In September 2011 the Company entered into a sixty six (66) month lease agreement in Sandy, Utah. Pursuant to the lease agreement, we prepaid rent of $35,748. In June 2012 the lease was amended to add additional space. Monthly rent payments are as follows: $35,748 per month from July 2012 to August 2012;$44,645 per month from September 2012 through June 2013; $45,538 per month from July 2013 through June 2014; $46,449 per month from July 2014 through June 2015; $47,378 per month from July 2015 through June 2016; and $48,326 per month from July 2016 through June 2017.

Rent expense totaled $408,764 and $319,070 for the years ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, future minimum lease payments under the non-cancelable leases are as follows:

Year ending June 30,
2013	$626,042
2014	546,459
2015	557,388
2016	568,536
2017	579,910

Total future minimum Lease payments	$2,878,335

Other Commitments

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations	$2,878,335	$626,042	$1,672,383	$579,910

Note 9 — Interim Financial Results (Unaudited)

The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2012 and 2011:

LIFEVANTAGE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED QUARTERLY RESULTS

(in ‘000’s except per share data)

	Quarter				Year ended June 30, 2012
Year ended June 30, 2012	First	Second	Third	Fourth
Sales, net	$20,083	$25,284	$36,212	$44,604	$126,183
Gross profit	17,127	21,604	31,223	38,177	108,131
Net income (loss)	$3,724	$8,759	$(4,846)	$4,832	$12,469
Per common share:
Income (loss) per share, basic	$0.04	$0.09	$(0.05)	$0.04	$0.12
Income (loss) per share diluted	$0.02	$0.05	$(0.05)	$0.04	$0.11

	Quarter				Year ended June 30, 2011
Year ended June 30, 2011	First	Second	Third	Fourth
Sales, net	$6,443	$7,460	$9,975	$15,041	$38,919
Gross profit	5,423	6,269	8,393	12,917	$33,002
Net income (loss)	$715	$5,448	$(9,768)	$(47,187)	$(50,792)
Per common share:
Income (loss) per share, basic	$0.01	$0.08	$(0.13)	$(0.56)	$(0.69)
Income (loss) per share, diluted	$(0.01)	$(0.00)	$(0.13)	$(0.56)	$(0.69)

Note 10 — Subsequent Events

On July 2, 2012, Lifevantage Japan KK, as lessee, entered into a fixed term building lease agreement with Gashu Enterprise KK, as lessor, for office space located in Tokyo, Japan. The term of the lease is for five years commencing on August 1, 2012 and the monthly rent is approximately $108,000 (at the current foreign currency exchange rate and including common area charges and applicable taxes). If the lessor terminates the lease due to our breach of its terms or for other specified reasons, we must pay the lessor an amount equal to the rent that would have been payable for the term of the lease. At such time as the lease agreement terminates or expires and we vacate the building, we are required to return the leased area to its original state at our cost.

We formed a wholly-owned subsidiary, LifeVantage Canada Ltd., under the Companies Act (Nova Scotia) on July 30, 2012.

The USPTO issued Patent No. 8,221,805 to us on July 17, 2012, which patent resulted from U.S. Patent Application No. 13/039,073, Compositions for Alleviating Inflammation and Oxidative Stress in a Mammal.