Form 10-Q
period 2012-09-30
Lifevantage Corp
filed 2012-11-08
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number 001-35647

LIFEVANTAGE CORPORATION

(Exact name of Registrant as specified in its charter)

COLORADO	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9815 S. Monroe Street, Ste. 100, Sandy, UT 84070

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 1, 2012 was 113,076,232.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to successfully expand our operations in both existing and new markets;

•	Difficulty in managing our growth and expansion;

•	Inability to conform our business operations in Japan to applicable government regulations;

•	Disruptions in our information technology systems;

•	Deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Inability to raise additional capital if and when needed;

•	Environmental liabilities stemming from past operations and property ownership;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Significant dependence upon a single product;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	Competition in the dietary supplement market;

•	Regulations governing the production or marketing of our personal care product;

•	Significant government regulations on network marketing activities;

•	Unfavorable publicity on our business or products;

•	Inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property rights;

•	Investigatory and enforcement action by the federal trade commission;

•	Third party and governmental actions involving our network marketing sales activities;

•	Dependence on third party manufacturers to manufacture our product;

•	Inability to obtain raw material for our product;

•	Product liability claims against us;

•	Loss of key personnel;

•	Economic, political and other risks associated with international operations;

•	The market price of our securities could be adversely affected by the sales of restricted securities;

•	Volatility of the market price of our common stock;

•	The illiquidity of our common stock; and

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and, except as required by law, do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of,
(In thousands, except per share data)	September 30, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$25,178	$24,648
Accounts receivable	230	333
Inventory	13,066	11,353
Current deferred income tax asset	1,244	1,244
Prepaid expenses and deposits	2,029	1,250

Total current assets	41,747	38,828
Long-term assets
Property and equipment, net	3,360	1,997
Intangible assets, net	1,848	1,882
Long-term deferred income tax asset	1,479	1,479
Deposits	1,587	342

TOTAL ASSETS	$50,021	$44,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,424	$3,615
Commissions payable	6,521	5,631
Reserve for sales returns	611	863
Accrued bonuses	750	2,287
Income tax payable	465	546
Other accrued expenses	4,540	2,932
Customer deposits	186	154

Total current liabilities	15,497	16,028
Long-term liabilities
Deferred rent	405	217

Total liabilities	15,902	16,245

Commitments and contingencies
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 112,848 and 110,174 issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	114	111
Additional paid-in capital	106,827	105,154
Accumulated deficit	(72,796)	(76,961)
Accumulated other comprehensive loss	(26)	(21)

Total stockholders’ equity	34,119	28,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,021	$44,528

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,
(In thousands, except per share data)	2012	2011
Sales, net	$52,859	$20,083
Cost of sales	7,807	2,957

Gross profit	45,052	17,126
Operating expenses:
Sales and marketing	29,540	10,543
General and administrative	7,853	2,839
Research and development	514	234
Depreciation and amortization	238	80

Total operating expenses	38,145	13,696

Operating income	6,907	3,430
Other income (expense):
Other expense	(41)	(39)
Change in fair value of derivative liabilities	—	805

Total other income (expense)	(41)	766

Net income before income taxes	6,866	4,196

Income tax expense	(2,701)	(472)

Net income	4,165	$3,724

Net income per share, basic	$0.04	$0.04

Net income per share, diluted	$0.03	$0.02

Weighted average shares, basic	110,867	98,955
Weighted average shares, diluted	125,781	121,959
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5)	84

Other comprehensive income (loss)	(5)	84

Comprehensive income	$4,160	$3,808

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
(In thousands)	Shares	Amount
Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Options/Warrants issued for services	—	—	489	—	—	489
Exercise of options and warrants	2,578	3	1,184	—	—	1,187
Issuance of restricted stock	96	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	4,165	—	4,165

Balances, September 30, 2012	112,848	$114	$106,827	$(72,796)	$(26)	$34,119

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$4,165	$3,724
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	238	80
Stock based compensation to employees	489	251
Stock based compensation to non-employees	—	104
Change in fair value of derivative liabilities	—	(805)
Changes in operating assets and liabilities:
Increase/(decrease) in accounts receivable	103	(374)
(Increase)/decrease in inventory	(1,713)	(632)
Increase in prepaid expenses and deposits	(779)	(168)
Increase in long-term deposits	(1,245)	(60)
Increase/(decrease) in accounts payable	(1,191)	410
Increase in customer deposits	32	2
Increase in accrued expenses	628	810
Decrease in deferred rent	188	(3)

Net Cash Provided by Operating Activities	915	3,339

Cash Flows From Investing Activities:
(Purchase) of equipment	(1,567)	(355)
(Purchase) of intangible assets	—	(14)

Net Cash Used in Investing Activities	(1,567)	(369)

Cash Flows from Financing Activities:
Issuance of common stock	1,187	12

Net Cash Provided by Financing Activities	1,187	12

Foreign Currency Effect on Cash	(5)	84
Increase in Cash and Cash Equivalents	530	3,066
Cash and Cash Equivalents — beginning of period	24,648	6,371

Cash and Cash Equivalents — end of period	25,178	9,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash assets acquired under a capital lease	$—	$18
Cash paid for interest expense	$—	$4
Cash paid for income taxes	$2,430	$162

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Lifevantage Corporation (the “Company”) as of and for the year ended June 30, 2012 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 10, 2012.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of September 30, 2012, and the results of operations for the three month periods ended September 30, 2012 and 2011 and the cash flows for the three month periods ended September 30, 2012 and 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2012 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2012, and included in the Annual Report on Form 10-K on file with the SEC.

Note 2 — Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency Statements

The Company translates the financial statements of its foreign entities by using the current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. For any investment in subsidiaries and retained earnings, the historical exchange rate is used. For revenue, expenses, gains, and losses, an appropriately weighted average exchange rate for the period is used.

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

Accounts Receivable

The Company’s accounts receivable for the periods ended September 30, 2012 and June 30, 2012 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of September 30, 2012 is not necessary. No bad debt expense has been recorded for the periods ended September 30, 2012 and June 30, 2012.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of its product. As of September 30, 2012 and June 30, 2012, inventory consisted of (in thousands):

	September 30, 2012	June 30, 2012
Finished goods	$6,217	$5,964
Raw materials	6,849	5,389

Total inventory	$13,066	$11,353

Revenue Recognition

The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2012 and June 30, 2012, the Company’s reserve balance for returns and allowances was approximately $611,000 and $863,000, respectively.

Income/(Loss) per share

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended September 30, 2012 the effects of approximately 542,000 common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three month period ended September 30, 2011 the effects of approximately 515,000 common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income	$4,165	$3,724
Denominator:
Basic weighted-average common shares outstanding	110,867	98,955
Effect of dilutive securities:
Stock awards and options	5,652	5,659
Warrants	9,262	17,345

Diluted weighted-average common shares outstanding	125,781	121,959

Basic	$0.04	$0.04

Diluted	$0.03	$0.02

The numerator at September 30, 2011 was adjusted for purposes of calculating the diluted earnings per share by subtracting the income from the change in fair value of derivative liabilities of $805,000.

Segment Information

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. Substantially all long-lived assets are located in the U.S. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Americas	$32,306	$15,317
Asia/Pacific	20,553	4,766

Total revenues	$52,859	$20,083

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below:

	Three Months Ended September 30,
	2012	2011
United States	$32,066	$15,219
Japan	$19,532	$4,766

Research and Development Costs

The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three month periods ended September 30, 2012 and 2011 were approximately $514,000 and $234,000, respectively.

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

As of September 30, 2012 the Company has recognized income tax expense of $2.7 million which is the Company’s estimated federal and state income tax liability for the three months ended September 30, 2012. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, the Company will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 38.99% and the Federal statutory rate of 35.00% is due to state income taxes (net of federal benefit), and certain permanent differences between taxable and book income.

The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.

Concentration of Credit Risk

The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2012, the Company had $13.7 million in cash accounts that were held primarily at one financial institution, approximately $1.5 million in foreign bank accounts and $10.0 million in an investment management account at another financial institution. As of September 30 and June 30, 2012 the Company’s cash balances exceeded federally insured limits.

Effect of New Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

Note 3 — Stockholders’ Equity

During the three months ended September 30, 2012 the Company issued 2,577,926 shares of common stock as a result of the exercise of warrants and options and 96,500 shares of restricted stock.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2012, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

Note 4 — Stock-based Compensation

The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 10,000,000 shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board (“SAB”) members at prices between $0.21 and $1.50 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of September 30, 2012, awards for the purchase of an aggregate of 6.1 million shares of the Company’s common stock are outstanding under the 2007 Plan.

The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors at prices between $0.63 and $3.53 per share, subject to various vesting periods. As of September 30, 2012 , awards with respect to 4.2 million shares of the Company’s common stock were outstanding under the 2010 Plan.

Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. The Company has adjusted the expense for anticipated forfeitures. Compensation based options and restricted stock totaling 233,900 and 87,500 shares were granted for the three month periods ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, stock based compensation of $489,000 was reflected as an increase to additional paid in capital. All of the stock based compensation for the three months ended September 30, 2012 was employee related. For the three months ended September 30, 2011, stock based compensation of approximately $355,000 was reflected as an increase to additional paid in capital. Of the stock based compensation for the three months ended September 30, 2011, approximately $251,000 was employee related and $104,000 was non-employee related.

Compensation expense was calculated using the fair value method during the three month periods ended September 30, 2012 and 2011 using the Black-Scholes Merton option pricing model. The following assumptions were used for options and warrants granted during the three month periods ended September 30, 2012 and 2011:

1.	risk-free interest rates of 0.82 and 0.88 percent for the three months ended September 30, 2012 and 0.93 and 0.95 percent for the three months ended September 30, 2011;

2.	dividend yield of -0- percent;

3.	expected life of 4 to 6 years; and

4.	a volatility factor of the expected market price of the Company’s common stock of 126 percent for the three months ended September 30, 2012 and 137 percent for the three months ended September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended June 30, 2012 and the risk factors discussed therein.

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

Net revenue from Protandim®, TrueScience® and related marketing materials totaled approximately $52.9 million and $20.1 million for the three months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue We generated net sales of $52.9 million during the three months ended September 30, 2012, and generated net sales of $20.1 million during the three months ended September 30, 2011. The increase in sales of $32.8 million is due to increased sales in the Americas and Asia Pacific regions. The U.S. made up $16.8 million of the increase and Japan made up $14.8 million of the increase.

Gross Margin Our gross profit percentage for the three month periods ended September 30, 2012 and 2011 was 85%. We expect the gross margin percentages for this sales channel to remain in this range for the foreseeable future.

Operating Expenses Total operating expenses for the three months ended September 30, 2012 were $38.0 million as compared to operating expenses of $13.7 million for the three months ended September 30, 2011. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. The increase in operating expenses is due primarily to the need to support the increased number of independent distributors and preferred customers selling and consuming our products. We expect our operating expenses to continue to increase proportionate to sales increases and as we continue to grow.

Sales and Marketing Expenses Sales and marketing expense increased from $10.5 million for the three months ended September 30, 2011 to $29.5 million for the three months ended September 30, 2012. This increase was due primarily to commissions paid to distributors due to the higher sales volume, increased headcount and promotional events. We expect continued increases in sales and marketing expenses as our sales increase.

General and Administrative Expenses Our general and administrative expense increased from $2.8 million for the three months ended September 30, 2011 to $7.9 million for the three months ended September 30, 2012. The increase of $5.1 million is primarily due to increased headcount, lease costs for additional office space and administration costs associated with our Japan operations. We expect general and administrative expenses to remain relatively stable, however we expect periodic increases associated with additional personnel required to support our growth.

Research and Development Our research and development expenses increased from $234,000 for the three months ended September 30, 2011 to $514,000 for the three months ended September 30, 2012. The increase of $280,000 is primarily a result of an increase in personnel costs. Continued investment in research and development is a company priority and we intend to commit up to approximately 2% of our total net sales in future periods for research and development efforts. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects, which are currently in the planning stages.

Depreciation and Amortization Expense Depreciation and amortization expense increased from $80,000 during the three months ended September 30, 2011 to $238,000 during the three months ended September 30, 2012. The year-over-year increase for the three month period was due primarily to assets purchased during the previous fiscal year and the quarter ended September 30, 2012 to support our continuing growth.

Net Other Income (Expense) We recognized net other expense of $41,000 during the three months ended September 30, 2012 as compared to net other income of $766,000 during the three months ended September 30, 2011. The income recognized during the three months ended September 30, 2011 was primarily from the change in fair value of derivative liabilities. As of September 30, 2012 we have no instruments classified as derivative liabilities.

Income Tax Expense We recognized $2.7 million in income tax expense for the three month period ended September 30, 2012 as compared to $472,000 for the three months ended September 2011. The income tax expense in 2012 reflects our estimated liability for Federal and state income taxes for the three months ended September 30, 2012.

Net Income We recorded net income of $4.2 million for the three month period ended September 30, 2012 compared to net income of $3.7 million for the three month period ended September 30, 2011.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance our continued expansion of sales through our network of independent distributors. This includes the costs associated with additional support personnel, compensating our distributors, the manufacture and sale of our products, capital investments in systems and infrastructure and general and administrative expenses. In order to remain cash flow positive from operations, we must maintain or continue to increase sales and maintain or limit expense increases.

Our primary source of liquidity is cash generated from the sales of our products. As of September 30, 2012, our available liquidity was $25.2 million, including available cash and cash equivalents. This represented an increase of $600,000 from the $24.6 million in cash and cash equivalents as of June 30, 2012. Our cash provided by operating activities during the three month period ended September 30, 2012 decreased to $915,000 from $3.3 million for the three month period ended September 30, 2011 primarily as a result of income tax paid, a decrease in accounts payable, and increases in inventory and lease deposits.

During the three months ended September 30, 2012, our net cash used by investing activities was $1.6 million, due primarily to the purchase of fixed assets. During the three months ended September 30, 2011, our net cash used by investing activities was $369,000 primarily due to the purchase of fixed and intangible assets.

Cash provided by financing activities during the three months ended September 30, 2012 was $1.2 million compared to cash provided by financing activities of $12,000 during the three months ended September 30, 2011. Cash provided by financing activities resulted from exercises of options and warrants.

At September 30, 2012, we had working capital (current assets minus current liabilities) of $26.2 million, compared to working capital of $22.8 million at June 30, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

We offer a 30-day, money back unconditional guarantee to all direct customers. As of September 30, 2012, approximately $14.4 million of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment wholly at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.

We monitor our returns estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $ 611,000 at September 30, 2012, compared with $863,000 at June 30, 2012. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation We value our inventory at the lower of cost or market value on a first in first out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

We have recorded $233,000 of obsolescence costs as of September 30, 2012 primarily for obsolete marketing materials.

Revenue Recognition We ship the majority of our product directly to the consumer through the direct to consumer and network marketing sales channels and receive substantially all payment for these shipments in the form of credit card charges. We recognize revenue from direct product sales to customers upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.

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

The identification of, and accounting for, derivative instruments is complex. For options, warrants and any bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes Merton option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

Research and Development Costs We have expensed all of our payments related to research and development activities.

Commitments and Obligations The following table summarizes our contractual payment obligations and commitments as of September 30, 2012 (in thousands)

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Lease Obligations	$20,074	$1,115	$8,835	$3,052	$7,072

Recently Issued Accounting Standards

We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of December 31, 2011, the last business day of our most recently completed second fiscal quarter, we are considered to be an “accelerated filer.” We were considered to be a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended June 30, 2011. SEC rules and regulations provide that a smaller reporting company transitioning to the larger reporting system, as we did in fiscal 2012, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we were not required to and did not provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in our annual report on Form 10-K for our fiscal year ended June 30, 2012. As a result, we are not required to provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in this quarterly report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes In Internal Control over Financial Reporting

An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

Following the end of the quarterly period covered by this report, we became subject to the legal proceeding and claims discussed in the following paragraph. In management’s opinion, there is not a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to this legal proceeding. However, the outcome of legal proceedings and claims brought against our company are subject to significant uncertainty. Though we believe it unlikely, if this legal matter was resolved against our company for amounts in excess of management’s expectations, our financial statements of the reporting period during which it is so resolved could be materially adversely affected.

In October 2012, a shareholder filed a purported class action complaint against our company and each of our directors alleging that the proposal in our proxy statement for our annual meeting of shareholders to be held on November 14, 2012 requesting shareholder approval of a non-binding advisory resolution approving the compensation of our named executive officers as disclosed pursuant to the SEC’s compensation disclosure rules was misleading and incomplete. The plaintiff claims, among other things, that our directors violated fiduciary duties and that our company knowingly aided and abetted our directors’ alleged wrongdoing. We believe that this lawsuit is without merit and intend to defend it vigorously.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 1,796,176 unregistered shares of our common stock upon the exercise of warrants we previously issued in connection with private placements. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 20, 2012, we entered into a lease agreement with Sandy Park II L.L.C. for our new corporate headquarters to be located at 9800 South Monroe Street, Sandy, Utah 84070. The lease is for approximately 44,353 square feet, with a right of first offer to lease certain other space in the building when such space becomes available. The base rent will be $86,858.23 per month for the first twelve months, with the base rent escalating as follows:

Escalation Commencement	Monthly Rent
Commencing the 1st day of the 13th month:	$ 90,554.33
Commencing the 1st day of the 25th month:	$ 94,250.42
Commencing the 1st day of the 37th month:	$ 97,946.52
Commencing the 1st day of the 49th month:	$101,642.61
Commencing the 1st day of the 61st month:	$105,338.71
Commencing the 1st day of the 73rd month:	$109,034.86
Commencing the 1st day of the 85th month:	$112,730.96
Commencing the 1st day of the 97th month:	$116,426.99
Commencing the 1st day of the 109th month:	$120,123.09

The term of the lease will begin on the date we take possession of the premises, and will continue for a period of ten years. We anticipate taking possession of the premises on or about August 31, 2013.

The foregoing description of the terms of the lease agreement is qualified in its entirety by reference to the lease, which is filed as an exhibit to this report.

Item 6. Exhibits

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: November 8, 2012	/s/ Douglas C. Robinson
Douglas C. Robinson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ David S. Colbert
David S. Colbert
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Document Description	Incorporation by Reference
10.1	Lease with Sandy Park II L.L.C. dated September 20, 2012.	Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended September 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Lifevantage Corporation whether made before or after the date hereof, regardless of any general incorporation language in such filing.