Form 10-Q
period 2012-12-31
Lifevantage Corp
filed 2013-02-07
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 1, 2013 was 113,669,504.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to successfully expand our operations in both existing and new markets;

•	Difficulty in managing our growth and expansion;

•	Challenges relating to transitioning our business in Japan from a “not-for-resale” model to a direct selling model;

•	Inability to conform our business operations in Japan to applicable government regulations;

•	Disruptions in our information technology systems;

•	Inability of new products to gain distributor and market acceptance;

•	Costs of our voluntary recall being significantly more than we estimated;

•	Deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Inability to raise additional capital if and when needed;

•	Environmental liabilities stemming from past operations and property ownership;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Significant dependence upon a single product;

•	Adverse effects, including adverse publicity, surrounding and related to product recalls, such as the voluntary product recall we initiated during the quarter ended December 31, 2012;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	Competition in the dietary supplement market;

•	Regulations governing the production or marketing of our personal care product;

•	Significant government regulations on network marketing activities;

•	Unfavorable publicity on our business, products, business model or industry;

•	Inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property rights;

•	Investigatory and enforcement action by the federal trade commission;

•	Third party and governmental actions involving our network marketing sales activities;

•	Strengthening of the United States dollar against foreign currencies, specifically the Japanese yen;

•	Dependence on third party manufacturers to manufacture our product;

•	Inability to obtain raw material for our product;

•	Product liability claims against us;

•	Loss of key personnel;

•	Economic, political and other risks associated with international operations;

•	The market price of our securities could be adversely affected by the sales of restricted securities;

•	Volatility of the market price of our common stock;

•	The illiquidity of our common stock; and

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Part I. Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q or under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and, except as required by law, do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

INDEX

		PAGE
PART I. Financial Information		5
Item 1.	Financial Statements:	5
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2012 and June 30, 2012	5
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) — For the Three and Six Month Periods Ended December 31, 2012 and 2011	6
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) — For the Six Month Period Ended December 31, 2012	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Month Periods Ended December 31, 2012 and 2011	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II. Other Information		17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

PART I Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of,
	December 31, 2012	June 30, 2012
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$28,466	$24,648
Accounts receivable	728	333
Inventory	9,552	11,353
Current deferred income tax asset	1,244	1,244
Prepaid expenses and deposits	4,348	1,250

Total current assets	44,338	38,828
Long-term assets
Property and equipment, net	5,671	1,997
Intangible assets, net	1,814	1,882
Long-term deferred income tax asset	1,480	1,479
Deposits	1,525	342

TOTAL ASSETS	$54,828	$44,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,778	$3,615
Commissions payable	6,235	5,631
Reserve for sales returns	742	863
Accrued bonuses	150	2,287
Income tax payable	534	546
Other accrued expenses	5,723	2,932
Customer deposits	575	154

Total current liabilities	18,737	16,028
Long-term liabilities
Other long-term liabilities	1,058	217

Total liabilities	19,795	16,245

Commitments and contingencies
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 113,740 and 110,174 issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	115	111
Additional paid-in capital	107,702	105,154
Accumulated deficit	(72,826)	(76,961)
Accumulated other comprehensive income/(loss)	42	(21)

Total stockholders’ equity	35,033	28,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,828	$44,528

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
(In thousands, except per share data)
Sales, net	$53,438	$25,284	$106,297	$45,367
Cost of sales	8,799	3,680	16,606	6,636
Product recall costs	5,879	—	5,879	—

Gross profit	38,760	21,604	83,812	38,731
Operating expenses:
Sales and marketing	29,593	13,878	59,133	24,420
General and administrative	7,495	3,035	15,404	5,876
Research and development	742	312	1,257	546
Depreciation and amortization	443	97	681	177

Total operating expenses	38,273	17,322	76,475	31,019

Operating income	487	4,282	7,337	7,712
Other income (expense):
Other income (expense), net	(16)	26	(1)	(13)
Change in fair value of derivative liabilities	—	3,142	—	3,947

Total other income (expense)	(16)	3,168	(1)	3,934

Net income before income taxes	471	7,450	7,336	11,646

Income tax (expense) benefit	(262)	1,309	(2,963)	837

Net income	$209	$8,759	$4,373	$12,483

Net income per share, basic	$0.00	$0.09	$0.04	$0.13

Net income per share, diluted	$0.00	$0.05	$0.03	$0.07

Weighted average shares, basic	113,449	99,409	112,158	99,184
Weighted average shares, diluted	127,131	121,231	126,046	121,003

Other comprehensive income, net of tax:
Foreign currency translation adjustment	68	8	63	92

Other comprehensive income	$68	$8	$63	$92

Comprehensive income	$277	$8,767	$4,436	$12,575

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount
(In thousands)

Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Stock-based compensation	—	—	1,051	—	—	1,051
Exercise of options and warrants	3,121	3	1,498	—	—	1,501
Issuance of restricted stock	561	1	(1)	—	—	—
Repurchase of company stock	(116)	—	—	(238)	—	(238)
Currency translation adjustment	—	—	—	—	63	63
Net income	—	—	—	4,373	—	4,373

Balances, December 31, 2012	113,740	$115	$107,702	$(72,826)	$42	$35,033

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2012	2011
(In thousands)
Cash Flows from Operating Activities:
Net income	$4,373	$12,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	177
Stock based compensation	1,051	573
Impairment of inventory	4,176	—
Deferred income tax benefit	—	(2,802)
Change in fair value of derivative liabilities	—	(3,946)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(395)	183
(Increase) in inventory	(2,375)	(910)
(Increase) in prepaid expenses and deposits	(3,098)	(950)
(Increase) in long-term deposits	(1,183)	(60)
Increase in accounts payable	1,162	880
Increase in accrued expenses	1,126	2,417
Increase in customer deposits	421	—
Increase in other long-term liabilities	423	—

Net Cash Provided by Operating Activities	6,362	8,044
Cash Flows from Investing Activities:
Redemption of marketable securities	—	350
Purchase of intangible assets	—	(34)
Purchase of equipment	(3,870)	(1,015)

Net Cash Used by Investing Activities	(3,870)	(699)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	—	(2)
Repurchase of company stock	(238)	(651)
Issuance of company stock	1,501	305

Net Cash Provided (Used) by Financing Activities	1,263	(347)
Foreign Currency Effect on Cash	63	92
Increase in Cash and Cash Equivalents:	3,818	7,090
Cash and Cash Equivalents — beginning of period	24,648	6,371

Cash and Cash Equivalents — end of period	$28,466	$13,461

Non Cash Investing and Financing Activities:
Non-cash increase in property and equipment\other long-term liabilities	$418	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$5,400	$1,865

The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 10, 2012.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of December 31, 2012, and the results of operations for the three and six month periods ended December 31, 2012 and 2011 and the cash flows for the six month periods ended December 31, 2012 and 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Accounts Receivable

The Company’s accounts receivable for the periods ended December 31, 2012 and June 30, 2012 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of December 31, 2012 is not necessary. No bad debt expense has been recorded for the periods ended December 31, 2012 and June 30, 2012.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of December 31, 2012 and June 30, 2012, inventory consisted of (in thousands):

	December 31, 2012	June 30, 2012
Finished goods	$3,673	$5,964
Raw materials	5,879	5,389

Total inventory	$9,552	$11,353

Revenue Recognition

The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of December 31, 2012 and June 30, 2012, the Company’s reserve balance for returns and allowances was approximately $742,000 and $863,000, respectively.

Income per share

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended December 31, 2012 the effects of approximately 692,000 common shares issuable upon exercise options granted pursuant to the Company’s 2010 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive. For the three month period ended December 31, 2011 the effects of approximately 515,000 common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income	$209	$8,759	$4,373	$12,483
Denominator:
Basic weighted-average common shares outstanding	113,449	99,409	112,158	99,184
Effect of dilutive securities:
Stock awards and options	4,936	5,033	5,026	4,976
Warrants	8,746	16,789	8,862	16,843

Diluted weighted-average common shares outstanding	127,131	121,231	126,046	121,003

Basic	$0.00	$0.09	$0.04	$0.13

Diluted	$0.00	$0.05	$0.03	$0.07

For the three and six months ended December 31, 2011 the numerator for the diluted earnings per share calculation excluded the income from the change in fair value of derivative liabilities in the amounts of $3.1 million and $3.9 million, respectively.

Segment Information

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. As of December 31, 2012 long-lived assets were $3.2 million in the U.S. and $2.5 million in Japan. Revenues by geographic area are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Americas	$32,112	$18,550	$64,419	$33,867
Asia/Pacific	21,326	6,734	41,878	11,500

Total revenues	$53,438	$25,284	$106,297	$45,367

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

United States	$31,789	$18,256	$63,854	$33,475
Japan	20,468	6,734	39,999	11,502

Research and Development Costs

We expense all costs related to research and development activities as incurred. Research and development expenses for the six month periods ended December 31, 2012 and 2011 were approximately $1.3 million and $546,000, respectively.

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

For the six months ended December 31, 2012 the Company has recognized income tax expense of $3.0 million which is the Company’s estimated federal and state income tax liability for the six months ended December 31, 2012. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the effective rate of 39.63% and the Federal statutory rate of 35.00% is due to state income taxes (net of federal benefit), and certain permanent differences between taxable and book income.

Concentration of Credit Risk

The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2012, the Company had $18.4 million in cash accounts that were held primarily at one financial institution and $10.0 million in an account at another financial institution. As of December 31 and June 30, 2012 the Company’s cash balances exceeded federally insured limits.

Effect of New Accounting Pronouncements

We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 3 — Stockholders’ Equity

During the three and six months ended December 31, 2012 the Company issued 542,645 and 3,120,571 shares of common stock, respectively as a result of the exercise of warrants and options and 464,366 and 560,866 shares of restricted stock, respectively.

On December 14, 2012 the Company announced a share repurchase program. As of December 31, 2012 the Company has repurchased 116,000 shares under this program.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2012, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.

Note 4 — Stock-based Compensation

The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board members at prices between $0.21 and $1.50 per share, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of December 31, 2012, awards for the purchase of an aggregate of 5.9 million shares of our common stock are outstanding under the 2007 Plan.

The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors at prices between $0.63 and $3.53 per share, subject to various vesting periods. As of December 31, 2012, awards with respect to 4.7 million shares of the Company’s common stock were outstanding under the 2010 Plan.

Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. The Company has adjusted the expense for anticipated forfeitures. Compensation based options and restricted stock totaling 464,366 and 698,266 shares were granted for the three and six month periods ended December 31, 2012, respectively. Compensation based options and restricted stock totaling 24,500 and 112,000 shares were granted for the three and six month periods ended December 31, 2011, respectively.

For the three and six months ended December 31, 2012, stock based compensation of $562,000 and $1.1 million, respectively, was reflected as an increase to additional paid in capital. Stock based compensation for the three and six months ended December 31, 2012, was all employee related. For the three and six months ended December 31, 2011, stock based compensation of $218,000 and $573,000, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and six months ended December 31, 2011, $190,000 and $440,000, respectively, was employee related and $28,000 and $133,000, respectively, was non-employee related.

Compensation expense was calculated using the fair value method during the three and six month periods ended December 31, 2012 and 2011 using the Black-Scholes Merton option pricing model. The following assumptions were used for options and warrants granted during the six month periods ended December 31, 2012 and 2011:

1.	risk-free interest rates of between 0.46 and 1.03 percent for the six months ended December 31, 2012 and between 0.93 and 0.97 percent for the six months ended December 31, 2011;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.	a volatility factor of the expected market price of our common stock of between 113 and 127 percent for the six months ended December 31, 2012 between 129 and 137 percent for the six months ended December 31, 2011.

Note 5 — Contingencies

During the three months ended December 31, 2012 the Company initiated a voluntary recall of specific lots of Protandim®. As of December 31, 2012 the Company has recorded $5.9 million in costs related to the recall, including an accrual for approximately $1.8 million for estimated future product replacement costs with a total estimated maximum exposure of approximately $7.3 million. The costs recorded for the recall do not include the net effect of any potential cost recoveries from insurance or other third parties.

Note 6 — Subsequent Events

On January 18, 2013 we introduced Canine Health, a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various risk factors identified in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including the matters set forth below in Part II, Item 1A of this report and Items 1 and 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Overview

We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Australia, Hong Kong and Mexico through a network of independent distributors, and to preferred and retail customers. We also sell our products directly to consumers located in Canada for personal consumption.

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

Recent Developments

In December 2012 we commenced a voluntary recall of certain lots of Protandim® to alleviate concerns that some tablets of Protandim® may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, one of the raw materials used to manufacture Protandim®. We purchase turmeric extract from third party suppliers. We notified the Federal Drug Administration and voluntarily commenced the recall by contacting independent distributors and customers who we believed had bottles of Protandim® subject to the recall.

On January 18, 2013 we introduced Canine Health®, a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds on the same active ingredients as Protandim® to reduce oxidative stress, and support joint function, mobility and flexibility in dogs.

On January 1, 2013 we transitioned our operations in Japan from a “not-for-resale” model to our traditional direct selling model. Additionally, on January 14, 2013 we announced our release in Japan of a new formulation of Protandim that meets local regulatory requirements.

Our Products

Our products are Protandim®, LifeVantage TrueScience® and Canine Health®. Protandim® is a proprietary blend of ingredients that has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage TrueScience® is our science-based anti-aging skin care product, which incorporates some of the ingredients found in our Protandim® product with other proprietary ingredients. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.

We sell our Protandim® , LifeVantage TrueScience® and Canine Health® products primarily through network marketing to independent distributors and to our preferred and retail customers.

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

Net revenue from Protandim®, TrueScience® and related marketing materials totaled approximately $106.3 million and $45.4 million for the six months ended December 31, 2012 and 2011, respectively.

Three and Six Months Ended December 31, 2012 Compared to Three and Six Months Ended December 31, 2011

Revenue We generated net revenue of $53.4 million during the three months ended December 31, 2012, and generated net revenue of $25.3 million during the three months ended December 31, 2011. We generated net revenue of $106.3 million during the six months ended December 31, 2012 and $45.4 million during the six months ended December 31, 2011. The increases in revenue of $28.1 million and $60.9 million for the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011 are due to increased volume through the network marketing sales channel in the Americas and Asia Pacific. Sales in the Americas region accounted for $13.5 million and $30.6 million, respectively, of the increase. Our sales in Asia Pacific accounted for $14.6 million and $30.3 million, respectively, of the increase. During the three and six month periods ended December 31, 2012, substantially all of our sales and marketing effort was directed toward building our network marketing sales channel.

Gross Margin Our gross profit percentage for the three month periods ended December 31, 2012 and 2011 was 73% and 85%, respectively. Our gross profit percentage for the six months ended December 31, 2012 and 2011 was 79% and 85%, respectively. The lower gross margins for the three and six months ended December 31, 2012 are due to product recall costs of $5.9 million recorded in December 2012 related to a voluntary recall of certain lots of our Protandim® product. The costs recorded for the recall do not include the net effect of any potential cost recoveries from insurance or other third parties.

Operating Expenses Total operating expenses for the three months ended December 31, 2012 were $38.3 million as compared to operating expenses of $17.3 million for the three months ended December 31, 2011. Total operating expenses during the six month period ended December 31, 2012 were $76.5 million as compared to operating expenses of $31.0 million during the six month period ended December 31, 2011. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. The increase in total operating expenses for three and six month periods ended December 31, 2012 compared to the relevant prior year periods was primarily due to commissions paid to distributors on the higher sales volume as well as increases in headcount, facilities and related expenses as we have continued to experience high growth. We expect our operating expenses to continue to increase relative to sales increases as we continue to grow.

Sales and Marketing Expenses Sales and marketing expense increased from $13.9 million for the three months ended December 31, 2011 to $29.6 million for the three months ended December 31, 2012. Sales and marketing expenses increased from $24.4 million for the six months ended December 31, 2011 to $59.1 million for the six months ended December 31, 2012. These increases were due primarily to commissions paid to distributors due to higher sales volume. We expect continued increases in sales and marketing expenses as our sales increase.

General and Administrative Expenses Our general and administrative expense increased from $3.0 million for the three months ended December 31, 2011 to $7.5 million for the three months ended December 31, 2012. General and administrative expense increased from $5.9 million for the six months ended December 31, 2011 to $15.4 million for the six months ended December 31, 2012. The increases were due primarily to increased headcount and facilities costs as we have continued to hire to support our growth and to increased legal and professional fees directly related to our growth.

Research and Development Our research and development expenses increased from $312,000 for the three months ended December 31, 2011 to $742,000 for the three months ended December 31, 2012. Research and development expenses increased from $546,000 for the six months ended December 31, 2011 to $1.3 million for the six months ended December 31, 2012. The increases are primarily a result of an increase in salary and benefits. Research and development is a company priority and we have ensured that sufficient cash is available for the remainder of this fiscal year to fund research and development efforts of up to approximately 2% of our total net revenue. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects.

Depreciation and Amortization Expense Depreciation and amortization expense increased from $97,000 during the three months ended December 31, 2011 to $443,000 during the three months ended December 31, 2012. Depreciation and amortization expense increased from $177,000 for the six months ended December 31, 2011 to $681,000 for the six months ended December 31, 2012. These increases were due primarily to capital acquisitions made during the three and six month periods ended December 31, 2012 related to our continuing growth and to new leased office space in Utah and Japan.

Net Other Income (Expense) We recognized net other expense of $16,000 during the three months ended December 31, 2012 as compared to net other income of $3.2 million during the three months ended December 31, 2011. During the six months ended December 31, 2012 we recognized net other expense of $1,000 as compared to net other income of $3.9 million for the six months ended December 31, 2011. Net other income recognized during the three and six months ended December 31, 2011 resulted from the fair value of derivatives. As of June 30, 2012 we had no remaining derivatives requiring fair valuation.

Income Tax Benefit (Expense) We recognized income tax expense of $262,000 and $3.0 million, respectively, for the three and six months ended December 31, 2012 as compared to income tax benefit of $1.3 million and $837,000, respectively, for the three and six months ended December 31, 2011.

Net Income We recorded net income of $209,000 for the three month period ended December 31, 2012 compared to net income of $8.8 million for the three month period ended December 31 2011. We recorded net income of $4.4 million for the six month period ended December 31, 2012 compared to net income of $12.5 million for the six month period ended December 31, 2011.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance our continued expansion. This includes the costs associated with additional support personnel, compensating our distributors, the manufacture and sale of our products, capital investments in systems and infrastructure and other operating expenses. In order to remain cash flow positive from operations, we must maintain or continue to increase sales and maintain or limit expense increases.

Our primary source of liquidity is cash generated from the sales of our products. As of December 31, 2012, our available liquidity was $28.5 million, including available cash and cash equivalents. This represented an increase of $3.8 million from the $24.6 million in cash and cash equivalents as of June 30, 2012. During the six months ended December 31, 2012, our net cash provided by operating activities was $6.4 million as compared to net cash provided by operating activities of $8.0 million during the six months ended December 31, 2011. Our cash provided by operating activities during the six month period ended December 31, 2012 decreased primarily due to headcount and facilities costs we incurred as we expanded in the Japan and Hong Kong markets. During the six months ended December 31, 2012, our net cash used by investing activities was $3.9 million, due to the purchase of fixed assets. During the six months ended December 31, 2011, our net cash used by investing activities was $699,000 primarily due to the purchases of fixed assets and partially offset by the redemption of marketable securities.

Cash provided by financing activities during the six months ended December 31, 2012 was $1.3 million compared to cash used by financing activities of $347,000 during the six months ended December 31, 2011. Cash provided by financing activities during the six month period ended December 31, 2012 related to proceeds received from the exercise of options and warrants, offset by the repurchase of Company stock.

At December 31, 2012, we had working capital (current assets minus current liabilities) of $25.6 million, compared to working capital of $22.8 million at June 30, 2012. The increase in working capital at December 31, 2012 is due primarily to the increase in cash and prepaid expenses and deposits.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

We offer a 30-day, money back unconditional guarantee to all direct customers. As of December 31, 2012, approximately $14.0 million of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened unexpired product that they purchased during the prior twelve months, subject to certain consumption limitations.

We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $742,000 at December 31, 2012, compared with $863,000 at June 30, 2012. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

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

We wrote down $3.7 million of inventory in December 2012 primarily related to our voluntary recall.

Revenue Recognition We ship the majority of our product directly to the consumer through the direct to consumer and network marketing sales channels via United Parcel Service (“UPS”), and receive substantially all payment for these shipments in the form of credit card charges. We recognize revenue from direct product sales to customers upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.

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

Research and Development Costs We have expensed all of our payments related to research and development activities.

Commitments and Obligations The following table summarizes our contractual payment obligations and commitments as of December 31, 2012 (in thousands)

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Lease Obligations	$19,437	$918	$8,522	$5,588	$4,409

Recently Issued Accounting Standards

We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of December 31, 2011, we became an “accelerated filer” for purposes of, among other things, our filing status under the Securities Exchange Act of 1934 (the “Exchange Act”). We were a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended June 30, 2011. SEC rules and regulations provide that a smaller reporting company transitioning away from smaller reporting company status as we did in fiscal 2012, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we were not required to and did not provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in our annual report on Form 10-K for our fiscal year ended June 30, 2012. As a result, we are not required to provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in this quarterly report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes In Internal Control over Financial Reporting

An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with our business previously disclosed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and it supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Because our Japanese operations account for a significant part of our business, an inability to strengthen our business and work with continued government regulations in Japan could harm our business.

Approximately 28% of our fiscal 2012 revenue was generated in Japan. The Japanese market has changed significantly since we began selling into the market in fiscal 2010 and its regulatory framework continues to change. In 2011, for example, the Ministry of Health, Labour and Welfare, or MHLW, made the determination that Ashwagandha, one of the ingredients in Protandim®, is inappropriate for inclusion in a food product in Japan. In January 2013, we announced the release of a new formulation of Protandim for the Japanese market. Our business in Japan could be substantially harmed if we determine, or if the market perceives, that this formulation of Protandim does not have the same effect as the original formulation, if the market does not accept this formulation, or if the formulation faces additional challenges from regulatory agencies in Japan. Other factors that could impact our results in Japan include:

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

In January 2013, we transitioned our operations in Japan from a “not-for-resale” model to our traditional direct selling model. Our transition to a direct selling model in Japan may cause our sales in Japan to slow temporarily or permanently. Our business and financial results could be substantially harmed if the transition to a direct selling model is less successful than anticipated or if distributors in Japan do not accept our business opportunity as anticipated. Additionally, there is a high level of regulatory scrutiny of the direct selling industry in Japan. Several direct selling companies have been penalized in Japan for actions of distributors that violated applicable regulations. Such penalties have included suspension from sponsoring activities in Japan. If our distributors fail to comply with applicable regulations in Japan, regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business significantly.

A substantial and growing portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

A substantial portion of our sales are generated outside the United States. If we are successful in entering foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Specifically, because approximately 28% of our fiscal 2012 revenue was generated in Japan, strengthening of the U.S. dollar versus the Japanese yen could have an adverse impact on our financial results. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.

Inability of new products to gain distributor and market acceptance could harm our business.

We recently introduced a new product offering, Canine Health, to our independent distributors and other customers. We may seek to further expand our product portfolio. However, any new products we introduce may not gain distributor and market acceptance. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial revenue. The introduction of a new product could also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product. If any of our products fail to gain distributor acceptance, we could see an increase in product returns.

Unfavorable publicity could materially harm our business.

We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company’s stock price decreases. These short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.

Future scientific research or publicity may not be favorable to our industry or any particular product, including Protandim. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting or claimed to have resulted from the consumption or use of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the claims are unsubstantiated or if the adverse effects associated with such products resulted from failure to consume or use such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.

We are subject to risks related to product recalls.

During the manufacturing process of our products we have implemented measures that are designed to prevent and detect defects in our products, including the inclusion of foreign contaminants. However, there can be no assurance that such measures will prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In December 2012, we commenced a voluntary recall of certain lots of Protandim to alleviate concerns that some Protandim tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, an ingredient in Protandim we purchase from third party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition. In addition, product recalls could result in negative publicity and could result in public concerns regarding the safety of any of our products, any of which could harm the reputation of our products and our business and could cause the market value of our common stock to decline quickly. The ultimate costs of the recall we commenced in December 2012, including financial costs, injury to our reputation, liability and reduced growth prospects, are not yet known to us.

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

In December 2012 we commenced a voluntary recall of certain lots of Protandim to alleviate concerns that some Protandim tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, one of the raw materials used to manufacture Protandim. We purchase turmeric extract from third party suppliers. Our business could be adversely affected if we are unable to obtain a reliable source of turmeric extract or any other ingredient in our products that meets our quality standards.

We are dependent upon third parties to manufacture our product.

We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. If any of our current manufacturers are unable to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process. Following the voluntary recall we commenced in December 2012, we implemented more stringent measures, including several redundant measures, in our manufacturing process to catch contaminates. Third party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products and these additional measures may increase our cost of goods sold.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 2,134,321 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended December 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2012 to Oct. 31, 2012	0	—	—	—
Nov. 1, 2012 to Nov. 30, 2012	0	—	—	—
Dec. 1, 2012 to Dec. 31, 2012	115,952	$2.06	115,952	$4,761,382

Total	115,952	$2.06	115,952

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)	On December 14, 2012, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $5 million of shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. Unless earlier terminated in accordance with its terms, the pre-arranged stock repurchase plan terminates on the earlier of (i) April 15, 2013 or (ii) the date on which the aggregate dollar amount of shares purchased under the plan reaches $4.75 million. The repurchases made under the pre-arranged stock repurchase plan apply against the stock repurchase authorization we announced on December 14, 2012.

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

LIFEVANTAGE CORPORATION

Date: February 7, 2013	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2013	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	Key Executive Benefit Package by and between Kirby Zenger and LifeVantage Corporation effective as of October 2, 2012 (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three month periods ended December 31, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Management contract or compensatory plan
(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed on October 3, 2012, and incorporated herein by reference
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Exchange, and Sections 11 or 12 of the Securities Act of 1933 and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of LifeVantage Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.