Form 10-Q
period 2013-03-31
Lifevantage Corp
filed 2013-05-09
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 001-35647
________________________________________________________________________________
LIFEVANTAGE CORPORATION
(Exact name of Registrant as specified in its charter)

________________________________________________________________________________

COLORADO	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9815 S. Monroe Street, Ste 100, Sandy, UT 84070
(Address of principal executive offices)
(801) 432-9000
(Registrant’s telephone number)
________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 1, 2013 was 113,524,045.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to successfully expand our operations in both existing and new markets;

•	Difficulty in managing our growth and expansion;

•	Challenges relating to transitioning our business in Japan from a “not-for-resale” model to a direct selling model;

•	Inability to conform our business operations in Japan to applicable government regulations;

•	Disruptions in our information technology systems;

•	Inability of new products to gain distributor and market acceptance;

•	Costs of our voluntary recall being significantly more than we estimated;

•	Deterioration of global economic conditions and the decline of consumer confidence and spending;

•	Inability to raise additional capital if and when needed;

•	Environmental liabilities stemming from past operations and property ownership;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Significant dependence upon a single product;

•	Adverse effects, including adverse publicity, surrounding and related to product recalls, such as the voluntary product recall we initiated during the quarter ended December 31, 2012;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	Competition in the dietary supplement market;

•	Regulations governing the production or marketing of our personal care product;

•	Significant government regulations on network marketing activities;

•	Unfavorable publicity on our business, products, business model or industry;

•	Inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property rights;

•	Investigatory and enforcement action by the federal trade commission, the food and drug administration or other governmental agency;

•	Third party and governmental actions involving our network marketing sales activities;

•	Strengthening of the United States dollar against foreign currencies, specifically the Japanese yen;

•	Dependence on third party manufacturers to manufacture our product;

•	Inability to obtain raw material for our product;

•	Product liability claims against us;

•	Loss of key personnel;

•	Economic, political and other risks associated with international operations;

•	The market price of our securities could be adversely affected by the sales of restricted securities;

•	Volatility of the market price of our common stock;

•	The illiquidity of our common stock; and

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Part I. Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q or under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of,
	March 31, 2013	June 30, 2012
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$27,239	$24,648
Accounts receivable	1,381	333
Inventory	8,025	11,353
Current deferred income tax asset	1,244	1,244
Prepaid expenses and deposits	5,985	1,250
Total current assets	43,874	38,828
Long-term assets
Property and equipment, net	5,926	1,997
Intangible assets, net	1,781	1,882
Long-term deferred income tax asset	1,479	1,479
Deposits	1,419	342
TOTAL ASSETS	$54,479	$44,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,608	$3,615
Commissions payable	7,201	5,631
Reserve for sales returns	821	863
Accrued bonuses	100	2,287
Income tax payable	70	546
Other accrued expenses	5,552	2,932
Customer deposits	228	154
Total current liabilities	18,580	16,028
Long-term liabilities
Other long-term liabilities	1,042	217
Total liabilities	19,622	16,245
Commitments and contingencies
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 113,464 and 110,174 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	116	111
Additional paid-in capital	108,850	105,154
Accumulated deficit	(74,064)	(76,961)
Accumulated other comprehensive loss	(45)	(21)
Total stockholders’ equity	34,857	28,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,479	$44,528
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
(In thousands, except per share data)
Sales, net	$50,370	$36,212	$156,667	$81,579
Cost of sales	7,330	4,989	23,936	11,625
Product recall costs	(461)	—	5,418	—
Gross profit	43,501	31,223	127,313	69,954
Operating expenses:
Sales and marketing	29,844	19,676	88,976	44,097
General and administrative	8,370	4,616	23,227	10,492
Research and development	848	378	2,105	924
Depreciation and amortization	499	146	1,180	323
Total operating expenses	39,561	24,816	115,488	55,836
Operating income	3,940	6,407	11,825	14,118
Other income (expense):
Other income (expense), net	122	21	(426)	9
Change in fair value of derivative liabilities	—	(10,687)	—	(6,741)
Total other income (expense)	122	(10,666)	(426)	(6,732)
Net income (loss) before income taxes	4,062	(4,259)	11,399	7,386
Income tax (expense) benefit	(646)	(587)	(3,609)	251
Net income (loss)	$3,416	$(4,846)	$7,790	$7,637
Net income (loss) per share, basic	$0.03	$(0.05)	$0.07	$0.08
Net income (loss) per share, diluted	$0.03	$(0.05)	$0.06	$0.07
Weighted average shares, basic	112,806	103,016	112,203	100,451
Weighted average shares, diluted	124,985	103,016	125,371	115,232
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(87)	(80)	(24)	12
Other comprehensive income (loss)	$(87)	$(80)	$(24)	$12
Comprehensive income (loss)	$3,329	$(4,926)	$7,766	$7,649
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Stock-based compensation	—	—	1,635	—	—	1,635
Exercise of options and warrants	3,777	3	2,063	—	—	2,066
Issuance of restricted stock	1,518	2	(2)	—	—	—
Repurchase of company stock	(2,005)	—	—	(4,893)	—	(4,893)
Currency translation adjustment	—	—	—	—	(24)	(24)
Net income	—	—	—	7,790	—	7,790
Balances, March 31, 2013	113,464	$116	$108,850	$(74,064)	$(45)	$34,857

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$7,790	$7,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,180	323
Stock based compensation	1,635	881
Impairment of inventory	4,155	—
Deferred income tax benefit	—	(2,712)
Change in fair value of derivative liabilities	—	6,741
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,048)	125
Increase in inventory	(827)	(4,856)
Increase in prepaid expenses and deposits	(4,735)	(1,771)
Increase in long-term deposits	(1,077)	—
Increase (decrease) in accounts payable	993	(799)
Increase in accrued expenses	1,485	6,097
Increase in customer deposits	74	—
Increase in other long-term liabilities	442	—
Net Cash Provided by Operating Activities	10,067	11,666
Cash Flows from Investing Activities:
Redemption of marketable securities	—	350
Purchase of intangible assets	—	(49)
Purchase of equipment	(4,625)	(1,744)
Net Cash Used by Investing Activities	(4,625)	(1,443)
Cash Flows from Financing Activities:
Net payments proceeds from revolving line of credit and accrued interest	—	(434)
Principal payments under capital lease obligation	—	(3)
Repurchase of company stock	(4,893)	(976)
Issuance of company stock	2,066	1,703
Net Cash (Used) Provided by Financing Activities	(2,827)	290
Foreign Currency Effect on Cash	(24)	12
Increase in Cash and Cash Equivalents:	2,591	10,525
Cash and Cash Equivalents — beginning of period	24,648	6,371
Cash and Cash Equivalents — end of period	$27,239	$16,896
Non Cash Investing and Financing Activities:
Non-cash increase in property and equipment\other long-term liabilities	$376	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,370	$2,280
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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
Note 1 — Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of March 31, 2013, and the results of operations for the three and nine month periods ended March 31, 2013 and 2012 and the cash flows for the nine month periods ended March 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Currency translation gains and losses on intercompany balances denominated in a foreign currency are recorded as other income (expense), net. A net foreign currency loss of $379,000 and $926,000 is recorded in other income (expense), net for the three and nine months ended March 31, 2013, respectively. A net foreign currency gain of $3,000 and loss of $24,000 is recorded for the three and nine months ended March 31, 2012, respectively.
Derivative Instruments and Hedging Activities
The Company's subsidiaries enter into transactions with each other which may not be denominated in the respective subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of derivatives. The Company does not use such derivative financial instruments for trading or speculative purposes.
To hedge risks associated with the foreign-currency-denominated intercompany transactions the Company entered into a forward foreign exchange contract which was settled in March 2013 and was not designated for hedge accounting. For the three and nine months ended March 31, 2013, a realized gain of $112,000, related to the forward contract, is recorded in other income (expense), net. The Company did not hold any derivative instruments at March 31, 2013.
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
Accounts Receivable
The Company’s accounts receivable for the periods ended March 31, 2013 and June 30, 2012 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of March 31, 2013 is not necessary. No bad debt expense has been recorded for the periods ended March 31, 2013 and June 30, 2012.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to our contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of our product. As of March 31, 2013 and June 30, 2012, inventory consisted of (in thousands):

	March 31, 2013	June 30, 2012
Finished goods	$3,093	$5,964
Raw materials	4,932	5,389
Total inventory	$8,025	$11,353
We wrote down $3.7 million of inventory in December 2012 related to our voluntary recall.
Other Accrued Expenses
As of March 31, 2013 and June 30, 2012 other accrued expenses included accrued operating liabilities of $2.3 million and $939,000, respectively.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations, for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2013 and June 30, 2012, the Company’s reserve balance for returns and allowances was approximately $821,000 and $863,000, respectively.
Income per share
Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. For the three month period ended March 31, 2013 the effects of approximately 710,000 common shares issuable upon exercise of options granted pursuant to the Company’s 2010 Long-Term Incentive Plan are not included in computations because their effect was anti-dilutive. For the three month period ended March 31, 2012 the effects of approximately 120,000 common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.
The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$3,416	$(4,846)	$7,790	$7,637
Denominator:
Basic weighted-average common shares outstanding	112,806	103,016	112,203	100,451
Effect of dilutive securities:
Stock awards and options	3,802	—	4,586	4,772
Warrants	8,377	—	8,582	10,009
Diluted weighted-average common shares outstanding	124,985	103,016	125,371	115,232
Net income (loss) per share, basic	0.03	(0.05)	0.07	0.08
Net income (loss) per share, diluted	0.03	(0.05)	0.06	0.07
Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. As of March 31, 2013 long-lived assets were $5.6 million in the U.S. and $3.2 million in Japan. As of June 30, 2012 long-lived assets were 3.8 million in the U.S. and 0 in Japan. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Americas	$33,098	$25,746	$97,720	$59,612
Asia/Pacific	17,272	10,466	58,947	21,967
Total revenues	$50,370	$36,212	$156,667	$81,579
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
United States	$32,721	$25,478	$96,779	$58,952
Japan	15,284	10,466	55,080	21,968
Research and Development Costs
We expense all costs related to research and development activities as incurred. Research and development expenses for the nine month periods ended March 31, 2013 and 2012 were approximately $2.1 million and $924,000, respectively.
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

Other Income (Expense), net
Other income (expense), net for the three and nine months ended March 31, 2013 and March 31, 2012 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Business development incentive, net	$363	$—	$363	$—
Foreign currency gain (loss), net	(379)	3	(926)	(24)
Gain on settlement of forward contract	112	—	112	—
Change in fair value of derivative liabilities	—	(10,687)	—	(6,741)
Other income, net	26	18	25	33
Total other income (expense), net	$122	(10,666)	(426)	(6,732)

In January 2013, the Company began operations of a foreign subsidiary that qualifies for a government-sponsored business development incentive. Under the incentive program, the Company's foreign subsidiary is allowed to retain certain non-income based taxes during the twelve month period ending December 31, 2013, rather than remit such taxes to the government.

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
For the nine months ended March 31, 2013 the Company has recognized income tax expense of $3.6 million which is the Company’s estimated federal and state income tax liability for the nine months ended March 31, 2013. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the effective rate of 35.36% and the Federal statutory rate of 34.38% is due to state income taxes (net of federal benefit), and certain permanent differences between taxable and book income.
Concentration of Credit Risk
The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2013, the Company had $17.5 million in cash accounts that were held primarily at one financial institution and $10.0 million in an account at another financial institution. As of March 31, 2013 and June 30, 2012 the Company’s cash balances exceeded federally insured limits.
Effect of New Accounting Pronouncements
We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 3 — Stockholders’ Equity
During the three and nine months ended March 31, 2013 the Company issued 657,000 and 3.8 million shares of common stock, respectively, as a result of the exercise of warrants and options and 957,000 and 1.5 million shares of restricted stock, respectively.
On December 14, 2012 the Company announced a share repurchase program. As of March 31, 2013 the Company had repurchased 2.0 million shares under this program. These repurchases were made pursuant to a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rules 10b5-1 and 10b-18 of the Securities Exchange. This prearranged stock repurchase plan, however, terminated in accordance with its terms on April 15, 2013. On March 22, 2013 the Company announced an additional repurchase program to purchase up to an additional $5 million of shares of the Company's common stock.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2013, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 4 — Stock-based Compensation
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of our common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, independent distributors and Scientific Advisory Board members at prices between $0.21 and $1.50 per share, that had initial vesting periods of one- to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. As of March 31, 2013, awards for the purchase of an aggregate of 5.7 million shares of our common stock are outstanding under the 2007 Plan.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors at prices between $0.63 and $3.53 per share, subject to various vesting periods. As of March 31, 2013, awards with respect to 4.8 million shares of the Company’s common stock were outstanding under the 2010 Plan.
Payments in equity instruments for goods or services are accounted for under the guidance of share based payments, which require use of the fair value method. The Company has adjusted the expense for anticipated forfeitures. Compensation based options and restricted stock totaling 1.0 million and 1.7 million shares were granted for the three and nine month periods ended March 31, 2013, respectively. Compensation based options and restricted stock totaling 1.8 million and 1.9 million shares were granted for the three and nine month periods ended March 31, 2012, respectively.
For the three and nine months ended March 31, 2013, stock based compensation of $585,000 and $1.6 million, respectively, was reflected as an increase to additional paid in capital. Stock based compensation for the three and nine months ended March 31, 2013, was all employee related. For the three and nine months ended March 31, 2012, stock based compensation of $308,000 and $881,000, respectively, was reflected as an increase to additional paid in capital. Of the stock based compensation for the three and nine months ended March 31, 2012, $308,000 and $748,000, respectively, was employee related and none and $133,000, respectively, was non-employee related.
Compensation expense was calculated using the fair value method during the three and nine month periods ended March 31, 2013 and 2012 using the Black-Scholes Merton option pricing model. The following assumptions were used for options and warrants granted during the nine month periods ended March 31, 2013 and 2012:

1.	risk-free interest rates of between 0.46 and 1.19 percent for the nine months ended March 31, 2013 and between 0.93 and 0.97 percent for the nine months ended March 31, 2012;

2.	dividend yield of -0- percent;

3.	expected life of 3 to 6 years; and

4.
a volatility factor of the expected market price of our common stock of between 113 and 127 percent for the nine months ended March 31, 2013 between 129 and 137 percent for the nine months ended March 31, 2012.

Note 5 — Contingencies
In December 2012 the Company initiated a voluntary recall of specific lots of Protandim®.  On December 31, 2012, the Company recorded $5.9 million in costs related to the recall. As of March 31, 2013 the Company has recorded a total net expense of $5.6 million. The costs recorded for the recall include initial cost recoveries from insurance of approximately $511,000.
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
We engage in the identification, research, development, manufacture and distribution of advanced nutraceutical dietary supplements, including our flagship product, Protandim®, the Nrf2 Synergizer®, our anti-aging skin care product, LifeVantage TrueScience® and a supplement formulated to combat oxidative stress in dogs, Canine Health®. We currently focus our ongoing internal research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as it relates to health-related disorders.
Recent Developments
We introduced Canine Health® in January 2013. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds on the same active ingredients as Protandim® to reduce oxidative stress, and support joint function, mobility and flexibility in dogs. In April 2013, Canine Health® received the Quality Seal from the National Animal Supplement Council.
We transitioned our operations in Japan from a “not-for-resale” model to our traditional direct selling model in January, 2013. Additionally, in January 2013 we announced our release in Japan of a new formulation of Protandim® that meets local regulatory requirements.
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
We sell our Protandim®, LifeVantage TrueScience® and Canine Health® products primarily through network marketing to independent distributors and to our preferred and retail customers.
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
Net revenue from Protandim®, LifeVantage TrueScience®, Canine Health® and related marketing materials totaled approximately $156.7 million and $81.6 million for the nine months ended March 31, 2013 and 2012, respectively.
Three and Nine months Ended March 31, 2013 Compared to Three and Nine months Ended March 31, 2012
Revenue We generated net revenue of $50.4 million during the three months ended March 31, 2013 and generated net revenue of $36.2 million during the three months ended March 31, 2012. We generated net revenue of $156.7 million during the nine months ended March 31, 2013 and $81.6 million during the nine months ended March 31, 2012. The increases in revenue of $14.2 million and $75.1 million for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012 are due to increased volume of product sales in the Americas and Asia Pacific. Sales in the Americas region accounted for $4.6 million and $35.2 million, respectively, of the increase. Our sales in Asia Pacific accounted for $9.6 million and $39.9 million, respectively, of the increase. During the three and nine month periods ended March 31, 2013, all of our sales and marketing effort was directed toward building our network marketing sales.
Gross Margin Our gross profit percentage for the three month periods ended March 31, 2013 and 2012 was 86% . Our gross profit percentage for the nine months ended March 31, 2013 and 2012 was 81% and 86%, respectively. The lower gross margins for the nine months ended March 31, 2013 are due to increased costs of $5.6 million recorded in December 2012 due to a voluntary recall of certain lots of our Protandim® product.
Operating Expenses Total operating expenses for the three months ended March 31, 2013 were $39.6 million as compared to operating expenses of $24.8 million for the three months ended March 31, 2012. Total operating expenses during the nine months ended March 31, 2013 were $115.5 million as compared to operating expenses of $55.8 million during the nine months ended March 31, 2012. Operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development, and depreciation and amortization expenses. The increase in total operating expenses for three and nine month periods ended March 31, 2013 compared to the relevant prior year periods was primarily due to commissions paid to distributors on the higher sales volume as well as increases in headcount, facilities and related expenses as we have continued to experience high growth. We expect our operating expenses to continue to increase as sales increase.
Sales and Marketing Expenses Sales and marketing expense increased from $19.7 million for the three months ended March 31, 2012 to $29.8 million for the three months ended March 31, 2013. Sales and marketing expenses increased from $44.1 million for the nine months ended March 31, 2012 to $89.0 million for the nine months ended March 31, 2013. These increases were due primarily to commissions paid to distributors due to higher sales volume, increased headcount costs and increased costs for distributor events and promotions. We expect continued increases in sales and marketing expenses as our sales increase.
General and Administrative Expenses Our general and administrative expense increased from $4.6 million for the three months ended March 31, 2012 to $8.4 million for the three months ended March 31, 2013. General and administrative expense increased from $10.5 million for the nine months ended March 31, 2012 to $23.2 million million for the nine months ended March 31, 2013. The increases were due primarily to increased headcount and facilities costs as we have continued to hire to support our growth, and to increased legal and professional fees directly related to our growth.
Research and Development Our research and development expenses increased from $378,000 for the three months ended March 31, 2012 to $848,000 for the three months ended March 31, 2013. Research and development expenses increased from $924,000 for the nine months ended March 31, 2012 to $2.1 million for the nine months ended March 31, 2013. The increases are primarily a result of an increase in salary and benefits. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects.
Depreciation and Amortization Expense Depreciation and amortization expense increased from $146,000 during the three months ended March 31, 2012 to $499,000 during the three months ended March 31, 2013. Depreciation and amortization expense increased from $323,000 for the nine months ended March 31, 2012 to $1.2 million for the nine months ended March 31, 2013. These increases were due primarily to capital acquisitions made during the three and nine month periods ended March 31, 2013 related to our continuing growth and to new leased office space in Utah and Japan.
Net Other Income (Expense) We recognized net other income of $122,000 during the three months ended March 31, 2013 as compared to net other expense of $10.7 million during the three months ended March 31, 2012. During the nine months ended March 31, 2013 we recognized net other expense of $426,000 as compared to net other expense of $6.7 million for the nine months ended March 31, 2012. Net other income for the three months ended March 31, 2013 consisted primarily of income related to a business development incentive partially offset by foreign currency net losses. Net other expense for the nine months ended March 31, 2013 consisted primarily of income related to a business development incentive offset by foreign currency net losses. Net other income (expense) recognized during the three and nine months ended March 31, 2012 was primarily due to the valuation of derivative liabilities related to warrants issued as part of previous financing rounds. As of June 30, 2012 there were no derivative instruments remaining requiring liability treatment.
Income Tax Benefit (Expense) We recognized income tax expense of $646,000 and $3.6 million, respectively, for the three and nine months ended March 31, 2013 as compared to income tax expense of $587,000 for the three months March 31, 2012 and income tax benefit of $251,000 for the nine months ended March 31, 2012.
Net Income We recorded net income of $3.4 million for the three month period ended March 31, 2013 compared to net loss of $4.8 million for the three month period ended March 31, 2012. We recorded net income of $7.8 million for the nine months ended March 31, 2013 compared to net income of $7.6 million for the nine months ended March 31, 2012.
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
Our primary source of liquidity is cash generated from the sales of our products. As of March 31, 2013, our available liquidity was $27.2 million, including available cash and cash equivalents. This represented an increase of $2.6 million from the $24.6 million in cash and cash equivalents as of June 30, 2012. During the nine months ended March 31, 2013, our net cash provided by operating activities was $10.1 million as compared to net cash provided by operating activities of $11.7 million during the nine months ended March 31, 2012. During the nine months ended March 31, 2013, our net cash used by investing activities was $4.6 million, due to the purchase of fixed assets. During the nine months ended March 31, 2012, our net cash used by investing activities was $1.4 million primarily due to the purchases of fixed assets and partially offset by the redemption of marketable securities.
Cash used by financing activities during the nine months ended March 31, 2013 was $2.8 million compared to cash provided by financing activities of $290,000 during the nine months ended March 31, 2012. Cash used by financing activities during the nine month period ended March 31, 2013 related to the repurchase of Company stock partially offset by proceeds received from the exercise of options and warrants.
At March 31, 2013, we had working capital (current assets minus current liabilities) of $25.3 million, compared to working capital of $22.8 million at June 30, 2012.
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
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements.
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
Our return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. As of March 31, 2013, approximately $15.9 million of our sales were subject to the money back guarantee. We replace product returned due to damage during shipment at our cost, the total of which historically has been negligible. In addition, we allow terminating distributors to return 30% of unopened, unexpired product they purchased during the prior twelve months, subject to certain consumption limitations, for a full refund, less a 10% restocking fee.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $821,000 at March 31, 2013, compared with $863,000 at June 30, 2012. To date, product expiration dates have not played any role in product returns, and we do not expect product expiration dates to affect product returns in the foreseeable future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
We wrote down $3.7 million of inventory in December 2012 related to our voluntary recall.
Revenue Recognition We ship the majority of our product directly to the consumer via United Parcel Service (“UPS”), and receive substantially all payment for these shipments in the form of credit card charges. We recognize revenue from direct product sales to customers upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Sales revenue and estimated returns are recorded when product is shipped.
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
Research and Development Costs We have expensed all of our payments related to research and development activities.
Commitments and Obligations The following table summarizes our contractual payment obligations and commitments as of March 31, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Lease Obligations	$18,974	$2,159	$8,341	$4,734	$3,740
Recently Issued Accounting Standards
We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of December 31, 2011, we became an “accelerated filer” for purposes of, among other things, our filing status under the Securities Exchange Act of 1934 (the “Exchange Act”). We were a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended June 30, 2011. SEC rules and regulations provide that a smaller reporting company transitioning away from smaller reporting company status, as we did in fiscal 2012, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we were not required to and did not provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in our annual report on Form 10-K for our fiscal year ended June 30, 2012. As a result, we are not required to provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes In Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
On April 9, 2013, we were sued in state court in Salt Lake County, Utah.  The plaintiff in the lawsuit is Ronald Jones, an independent distributor with our company.  The lawsuit alleges that we entered into an agreement with Mr. Jones related to his distributor activities in Hong Kong and that we subsequently breached that agreement.  It also alleges that we misappropriated trade secrets that purportedly belong to Mr. Jones. The lawsuit seeks over $20 million in damages.  We believe the allegations made by Mr. Jones are completely without merit and we intend to vigorously defend the lawsuit.
.
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
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process. Following the voluntary recall we commenced in December 2012, we implemented more stringent measures, including several redundant measures, in our manufacturing process to catch contaminates. Third party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products and these additional measures may increase our cost of goods sold.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, we issued 2,281,374 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (3)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2013 to Jan. 31, 2013	145,766	$2.42	145,766	$4,408,910
Feb. 1, 2013 to Feb. 28, 2013	750,624	$2.50	750,624	$2,533,106
Mar. 1, 2013 to Mar. 31, 2013	1,002,947	$2.45	992,310	$107,330
Total	1,899,337	$2.44	1,888,700

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
In December 2012, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $5 million of shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. The pre-arranged stock repurchase plan terminated in accordance with its terms on April 15, 2013.

(3)
On March 22, 2013, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $5 million of shares of our common stock, which repurchase authorization is in addition to the repurchase authorization we announced in December 2012. As part of this repurchase plan, we anticipate entering into a pre-arranged stock repurchase plan that will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. To date, we have not made any purchases of our common stock pursuant to this additional repurchase authorization.

(4)	In March 2013, we withheld 10,637 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: May 9, 2013	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	Software Service Agreement with JIA, Inc. dated September 28, 2012

10.2#	Software License Agreement with JIA, Inc. dated September 28, 2012

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine month periods ended March 31, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

#
The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.

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