Form 10-Q/A
period 2013-03-31
Lifevantage Corp
filed 2013-05-24
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q/A
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

Explanatory Note
This amendment (Form 10-Q/A) is being provided for the sole purpose of furnishing complete Exhibits 10.1 and 10.2, originally filed with our Form 10-Q for the period ended March 31, 2013. As a result of a technical error, portions of Exhibits 10.1 and 10.2 furnished with the Form 10-Q as originally filed were erroneously omitted.
No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6. Exhibits
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: May 24, 2013	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2013	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	Software Service Agreement with JIA, Inc. dated September 28, 2012

10.2#	Software License Agreement with JIA, Inc. dated September 28, 2012

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
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

*	Filed as an exhibit to the Company’s Form 10-Q for the fiscal period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013.

5