Form 10-K
period 2013-06-30
Lifevantage Corp
filed 2013-09-12
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 001-35647
________________________________________________
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
(Title of Class)
________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock (par value $0.001) held by non-affiliates as of the end of the registrant’s second fiscal quarter, December 31, 2012, was approximately $243.7 million. Shares of the registrant’s common stock held by each current executive officer and director and by each shareholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Commission. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock (par value $0.001) outstanding as of August 31, 2013, was 117,615,915 shares.
________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2013 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2013.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, marketing, general and administrative costs and research and development spending; statements regarding expansion in new and existing markets; statements regarding our product development strategy; statements regarding the future performance of our network marketing sales; and statements regarding future financial performance and results of operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	We may not succeed in expanding our operations;

•	Inability to conform to government regulations in existing markets;

•	We may not succeed in growing existing markets or opening new international markets;

•	Inability to manage our growth and expansion;

•	Disruptions in our information technology systems;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	Inability of new products to gain distributor and market acceptance;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange,

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Our inability to obtain high quality raw material for our products;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	We may be subject to a product recall;

•	Our dependence on third parties to manufacture our products;

•	Significant government regulations on network marketing activities;

•	Third party and governmental actions involving our network marketing sales activities;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Unfavorable publicity on our business or products;

•	Legal proceedings may be expensive and time consuming;

•	Regulations governing the production or marketing of our products;

•	Our business is subject to strict government regulations;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of key personnel;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	Volatility of the market price of our common stock; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Mexico and Canada primarily through a network of independent distributors, and to preferred customers.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement; LifeVantage TrueScience®, our anti-aging skin care product; and Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs. We currently focus our internal research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2. We also evaluate healthy living products developed by third parties that we believe are scientifically-validated and compatible with our current product offerings.
We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, we changed our name to LifeVantage Corporation.
Fiscal Year Highlights and Challenges
In fiscal 2013 we entered additional international markets, expanded our product line and listed our common stock on the NASDAQ Capital Market. We believe these highlights are indicative of the maturation of our company.
We expanded our direct selling business into Hong Kong, and transitioned from a "not-for-resale" model to our traditional direct selling model in Japan and Canada. Under a "not-for-resale" model, we sold our products directly to customers in Japan and Canada but restricted them from reselling our product. Additionally, we opened our first international office in Tokyo, Japan. According to the World Federation of Direct Selling Associations, Japan is the second largest direct selling market in terms of revenue produced. We anticipate that Japan, and other Asia Pacific countries, will be important to our future growth.
In fiscal 2013 we also expanded our product line by introducing Canine Health®. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds upon the same active ingredients as Protandim® to reduce oxidative stress, and also supports joint function, mobility and flexibly in dogs. Canine Health received the Quality Seal from the National Animal Supplement Council during fiscal 2013.
We recently announced our intention to conduct a self-tender offer to purchase up to $40 million worth of our common stock. We believe the repurchase of our common stock is consistent with our long-term goal of maximizing shareholder value. For additional information regarding our potential tender offer, see "Available Information" below.
We faced significant operational challenges during fiscal 2013. In December 2012 we commenced a voluntary product recall of certain lots of Protandim® to alleviate concerns that some tablets may have included small metal fragments. As of June 30, 2013, we have recorded a total net expense of $5.0 million in costs related to the recall. We also experienced lost product sales as a result of the voluntary recall, and we believe the voluntary product recall contributed significantly to our slower growth in new independent distributor and preferred customer enrollments during the third and fourth quarter of fiscal 2013. Following the voluntary recall we thoroughly examined our operations, including how we source raw materials and manufacture our products, and implemented redundancies into our quality control systems. We believe these redundancies are consistent with our commitment to deliver safe and efficacious products.
Under Japanese law, we were required to re-enroll every distributor and preferred customer in Japan as part of our transition from a "not-for-resale" model to our traditional direct selling model in fiscal 2013. This time-consuming process interfered with growth-related activities that were planned for our company and our independent distributors. Also in fiscal 2013, we introduced a new formulation of our flagship product, Protandim® in response to recently enacted Japan legislation in Japan that prohibited us from distributing a dietary supplement containing ashwagandha, one of the active ingredients in Protandim®. We believe the re-enrollment process, the reformulation of Protandim® and our global product recall contributed significantly to our slower revenue growth in Japan in fiscal 2013.

Our Competitive Advantages
We believe we have a competitive advantage in several key areas:

•
Our Compensation Plan: Our compensation plan enables independent distributors to earn compensation early and often as they sell our products. Some elements of our compensation plan are paid weekly, allowing new independent distributors to receive compensation quickly. We believe more frequent payments of earned compensation helps us retain new independent distributors by allowing them to experience success soon after enrolling. We also offer a variety of incentive programs to our independent distributors for achieving specified sales goals. We introduced in fiscal 2013 My LifeVentures, an incentive program that enables independent distributors to earn the title to a new Jeep Wrangler by achieving and maintaining specified sales goals. We also offer various training resources to help our independent distributors become more effective. We believe our compensation plan, incentive programs and training resources help to motivate and prepare our independent distributors for success.

•
Our Products: We offer quality, scientifically-validated products focused on healthy living and the reduction of oxidative stress. Protandim® is a patented dietary supplement clinically proven to combat oxidative stress. Oxidative stress is a natural consequence of cellular metabolism and is associated with many of the undesirable effects of aging. Protandim® has been studied extensively and has been the subject of numerous peer-reviewed publications. Our skin care cream, LifeVantage TrueScience®, is a unique, scientifically based anti-aging skin care product formulated to target the visible signs of aging on the skin. Our companion pet supplement, Canine Health®, incorporates some of the same active ingredients as Protandim® to combat oxidative stress in dogs. We believe our significant number of preferred customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

•
Our Culture: We are committed to creating a culture for our independent distributors and employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent distributors agree to abide by our policies and procedures. Our policies and procedures, when followed, ensure that our independent distributors comply with applicable laws and regulations. Our compliance department monitors the activities of our independent distributors as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent distributors who share our commitment to these principles.

Scientific Background
Oxidative Stress
Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen radicals and related oxidants, formed as a natural consequence of cellular metabolism, and which results from the use of oxygen to generate energy. A small percentage of the oxygen we utilize generates toxic oxygen free radicals that damage human cells and tissue and consequently negatively impact our general health. Levels of these reactive oxygen species, also known as ROS, and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, as well as medical conditions involving inflammation, cardiovascular disease, neurodegenerative disease, diabetes and advancing age.
Elevated ROS levels inflict structural damage on nucleic acid, lipid, carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease and age-related debilitation. Normally, cellular antioxidant enzymes serve to inactivate ROS and maintain their levels at those compatible with normal cell function. Important among these enzymes are superoxide dismutase and catalase. However, the levels of these protective antioxidant enzymes decrease with age and also decrease in a number of disease conditions, while ROS levels may increase.
Superoxide dismutase is believed to be the body’s most effective natural antioxidant. Superoxide dismutase works in conjunction with catalase and under some circumstances the balance between these two enzymes may be important. The potent antioxidant activity of superoxide dismutase produces as a by-product hydrogen peroxide, which is a dangerous substance that subsequently needs to be converted into water and oxygen by catalase. Together, these two enzymes constitute the first line of antioxidant defense in humans. Scientists have long believed that increasing levels of superoxide dismutase and catalase is an important means of fighting oxidative stress, disease and the effects of aging; however, superoxide dismutase and catalase supplements by themselves have not been shown to be absorbed and retain activity when administered orally.
Oxidative stress is the result of the metabolic process and may promote some of the undesirable effects of aging. As people age, oxidative stress levels increase significantly, as the body is unable to maintain homeostasis relative to the free radicals produced through the metabolic process.

Oxidative stress is widely believed to be a key factor in the aging process because it triggers premature cell death. The body’s defenses against oxidative stress and free radicals decrease with age. High levels of oxidative stress have also been linked as a causative or associated factor in over 100 diseases, including cancer, cardiovascular diseases, inflammation, neurological diseases and renal disease, and, conversely, lowering oxidative stress levels is linked to improved health.
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
Under normal or unstressed conditions, Nrf2 resides in the cytoplasm of the cell, outside the nucleus, and is targeted for degradation. When activated, Nrf2 is able to move into the nucleus, where it promotes the expression of several thousand genes, including those that encode antioxidant enzymes as well as anti-inflammatory and anti-fibrotic proteins. These include, but are not limited to, the following:

•	NAD(P)H quinone oxidoreductase 1 (Nqo1), a Nrf2 target gene that catalyzes the reduction and detoxification of highly reactive quinones that can cause redox cycling and oxidative stress;

•	Glutathione synthase and xCT, a protein required for cystine amino acid entry into the cell, which establish Nrf2 as a regulator of glutathione, one of the most important antioxidants in the body;

•
Heme oxygenase-1 (HMOX1), an enzyme that catalyzes the breakdown of heme into the antioxidant biliverdin, the anti-inflammatory agent carbon monoxide, and iron. HO-1 is a Nrf2 target gene that has been shown to protect from a variety of pathologies, including sepsis, hypertension, atherosclerosis, acute lung injury, kidney injury and pain; and

•
The glutathione S-transferase (GST) family, including cytosolic, mitochondrial and microsomal enzymes that catalyze the conjugation of GSH with a number of toxic molecules, aiding in their elimination from the body.

Nrf2 as a Therapeutic Target
In recent years, Nrf2 has become the subject of intense research. A common theme in much of this research is that activation of Nrf2 upregulates a coordinated antioxidant response and is therefore capable of protecting against oxidative stress-related injury and inflammatory disease in a wide variety of animal models. Therefore, Nrf2 represents an important therapeutic target.
Research and Development
We believe our research and development efforts to date related to our Protandim®, LifeVantage TrueScience® and Canine Health® products are among our competitive strengths. We intend to continue our research and development efforts to create, develop and evaluate new products that are consistent with our commitment to provide quality, scientifically-validated products to our customers and independent distributors. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
Product Overview
Protandim®
Our Protandim® product is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
Protandim® combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase and glutathione-related enzymes. The unique blend of phytonutrients in Protandim® signals the activation of Nrf2 to increase production of antioxidant enzymes, specifically superoxide dismutase and catalase, and other cell-protective gene products. These enzymes are “catalytic,” which means these enzymes are not used up upon neutralizing free radicals.
We hold six U.S. patents and three international patents relating to Protandim®. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line.
Protandim® has been, and is currently, the subject of numerous independent scientific studies at various universities and research facilities. The nature and stages of the studies vary, as some are still in planning stages, while other studies are in progress or completed. The universities and institutions that have been involved in this research include the University of Colorado; Colorado State University; Children’s Hospital, Denver; Virginia Commonwealth University; Louisiana State University; Ohio State University; Northwestern University; Medical College of Wisconsin; Harvard University; and VU University Medical Center, Amsterdam. The various studies deal with the alleviation of oxidative stress under a wide variety of conditions, including aging, exercise, altitude sickness, lung antioxidant status in withdrawing alcoholics, autonomic physiology, skin cancer, multiple sclerosis, pulmonary hypertension, heart disease, coronary artery bypass graft failure, Duchenne muscular dystrophy, salt-sensitive hypertension and other conditions.
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
Published Peer Reviewed Studies and Papers
Since the initial clinical studies completed in 2004 and 2005, Protandim® has been studied and reviewed in numerous laboratories of respected universities and institutions. Pre-clinical studies have been published in peer-reviewed scientific journals, including: a study that we funded which explored the synergistic mechanism of action of Protandim®; an animal study using mice to examine the tumor prevention capabilities of Protandim® conducted at Louisiana State University; an animal study exploring pulmonary hypertension and subsequent right heart failure conducted at Virginia Commonwealth University; an animal study examining the effects of Protandim® in a mouse model of Duchenne Muscular Dystrophy conducted at the University of Colorado; a second study conducted at Louisiana State University probing Protandim®’s ability to modulate the relationship between superoxide dismutase and tumor suppressor p53; a study conducted at The Ohio State University showing that Protandim® markedly decreases the intimal hyperplasia (or wall thickening) of saphenous veins, as occurs when such veins are used in coronary artery by-pass grafting; a Company-funded study which examined Protandim®’s effects on gene expression relative to colon carcinoma, atherosclerosis, and Alzheimer’s disease; studies conducted at Colorado State University demonstrating effects of Protandim® on human coronary artery endothelial cells and mouse heart muscle cells, and resistance to oxidative stress in vitro; and a study conducted at the University of Colorado examining the role of Nrf2 activators, including Protandim®, on tolerance to high altitude exposure.
A study we funded identified the mechanism of action for Protandim® to be activation of the transcription factor Nrf2. The results of this peer-reviewed study were published in Free Radical Biology and Medicine, vol. 46, pp. 430-40 (2009). This study also demonstrated synergy among the five active ingredients of Protandim® which would enable them to be effective while being administered at lower concentrations of each.
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
The study, "The Dietary Supplement Protandim® Decreases Plasma Osteopontin and Improves Markers of Oxidative Stress in Muscular Dystrophy Mdx Mice," was published in the Journal of Dietary Supplements vol. 7: 159-78 (2010), and concluded that Protandim® caused a decrease in the production of the pro-fibrotic gene product osteopontin. It also concluded that Protandim® decreases markers of lipid peroxidation in a model of Duchenne Muscular Dystrophy (DMD). The study was published by Dr. Brian Tseng and his colleagues at Massachusetts General Hospital, Harvard Medical School, and the University of Colorado Denver.
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
A study we sponsored entitled “Oxidative stress in health and disease: the therapeutic potential of Nrf2 activation” was published in the journal Molecular Aspects of Medicine, Aug;32(4-6):234-46 (2011). This study compared in vitro the Nrf2-activating ability of Protandim® to those of the pharmaceutical Nrf2 activators bardoxolone methyl and BG12. It also analyzed the gene expression profile induced by Protandim® vis-à-vis those produced by atherosclerosis, colon cancer, and Alzheimer’s disease.
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
Researchers at Colorado State University have authored papers titled “Phytochemical activation of Nrf2 protects human coronary artery endothelial cells against an oxidative challenge” in the journal Oxidative Medicine and Cellular Longevity 2012:132931 (2012) and “Upregulation of phase II enzymes through phytochemical activation of Nrf2 protects cardiomyocytes against oxidant stress” in the journal Free Radical Biology and Medicine, vol. 56, pp. 102-11 (2013). These papers report their findings that Protandim® causes nuclear translocation of Nrf2 in the cells that line human coronary arteries, and that Protandim® upregulates cell protective genes in cultured mouse heart muscle cells, in both cases providing substantial protection when these cells were exposed to oxidative stress in vitro.
Researchers at the University of Colorado have authored a paper titled “Nrf2 activation: A potential strategy for the prevention of acute mountain sickness” in the journal Free Radical Biology and Medicine, vol. 63C, pp. 264-73 (2013). This paper reports findings that Protandim® and other selected agents activate Nrf2 and that Nrf2 activation correlates with protection against high altitude-induced cerebral vascular leak in rodent and cell culture experiments.
LifeVantage TrueScience®
LifeVantage TrueScience® is our science-based anti-aging skin care product which includes natural and effective ingredients. This product was formulated to protect the skin from a variety of factors that contribute to aging and the symptoms of unhealthy skin. This proprietary skin care formula was clinically tested by a board certified dermatologist.
Our LifeVantage TrueScience® product includes some of the same ingredients found in our Protandim® product. LifeVantage TrueScience® has been formulated to improve skin tone and even skin coloring, diminish the appearance of fine lines and wrinkles, and provide a vibrant, healthy and glowing appearance. LifeVantage TrueScience® is also designed to improve skin smoothness and pigmentation, while increasing skin moisture.
The LifeVantage TrueScience® formula offers:

•
Hydration/Moisturizing: LifeVantage TrueScience® features a Lamellar Phase Emulsion System that forms a liquid emulsion barrier for moisturizing. This is accomplished by delivering exotic fatty acids to retain the body’s natural moisture and produce a moisturizing effect. It also features sodium hyaluronate, a moisture-binding agent that can balance moisture levels at the surface of the skin.

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

Canine Health®
We introduced Canine Health® in fiscal 2013. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds upon the active ingredients in Protandim® to reduce oxidative stress, and support joint function, mobility and flexibly in dogs. Canine Health® received the Quality Seal from the National Animal Supplement Council.
Distribution of Products
We implemented a direct selling business model during the fiscal year ended June 30, 2009. We believe our products are well-suited for person-to-person sales through our direct selling model. This model allows our independent distributors to educate our customers regarding the benefits of our unique products more thoroughly than other business models. Our direct selling model also allows our independent distributors to offer personalized customer service to our customers and encourage regular use of our products.
Product Return Policy
All products purchased directly from us include a customer satisfaction guarantee. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. In addition, our inventory repurchase program allows independent distributors who terminate their distributorship to return certain amounts of unopened, unexpired product purchased within the prior twelve months for a refund of the purchase price less a 10% restocking fee. The amount of inventory we will repurchase from an independent distributor is subject to specified consumption limitations.
Customers
We categorize our customers in three groups: independent distributors, preferred customers, and retail customers.
Independent Distributors
An independent distributor is someone who has purchased a business starter pack and who intends to sell product to, and actively enroll, other independent distributors and/or preferred customers. Our plan requires the purchase of product to participate in our compensation plan. Currently independent distributors can purchase a basic or advanced starter kit. We believe our independent distributors are typically entrepreneurs who believe in our products and desire to earn income by building a business of their own. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors purchase product from us for individual consumption, but also purchase small quantities of product from us to use for demonstrations and one-off, person-to-person retailing opportunities.
While we provide support, product samples, brochures, magazines, and other sales and marketing materials, independent distributors are primarily responsible for attracting, enrolling and educating new independent distributors with respect to our products and compensation plan. An independent distributor creates multiple levels of compensation by enrolling new independent distributors. These newly enrolled independent distributors form a “downline” for the independent distributor who enrolled them. If downline independent distributors enroll new independent distributors who purchase our products, they create additional levels of compensation and their downline independent distributors remain in the same downline network as the original enrolling independent distributor. Enrolling new independent distributors is not required and we do not pay commissions for enrolling independent distributors. Rather we pay commissions only upon the sale of our products.
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2013, we had approximately 67,000 active independent distributors compared to approximately 46,000 active independent distributors as of June 30, 2012.

Independent Distributor Compensation
We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Some elements of our compensation plan are paid weekly. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to experience success quickly from their efforts. Our compensation plan is intended to appeal to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full or part-time. Our independent distributors earn compensation on product sales to independent distributors and preferred customers within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us at our wholesale cost and selling that product to to others at the retail cost. We generally pay commissions in the local currency of the independent distributor’s home country.
Independent Distributor Motivation and Training
In addition to our compensation plan, we have established a broad array of programs and tools to support, motivate and train our independent distributors, including:

•	professionally-designed training materials independent distributors can utilize in their sales efforts;

•	a wide variety of incentive programs and promotions; and

•	local, national and worldwide company-sponsored events.
We and our independent distributors conduct thousands of events to educate and motivate our independent distributors each year. We have an on-line media channel, LVN Media, through which we deliver educational and motivational content to our independent distributors.
We introduced LifeVantage University in fiscal 2013. LifeVantage University is an on-line training system consisting of interactive modules designed to create a personalized learning experience for our independent distributors. We believe the personalized learning created by LifeVantage University will be an important development tool for our beginning, mid-level, and experienced independent distributors.
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
Preferred Customers
Preferred customers are customers who purchase products directly from us at our wholesale price on a monthly auto-ship basis for personal consumption, without the intent to resell or earn commissions from the sale of products. A preferred customer may enroll as an independent distributor at any time if they become interested in reselling the product. We believe our preferred customers are a great source of word-of-mouth advertising for our products. We also believe our large base of preferred customers validates the benefits of our products, separate from the direct selling business opportunity.
We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months. As of June 30, 2013, we had approximately 138,000 active preferred customers compared to approximately 119,000 active preferred customers as of June 30, 2012.

Retail Customers
A small portion of our total customer base is made up of retail customers who purchase product for individual consumption on a one-time or sporadic basis at the suggested retail price. Retail customers can purchase product from us or one of our independent distributors. We do not track product sales from our independent distributors to retail customers and these sales are not included in our financial numbers.
Sales of our Products
We accept orders for our products through our own website at www.lifevantage.com and through personalized websites we provide to our independent distributors, which we refer to as “Virtual Offices”. Orders placed through Virtual Offices and through our website are processed daily at our fulfillment centers, where orders are shipped directly to the consumer.
We offer toll-free numbers for our independent distributors and other customers to order product or ask questions. Our customer service representatives assist customers in placing orders through our web order processing system, answer questions, track packages, and initiate refunds. The customer service representatives receive extensive training about our products and our direct selling business model. Independent distributors and preferred customers generally pay for products by credit card, prior to shipment, and as a result, we carry minimal accounts receivable.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 46 full-time employees as of June 30, 2013. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Mexico and Canada to market and sell our products.
Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
In July 2008, we entered into a contract manufacturing agreement with Cornerstone Research & Development, Inc., or Cornerstone, under which Cornerstone manufactures and packages Protandim. Our sales growth in fiscal year 2011 led us to secure a second manufacturer, Deseret Laboratories International, or Deseret. Deseret manufactures both Protandim® and Canine Health® for us. In addition, in 2013, we entered into a contract manufacturing agreement with Arizona Nutritional Supplements LLC, or AZN, under which AZN will also manufacture and package Protandim®. Having relationships with multiple contract manufacturers reduces our dependence on a single manufacturer for Protandim®.
Cornerstone, Deseret and AZN, as the contract manufacturers of Protandim®, have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify other manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
We have outsourced the manufacturing of LifeVantage TrueScience® to Wasatch Product Development, LLC, or Wasatch. Wasatch’s core competency is sourcing and manufacturing cosmetics for both U.S. and international customers.
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

Our intellectual property is covered, in part, by six issued U.S. patents and three issued foreign patents in Australia, China and India. Corresponding foreign patent applications are pending in Canada, Europe and Japan. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® formulation. The expected duration of our patent protection via granted patents is through March 23, 2025.
Protandim® is a registered trademark in the United States, Australia, Canada, China, Costa Rica, the European Community, Japan, Mexico, New Zealand and Taiwan, with a pending application in Hong Kong.
We have applied for registration of the trademark LifeVantage® through the World Intellectual Property Organization, or WIPO. We have registered the mark LifeVantage® in the United States, Canada, New Zealand and Mexico, and through WIPO in Australia, China, Japan, and the European Community, with a pending application in Hong Kong. The LifeVantage TrueScience® mark is registered in the United States, the European Community, Australia, China, Colombia, Japan, New Zealand, Norway, Mexico, Singapore, Switzerland and the Russian Federation, and is pending in Canada and Hong Kong.
In order to protect the confidentiality of our intellectual property, including trade secrets and know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.
Competition
Direct Selling Companies
We compete with other direct selling companies, many of which have longer operating histories and greater visibility, name recognition and financial resources than we do. We compete for new independent distributors with these companies on the strength of our business opportunity, product offerings, compensation plan, management and our operations. In order to successfully compete in the direct selling industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunity, product offerings and compensation plan.
Dietary Supplement Market
We compete with other companies that sell dietary supplements. We believe the dietary supplement market is a highly fragmented and competitive market. We believe competition in the dietary supplement market is based primarily on quality, price, efficacy of products, brand name and recognition of product benefits. In the dietary supplement industry, our competition includes numerous nutritional supplement companies, pharmaceutical companies and packaged food and beverage companies. Many of these companies have broader product lines, larger sales volumes and greater financial resources than we do. Additionally, some of these companies are able to compete more effectively due to greater vertical integration. Increased competition in the dietary supplement market could have a material adverse effect on our results of operations and financial condition.
Nrf2 Activators
Protandim® is one of a few products designed and marketed to activate the transcription factor Nrf2. In the dietary supplement market, we are aware of at least two other dietary supplement products that claim Nrf2 activation.
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
Oral Superoxide Dismutase and Catalase
There are many companies performing research into antioxidants. Several companies sell oral forms of superoxide dismutase and catalase. Although we believe Protandim® is a superior alternative to oral forms of superoxide dismutase and catalase, these products do compete with Protandim® in the marketplace. We anticipate additional companies will likely develop, purchase or in-license products that are competitive with Protandim®.

Personal Skin Care Market
In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based skin care product.
Animal Supplement Market
We compete principally with large, well-known companies in the animal supplement market. Most of the companies we compete with in the animal supplement market have broad distribution channels that include retail establishment. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based animal supplement product.
Regulatory Environment
FDA Regulations
The formulation, manufacturing, packaging, labeling, and advertising of our Protandim®, LifeVantage TrueScience® and Canine Health® products in the United States are subject to regulation by the Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, as well as comparable state laws. We are not required to obtain FDA pre-market approval to sell our products in the United States under the current set of laws.
We market Protandim® as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Canine Health®.
DSHEA permits statements of nutritional support, called “structure-function” statements, to be included in labeling for dietary supplements without FDA marketing approval. Such statements may claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States, describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, characterize the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or describes general well-being from consumption of a nutrient or dietary ingredient. Such statements may not expressly or impliedly claim that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading and is supported by competent and reliable scientific evidence. The FDA may assert that a particular statement of nutritional support that a company is using is an illegal claim; that assertion, normally, is in the form of a warning letter to that company. We have a duty to send to the FDA a notice that lists each new structure-function statement made by us; we are obligated to send that notice within 30 days after the first marketing of a supplement with such a statement.
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
The FDA's Center for Veterinary Medicine, or CVM, is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act, or the Act, that relates to animal supplements, like our Canine Health® product. CVM primary responsibility in enforcing the ACT is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard.
While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within fifteen working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our investors, independent distributors, vendors, and consumers. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.

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
The National Advertising Division, or NAD, of the national BBB, a non-governmental not-for-profit organization through its Electronic Retailing Self-Regulation Program, or ERSP, is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite FTC claim substantiation standard exists for specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website. We have been the subject of such a proceeding in 2008 and 2009, which was concluded in 2009.
Regulation of Direct Selling Activities
Direct selling activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. The laws and regulations often:

•	impose order cancellation, product return, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose caps on the amount of commission we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our distributors maintain levels of product sales to qualify to receive commissions and that our distributors are being compensated primarily for sales of products and not primarily for recruiting additional participants.

The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our compensation plan.
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
The FDA Food Safety Modernization Act
The FDA Food Safety Modernization Act, or FSMA, was enacted in 2011 and is now part of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:

•
gives FDA explicit authority to inspect and copy certain records related to any food and to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death;

•	places strict obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded; and

•	provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of regulatory schemes. We typically market Protandim® in international markets as foods or health foods under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim®. While we disagree with the assessment of ashwagandha, we are restricted from selling a formulation of Protandim® that contains ashwagandha into Japan. As such, we reformulated Protandim® for the Japan market to exclude ashwagandha. This reformulated Protandim® was introduced into Japan in fiscal 2013.
Similarly, our other markets outside the United States regulate advertising and product claims regarding the efficacy of our products and require adequate substantiation of claims. As such, we are unable to claim that any of our products will diagnose, cure, mitigate, treat or prevent diseases. For example, in Japan, Protandim® is considered a food product, which significantly limits our ability to make claims regarding the product. If marketing materials make claims that exceed the scope of allowed claims for dietary supplements, regulatory authorities could deem our products to be unapproved drugs and we could experience substantial harm.
Potential FDA and Other Regulation
We could become subject to additional laws or regulations administered by the FDA, FTC, or other federal, state, local or international regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In general, the regulatory environment is becoming more complex with increasingly strict regulations.
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
Legislation known as the Dietary Supplement Labeling Act has recently been introduced in the United States. This proposed legislation purports to help consumers distinguish between dietary supplements that are safe and those that have potentially serious side-effects or drug interactions. The Dietary Supplement Labeling Act would require dietary supplement manufacturers to disclose known ingredient risks and display mandatory warnings if a product contains an ingredient that could cause potentially serious adverse events. Although it is not currently known if, or in what form, the Dietary Supplement Labeling Act will be enacted, it could create additional regulatory burdens on our business and increase our cost of goods sold.
Employees
As of June 30, 2013, we had 238 full time employees: 180 of our employees are based in the United States, 55 of our employees are based in Japan, and 3 of our employees are based in Hong Kong. This number does not include our independent distributors, who are independent contractors and not employees. We outsource our manufacturing and distribution operations.
Available Information
The potential tender offer described above has not yet commenced. The related disclosure in this report is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares of our common stock. The solicitation and offer to buy our common stock will only be made pursuant to the offer to purchase and related materials that we will make available to our shareholders. Shareholders should read those materials carefully because they will contain important information, including the various terms and conditions of the potential tender offer.  Shareholders will be able to obtain copies of the offer to purchase, related materials filed by us as part of the statement on Schedule TO and other documents filed with the SEC from the SEC, without charge, as described below when these documents become available.  Shareholders and investors may also obtain a copy of these documents, as well as any other documents we have filed with the SEC, without charge, by contacting us or at our website listed below.  Shareholders are urged to carefully read these materials, when available, prior to making any decision with respect to the offer.
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
Our fiscal year that ended June 30, 2009 was the first year since fiscal 2005 that we were able to achieve operating profits. Although we experienced significant growth in each of the last four fiscal years, our growth significantly slowed in fiscal 2013 and we may not be successful in expanding our operations in future periods. Compared to other companies in our industry, we have limited experience selling products through direct selling, particularly outside the United States. As such, we may have limited insight into trends and other factors that may emerge and affect our business. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth.

Because our Japanese operations account for a significant part of our business, an inability to strengthen our business and work with evolving government regulations in Japan could harm our business.
Approximately 33% of our fiscal 2013 revenue was generated in Japan. The Japanese market has changed significantly since we began selling into the market in fiscal 2010 and its regulatory framework continues to change. In 2011, for example, the Ministry of Health, Labour and Welfare, or MHLW, made the determination that ashwagandha, one of the ingredients in Protandim®, is inappropriate for inclusion in a food product in Japan. In January 2013, we announced the release for the Japanese market of a new formulation of Protandim® that does not contain ashwagandha. Our revenue in Japan was harmed significantly in fiscal 2013 in part because of the concern among customers that the new formula was not as effective as our original Protandim® formula. Our business in Japan could be substantially harmed in the longer term if we determine, or if the market continues to perceive, that this formulation of Protandim® does not have the same effect as the original formulation or if the formulation faces additional challenges from regulatory agencies in Japan. Other factors that could impact our results in Japan include:

•	continued or increased levels of regulatory or media scrutiny and any regulatory actions, or any adoption of more restrictive regulations, in response to such scrutiny;

•	our inability to galvanize our leading independent distributors in Japan;

•	significant weakening of the Japanese yen;

•	increased regulatory constraints with respect to the claims we can make regarding the efficacy of Protandim® , which could limit our ability to effectively market that product;

•
the initiatives we have implemented in Japan, which are patterned after successful initiatives implemented in the U.S., may not generate renewed growth or increased productivity among our independent distributors in Japan, and may cost more or require more time to implement than we have anticipated;

•	inappropriate activities by our independent distributors and any resulting regulatory actions against us or our independent distributors;

•	discord among our top leaders within our independent distributor ranks or the loss of these leaders to other network marketing companies or otherwise;

•	improper practices of other direct selling companies or their independent distributors that increase regulatory or media scrutiny of our industry; and

•	weakness in the economy or consumer confidence.
In January 2013, we transitioned our operations in Japan from a “not-for-resale” model to our traditional direct selling model. We believe our transition to a direct selling model in Japan, the introduction of a new formulation of Protandim® into the market and our global recall of Protandim® contributed significantly to our slower sales growth in Japan during the third and fourth quarters of fiscal 2013. Our slower sales growth in sales could continue, and we could experience a decline in sales, if the transition to a direct selling model is less successful than anticipated or if distributors in Japan do not accept our products and business opportunity as anticipated. Additionally, there is a high level of regulatory scrutiny of the direct selling industry in Japan; several direct selling companies have been penalized for actions of distributors that violated applicable regulations. Such penalties have included suspension from sponsoring activities in Japan. If our distributors fail to comply with applicable regulations in Japan, regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business significantly.
We may not succeed in growing existing markets or opening new markets.
In fiscal 2013 we launched international operations in Hong Kong and Canada. We now have international operations in Japan, Hong Kong, Canada, Australia and Mexico. In fiscal 2013 we derived approximately 37% of our revenues from our international operations. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, despite our efforts to do so, we may not succeed in growing our existing international markets, entering new international markets on a timely basis, or achieving profitability in new markets. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products, including Protandim®, before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
If we are able to expand our operations, we may be unable to successfully manage our future growth.
Our business has grown significantly from fiscal 2009, the year we we initiated our direct selling model, through fiscal 2013. This growth placed substantial strain on our management, operational, financial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
We depend on our information technology, or IT, systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent distributor compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent distributors and other customers. For example, we are in the process of implementing a new back office system to be used by our independent distributors. Our business could be harmed if we are unable to successfully make that change or if our independent distributors do not adapt well to the new system.
Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.
Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While our distributor policies and procedures are designed to govern distributor conduct, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our independent distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors.
Inability of new products to gain distributor and market acceptance could harm our business.
In fiscal 2013 we introduced Canine Health® to our independent distributors and other customers. We may seek to further expand our product portfolio. However, any new products we introduce may not gain distributor and market acceptance to the extent we anticipate or project. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial revenue. The introduction of a new product could also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product instead of an existing product. If any of our products fail to gain distributor acceptance, we could see an increase in product returns.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.
A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenues are generated in Japan, strengthening of the U.S. dollar versus the Japanese yen could have an adverse impact on our financial results. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by third party importers, as well as conflicts between such importers and local governments or regulatory agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.
Global economic conditions could harm our business.
Global economic conditions continue to be challenging and unpredictable. Consumer confidence and spending have declined in recent years and the global credit crisis has limited access to capital for many companies and consumers. The global economic downturn could adversely impact our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, poor global economic conditions may adversely impact access to capital for us and our suppliers, may decrease our independent distributors’ ability to obtain or maintain credit, and may otherwise adversely impact our operations and overall financial condition.

In the past, we had material weaknesses in our internal control over financial reporting. If we are unable to maintain our level of internal controls in the future, our shareholders could lose confidence in our financial reporting and our stock price could suffer.
In connection with the preparation of our financial statements included in our Form 10-K for fiscal year 2011, as well as certain other previously issued financial statements, we concluded that there were material weaknesses in our internal control over financial reporting. While we were able to remedy these material weaknesses during fiscal 2012 and fiscal 2013, as we expand our business, especially outside of the United States, if we fail to maintain our control procedures, or otherwise comply with Section 404 of the Sarbanes-Oxley Act of 2002, it could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
If we are to expand our product offerings, we may need to raise additional capital.
We primarily depend on Protandim® for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
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
Although we generate revenue through the sale of LifeVantage TrueScience® and Canine Health®, we primarily rely on the sale of Protandim® for our revenue. We do not have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of Protandim®. For example, our revenue was adversely impacted because sales of Protandim® slowed following our voluntary product recall during fiscal 2013. If we have similar problems in the future, our results could be negatively affected. In addition, we may be unable to sustain or increase the price or sales levels for Protandim®, which could harm our business.
High quality material for our products may be difficult to obtain or expensive.
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
In December 2012 we commenced a voluntary recall of certain lots of Protandim® to alleviate concerns that some Protandim® tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, one of the raw materials used to manufacture Protandim®. We purchase turmeric extract from third party suppliers. Our business could be adversely affected if we are unable to obtain a reliable source of turmeric extract or any other raw material used in the manufacturing of our products that meets our quality standards.
Although our independent distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.
Our independent distributors are not employees and act independent of us. However, activities by our independent distributors that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Our independent distributors agree to abide by our strict policies and procedures designed to ensure our independent distributors will comply with legal requirements. We have a compliance department that addresses violations of our independent distributors when they become known to us. However, given the size of our independent distributor force, we experience problems with independent distributors violating our policies and procedures from time to time and are not always able to discover such violations.
One of our most significant areas of risk with respect to independent distributor activities relates to improper product claims and claims regarding the business opportunity of being an independent distributor. Any determination by the Federal Trade Commission or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers. As we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.
If we are unable to retain our existing independent distributors and recruit additional independent distributors, our revenue will not increase and may even decline.
Our independent distributors may terminate their services at any time, and, like most direct selling companies, we have experienced and are likely to continue to experience turnover among independent distributors. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors.
Our operating results will be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors. The number and productivity of our independent distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;

•	any changes we might make to our independent distributor compensation plan;

•	any negative public perception of our products or their ingredients;

•	any negative public perception of our independent distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.
We are dependent upon third parties to manufacture our product.
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers' facilities. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.

We are subject to risks related to product recalls.
We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products, including the inclusion of foreign contaminants. However, such measures may not prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In December 2012, we commenced a voluntary recall of certain lots of Protandim® to alleviate concerns that some tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, an ingredient in Protandim® we purchase from third party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition. In addition, product recalls could result in negative publicity and public concerns regarding the safety of our products, either of which could harm the reputation of our products and our business and could cause the market value of our common stock to decline. The ultimate costs of the recall we commenced in December 2012, including financial costs, injury to our reputation, liability and reduced growth prospects, are not yet known to us.
The events that lead to and followed our voluntary product recall in December 2012 strained our relationships with some of our third party manufacturers. Additionally, following the voluntary recall we implemented more stringent measures, including several redundant measures, in our manufacturing process to detect contaminates. Third party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products and these additional measures may increase our cost of goods sold and further strain our relationships with manufacturers.
Network Marketing is heavily regulated.
Various government agencies throughout the world regulate network marketing practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets if we are unable to comply with these laws or adjust to changes in these laws.
Unfavorable publicity could materially harm our business.
We are highly dependent upon consumers' perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press and other means to publish criticism of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company's stock price decreases. One such company was recently targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company's network marketing model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
Future scientific research or publicity may not be favorable to our industry or any particular product, including Protandim®. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting or claimed to have resulted from the consumption or use of our products or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the claims are unsubstantiated or if the adverse effects associated with such products resulted from failure to consume or use such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.
Our direct selling program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.
Some of the legal and regulatory requirements concerning the direct selling business model are ambiguous and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Recent allegations by short sellers regarding the legality of multi-level marketing companies have also created intense public scrutiny of our industry and could cause governmental agencies to change their enforcement and interpretation of applicable laws and regulations. The failure of our business to comply with current or newly adopted regulations or interpretations could negatively impact our business in a particular market or in general and may adversely affect our share price.

We may become involved in legal proceedings that are expensive, time consuming and, if adversely adjudicated or settled, could adversely affect our financial results.
Litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results. It is not possible to predict the final resolution of litigation which we may in the future become party to; the impact of certain of these matters on our business, results of operations and financial condition could be material.
We are currently involved in various lawsuits, both as a plaintiff and as defendant. While we believe the suits against us are without merit, they are quite costly to defend and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.
Regulations governing the production and marketing of our skin care product could harm our business.
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
In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which was passed by Congress in 2006, imposes significant regulatory requirements on dietary supplements, packers and distributors including the reporting of “serious adverse events” to the FDA and record keeping requirements. Complying with this legislation could raise our costs and negatively impact our business. We and our suppliers are also required to comply with FDA regulations with respect to current Good Manufacturing Procedures in manufacturing, packaging, or holding dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that we and our subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. In 2011, the FDA published draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient, or NDI, notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that Protandim® contains an NDI, if the FDA were to conclude that we should have filed an NDI notification for Protandim®, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.
Legislation known as the Dietary Supplement Labeling Act was recently introduced in the United States Senate. This proposed legislation purports to help consumers distinguish between dietary supplements that are safe and those that have potentially serious side-effects or drug interactions. The Dietary Supplement Labeling Act, if passed and enacted as law, would require dietary supplement manufacturers to disclose known ingredient risks and display mandatory warnings if a product contains an ingredient that could cause potentially serious adverse events. Although it is not currently known if, or in what form, the Dietary Supplement Labeling Act will be enacted, it could create additional regulatory burdens on our business, increase our costs and harm our operations.
We are subject to the risk of investigatory and enforcement action by the FTC.
We are subject to the risk of investigatory and enforcement action by the FTC based on our advertising claims and marketing practices. The FTC routinely reviews product advertising, including websites, to identify significant questionable advertising claims and practices. The FTC has brought many actions against dietary supplement companies based upon allegations that applicable advertising claims or practices were deceptive or not substantiated. If the FTC initiates an investigation, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Any investigation may be very expensive to defend and may result in an adverse ruling or in a consent decree.
Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our federal corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where our tax rate in fiscal 2013 was approximately 38%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer. In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by foreign taxing authorities of other jurisdictions in which we conduct business throughout the world.

Non-compliance with anti-corruption laws could harm our business.
Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act, also known as the FCPA. Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies and controls to protect against violation of these laws, we cannot be certain that these efforts will be effective.
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
All of our employees are “at will” employees, which means any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management or our employees.
We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results.
Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our distributors were deemed to be employees rather than independent contractors, we would also face the threat of increased vicarious liability for their actions.
The dietary supplement market is highly competitive.
Our flagship product, Protandim®, competes in the dietary supplements market, which is large, highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities than we do. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, our patents or various contractual protections may not adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information, and may not be successful in such defense.
Moreover, our intellectual property rights are more limited outside of the United States than they are in the United States. As such, we may not be successful in preventing third parties from copying or misappropriating our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate to obtain licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, independent distributors, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
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
The manufacture and sale of any product for human consumption raises the risk of product liability claims. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, sales process or even due to tampering by unauthorized third parties. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce all of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for these products despite not manufacturing them. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. Although we maintain insurance coverage, there is a risk that our insurance will not cover our potential exposure completely or would fail to cover a particular claim, in which case we may not have the financial resources to satisfy such claim. In addition, certain types of damages, such as punitive damages, are not covered by our insurance policy.
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

Risks Related to Ownership of Our Common Stock
If the holders of our outstanding warrants and options exercise their securities for shares of common stock, we will issue up to 15,251,342 shares, which will materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2013, we had 117,088,257 shares of common stock outstanding. As of June 30, 2013, we also had outstanding warrants that are exercisable for an aggregate of 8,241,390 shares of common stock and stock options outstanding for an aggregate of 7,009,952 shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
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
We have paid no cash dividends on any of our classes of capital stock to date. Although during fiscal 2013 we paid an aggregate of $7.1 million to repurchase 2,972,080 shares of our common stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.
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
ITEM 2 — PROPERTIES
Corporate Offices
The term of the lease for our corporate headquarters in Sandy, Utah is for 66 months and includes approximately 20,900 square feet of office space. The lease term began in January 2012 and expires in June 2017. We also lease approximately 7,200 square feet located at 4516 South 700 East in Murray, Utah that we use for our call center. We entered into the lease agreement for our call center in August 2012, and the term of the lease runs through September 2015. We also lease lab space in Aurora, Colorado. This lease commenced in September 2011 and is scheduled to terminate in September 2013.
In September 2012, we entered into a lease agreement for office space currently being constructed adjacent to our current corporate headquarters in Sandy, Utah. This lease is for a term of ten years and includes approximately 44,353 square feet with options to occupy additional space in the future if needed. We anticipate construction of this space will be completed in the third quarter of fiscal 2014, at which time we plan to move our headquarters, call center and lab to this new location. This lease will supersede and replace the lease for our current headquarters and call center.
We lease approximately 3,200 square feet of office space in San Diego, California under a 5-year lease which commenced in November of 2008. The term of the lease will expire during the second quarter of fiscal 2014, and we do not intend to extend or renew the lease.
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The term of the lease is for five years commencing on August 1, 2012.

Warehouse Facilities
In September 2009 we entered into an agreement with Integracore, LLC, under which Integracore provides fulfillment services to us, including services relating to procurement, warehousing, ordering, processing and shipping. We recently expanded our arrangement with Integracore and we now use a second regional location in Atlanta, Georgia for shipping efficiencies. We have also entered into arrangements to receive similar services in some of our international markets. For example, in December 2012 we entered into an agreement with Suzuyo & Co., Ltd. for warehouse and order fulfillment services.
ITEM 3 — LEGAL PROCEEDINGS
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol "LFVN" during the first quarter of fiscal 2013. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN.”
The table below sets forth for the fiscal quarters indicated the reported high and low prices of our common stock, as quoted on NASDAQ or the OTC Bulletin Board, as applicable. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	Fiscal year
	2013		2012
	High	Low	High	Low
First Quarter	$3.85	$2.46	$1.69	$1.28
Second Quarter	$3.42	$1.60	$1.60	$1.32
Third Quarter	$3.07	$2.15	$3.98	$1.33
Fourth Quarter	$2.50	$2.04	$3.88	$2.25
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2013, we had 349 shareholders of record and 117.1 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ total composite index and (ii) a market-weighted index of publicly traded peer companies (the "Peer Group") for the period from June 30, 2008 through June 30, 2013. The data shown assumes an investment on June 30, 2008 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be acheivable in the upcoming years.
The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc., Nu Skin Enterprises, Inc., Mannatech, Incorporated, Herbalife LTD., Reliv International, Inc., Avon Products, Inc., USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2013
1,200.00
1,000.00
800.00
600.00
400.00
200.00
0.00
2008
2009
2010
2011
2012
2013
Lifevantage Corporation
NASDAQ Composite-Total Returns
Peer Group

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2008	$100.00	$100.00	$100.00
June 30, 2009	$268.00	$80.87	$77.77
June 30, 2010	$204.00	$93.85	$93.22
June 30, 2011	$600.00	$124.68	$132.52
June 30, 2012	$1,132.00	$133.46	$103.61
June 30, 2013	$928.00	$157.28	$129.90

Dividends
We have not declared any dividends on any class of our equity securities since incorporation and we do not currently anticipate declaring any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, for use in our operations and the expansion of our business.
Purchases of Equity Securities
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	40,226	$2.39	40,226	$4,999,807
May 1, 2013 to May 31, 2013	106,010	$2.39	106,010	$4,746,443
June 1, 2013 to June 30, 2013	821,192	$2.29	821,192	$2,865,913
Total	967,428	$2.31	967,428

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On March 22, 2013, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $5 million of shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. We had previously announced on December 14, 2012 a repurchase program of $5 million shares of our common stock, of which $0.1 million was remaining at April 1, 2013.

ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for each of the years ended June 30, 2013, 2012 and 2011, and the consolidated balance sheet data as of June 30, 2013, and 2012, have been derived from our consolidated financial statements audited by EKS&H LLLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2010 and 2009 and the consolidated balance sheet data as of June 30, 2011, 2010 and 2009 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2013	2012	2011	2010	2009
(In thousands, except per share data)
Statement of Operations Data:
Sales, net	$208,178	$126,183	$38,919	$11,478	$4,141
Cost of sales	31,845	18,052	5,917	1,906	853
Product recall costs	4,798	—	—	—	—
Gross profit	171,535	108,131	33,002	9,572	3,288
Operating expenses:
Sales and marketing	122,389	68,397	21,060	8,481	4,108
General and administrative	32,471	16,397	7,516	7,765	6,588
Research and development	2,948	1,359	509	393	224
Depreciation and amortization	1,659	521	215	255	173
Total operating expenses	159,467	86,674	29,300	16,894	11,093
Operating income	12,068	21,457	3,702	(7,322)	(7,805)
Other expense, net:
Interest and other expense, net	(915)	(44)	(5,948)	(6,828)	(1,310)
Change in fair value of derivative liabilities	—	(6,741)	(48,454)	3,102
Total other expense	(915)	(6,785)	(54,402)	(3,726)	(1,310)
Net income (loss) before income taxes	11,153	14,672	(50,700)	(11,048)	(9,115)
Income tax expense	(3,545)	(2,203)	(92)	—	—
Net income (loss)	$7,608	$12,469	$(50,792)	$(11,048)	$(9,115)
Net income (loss) per share:
Basic	$0.07	$0.12	$(0.69)	$(0.19)	$(0.23)
Diluted	$0.06	$0.11	$(0.69)	$(0.19)	$(0.23)
Weighed average shares outstanding:
Basic	112,276	102,696	73,173	57,373	40,361
Diluted	122,888	118,331	73,173	57,373	40,361

	As of June 30,
	2013	2012	2011	2010	2009
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,299	$24,648	$6,721	$1,978	$1,389
Working capital	25,375	22,800	(3,105)	(2,104)	(748)
Total assets	55,484	44,528	12,499	6,227	5,716
Current liabilities	20,566	16,028	13,380	5,131	3,734
Derivative liabilities	—	—	19,905	17,123	8,430
Total liabilities	21,539	16,245	33,307	22,402	12,570
Total stockholders equity (deficit)	33,945	28,283	(20,808)	(16,175)	(6,854)

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada and Mexico through a network of independent distributors, and to preferred and retail customers.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including, Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience® , our anti-aging skin care product, and Canine Health®, our companion pet supplement formulated to fight oxidative stress in dogs. We currently focus our internal research efforts on oxidative stress solutions, particularly the activation of Nuclear factor (erythroid-derived 2)-like 2, also known as Nrf2, as it relates to health-related disorders. We also evaluate healthy living products developed by third party research companies that we believe are scientifically-validated and compatible with our current product offerings.
Our Products
Our products are Protandim®, LifeVantage TrueScience® and Canine Health®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage TrueScience® is our science-based anti-aging skin care product, which incorporates some of the ingredients found in our Protandim® product with other proprietary ingredients. We introduced Canine Health® in fiscal 2013 as a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
We sell our Protandim®, LifeVantage TrueScience® and Canine Health® products through a direct selling model to independent distributors and to our preferred and customers.
Customers

Because we utilize a direct selling model for the distribution of our products the success and growth of our business is primarily based on our ability to attract new and retain existing independent distributors. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and preferred customers purchasing our products. The number of active independent distributors and preferred customers is, therefore, used by management as a key non-financial measure.

The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those independent distributors and preferred customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	Active Independent Distributors By Region
	As of June 30, 2013		As of June 30, 2012		Change from Prior Year	Percent Change
Americas	43,000	64.2%	32,000	69.6%	11,000	34.4%
Asia/Pacific	24,000	35.8%	14,000	30.4%	10,000	71.4%
	67,000	100.0%	46,000	100.0%	21,000	45.7%

	Active Preferred Customers By Region
	As of June 30, 2013		As of June 30, 2012		Change from Prior Year	Percent Change
Americas	115,000	83.3%	101,000	84.9%	14,000	13.9%
Asia/Pacific	23,000	16.7%	18,000	15.1%	5,000	27.8%
	138,000	100.0%	119,000	100.0%	19,000	16.0%

Results of Operations
We commenced sales of Protandim® in 2005, LifeVantage TrueScience® in 2009 and Canine Health® in fiscal 2013. For the fiscal years ended June 30, 2013, 2012 and 2011, we generated net revenues of $208.2 million , $126.2 million and $38.9 million, respectively, recognized operating profit of $12.1 million, $21.5 million and $3.7 million, respectively, and recognized net income (loss) of $7.6 million, $12.5 million and $(50.8) million, respectively.
Our expenditures consist primarily of independent distributor commissions, operating expenses, payroll and professional fees, customer service, research and development and product manufacturing for the marketing and sale of our products.
The following table presents certain consolidated earnings data as a percentage of net sales:

	For the years ended,
	June 30, 2013	June 30, 2012	June 30, 2011
Sales, net	100.0%	100.0%	100.0%
Cost of sales	15.3	14.3	15.2
Product recall costs	2.3	—	—
Gross profit	82.4	85.7	84.8
Operating expenses:
Sales and marketing	58.8	54.2	54.1
General and administrative	15.6	13.0	19.3
Research and development	1.4	1.1	1.3
Depreciation and amortization	0.8	0.4	0.6
Total operating expenses	76.6	68.7	75.3
Operating income	5.8	17.0	9.5
Other expense:
Interest expense, net	(0.4)	—	(15.3)
Change in fair value of derivative liabilities	—	(5.4)	(124.5)
Total other expense	(0.4)	(5.4)	(139.8)
Net income (loss) before income taxes	5.4	11.6	(130.3)
Income tax expense	(1.7)	(1.7)	(0.2)
Net income (loss)	3.7%	9.9%	(130.5)%
Comparison of Fiscal Years Ended June 30, 2013 and 2012
Sales. We generated net sales of $208.2 million during the year ended June 30, 2013 and $126.2 million during the year ended June 30, 2012 primarily from the sale of our Protandim® and LifeVantage TrueScience® products. The increase in sales of $82.0 million in fiscal 2013 was primarily due to significant growth in the number of independent distributors and preferred customers and included an increase in sales in the Americas of $42.9 million and sales in Asia/Pacific of $39.1 million. We expect in sales to grow, but at a reduced rate, in fiscal 2014 year as we continue to add new independent distributors and preferred customers and expand into additional international markets.
Gross Margin. Cost of sales were $36.6 million for the year ended June 30, 2013, and $18.1 million for the year ended June 30, 2012, resulting in a gross margin of $171.5 million, or 82%, and $108.1 million, or 86%, respectively. The decrease in gross margin was caused by our voluntary recall which occurred in December 2012. We expect the gross margin percentage to be in the 84-85% range for the foreseeable future based on our expected inventory and manufacturing costs. Economic conditions and changes in the supply of raw materials and additional manufacturing process costs could negatively impact our gross margins in the future.
Operating Expenses. Total operating expenses for the year ended June 30, 2013 were $159.5 million as compared to operating expenses of $86.7 million for the year ended June 30, 2012. Operating expenses consist of sales and marketing expenses, general and administrative, research and development, and depreciation and amortization. The majority of the increase of $72.8 million in operating expenses is due to independent distributor commissions on our increased sales and increased headcount and infrastructure expenses to support our growth.
Sales and Marketing. Sales and marketing expense for the year ended June 30, 2013 was $122.4 million compared to $68.4 million for the fiscal year ended June 30, 2012 representing an increase of $54.0 million in fiscal year 2013. This increase was due primarily to commissions incurred on increased sales as well as increased event and promotion costs and increased headcount-related costs. We expect sales and marketing expenses to continue to increase as sales increase, but to remain relatively stable as a percentage of net sales.
General and Administrative. Our general and administrative expense for the year ended June 30, 2013 was $32.5 million compared to $16.4 million for the fiscal year ended June 30, 2012. The increase of $16.1 million was primarily due to an increase in headcount-related costs as well as increased professional fees, lease and related infrastructure costs, stock compensation expenses, insurance and travel.
Research and Development. Our research and development expense for the year ended June 30, 2013 was $2.9 million compared to $1.4 million for the year ended June 30, 2012. The increase of $1.6 million was due primarily to increased headcount-related costs.
Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2013 was $1.7 million compared to $0.5 million for the year ended June 30, 2012. The increase of $1.1 million primarily relates to depreciation associated with fixed asset acquisitions during the year ended June 30, 2013.
Net Other Expense. We recognized net other expense for the year ended June 30, 2013 of $0.9 million as compared to $6.8 million for the year ended June 30, 2012. Other expense decreased by $5.9 million, primarily due to a decrease in fair value expense related to derivative liabilities as the instruments were either exercised or the derivative provision was removed during the year ended June 30, 2012. As of June 30, 2013, we had no derivative liability instruments outstanding and do not expect to recognize expense or income relating to derivative liability in future periods.
Income Tax Expense. Our income tax expense for the year ended June 30, 2013 was $3.5 million as compared to income tax expense of $2.2 million for the year ended June 30, 2012. The increase in tax expense is primarily due to the release of our valuation allowance against deferred tax assets in the second quarter of the fiscal year ended June 30, 2012. We expect our income tax expense and effective tax rate to increase as our taxable income increases and our effective rate approaches normal statutory rates in future periods.
Net Income. Our net income for the year ended June 30, 2013 was $7.6 million as compared to net income of $12.5 million for the year ended June 30, 2012. This represents a decrease in net income of $4.9 million which is comprised of a decrease in operating income of $9.4 million, a decrease in other expense of $5.9 million and an increase in tax expense of $1.3 million.
Comparison of Fiscal Years Ended June 30, 2012 and 2011
Sales. We generated net sales of $126.2 million during the year ended June 30, 2012 and $38.9 million during the year ended June 30, 2011 primarily from the sale of our Protandim® and LifeVantage TrueScience® products. The increase in sales of $87.3 million was primarily due to significant growth in the number of independent distributors and preferred customers and included an increase in sales in the Americas of $58.5 million and sales in Asia/Pacific of $28.8 million.
Gross Margin. Cost of sales were $18.1 million for the year ended June 30, 2012, and $5.9 million for the year ended June 30, 2011, resulting in a gross margin of $108.1 million, or 86%, and $33.0 million, or 85%, respectively. The increase in gross margin percentage was due to slightly decreased inventory-related expenses and adjustments to our sales return reserve estimate.

Operating Expenses. Total operating expenses for the year ended June 30, 2012 were $86.7 million as compared to operating expenses of $29.3 million for the year ended June 30, 2011. Operating expenses consist of sales and marketing expenses, general and administrative, research and development, and depreciation and amortization. The majority of the increase of $57.4 million in operating expenses was due to independent distributor commissions on our increased sales.
Sales and Marketing. Sales and marketing expense for the year ended June 30, 2012 was $68.4 million compared to $21.1 million for the fiscal year ended June 30, 2011 representing an increase of $47.3 million in fiscal year 2012. This increase was due primarily to commissions incurred on increased sales as well as increased event and promotion costs and increased headcount-related costs.
General and Administrative. Our general and administrative expense for the year ended June 30, 2012 was $16.4 million compared to $7.5 million for the fiscal year ended June 30, 2011. The increase of $8.9 million was primarily due to an increase in headcount-related costs as well as increased professional fees, stock compensation expenses, insurance and travel.
Research and Development. Our research and development expense for the year ended June 30, 2012 was $1.4 million compared to $0.5 million for the year ended June 30, 2011. The increase of $0.9 million was due primarily to increased headcount-related costs.
Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2012 was $0.5 million compared to $0.2 million for the year ended June 30, 2011. The increase of $0.3 million primarily relates to depreciation associated with fixed asset acquisitions during the year ended June 30, 2012.
Net Other Expense. We recognized net other expense for the year ended June 30, 2012 of $6.8 million as compared to $54.4 million for the year ended June 30, 2011. Other expense decreased by $47.6 million, primarily due to a decrease in fair value expense related to derivative liabilities as the instruments were either exercised or the derivative provision was removed during the year ended June 30, 2012.
Income Tax Expense. Our income tax expense for the year ended June 30, 2012 was $2.2 million as compared to income tax expense of $0.1 million for the year ended June 30, 2011. The increase in tax expense was due to the increase in taxable income and was partially offset by the release of our valuation allowance against deferred tax assets in the second quarter of the fiscal year ended June 30, 2012.
Net Income (Loss). Our net income for the year ended June 30, 2012 was $12.5 million as compared to a net loss of $50.8 million for the year ended June 30, 2011. This represented an increase in net income of $63.3 million which was comprised of an increase in operating income of $17.8 million, a decrease in other expense of $47.6 million and an increase in tax expense of $2.1 million.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of our products and to pay our general and administrative expenses. Our primary sources of liquidity are cash flow from the sales of our products.
At June 30, 2013, our cash and cash equivalents were $26.3 million. This represented an increase of $1.7 million from the $24.6 million in cash and cash equivalents as of June 30, 2012. During the fiscal year ended June 30, 2013, our net cash provided by operating activities was $10.7 million as compared to net cash provided by operating activities of $19.4 million during the fiscal year ended June 30, 2012. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2013 is primarily due to a decrease in net operating income for the fiscal year ended June 30, 2013.
During the fiscal year ended June 30, 2013, our net cash used in investing activities was $5.1 million, primarily due to purchases of fixed assets to support our continued growth. During the fiscal year ended June 30, 2012, our net cash used in investing activities was $1.9 million, primarily due to the purchases of equipment and intangible assets offset by the redemption of available-for-sale marketable securities.
Cash used in financing activities during the fiscal year ended June 30, 2013 was $4.0 million, compared to cash provided by financing activities of $0.7 million during the fiscal year ended June 30, 2012. Cash used in financing activities during the fiscal year ended June 30, 2013 was due to $7.1 million of repurchases of Company stock partially offset by $3.1 million of proceeds from exercises of options and warrants. Cash provided by financing activities during the fiscal year ended June 30, 2012 was primarily due to the exercise of options and warrants.

At June 30, 2013 and June 30, 2012, the total amount of our foreign subsidiary cash was $4.2 million and $1.3 million, respectively.  For earnings considered to be indefinitely reinvested, we have not accrued taxes.  If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes.  As of June 30, 2013, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material.  We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.

At June 30, 2013, we had working capital (current assets minus current liabilities) of $25.4 million compared to working capital of $22.8 million at June 30, 2012. The increase in working capital was due primarily to increases in cash, income tax receivable, prepaid and deferred tax assets. These increases were partially offset by increases in accrued expenses including commissions payable. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets. There is no guarantee that we would be able to raise additional capital or that the terms would be advantageous to shareholders.  Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Off-Balance Sheet Arrangements
At June 30, 2013 and 2012, we had no off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2013, our shipments of products sold totaling approximately $16 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.6 million at June 30, 2013, compared with $0.9 million at June 30, 2012. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first-in, first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii)

competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.
We have recorded $3.9 million of inventory write-downs as of June 30, 2013, primarily related to our voluntary recall in December 2012. As of June 30, 2012 we had recorded $35,000 of inventory write-downs primarily for obsolete marketing materials.
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
Research and Development Costs
We expense all of our payments related to research and development activities.
Commitments and Obligations

(in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Lease Obligations	$19,022	$2,337	$8,129	$3,819	$4,737
Other	577	577	—	—	—
Total	$19,599	$2,914	$8,129	$3,819	$4,737
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We conduct business in several countries and intend to continue to grow our international operations. Net sales, operating, and net income are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U. S. laws and regulations relating to international trade and investment.
Foreign Currency Risk
During the year ended June 30, 2013, approximately 37 percent of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2013 we did not have any derivative instruments.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2013				Year ended June 30, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	78.70	81.04	92.25	98.77	77.80	77.35	79.27	80.16
Australia	0.96	0.96	0.96	1.01	0.95	0.99	0.95	0.99
Hong Kong	7.75	7.75	7.76	7.76	7.79	7.78	7.76	7.76
Mexico	13.17	12.95	12.65	12.47	12.30	13.66	13.00	13.54
Canada	0.99	0.99	1.01	1.02	0.98	1.02	1.00	1.01

Interest Rate Risks
As of June 30, 2013, we had no outstanding debt, and therefore, had no direct exposure to interest rate risk.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013. Such evaluation was based on the framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2013.
The effectiveness of our internal control over financial reporting as of the end of the period covered by this report has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Douglas C. Robinson
Douglas C. Robinson
Its:	President and Chief Executive Officer
Date:	September 12, 2013
Each person whose individual signature appears below hereby constitutes and appoints Douglas C. Robinson, David S. Colbert and Robert H. Cutler, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Douglas C. Robinson	September 12, 2013	President and Chief Executive Officer; Director (Principal Executive Officer)
Douglas C. Robinson

/s/ David S. Colbert	September 12, 2013	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David S. Colbert

/s/ Elwood Spedden	September 12, 2013	Chairman of the Board
Elwood Spedden

/s/ Dave Manovich	September 12, 2013	Director
Dave Manovich

/s/ Richard Okumoto	September 12, 2013	Director
Richard Okumoto

/s/ Garry Mauro	September 12, 2013	Director
Garry Mauro

/s/ George E. Metzger	September 12, 2013	Director
George E. Metzger

/s/ Michael A. Beindorff	September 12, 2013	Director
Michael A. Beindorff

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Amended and Restated Articles of Incorporation	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

3.2(a)	Amended and Restated Bylaws	Exhibit to Form 10-K for the fiscal year ended June 30, 2011, filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to Form 8-K filed on May 31, 2012

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3#	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement filed on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended on January 10, 2012	Exhibit to Form 8-K filed on January 17, 2012.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.11#	LifeVantage Corporation Annual Incentive Plan effective as of July 1, 2012	Exhibit to Form 10-K for the fiscal year ended June 30, 2012 filed on September 10, 2012.

10.12#	LifeVantage Corporation FY2014 Annual Incentive Plan	Filed herewith.

10.13#	LifeVantage Corporation FY2014 Sales Incentive Plan	Filed herewith.

10.14#	LifeVantage Corporation Cash Settled Performance Based Long Term Incentive Plan	Filed herewith.

10.15#	Form of Performance Unit Agreement	Filed herewith.

10.13(a)#	Separation Agreement and General Release effective as of June 18, 2013 between LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 8-K filed on June 25, 2013.

10.13(b)#	Employment Agreement between LifeVantage Corporation and Douglas C. Robinson, dated March 11, 2011 and effective as of March 15, 2011	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2011 filed on May 16, 2011.

10.13(c)#	Amendment to Employment Agreement dated March 23, 2012 by and between LifeVantage Corporation and Douglas C. Robinson	Exhibit to Form 8-K filed on March 27, 2012.

10.13(d)#	Forms of incentive stock option and nonqualifying stock option agreements with Mr. Douglas Robinson dated March 15, 2011	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

10.14(a)#	Employment Agreement by and between Lifevantage Corporation and David W. Brown, dated May 4, 2011 and effective as of April 1, 2011	Exhibit to Form 8-K filed on May 10, 2011.

10.14(b)#	Employment Agreement between David Colbert and Lifevantage Corporation effective August 1, 2012	Exhibit to Form 8-K filed on August 6, 2012

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.14(c)#	Employment Agreement by and between Robert Urban and Lifevantage Corporation effective as of May 29, 2012	Exhibit to Form 8-K filed on May 31, 2012

10.15#	Agreement between Donny Osmond Concerts, Inc. and LifeVantage Corporation dated September 1, 2011	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.16	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.17#	Employment Agreement by and between Rob Cutler and LifeVantage Corporation effective March 21, 2012	Filed herewith.

10.18	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.19#	Key Executive Benefit Package by and between Kirby Zenger and LifeVantage Corporation effective as of October 2, 2012	Exhibit to Form 8-K filed on October 3, 2012.

10.20**	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.21**	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

24.1	Power of Attorney	Signature page to this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
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

**	Confidential treatment has been granted by the SEC with respect to certain portions of these exhibits.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeVantage Corporation and subsidiaries internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2013 expressed an unqualified opinion thereon.

EKS&H LLLP
Denver, Colorado
September 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited LifeVantage Corporation and subsidiaries' (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LifeVantage Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeVantage Corporation and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated September 12, 2013 expressed an unqualified opinion thereon.

EKS&H LLLP
Denver, Colorado
September 12, 2013

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$26,299	$24,648
Accounts receivable, net	1,789	333
Income tax receivable	2,150	—
Inventory	10,524	11,353
Current deferred income tax asset	2,885	1,244
Prepaid expenses and deposits	2,294	1,250
Total current assets	45,941	38,828
Long-term assets
Property and equipment, net	5,692	1,997
Intangible assets, net	1,747	1,882
Long-term deferred income tax asset	730	1,479
Deposits	1,374	342
TOTAL ASSETS	$55,484	$44,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,171	$3,615
Commissions payable	7,564	5,631
Reserve for sales returns	648	863
Accrued bonuses	50	2,287
Income tax payable	—	546
Other accrued expenses	7,009	2,932
Customer deposits	124	154
Total current liabilities	20,566	16,028
Long-term liabilities
Other long-term liabilities	973	217
Total liabilities	21,539	16,245
Commitments and contingencies- Note 6
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 117,088 and 110,174 issued and outstanding as of June 30, 2013 and 2012, respectively	121	111
Additional paid-in capital	110,413	105,154
Accumulated deficit	(76,476)	(76,961)
Accumulated other comprehensive loss	(113)	(21)
Total stockholders’ equity	33,945	28,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,484	$44,528
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2013	2012	2011
(In thousands, except per share data)
Sales, net	$208,178	$126,183	$38,919
Cost of sales	31,845	18,052	5,917
Product recall costs	4,798	—	—
Gross profit	171,535	108,131	33,002
Operating expenses:
Sales and marketing	122,389	68,397	21,060
General and administrative	32,471	16,397	7,516
Research and development	2,948	1,359	509
Depreciation and amortization	1,659	521	215
Total operating expenses	159,467	86,674	29,300
Operating income	12,068	21,457	3,702
Other expense, net:
Interest and other expense, net	(915)	(44)	(5,948)
Change in fair value of derivative liabilities	—	(6,741)	(48,454)
Total other expense	(915)	(6,785)	(54,402)
Net income (loss) before income taxes	11,153	14,672	(50,700)
Income tax expense	(3,545)	(2,203)	(92)
Net income (loss)	$7,608	$12,469	$(50,792)
Net income (loss) per share:
Basic	$0.07	$0.12	$(0.69)
Diluted	$0.06	$0.11	$(0.69)
Weighted average shares outstanding:
Basic	112,276	102,696	73,173
Diluted	122,888	118,331	73,173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(92)	38	(28)
Other comprehensive income (loss), net of tax:	(92)	38	(28)
Comprehensive income (loss)	$7,516	$12,507	$(50,820)
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended June 30, 2013, 2012 and 2011

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2010	61,495	$61	$21,457	$(37,662)	$(31)	$(16,175)
Exercise of options and warrants	9,448	10	13,091	—	—	13,101
Conversion of debt to equity	27,851	28	32,292	—	—	32,320
Stock-based compensation	—	—	766	—	—	766
Net loss	—	—	—	(50,792)	—	(50,792)
Currency translation adjustment	—	—	—	—	(28)	(28)
Balances, June 30, 2011	98,794	$99	$67,606	$(88,454)	$(59)	$(20,808)
Exercise of options and warrants	11,909	12	19,747	—	—	19,759
Stock-based compensation	—	—	1,323	—	—	1,323
Issuance of restricted stock	149	—	—	—	—	—
Repurchase of company stock	(678)	—	—	(976)	—	(976)
Reclassification of liability awards	—	—	16,478	—	—	16,478
Net income	—	—	—	12,469	—	12,469
Currency translation adjustment	—	—	—	—	38	38
Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Exercise of options and warrants	7,270	7	3,093	—	—	3,100
Stock-based compensation	—	—	2,169	—	—	2,169
Issuance of restricted stock	2,616	3	(3)	—	—	—
Repurchase of company stock	(2,972)	—	—	(7,123)	—	(7,123)
Net income	—	—	—	7,608	—	7,608
Currency translation adjustment	—	—	—	—	(92)	(92)
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2013	2012	2011
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$7,608	$12,469	$(50,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,659	521	215
Loss on disposal of equipment	—	37	—
Stock-based compensation	2,169	1,323	767
Impairment of inventory	3,923	—	—
Deferred income tax benefit	(892)	(2,723)	—
Non-cash interest expense from convertible debentures	—	—	4,747
Non-cash interest expense from amortization of deferred offering costs	—	—	845
Change in fair value of derivative liabilities	—	6,741	48,454
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable and income tax receivable	(3,653)	609	(540)
(Increase) in inventory	(3,356)	(9,228)	(1,631)
(Increase) in prepaid expenses and deposits	(1,065)	(762)	(334)
(Increase) in long-term deposits	(1,168)	(310)	(4)
Increase in accounts payable	1,606	2,816	28
Increase/(decrease) in customer deposits	(13)	120	(1)
Increase in accrued expenses	3,403	7,581	2,933
Increase/(decrease) in other long-term liabilities	441	195	(6)
Net Cash Provided by Operating Activities	10,662	19,389	4,681
Cash Flows from Investing Activities:
Redemption of marketable securities	—	350	75
Purchase of equipment	(5,080)	(2,194)	(122)
Purchase of intangible assets	—	(52)	(42)
Net Cash Used in Investing Activities	(5,080)	(1,896)	(89)
Cash Flows from Financing Activities:
Net payments on revolving line of credit and accrued interest	—	(434)	—
Excess tax benefits from stock based compensation	1,406	388	—
Exercise of options and warrants	1,694	1,768	169
Repurchase of company stock	(7,123)	(976)	—
Net Cash (Used In) Provided by Financing Activities	(4,023)	746	169
Foreign Currency Effect on cash	92	38	(28)
Increase in cash and cash equivalents	1,651	18,277	4,733
Cash and Cash Equivalents — beginning of period	24,648	6,371	1,638
Cash and Cash Equivalents — end of period	$26,299	$24,648	$6,371
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2013	2012	2011
Non Cash Investing and Financing Activities:
Conversion of debt to common stock	$—	$—	$5,570
Conversion of derivative to common stock	$—	$—	$26,749
Exercise of warrant liabilities	$—	$17,604	$12,931
Increase in property and equipment/other long-term liabilities	$359	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3	$—	$385
Cash paid for income taxes	$6,090	$3,701	$56
Common shares issued upon cashless warrant exercises	3,793	10,297	8,834
Total cashless exercise price of warrants	$2,147	$5,995	$6,395
Gross warrants underlying cashless exercises	4,564	12,563	12,930
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company:
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Mexico and Canada through a network of independent distributors, and to preferred and retail customers.
LifeVantage Corporation (“LifeVantage” or the “Company”) was incorporated in Colorado in 1988 under the nam Andraplex Corporation. The Company changed its name to Yaak River Resources, Inc. in 1992, to Lifeline Therapeutics, Inc. in 2004 and to LifeVantage Corporation in 2006. The Company is in the business of marketing and selling its proprietary products, primarily Protandim®, to individuals throughout the United States and in Japan, Canada, Australia, Hong Kong, and Mexico. LifeVantage is a Colorado corporation with its corporate office in Sandy, Utah.
In October 2004, the Company consummated an Agreement and Plan of Reorganization with Lifeline Nutraceuticals Corporation (“LNC”), a privately held Colorado corporation, formed on July 1, 2003. In October 2004 and March 2005 the shareholders of LNC exchanged 81% of their outstanding shares of common stock for 15,385,110 shares of common stock of the Company, which represented 94% of the then issued and outstanding shares of the Company. The Company assumed the obligations of LNC note holders as part of the transaction.
In July 2009 the Company formed the subsidiaries LifeVantage de México, S. de R.L. de C.V. (Limited Liability Company), Importadora LifeVantage, S. de R.L. de C.V. (Limited Liability Company), and Servicios Administrativos para la Importación de Productos Body & Skin, S.C. to conduct business in Mexico.
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
In July 2012, the Company formed LifeVantage Canada Ltd. to conduct business in Canada. In May 2013, the Company formed LifeVantage Commission Services Limited under the laws of Hong Kong. LifeVantage Canada Ltd. and LifeVantage Commission Services Limited are wholly-owned subsidiaries of the Company.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to inventory obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, derivative liabilities and loss contingencies.
Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2013 and 2012. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
Management has estimated the fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses to approximate their respective carrying values reported in these consolidated financial statements because of their short maturities.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less to be cash and cash equivalents.
Accounts Receivable
The Company’s accounts receivable for the years ended June 30, 2013 and 2012 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its independent distributor and preferred customer sales as of June 30, 2013 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2013, 2012, and 2011.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of the Company’s product. As of June 30, 2013 and 2012, inventory consisted of (in thousands):

	June 30,
	2013	2012
Finished goods	$5,273	$5,964
Raw materials	5,251	5,389
Total inventory	$10,524	$11,353
We have recorded $3.9 million of inventory write-downs as of June 30, 2013, primarily related to our voluntary recall in December 2012.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3
Furniture and fixtures	5
Leasehold improvements	*
Vehicles	5
*Leasehold improvements are depreciated over the shorter of estimated useful life of the related asset or the lease term.
The cost of normal maintenance and repairs is charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Property and equipment consist of (in thousands):

	June 30,
	2013	2012
Equipment (includes computer hardware and software)	$5,501	$1,913
Furniture and fixtures	976	732
Leasehold improvements	1,220	15
Vehicles	142	—
Accumulated depreciation	(2,147)	(663)
Property and equipment, net	$5,692	$1,997
Depreciation expense totaled $1.5 million, $0.4 million, and $0.1 million for the years ended June 30, 2013, 2012, and 2011, respectively.
Intangible Assets
The costs of applying for patents are capitalized and, once the patent is granted, will be amortized on a straight-line basis over the lesser of the patent’s economic or legal life. Capitalized costs will be expensed if patents are not granted or it is determined that the patent is impaired. The Company reviews the carrying value of its patent costs periodically to determine whether the patents have continuing value and such reviews could result in impairment of the recorded amounts. Trademarks are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. As of June 30, 2013 and June 30, 2012, intangible assets consisted of (in thousands):

	June 30,
	2013	2012
Patent costs	$2,321	$2,321
Trademark costs	202	202
Accumulated amortization	(776)	(641)
Intangible assets, net	$1,747	$1,882
Amortization expense totaled $0.1 million, $0.1 million, and $0.1 million for the years ended June 30, 2013, 2012, and 2011 respectively. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the years ended June 30, 2013 and 2012 management has concluded that there are no indications of impairment.

Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	June 30,
	2013	2012
Accrued severance	$1,602	$—
Accrued incentives and promotions to distributors	1,122	320
Accrued payroll and payroll taxes	725	433
Deferred revenue	421	210
Accrued sales and use tax	742	727
Other accrued employee expenses	663	384
Accrued other expenses	1,734	858
	$7,009	$2,932
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2013, the Company had $12.0 million in cash accounts at one financial institution, $4.2 million in foreign banks and $10.0 million in an investment management account at another financial institution. As of June 30, 2013 and 2012 and throughout the year the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer via UPS and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a 30-day money back guarantee on orders placed by customers. After 30 days, the Company does not issue refunds to direct sales customers for returned product. In the network marketing sales channel, the Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2013 and June 30, 2012, the Company’s reserve balance for returns and allowances was $0.6 million and $0.9 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2013, 2012, and 2011 were $2.9 million, $1.4 million, and $0.5 million respectively.
Stock-Based Compensation
All share-based payments, including grants of stock options and restricted stock, are required to be recognized in the Company's financial statements based upon their respective grant date fair values. The Black-Scholes option pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. The Company utilizes a simplified method for estimating the expected life of the options. The Company uses this method because it believes that it provides a better estimate than the Company’s historical data as post vesting exercises have been limited. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.  The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The Company recognizes stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award.

Interest and Other Expense, net
Interest and other expense, net for the years ended June 30, 2013 , 2012 and 2011 was as follows (in thousands):

	Year ended June 30,
	2013	2012	2011
Interest expense	$(3)	$(8)	$(5,993)
Business development incentive, net	695	—	—
Foreign currency gain (loss), net	(1,689)	(102)	15
Gain on settlement of forward contract	42	—	—
Other income (expense), net	40	66	30
Total interest and other expense, net	$(915)	$(44)	$(5,948)
In January 2013, the Company began operations of a foreign subsidiary that qualifies for a government-sponsored business development incentive. Under the incentive program, the Company's foreign subsidiary is allowed to retain certain non-income based taxes during the twelve month period ending December 31, 2013, rather than remit such taxes to the government.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. In December 2011, we determined it was more likely than not that the deferred tax asset would be realized and as a result we released the valuation allowance we had established resulting in a net benefit of $2.8 million which represents the benefit expected to be realized in future years.
The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
Income (Loss) Per Share
Basic income (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of approximately 36 million common shares issuable as of June 30, 2011 pursuant to the convertible debentures and warrants issued in the Company’s private placement offerings, compensation based warrants issued by the Company and the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in the computations as their effect was antidilutive. Because the Company incurred a net loss for the year ended June 30, 2011 the basic and diluted average outstanding shares are the same.

The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Year ended June 30,
	2013	2012	2011
Numerator:
Net income (loss)	$7,608	$12,469	$(50,792)
Denominator:
Basic weighted-average common shares outstanding	112,276	102,696	73,173
Effect of dilutive securities:
Stock awards and options	3,832	5,516	—
Warrants	6,780	10,119	—
Diluted weighted-average common shares outstanding	122,888	118,331	73,173
Basic	$0.07	$0.12	$(0.69)
Diluted	$0.06	$0.11	$(0.69)
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
Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	Years ended June 30,
	2013	2012	2011
Americas	$133,046	$90,122	$31,625
Asia/Pacific	75,132	36,061	7,294
Total revenues	$208,178	$126,183	$38,919
Additional information as to the Company’s operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2013	2012	2011
United States	$131,508	$89,230	31,218
Japan	69,492	35,449	7,294
As of June 30, 2013 long-lived assets were $4.8 million in the U.S. and $3.0 million in Japan. As of June 30, 2012 long-lived assets were $3.8 million in the U.S. and $0 in Japan.
New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-2 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Stockholders’ Equity
During the year ended June 30, 2013 the Company issued 7,269,942 shares of common stock as a result of the exercise of options and warrants. In addition, the Company issued 2,616,366 shares of restricted common stock to employees and directors.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2013, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 4 — Share-Based Compensation
Equity Incentive Plans
The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 10 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods that ranged from one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2013 there were awards outstanding, net of awards expired, for the purchase in aggregate of 3,950,976 shares of the Company’s common stock. As of June 30, 2013 there were 27,269 shares available for issuance under the 2007 Plan.
The Company adopted and the shareholders approved the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”), effective November 19, 2010, to provide incentives to certain employees, officers, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6,900,000 shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 and vest over one to four year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2013 there were awards outstanding, net of awards expired, for an aggregate of 3,058,976 shares of the Company’s common stock. As of June 30, 2013 there were 370,000 shares available for issuance under the 2010 Plan.
Stock-Based Compensation
In accordance with accounting guidance on stock based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2013, 2012 and 2011, stock based compensation of $2.2 million, $1.3 million and $0.8 million, respectively, was reflected as an increase to additional paid in capital. Of the $2.2 million stock-based compensation for the fiscal year ended June 30, 2013, $2.2 million was employee related and $0 was non-employee related. Of the $1.3 million stock-based compensation for the fiscal year ended June 30, 2012, $1.2 million was employee related and $0.1 million was non-employee related. Of the $0.8 million stock-based compensation for the fiscal year ended June 30, 2011, $0.7 million was employee related and $0.1 million was non-employee related.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values:

	June 30,
	2013	2012	2011
Risk-free interest rate	0.82%	0.59% - 1.41%	1.33% - 2.64%
Dividend yield	—%	—%	—%
Expected life in years	5.0 - 6.08	3.0 - 6.65	3.0 - 6.65
Expected volatility	127%	119% - 137%	125% - 129%
The following is a summary of stock option activity for the years ended June 30, 2013, 2012 and 2011:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	8,536	$0.50	8.39	$820
Granted	2,632	$1.04	9.65	$1,336
Exercised	(470)	$0.32	7.54	$252
Forfeited	(200)	$0.74
Expired or Cancelled	—	$—
Outstanding at June 30, 2011	10,498	$0.64	7.93	$9,139
Granted	2,086	$1.89	9.61	$2,122
Exercised	(1,612)	$0.45	6.97	$2,038
Forfeited	(27)	$1.36
Expired or Cancelled	—	$—
Outstanding at June 30, 2012	10,945	$0.91	7.43	$21,219
Granted	152	$2.82	9.03	$—
Exercised	(3,319)	$0.49	5.46	$7,128
Forfeited	(768)	$1.54
Expired or Cancelled	—
Outstanding at June 30, 2013	7,010	$1.08	6.71	$9,211
Exercisable at June 30, 2013	5,609	$0.81	6.30	$8,574
The Company also granted 50,000 Stock Appreciation Rights (SARs) to an employee during the year ended June 30, 2012 which are all outstanding at June 30, 2013.
The following is a summary of restricted shares granted during the years ended June 30, 2013 and 2012:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	—	—
Granted	164	$3.34
Vested	—	—
Forfeited	(2)	$3.36
Nonvested at June 30, 2012	162	3.34
Vested at June 30, 2012	—	—

Granted	2,808	2.62
Vested	(37)	—
Forfeited	(196)	3.25
Nonvested at June 30, 2013	2,737	2.61
Vested at June 30, 2013	—	—

At June 30, 2013 there was $7.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted average period of 3.0 years.
Warrants
As of June 30, 2013 the Company had outstanding warrants which were issued in conjunction with convertible debentures between November 2009 and February 2010.
The following is a summary of the warrant activity for the years ended June 30, 2013, 2012 and 2011 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2010	38,580
Issued	108
Cancelled	—
Exercised	(13,228)
Expired	—
Outstanding and exercisable at June 30, 2011	25,460
Issued	270
Cancelled	—
Exercised	(12,563)
Expired	(203)
Outstanding and exercisable at June 30, 2012	12,964
Issued	—
Cancelled	—
Exercised	(4,723)
Expired	—
Outstanding and exercisable at June 30, 2013	8,241
As of June 30, 2013 and 2012, the Company had no warrants classified as derivative liabilities.
As of June 30, 2011, the Company classified warrants to acquire an aggregate of 8,360,000 shares issued in conjunction with the 2009 private placement of common stock as a short-term derivative liability. The Company estimated the fair value of the liability at June 30, 2011 as $7.4 million using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 1.33 percent;

2)	dividend yield of -0- percent;

3)	expected life of 0.72 years to 0.78 years; and

4)	a volatility factor of the expected market price of the Company’s common stock of 106 percent.
As of June 30, 2011, the Company classified warrants to acquire an aggregate of 15,168,052 shares issued in conjunction with the 2009 and 2010 convertible debentures as a long-term derivative liability. The Company estimated the fair value of the liability at June 30, 2011 as $19.9 million using the Black-Scholes Merton model adjusted for dilution with the following assumptions:

1)	risk free rate of 0.81 to 2.13 percent;

2)	dividend yield of -0- percent;

3)	expected life of 3.43 to 5.68 years; and

4)	a volatility factor of the expected market price of the Company’s common stock of between 137 and 138 percent.

Note 5 — Income Taxes
As of June 30, 2013, the Company had a Federal net operating loss (“NOL”) carry-forward of approximately $3.3 million. The net operating losses expire in 2029 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. State NOLs are $9.9 million. Foreign NOLs are $1.0 million. The income tax expense (benefit) for the years ended June 30, 2013, 2012, and 2011 consists of the following (in thousands):

	2013	2012	2011
Income / (Loss) Before Income Taxes:
Domestic	$11,250	$14,556	$(50,535)
International	(97)	116	(165)
	$11,153	$14,672	$(50,700)
Current Taxes:
Federal	$4,087	$3,758	$—
State	383	1,121	92
Foreign	(33)	47	—
Total Current Income Tax Provision	$4,437	$4,926	$92
Deferred Taxes:
Federal	(706)	(2,110)	—
State	(77)	(601)	—
Foreign	(109)	(12)	—
Total Deferred Income Tax Provision	$(892)	$(2,723)	$—
Net Income Tax Provision	$3,545	$2,203	$92
The effective income tax rate for the years ended June 30, 2013 , 2012 and 2011 differs from the U.S. Federal statutory income tax rate due to the following:

	2013	2012	2011
Federal statutory income tax rate	35.00%	35.00%	(34.00)%
State income taxes, net of federal benefit	1.76%	5.50%	0.24%
Tax return to provision true-up	(2.51)%	(1.01)%	(1.35)%
Permanent differences:
— interest on convertible debt	0.00%	0.00%	3.44%
— change in derivative liability	0.00%	16.14%	32.44%
— stock option compensation	0.78%	0.30%	0.21%
— domestic production activities deduction	(2.73)%	0.00%	0.00%
— credit for increasing research activities	(0.67)%	0.00%	0.00%
— other	0.08%	(0.44)%	0.12%
Decrease in valuation allowance	0.00%	(39.45)%	(0.91)%
Net income tax provision (benefit)	31.71%	16.04%	(0.18)%
The components of the deferred tax assets and liabilities as of June 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$1,768	$2,453
Stock option compensation	1,212	988
Accrued vacation, allowance for returns, bonuses & other	2,493	600
Gross deferred tax asset	$5,473	$4,041

Deferred tax liabilities:
Patents and trademarks	(536)	(587)
Change in tax accounting methods	(297)	(44)
Property & equipment	(824)	(540)
Gross deferred tax liabilities	(1,657)	(1,171)
Less: valuation allowance	(201)	(147)
Deferred tax assets, net	$3,615	$2,723
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2010 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2009 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.
The total recognized tax benefit from settlement of stock based awards for the period ending June 30, 2013 was $1.7 million.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2009 through June 30, 2012.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No significant amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended June 30, 2013, 2012, or 2011, respectively.

Note 6 — Commitments and Contingencies
Operating Leases

The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2023. The facilities' leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2013 are as follows (in thousands):

Year ending June 30,
2014	$2,337
2015	2,714
2016	2,688
2017	2,727
2018	1,284
Thereafter	7,272
Total future minimum Lease payments	$19,022
Rent expense totaled $1.8 million, $0.4 million, and $0.3 million for the years ended June 30, 2013, 2012, and 2011, respectively.

Contingencies
The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Note 7 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2013 and 2012:
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Quarter				Year ended June 30, 2013
Year ended June 30, 2013	First	Second	Third	Fourth
Sales, net	$52,859	$53,438	$50,370	$51,511	$208,178
Gross profit	45,052	38,760	43,501	44,222	171,535
Net income (loss)	$4,165	$209	$3,416	$(182)	$7,608
Per common share:
Income (loss) per share, basic	$0.04	$—	$0.03	$—	$0.07
Income (loss) per share diluted	$0.03	$—	$0.03	$—	$0.06

	Quarter				Year ended June 30, 2012
Year ended June 30, 2012	First	Second	Third	Fourth
Sales, net	$20,083	$25,284	$36,212	$44,604	$126,183
Gross profit	17,127	21,604	31,223	38,177	$108,131
Net income (loss)	$3,724	$8,759	$(4,846)	$4,832	$12,469
Per common share:
Income (loss) per share, basic	$0.04	$0.09	$(0.05)	$0.04	$0.12
Income (loss) per share, diluted	$0.02	$0.05	$(0.05)	$0.04	$0.11
Note 8 — Subsequent Events
We recently announced our intention to conduct a self-tender offer to purchase up to $40 million of our common stock.