Form 10-Q
period 2013-09-30
Lifevantage Corp
filed 2013-11-07
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 4, 2013 was 102,479,601.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations," and the information incorporated by reference herein contains “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	We may not succeed in expanding our operations;

•	Inability to conform to government regulations in existing markets;

•	We may not succeed in growing existing markets or opening new international markets;

•	Inability to manage our growth and expansion;

•	Disruptions in our information technology systems;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	Inability of new products to gain distributor and market acceptance;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Our inability to obtain high quality raw material for our products;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	We may be subject to a product recall;

•	Our dependence on third parties to manufacture our products;

•	Significant government regulations on network marketing activities;

•	Third party and governmental actions involving our network marketing sales activities;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Unfavorable publicity on our business or products;

•	Legal proceedings may be expensive and time consuming;

•	Regulations governing the production or marketing of our products;

•	Our business is subject to strict government regulations;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of key personnel;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	Volatility of the market price of our common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Part II. Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q or under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2013.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	September 30, 2013	June 30, 2013
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$27,957	$26,299
Accounts receivable	923	1,789
Income tax receivable	298	2,150
Inventory	10,625	10,524
Current deferred income tax asset	2,885	2,885
Prepaid expenses and deposits	2,202	2,294
Total current assets	44,890	45,941
Long-term assets
Property and equipment, net	5,490	5,692
Intangible assets, net	1,765	1,747
Long-term deferred income tax asset	730	730
Other long-term assets	1,588	1,374
TOTAL ASSETS	$54,463	$55,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,000	$5,171
Commissions payable	7,648	7,564
Reserve for sales returns	1,041	648
Other accrued expenses	6,741	7,183
Total current liabilities	18,430	20,566
Long-term liabilities
Other long-term liabilities	950	973
Total liabilities	19,380	21,539
Commitments and contingencies
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 117,713 and 117,088 issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	118	121
Additional paid-in capital	111,432	110,413
Accumulated deficit	(76,080)	(76,476)
Accumulated other comprehensive loss	(387)	(113)
Total stockholders’ equity	35,083	33,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,463	$55,484
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,
	2013	2012
(In thousands, except per share data)
Sales, net	$51,328	$52,859
Cost of sales	7,809	7,807
Gross profit	43,519	45,052
Operating expenses:
Sales and marketing	30,242	29,540
General and administrative	7,401	7,853
Research and development	307	514
Depreciation and amortization	499	238
Total operating expenses	38,449	38,145
Operating income	5,070	6,907
Other income (expense), net:
Interest and other income (expense), net	38	(41)
Total other income (expense)	38	(41)
Net income before income taxes	5,108	6,866
Income tax expense	(1,852)	(2,701)
Net income	$3,256	$4,165
Net income per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.03
Weighted average shares outstanding:
Basic	114,666	110,867
Diluted	123,542	125,781
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(274)	(5)
Other comprehensive loss, net of tax:	$(274)	$(5)
Comprehensive income	$2,982	$4,160
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	768	—	—	768
Exercise of options and warrants	1,842	2	251	—	—	253
Shares surrendered as payment of tax withholding	(54)	—	—	—	—	—
Repurchase of company stock	(1,163)	(5)	—	(2,860)	—	(2,865)
Currency translation adjustment	—	—	—	—	(274)	(274)
Net income	—	—	—	3,256	—	3,256
Balances, September 30, 2013	117,713	$118	$111,432	$(76,080)	$(387)	$35,083
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,256	$4,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	238
Stock-based compensation	768	489
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,725	103
Increase in inventory	(77)	(1,713)
(Increase)/decrease in prepaid expenses and deposits	91	(779)
Increase in other long-term assets	(205)	(1,245)
Decrease in accounts payable	(2,174)	(1,191)
Increase in accrued expenses	3	660
Increase/(decrease) in other long-term liabilities	(33)	188
Net Cash Provided by Operating Activities	4,853	915
Cash Flows from Investing Activities:
Purchase of equipment	(295)	(1,567)
Net Cash Used in Investing Activities	(295)	(1,567)
Cash Flows from Financing Activities:
Repurchase of company stock	(2,865)	—
Issuance of company stock	253	1,187
Net Cash (Used in) Provided by Financing Activities	(2,612)	1,187
Foreign Currency Effect on Cash	(288)	(5)
Increase in Cash and Cash Equivalents:	1,658	530
Cash and Cash Equivalents — beginning of period	26,299	24,648
Cash and Cash Equivalents — end of period	$27,957	$25,178
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3	$—
Cash paid for income taxes	$85	$2,430
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 12, 2013.
Note 1 — Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of September 30, 2013, and the results of operations for the three months ended September 30, 2013 and 2012 and the cash flows for the three months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2013 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2013, and included in the Annual Report on Form 10-K on file with the SEC.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in interest and other income (expense), net in the consolidated financial statements.
Currency translation gains and losses on intercompany balances denominated in a foreign currency are recorded as other income (expense), net. A net foreign currency loss of $147,000 is recorded in other income (expense), net for the three months ended September 30, 2013. A net foreign currency loss of $55,000 is recorded for the three months ended September 30, 2012.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions the Company entered into a forward foreign exchange contract which was settled in September 2013 and was not designated for hedge accounting. For the three months ended September 30, 2013, a realized loss of $149,000, related to the forward contract, is recorded in other income (expense), net. The Company did not hold any derivative instruments at September 30, 2013.

Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2013, the Company had $15.4 million in cash accounts that were held primarily at one financial institution and $12.5 million in accounts at other financial institutions. As of September 30, 2013 and June 30, 2013 the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable for the periods ended September 30, 2013 and June 30, 2013 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its direct and independent distributor sales as of September 30, 2013 is not necessary. No bad debt expense has been recorded for the periods ended September 30, 2013 and September 30, 2012.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of its product. As of September 30, 2013 and June 30, 2013, inventory consisted of (in thousands):

	September 30, 2013	June 30, 2013
Finished goods	$6,192	$5,273
Raw materials	4,433	5,251
Total inventory	$10,625	$10,524
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations, for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2013 and June 30, 2013, the Company’s reserve balance for returns and allowances was approximately $1.0 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three months ended September 30, 2013 and 2012 were approximately $0.3 million and $0.5 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. The Company recognizes stock-based compensation, net of any estimated forfeitures, over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

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
For the three months ended September 30, 2013 and 2012 the Company has recognized income tax expense of $1.9 million and $2.7 million, respectively, which is the Company’s estimated federal, state and foreign income tax liability. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the three months ended September 30, 2013 effective rate of 35.60% and the Federal statutory rate of 35.00% is due to state income taxes (net of federal benefit), and certain permanent differences between taxable and book income.
Income Per Share
Basic income per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common share equivalents. For the three months ended September 30, 2013 the effects of approximately 0.7 million common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three months ended September 30, 2012 the effects of approximately 0.5 million common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.
The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2013	2012
Numerator:
Net income	$3,256	$4,165
Denominator:
Basic weighted-average common shares outstanding	114,666	110,867
Effect of dilutive securities:
Stock awards and options	3,649	5,652
Warrants	5,227	9,262
Diluted weighted-average common shares outstanding	123,542	125,781
Net income per share, basic	$0.03	$0.04
Net income per share, diluted	$0.03	$0.03

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

	Three Months Ended September 30,
	2013	2012
Americas	$34,498	$32,306
Asia/Pacific	16,830	20,553
Total revenues	$51,328	$52,859
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2013	2012
United States	$33,479	$32,066
Japan	$14,581	$19,532
As of September 30, 2013 long-lived assets were $5.0 million in the U.S. and $2.9 million in Japan. As of June 30, 2013 long-lived assets were $4.8 million in the U.S. and $3.0 million in Japan.
Effect of New Accounting Pronouncements
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.
Note 3 — Stockholders’ Equity
During the three months ended September 30, 2013 the Company issued 1.8 million shares of common stock, as a result of the exercise of warrants and options and 0.1 million shares of restricted stock were surrendered as payment of tax withholding upon vesting.
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. During the three months ended September 30, 2013 the Company repurchased 1.2 million shares. As of September 30, 2013, the Company had purchased the full $5 million in shares authorized under this repurchase program.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2013, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 4 — Share-based Compensation
Equity Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2013 there were awards outstanding, net of awards expired, for the purchase in aggregate of 3.6 million shares of the Company's common stock. As of September 30, 2013 there were 27,000 shares available for issuance under the 2007 Plan.

The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2013 there were awards outstanding, net of awards expired, for an aggregate of 3.0 million shares of the Company’s common stock. As of September 30, 2013 there were 449,000 shares available for issuance under the 2010 Plan.
Stock-Based Compensation
In accordance with accounting guidance for stock based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three months ended September 30, 2013, stock based compensation of $0.8 million was reflected as an increase to additional paid in capital, all of which was employee related. For the three months ended September 30, 2012, stock based compensation of $0.5 million, was reflected as an increase to additional paid in capital, all of which was employee related.
For the three months ended September 30, 2013, no stock options were awarded. For the three months ended September 30, 2012, the fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended September 30,
	2013	2012
Risk-free interest rate	N/A	0.82% and 0.88%
Dividend yield	N/A	—%
Expected life in years	N/A	4.0 - 6.0
Expected volatility	N/A	126%
Note 5 — Contingencies
The company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company is remote. As such, management currently believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.
Note 6 — Subsequent Events
On November 1, 2013, the Company accepted for payment an aggregate of 16,326,530 shares of its common stock at an aggregate purchase price of $40 million as a result of its modified Dutch auction tender offer (the "Offer"). In connection with the Offer, on October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of up to $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the "Credit Facility"). The Delayed Draw Term Loan will be available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier.
The principal amount of the Term Loan is repayable in consecutive quarterly installments beginning with the calendar quarter ending March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). In the event the Company borrows under the Delayed Draw Term Loan, the outstanding principal will be repayable in consecutive quarterly installments beginning with the calendar quarter ending December 31, 2014 through the Final Maturity Date. Each of the loans will bear interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly.
The Company’s obligations under the Credit Facility are secured by a security interest in substantially all of the Company’s assets. The Company’s existing and future domestic subsidiaries have guaranteed the borrowings. Loans outstanding under the Credit Facility (1) must be prepaid based on certain cash flow metrics and with any net proceeds of certain permitted asset sales and (2) may be prepaid in whole or in part at any time, with any prepayments made prior to the first anniversary of the effective date subject to a prepayment premium. Any principal amount of the loans which is prepaid or repaid may not be re-borrowed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to preferred customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada and Mexico primarily through a network of independent distributors, and to preferred customers.
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
Our Products
Our products are Protandim®, LifeVantage TrueScience® and Canine Health®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage TrueScience® is our science-based anti-aging skin care product, which incorporates some of the ingredients found in Protandim® with other proprietary ingredients. We introduced Canine Health® in fiscal 2013 as a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
We sell our Protandim®, LifeVantage TrueScience® and Canine Health® products through a direct selling model to independent distributors and to our preferred customers.
Customers
Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on our ability to attract new and retain existing independent distributors. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and preferred customers purchasing our products. The number of active independent distributors and preferred customers is, therefore, used by management as a key non-financial measure.

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

	Active Independent Distributors By Region
	September 30,
	2013		2012		Change from Prior Year	Percent Change
Americas	42,000	62.7%	35,000	64.8%	7,000	20.0%
Asia/Pacific	25,000	37.3%	19,000	35.2%	6,000	31.6%
	67,000	100.0%	54,000	100.0%	13,000	24.1%

	Active Preferred Customers By Region
	September 30,
	2013		2012		Change from Prior Year	Percent Change
Americas	115,000	82.7%	114,000	83.2%	1,000	0.9%
Asia/Pacific	24,000	17.3%	23,000	16.8%	1,000	4.3%
	139,000	100.0%	137,000	100.0%	2,000	1.5%

Three months Ended September 30, 2013 Compared to Three months Ended September 30, 2012
Revenue. We generated net revenue of $51.3 million during the three months ended September 30, 2013 and $52.9 million during the three months ended September 30, 2012. The decrease in revenue of $1.5 million was primarily due to a weakening of the Japanese yen against the U.S. dollar, negatively impacting our yen-based revenue by 19.3%. This was partially offset by increased volume of product sales in the Americas and Hong Kong. Sales in the Americas region accounted for $2.2 million of the increase. Our sales in Asia/Pacific region accounted for a decrease of $3.7 million. During the three months ended September 30, 2013, all of our sales and marketing effort was directed toward building our network marketing sales.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2013 and 2012 was 84.8% and 85.2%, respectively. As a percentage of total revenues, cost of sales for the three months ended September 30, 2013 increased to 15.2% from 14.8% for the three months ended September 30, 2012. The increase was primarily due to an increase in costs associated with shipping product internationally.
Operating Expenses. Total operating expenses during the three months ended September 30, 2013 were $38.4 million as compared to operating expenses of $38.1 million during the three months ended September 30, 2012. Operating expenses consist of sales and marketing, general and administrative, research and development, and depreciation and amortization expenses. The increase in total operating expenses was primarily due to increases in sales and marketing and depreciation and amortization expenses offset by decreases in general and administrative and research and development expenses.
Sales and Marketing Expenses. Sales and marketing expenses during the three months ended September 30, 2013 were $30.2 million as compared to sales and marketing expenses of $29.5 million for the three months ended September 30, 2012. The increase was due primarily to commissions paid to distributors, increased headcount costs and increased costs for distributor events. The increases were partially offset by decreases in distributor promotions.
General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2013 were $7.4 million as compared to general and administrative expenses of $7.9 million for the three months ended September 30, 2012. The decrease was due primarily to decreased travel and headcount related costs.
Research and Development Expenses. Research and development expenses during the three months ended September 30, 2013 were $0.3 million as compared to research and development expenses of $0.5 million for the three months ended September 30, 2012. The decrease was primarily due to a reduction in salaries and benefits. The recognition and timing of these expenses will be dependent upon entry into specific research and development projects.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended September 30, 2013 was $0.5 million as compared to depreciation and amortization expense of $0.2 million for the three months ended September 30, 2012. The increase was due primarily to capital acquisitions related to our continuing growth and to new leased office space in Japan.
Other Income (Expenses), Net. During the three months ended September 30, 2013 we recognized net other income of $38,000 as compared to net other expenses of $41,000 for the three months ended September 30, 2012. Net other income for the three months ended September 30, 2013 consisted primarily of income related to a business development incentive offset by foreign currency net losses. Net other expenses recognized during the three months ended September 30, 2012 was primarily due to foreign currency losses.
Income Tax Expense. We recognized income tax expense of $1.9 million for the three months ended September 30, 2013 as compared to income tax expense of $2.7 million for the three months ended September 30, 2012.
Net Income We recorded net income of $3.3 million for the three months ended September 30, 2013 compared to net income of $4.2 million for the three months ended September 30, 2012.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of our products and to pay our general and administrative expenses. Our primary source of liquidity is cash generated from the sales of our products.
As of September 30, 2013, our available liquidity was $28.0 million, including available cash and cash equivalents. This represented an increase of $1.7 million from the $26.3 million in cash and cash equivalents as of June 30, 2013. During the three months ended September 30, 2013, our net cash provided by operating activities was $4.9 million as compared to net cash provided by operating activities of $0.9 million during the three months ended September 30, 2012. During the three months ended September 30, 2013, our net cash used in investing activities was $0.3 million, due to the purchase of fixed assets. During the three months ended September 30, 2012, our net cash used in investing activities was $1.6 million due to the purchases of fixed assets.
Cash used in financing activities during the three months ended September 30, 2013 was $2.6 million compared to cash provided by financing activities of $1.2 million during the three months ended September 30, 2012. Cash used in financing activities during the three month period ended September 30, 2013 related to the repurchase of Company stock partially offset by proceeds received from the exercise of options and warrants.
At September 30, 2013 and June 30, 2013, the total amount of our foreign subsidiary cash was $3.9 million and $4.2 million, respectively.
At September 30, 2013, we had working capital (current assets minus current liabilities) of $26.5 million, compared to working capital of $25.4 million at June 30, 2013. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2013, our shipment of products sold totaling $15.9 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $1.0 million at September 30, 2013, compared with $0.6 million at June 30, 2013. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
We have recorded $70,000 of obsolescence costs as of September 30, 2013, primarily for obsolete marketing materials.
Revenue Recognition
We ship the majority of our product directly to the consumer and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss.
Stock-Based Compensation
We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance.
Research and Development Costs
We expense all of our payments related to research and development activities.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Lease Obligations	$18,646	$2,570	$7,897	$3,770	$4,409
Other	582	582	—	—	—
Total	$19,228	$3,152	$7,897	$3,770	$4,409
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
Foreign Currency Risk
During the three months ended September 30, 2013, approximately 35% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2013 we did not have any derivative instruments.
Interest Rate Risks
As of September 30, 2013, we had no outstanding debt, and therefore, had no direct exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes In Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with our business previously disclosed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and it supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Our new credit facility includes debt service obligations and restrictive covenants that could impede our operations and flexibility.
We entered into a Financing Agreement on October 18, 2013 that provides for a term loan facility in an aggregate principal amount of up to $47 million and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (collectively, the "Credit Facility"). The principal amount borrowed under the Credit Facility is repayable in consecutive quarterly installments beginning with the calendar quarter ending March 31, 2014. We expect to generate the cash necessary to pay the principal and interest on the Credit Facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The Credit Facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary covenants, including covenants that restrict our ability to incur or guarantee additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers or transfers of all or substantially all of our assets. The Credit Facility includes financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control and we may be unable to meet these ratios and tests. A breach of any of the covenants, ratios, tests or restrictions imposed by the Credit Facility would result in an event of default and the lender could declare all amounts outstanding under the Credit Facility to be immediately due and payable. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the Credit Facility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, we issued 1,467,610 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	1,163,014	$2.46	1,163,014	$—
August 1, 2013 to August 31, 2013	—	$—	—	$—
September 1, 2013 to September 30, 2013	—	$—	—	$—
Total	1,163,014	$2.46	1,163,014

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On March 22, 2013, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $5 million of shares of our common stock. As part of that repurchase plan, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. As of September 30, 2013, we had purchased the full amount allowable under the pre-arranged stock repurchase plan.

In August 2013, we withheld 5,773 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: November 7, 2013	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and June 30, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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