Form 10-Q
period 2013-12-31
Lifevantage Corp
filed 2014-02-06
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 03, 2014 was 103,941,731.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information incorporated by reference herein contains “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	We may not succeed in expanding our operations;

•	Inability to conform to government regulations in existing markets;

•	We may not succeed in growing existing markets or opening new international markets;

•	Inability to manage our growth and expansion;

•	Disruptions in our information technology systems;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	Inability of new products to gain distributor and market acceptance;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Our inability to obtain high quality raw material for our products;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	We may be subject to a product recall;

•	Our dependence on third parties to manufacture our products;

•	Significant government regulations on network marketing activities;

•	Third party and governmental actions involving our network marketing sales activities;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Unfavorable publicity on our business or products;

•	Legal proceedings may be expensive and time consuming;

•	Regulations governing the production or marketing of our products;

•	Our business is subject to strict government regulations;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of key personnel;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	Volatility of the market price of our common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	December 31, 2013	June 30, 2013
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$34,454	$26,299
Accounts receivable	873	1,789
Income tax receivable	651	2,150
Inventory	9,843	10,524
Current deferred income tax asset	2,885	2,885
Prepaid expenses and deposits	4,161	2,294
Total current assets	52,867	45,941

Property and equipment, net	5,279	5,692
Intangible assets, net	1,731	1,747
Deferred debt offering costs, net	1,472	—
Long-term deferred income tax asset	730	730
Other long-term assets	1,315	1,374
TOTAL ASSETS	$63,394	$55,484
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,805	$5,171
Commissions payable	7,183	7,564
Other accrued expenses	7,230	7,831
Short-term portion of debt	4,700	—
Total current liabilities	21,918	20,566

Long-term debt
Principal amount	42,300	—
Less: unamortized discount	(1,145)	—
Long-term debt, net of unamortized discount	41,155	—
Other long-term liabilities	869	973
Total liabilities	63,942	21,539
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 103,898 and 117,088 issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	104	121
Additional paid-in capital	113,014	110,413
Accumulated deficit	(113,087)	(76,476)
Accumulated other comprehensive loss	(579)	(113)
Total stockholders’ equity (deficit)	(548)	33,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$63,394	$55,484
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands, except per share data)
Sales, net	$51,538	$53,438	$102,866	$106,297
Cost of sales	7,944	8,799	15,753	16,606
Product recall costs	—	5,879	—	5,879
Gross profit	43,594	38,760	87,113	83,812
Operating expenses:
Sales and marketing	29,785	29,593	60,027	59,133
General and administrative	7,561	7,495	14,962	15,404
Research and development	584	742	891	1,257
Depreciation and amortization	498	443	997	681
Total operating expenses	38,428	38,273	76,877	76,475
Operating income	5,166	487	10,236	7,337
Other income (expense), net:
Interest and other income (expense), net	(365)	(16)	(327)	(1)
Total other income (expense)	(365)	(16)	(327)	(1)
Net income before income taxes	4,801	471	9,909	7,336
Income tax expense	(1,519)	(262)	(3,371)	(2,963)
Net income	$3,282	$209	$6,538	$4,373
Net income per share:
Basic	$0.03	$0.00	$0.06	$0.04
Diluted	$0.03	$0.00	$0.06	$0.03
Weighted average shares outstanding:
Basic	105,770	113,449	110,218	112,158
Diluted	112,392	127,131	117,363	126,046
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(192)	68	(466)	63
Other comprehensive income, net of tax:	$(192)	$68	$(466)	$63
Comprehensive income	$3,090	$277	$6,072	$4,436
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	1,453	—	—	1,453
Exercise of options and warrants	4,277	4	1,148	—	—	1,152
Issuance of shares related to restricted stock	125	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(102)	—	—	—	—	—
Repurchase of company stock	(17,490)	(21)	—	(43,149)	—	(43,170)
Currency translation adjustment	—	—	—	—	(466)	(466)
Net income	—	—	—	6,538	—	6,538
Balances, December 31, 2013	103,898	$104	$113,014	$(113,087)	$(579)	$(548)
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,538	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	997	681
Stock-based compensation	1,475	1,051
Amortization of deferred financing fees	39	—
Amortization of debt discount	30	—
Impairment of inventory	—	4,176
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	2,395	(395)
Decrease/(increase) in inventory	529	(2,375)
Increase in prepaid expenses and deposits	(1,888)	(3,098)
Increase in other long-term assets	—	(1,183)
Increase/(decrease) in accounts payable	(2,364)	1,162
Increase/(decrease) in accrued expenses	(767)	1,547
Increase/(decrease) in other long-term liabilities	(68)	423
Net Cash Provided by Operating Activities	6,916	6,362
Cash Flows from Investing Activities:
Purchase of equipment	(659)	(3,870)
Net Cash Used in Investing Activities	(659)	(3,870)
Cash Flows from Financing Activities:
Proceeds from term loan	45,825	—
Payment of deferred financing fees	(1,511)	—
Repurchase of company stock	(43,170)	(238)
Exercise of options and warrants	1,152	1,501
Net Cash Provided by Financing Activities	2,296	1,263
Foreign Currency Effect on Cash	(398)	63
Increase in Cash and Cash Equivalents:	8,155	3,818
Cash and Cash Equivalents — beginning of period	26,299	24,648
Cash and Cash Equivalents — end of period	$34,454	$28,466
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$413	$—
Cash paid for income taxes	$1,869	$5,400
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
Note 1 — Organization and Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of December 31, 2013, and the results of operations for the three and six months ended December 31, 2013 and 2012 and the cash flows for the six months ended December 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in interest and other income (expense), net in the consolidated financial statements.
Currency translation gains and losses on intercompany balances denominated in a foreign currency are recorded as other income (expense), net. A net foreign currency loss of $187,000 and $334,000 is recorded in other income (expense), net for the three and six months ended December 31, 2013.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions the Company entered into forward foreign exchange contracts which were settled in December 2013 and were not designated for hedge accounting. For the three and six months ended December 31, 2013, a realized gain of $333,000 and $184,000, related to forward contracts, is recorded in other income (expense), net. The Company did not hold any derivative instruments at December 31, 2013.

Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2013, the Company had $31.1 million in cash accounts that were held primarily at one financial institution and $3.4 million in accounts at other financial institutions. As of December 31, 2013 and June 30, 2013 the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable for the periods ended December 31, 2013 and June 30, 2013 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2013 is not necessary. No bad debt expense has been recorded for the periods ended December 31, 2013 and December 31, 2012.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of its product. As of December 31, 2013 and June 30, 2013, inventory consisted of (in thousands):

	December 31, 2013	June 30, 2013
Finished goods	$6,200	$5,273
Raw materials	3,643	5,251
Total inventory	$9,843	$10,524
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations, for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of December 31, 2013 and June 30, 2013, the Company’s reserve balance for returns and allowances was approximately $0.8 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six months ended December 31, 2013 and 2012 were approximately $0.9 million and $1.3 million, respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance based awards, accounted for as liabilities, to be paid in cash is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation.
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
For the six months ended December 31, 2013 and 2012 the Company has recognized income tax expense of $3.4 million and $3.0 million, respectively, which is the Company’s estimated federal, state and foreign income tax liability. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the six months ended December 31, 2013 effective rate of 34.0% and the Federal statutory rate of 35.0% is due to state income taxes (net of federal benefit), and certain permanent differences between taxable and book income.
Income Per Share
Basic income per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common share equivalents. For the three and six months ended December 31, 2013 the effects of approximately 0.6 million and 0.7 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and six months ended December 31, 2012 the effects of approximately 0.7 million and 0.3 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income	$3,282	$209	$6,538	$4,373
Denominator:
Basic weighted-average common shares outstanding	105,770	113,449	110,218	112,158
Effect of dilutive securities:
Stock awards and options	2,935	4,936	3,347	5,026
Warrants	3,687	8,746	3,798	8,862
Diluted weighted-average common shares outstanding	112,392	127,131	117,363	126,046
Net income per share, basic	$0.03	$0.00	$0.06	$0.04
Net income per share, diluted	$0.03	$0.00	$0.06	$0.03
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Americas	$34,418	$32,112	$68,916	$64,419
Asia/Pacific	17,120	21,326	33,950	41,878
Total revenues	$51,538	$53,438	$102,866	$106,297
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
United States	$33,317	$31,789	$66,796	$63,854
Japan	$14,340	$20,468	$28,920	$39,999
As of December 31, 2013 long-lived assets were $6.3 million in the U.S. and $2.5 million in Japan. As of June 30, 2013 long-lived assets were $4.8 million in the U.S. and $3.0 million in Japan.
Effect of New Accounting Pronouncements
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.
Note 3 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan is available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of December 31, 2013 the Company had not borrowed any amounts under the Delayed Draw Term Loan.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ending March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). In the event the Company borrows under the Delayed Draw Term Loan, the outstanding principal will be payable in consecutive quarterly installments beginning with the calendar quarter ending December 31, 2014 through the Final Maturity Date. Each of the loans will bear interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the six months ended December 31, 2013 the interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities in the public markets, and making certain restricted payments, including dividends. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At December 31, 2013, the Company was in compliance with the covenants under its long-term indebtedness.
The Company incurred transaction costs associated with the Credit Facility totaling $2.7 million, of which $69,000 was recorded in interest expense during the quarter ended December 31, 2013. The remaining $2.6 million consists of unamortized deferred debt offering costs and debt discount included in the accompanying consolidated balance sheet and are amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2014 (remaining six months ending June 30, 2014)	$2,350
2015	4,700
2016	4,700
2017	4,700
2018	4,700
Thereafter	25,850
$47,000
Note 4 — Stockholders’ Equity
During the three and six months ended December 31, 2013 the Company issued 125,000 shares of restricted stock and 2.4 million and 4.3 million shares, respectively, of common stock upon the exercise of warrants and options. During the three and six months ended December 31, 2013 48,000 and 102,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. During the six months ended December 31, 2013 the Company repurchased 1.2 million shares under this repurchase authorization. As of December 31, 2013, the Company had purchased the full $5 million in shares authorized under this repurchase program.

On November 1, 2013, the Company accepted for payment an aggregate of 16.3 million shares of its common stock at an aggregate purchase price of $40 million as a result of its modified Dutch auction tender offer (the "Tender Offer") that expired October 25, 2013. The Company incurred transaction costs of $0.3 million related to the Tender Offer. The Company entered into the Credit Facility to finance this repurchase, (see Note 3).
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2013, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Share-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2013 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.6 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2013 there were awards outstanding, net of awards expired, for an aggregate of 3.5 million shares of the Company’s common stock.
The Company adopted a Performance Incentive Plan (the “Performance Plan”), effective July 1, 2013, to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in three annual installments which are achieved at the end of a given fiscal year only if the participant has continuously remained in service from the date of award through the end of that fiscal year. The fair value of these awards is based on the trading price of our common stock and is remeasured at each reporting period date until settlement.
Stock-Based Compensation
In accordance with accounting guidance for stock based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and six months ended December 31, 2013, stock based compensation of $0.7 million and $1.5 million was reflected as an increase to additional paid in capital, all of which was employee related and $22,000 was reflected as an increase to other accrued expenses. For the three and six months ended December 31, 2012, stock based compensation of $0.6 million and $1.1 million, was reflected as an increase to additional paid in capital, all of which was employee related.

For the six months ended December 31, 2013, no stock options were awarded. For the six months ended December 31, 2012, the fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values:

Six Months Ended December 31,
	2013	2012
Risk-free interest rate	N/A	0.46% - 1.03%
Dividend yield	N/A	—%
Expected life in years	N/A	3.0 - 6.0
Expected volatility	N/A	113% - 127%
Note 6 — Contingencies
The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome in any litigation currently pending against the Company is remote. As such, management currently believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to preferred customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, and Mexico primarily through a network of independent distributors, and to our preferred customers.
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

	Active Independent Distributors By Region
	December 31,
	2013		2012		Change from Prior Year	Percent Change
Americas	43,000	62.3%	35,000	63.6%	8,000	22.9%
Asia/Pacific	26,000	37.7%	20,000	36.4%	6,000	30.0%
	69,000	100.0%	55,000	100.0%	14,000	25.5%

	Active Preferred Customers By Region
	December 31,
	2013		2012		Change from Prior Year	Percent Change
Americas	110,000	81.5%	116,000	82.3%	(6,000)	(5.2)%
Asia/Pacific	25,000	18.5%	25,000	17.7%	—	—%
	135,000	100.0%	141,000	100.0%	(6,000)	(4.3)%
Three and Six months Ended December 31, 2013 Compared to Three and Six months Ended December 31, 2012
Revenue. We generated net revenue of $51.5 million and $53.4 million during the three months ended December 31, 2013 and 2012, respectively. We generated net revenue of $102.9 million and $106.3 million during the six months ended December 31, 2013 and 2012, respectively. Foreign currency fluctuations negatively impacted our revenue $3.6 million or 6.7% and $7.5 million or 7.0% during the three and six months ended December 31, 2013, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2013 and 2012 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Americas	$34,418	$32,112	7.2%	$68,916	$64,419	7.0%
Revenue in the Americas region for the three and six months ended December 31, 2013 increased $2.3 million or 7.2% and $4.5 million or 7.0% from the three and six months ended December 31, 2012, respectively. The increase in revenue is due to higher volume of product sales in the United States compared to the prior year.
Asia/Pacific. The following table sets forth revenue for the three and six months ended December 31, 2013 and 2012 for the Asia/Pacific region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Japan	$14,340	$20,468	(29.9)%	$28,920	$39,999	(27.7)%
Hong Kong	1,900	—	100.0%	3,594	—	100.0%
Other	880	858	2.6%	1,436	1,879	(23.6)%
Asia/Pacific Total	$17,120	$21,326	(19.7)%	$33,950	$41,878	(18.9)%
Revenue in the region for the three and six months ended December 31, 2013 was negatively impacted approximately $3.5 million or 16.5% and $7.4 million or 17.6%, respectively, by foreign currency exchange rate fluctuations. Additional decreases are attributable to lower volume of product sales in Japan.

During the three and six months ended December 31, 2013 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $3.4 million or 16.8% and $7.2 million or 18.0%, respectively. This was partially offset by increased sales of $1.9 million and $3.6 million, respectively, as a result of our launch of the Hong Kong market.
All of our sales and marketing efforts were directed toward building our network marketing sales. We expect to continue to focus our efforts on strengthening our distributor and preferred customer culture to promote growth and retention, developing new products, and expanding our reach geographically into new markets.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2013 and 2012 was 84.6% and 72.5%, respectively. Our gross profit percentage for the six months ended December 31, 2013 and 2012 was 84.7% and 78.8%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2013 decreased to 15.4% from 27.5% for the three months ended December 31, 2012 and for the six months ended December 31, 2013 decreased to 15.3% from 21.2% for the six months ended December 31, 2012. The decrease was primarily due to product recall costs of $5.9 million recorded in December 2012.
Operating Expenses. Total operating expenses during the three months ended December 31, 2013 were $38.4 million as compared to operating expenses of $38.3 million during the three months ended December 31, 2012. Total operating expenses during the six months ended December 31, 2013 were $76.9 million as compared to operating expenses of $76.5 million during the six months ended December 31, 2012.
Operating expenses consist of sales and marketing, general and administrative, research and development, and depreciation and amortization expenses. Primary factors that may cause our operating expenses to fluctuate include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall operating results. A fluctuation in our stock price may also impact our share-based compensation expense that is related to liability classified awards. The increase in total operating expenses for the three months ended December 31, 2013 was primarily due to increases in general and administrative and sales and marketing expenses. The increase for the six months ended December 31, 2013 was primarily due to higher sales and marketing expenses.
We expect our operating expenses, as a percent of revenue, to remain relatively consistent with the current period results.
Sales and Marketing Expenses. Sales and marketing expenses during the three months ended December 31, 2013 were $29.8 million as compared to sales and marketing expenses of $29.6 million for the three months ended December 31, 2012. Sales and marketing expenses during the six months ended December 31, 2013 were $60.0 million as compared to sales and marketing expenses of $59.1 million for the six months ended December 31, 2012.
The increase in sales and marketing expenses for the three and six months ended December 31, 2013 was due primarily to increased costs for distributor incentives, commissions, and promotions, including the introduction of the MyLifeVenture program in Japan. The increases were partially offset by a decrease in costs associated with distributor events and branding.
We expect our sales and marketing expenses to increase slightly during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, as we continue to focus our efforts on increasing revenue through growth and retention both domestically and internationally.
General and Administrative Expenses. General and administrative expenses during the three months ended December 31, 2013 were $7.6 million as compared to general and administrative expenses of $7.5 million for the three months ended December 31, 2012. General and administrative expenses during the six months ended December 31, 2013 were $15.0 million as compared to general and administrative expenses of $15.4 million for the six months ended December 31, 2012.
The increase in general and administrative expenses during the three months ended December 31, 2013 was due primarily to an increase in salaries and wages as compared to the prior year same period that resulted from a reduction in our estimated incentive payout that occurred during the three months ended December 31, 2012. Additional increases were due to higher costs associated with professional services and bank fees. These increases were offset by a reduction in costs associated with recruiting, legal fees, and rents.
The decrease in general and administrative expenses during the six months ended December 31, 2013 was due primarily to a decrease in costs associated with recruiting and outsourcing costs related to the Japan market. The decreases were offset by increases in salaries and wages and professional services.
Research and Development Expenses. Research and development expenses during the three months ended December 31, 2013 were $0.6 million as compared to research and development expenses of $0.7 million for the three months ended

December 31, 2012. Research and development expenses during the six months ended December 31, 2013 were $0.9 million as compared to research and development expenses of $1.3 million for the six months ended December 31, 2012.
The decrease in research and development expenses during the three and six months ended December 31, 2013 was primarily due to a reduction in salaries and benefits related to the retirement of Dr. McCord. The decrease was partially offset by increases in professional services costs related to new product development.
The recognition and timing of these expenses will be dependent upon entry into specific research and development projects. We expect our research and development expenses to increase slightly during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, as a result of our continued efforts in new product development.
Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended December 31, 2013 was $0.5 million as compared to depreciation and amortization expense of $0.4 million for the three months ended December 31, 2012. Depreciation and amortization expense during the six months ended December 31, 2013 was $1.0 million as compared to depreciation and amortization expense of $0.7 million for the six months ended December 31, 2012.
While depreciation and amortization remained relatively consistent with the prior year, the slight increase was due primarily to capital acquisitions related to our continued growth and to new leased office space in Japan.
Other Income (Expenses), Net. During the three and six months ended December 31, 2013 we recognized net other expenses of $0.4 million and $0.3 million, respectively. Net other income for the three and six months ended December 31, 2013 consisted primarily of interest expense offset by income related to a business development incentive and by foreign currency gains and losses.
The following table sets forth interest expense for the three and six months ended December 31, 2013 and 2012 (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Contractual interest expense:
2013 Term Loan	$753	$—	$753	$—
Amortization of deferred financing fees:
2013 Term Loan	39	—	39	—
Amortization of debt discount:
2013 Term Loan	30	—	30	—
Other	11	—	14	—
Total interest expense	$833	$—	$836	$—
Income Tax Expense. We recognized income tax expense of $1.5 million and $3.4 million for the three and six months ended December 31, 2013 as compared to income tax expense of $0.3 million and $3.0 million for the three and six months ended December 31, 2012.
Our provision for income taxes for the three and six months ended December 31, 2013 consisted primarily of federal, state and foreign tax on anticipated fiscal 2014 income which was partially offset by a tax benefit related to domestic production activities deduction.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of our products, to pay our general and administrative expenses, and to service our debt. Our primary source of liquidity is cash generated from the sales of our products.
As of December 31, 2013, our available liquidity was $34.5 million, including available cash and cash equivalents. This represented an increase of $8.2 million from the $26.3 million in cash and cash equivalents as of June 30, 2013.

During the six months ended December 31, 2013, our net cash provided by operating activities was $6.9 million as compared to net cash provided by operating activities of $6.4 million during the six months ended December 31, 2012.
During the six months ended December 31, 2013, our net cash used in investing activities was $0.7 million, due to the purchase of fixed assets. During the six months ended December 31, 2012, our net cash used in investing activities was $3.9 million due to the purchases of fixed assets.
Cash provided by financing activities during the six months ended December 31, 2013 was $2.3 million compared to cash provided by financing activities of $1.3 million during the six months ended December 31, 2012. Cash provided by financing activities during the six months ended December 31, 2013 related to the proceeds from the 2013 Term Loan and proceeds from the exercise of stock options and warrants. The increase was offset by the repurchase of company stock and fees paid in connection with the 2013 Term Loan.
At December 31, 2013 and June 30, 2013, the total amount of our foreign subsidiary cash was $4.1 million and $4.2 million, respectively.
At December 31, 2013, we had working capital (current assets minus current liabilities) of $30.9 million, compared to working capital of $25.4 million at June 30, 2013. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities in the public markets. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan will be available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of December 31, 2013 we had not borrowed any amounts under the Delayed Draw Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities in the public markets, and making certain restricted payments, including dividends.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, we must:

•	Have a consolidated EBITDA (as defined in the Financing Agreement) amount greater than $5 million for the quarter ended December 31, 2013;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 2.37 to 1.00 for the quarter ended December 31, 2013. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.20 to 1.00 for the quarter ended December 31, 2013. Our fixed charge requirement remains level through the quarter ended December 31, 2014, after which it increases to 1.25 to 1.00 thereafter; and

•	Have no less than $10 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
At December 31, 2013, we were in compliance with the applicable financial and restrictive covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements.

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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2013, our shipment of products sold totaling $15.8 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.8 million at December 31, 2013, compared with $0.6 million at June 30, 2013. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first in first out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $385,000 of obsolescence costs as of December 31, 2013.
Revenue Recognition
We ship the majority of our product directly to the consumer and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss.
Stock-Based Compensation
We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance. We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment.
Research and Development Costs
We expense all of our payments related to research and development activities.

Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$47,000	$4,700	$14,100	$28,200	$—
Interest on long-term debt obligations	15,457	4,012	9,544	1,901	—
Operating lease obligations	17,941	2,542	7,318	3,781	4,300
Total	$80,398	$11,254	$30,962	$33,882	$4,300
Recently Issued Accounting Standards
We have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We conduct business in several countries and intend to continue to grow our international operations. Net sales, operating income, and net income are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U. S. laws and regulations relating to international trade and investment.
Foreign Currency Risk
During the six months ended December 31, 2013, approximately 35.1% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2013 we did not have any derivative instruments.
Interest Rate Risks
As of December 31, 2013, we had $47 million in variable rate debt issued pursuant to the Financing Agreement we entered into on October 18, 2013. Based on the amount of our variable debt as of December 31, 2013, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.5 million. This change in market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the Tender Offer.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Changes In Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
On November 20, 2013, we filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of our company. In the complaint, we allege defendants breached a contract and misappropriated our trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to our complaint. Defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20,000,000. We believe the counterclaims alleged by the defendants are completely without merit and we intend to vigorously defend against them.
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
We entered into a Financing Agreement on October 18, 2013 that provides for a term loan facility in an aggregate principal amount of up to $47 million and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (collectively, the "Credit Facility"). The principal amount borrowed under the Credit Facility is payable in consecutive quarterly installments beginning with the calendar quarter ending March 31, 2014. We expect to generate the cash necessary to pay the principal and interest on the Credit Facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The Credit Facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary covenants, including covenants that restrict our ability to incur or guarantee additional indebtedness, pay dividends on and redeem capital stock, repurchase our equity securities in the public markets, make other payments, including investments, sell our assets and enter into consolidations, mergers or transfers of all or substantially all of our assets. The Credit Facility includes financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control and we may be unable to meet these ratios and tests. A breach of any of the covenants, ratios, tests or restrictions imposed by the Credit Facility would result in an event of default and the lender could declare all amounts outstanding under the Credit Facility to be immediately due and payable. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the Credit Facility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, we issued 1,438,999 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended December 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	16,326,530	$2.45	16,326,530	$—
November 1, 2013 to November 30, 2013	—	$—	—	$—
December 1, 2013 to December 31, 2013	—	$—	—	$—
Total	16,326,530	$2.45	16,326,530

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On September 24, 2013, we commenced the tender offer in which we sought to acquire up to $40.0 million in value of our common stock at a purchase price not greater than $2.80 nor less than $2.45 per share. The tender offer expired at 5:00 p.m. New York City time on October 25, 2013 and in connection therewith, on November 1, 2013, we repurchased 16,326,530 shares of our common stock at a price of $2.45 per share.

During the quarter ended December 31, 2013, we withheld 8,863 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: February 6, 2014	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2014	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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