Form 10-Q
period 2014-03-31
Lifevantage Corp
filed 2014-05-06
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
9785 S. Monroe Street, Ste 300, Sandy, UT 84070
(Address of principal executive offices)
(801) 432-9000
(Registrant’s telephone number)
9815 S. Monroe Street, Suite 100, Sandy, UT 84070
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 01, 2014 was 103,701,792.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	March 31, 2014	June 30, 2013
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$35,681	$26,299
Accounts receivable	2,606	1,789
Income tax receivable	1,511	2,150
Inventory	8,576	10,524
Current deferred income tax asset	2,885	2,885
Prepaid expenses and deposits	4,999	2,294
Total current assets	56,258	45,941

Property and equipment, net	7,183	5,692
Intangible assets, net	1,697	1,747
Deferred debt offering costs, net	1,413	—
Long-term deferred income tax asset	730	730
Other long-term assets	3,021	1,374
TOTAL ASSETS	$70,302	$55,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,641	$5,171
Commissions payable	9,595	7,564
Other accrued expenses	8,369	7,831
Short-term portion of debt	4,700	—
Total current liabilities	25,305	20,566

Long-term debt
Principal amount	41,125	—
Less: unamortized discount	(1,098)	—
Long-term debt, net of unamortized discount	40,027	—
Other long-term liabilities	2,243	973
Total liabilities	67,575	21,539
Commitments and contingencies
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 104,024 and 117,088 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	104	121
Additional paid-in capital	113,692	110,413
Accumulated deficit	(110,593)	(76,476)
Accumulated other comprehensive loss	(476)	(113)
Total stockholders’ equity	2,727	33,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,302	$55,484
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
(In thousands, except per share data)
Sales, net	$55,064	$50,370	$157,930	$156,667
Cost of sales	8,459	7,330	24,212	23,936
Product recall costs	—	(461)	—	5,418
Gross profit	46,605	43,501	133,718	127,313
Operating expenses:
Sales and marketing	32,483	29,844	92,510	88,976
General and administrative	8,470	8,370	23,432	23,227
Research and development	655	848	1,546	2,105
Depreciation and amortization	530	499	1,527	1,180
Total operating expenses	42,138	39,561	119,015	115,488
Operating income	4,467	3,940	14,703	11,825
Other income (expense), net:
Interest and other income (expense), net	(1,278)	122	(1,605)	(426)
Total other income (expense)	(1,278)	122	(1,605)	(426)
Net income before income taxes	3,189	4,062	13,098	11,399
Income tax expense	(695)	(646)	(4,066)	(3,609)
Net income	$2,494	$3,416	$9,032	$7,790
Net income per share:
Basic	$0.02	$0.03	$0.08	$0.07
Diluted	$0.02	$0.03	$0.08	$0.06
Weighted average shares outstanding:
Basic	101,594	112,806	107,385	112,203
Diluted	106,578	124,985	113,717	125,371
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	103	(87)	(363)	(24)
Other comprehensive income (loss), net of tax:	$103	$(87)	$(363)	$(24)
Comprehensive income	$2,597	$3,329	$8,669	$7,766
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	2,044	—	—	2,044
Exercise of options and warrants	4,654	4	1,235	—	—	1,239
Issuance of shares related to restricted stock	225	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(453)	—	—	—	—	—
Repurchase of company stock	(17,490)	(21)	—	(43,149)	—	(43,170)
Currency translation adjustment	—	—	—	—	(363)	(363)
Net income	—	—	—	9,032	—	9,032
Balances, March 31, 2014	104,024	$104	$113,692	$(110,593)	$(476)	$2,727
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2014	2013
(In thousands)
Cash Flows from Operating Activities:
Net income	$9,032	$7,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,527	1,180
Stock-based compensation	2,169	1,635
Amortization of deferred financing fees	99	—
Amortization of debt discount	76	—
Impairment of inventory	—	4,155
Changes in operating assets and liabilities:
Increase in accounts receivable	(189)	(1,048)
Decrease/(increase) in inventory	1,858	(827)
Increase in prepaid expenses and deposits	(2,719)	(4,735)
Increase in other long-term assets	(1,645)	(1,077)
Increase/(decrease) in accounts payable	(2,527)	993
Increase in accrued expenses	2,596	1,559
Increase/(decrease) in other long-term liabilities	(100)	442
Net Cash Provided by Operating Activities	10,177	10,067
Cash Flows from Investing Activities:
Purchase of equipment	(1,671)	(4,625)
Net Cash Used in Investing Activities	(1,671)	(4,625)
Cash Flows from Financing Activities:
Proceeds from term loan	45,825	—
Payment of deferred financing fees	(1,511)	—
Repurchase of company stock	(43,170)	(4,893)
Payment on term loan	(1,175)	—
Exercise of options and warrants	1,239	2,066
Net Cash Provided by (Used in) Financing Activities	1,208	(2,827)
Foreign Currency Effect on Cash	(332)	(24)
Increase in Cash and Cash Equivalents:	9,382	2,591
Cash and Cash Equivalents — beginning of period	26,299	24,648
Cash and Cash Equivalents — end of period	$35,681	$27,239
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$1,386	$376
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$1,821	$—
Cash paid for income taxes	$3,461	$6,370
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
Note 1 — Organization and Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of March 31, 2014, and the results of operations for the three and nine months ended March 31, 2014 and 2013 and the cash flows for the nine months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in interest and other income (expense), net in the consolidated financial statements.
Currency translation gains and losses on intercompany balances denominated in a foreign currency are recorded as other income (expense), net. A net foreign currency gain of $121,000 and a loss of $213,000 is recorded in other income (expense), net for the three and nine months ended March 31, 2014.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions the Company entered into forward foreign exchange contracts which were settled in March 2014 and were not designated for hedge accounting. For the three and nine months ended March 31, 2014, a realized loss of $176,000 and a gain of $8,000, related to forward contracts, is recorded in other income (expense), net. The Company did not hold any derivative instruments at March 31, 2014.

Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
The Company discloses significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2014, the Company had $30.8 million in cash accounts that were held primarily at one financial institution and $4.8 million in accounts at other financial institutions. As of March 31, 2014 and June 30, 2013 the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2014 and June 30, 2013 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2014 is not necessary. No bad debt expense has been recorded for the periods ended March 31, 2014 and March 31, 2013.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company has capitalized payments to its contract product manufacturer for the acquisition of raw materials and commencement of the manufacturing, bottling and labeling of its product. As of March 31, 2014 and June 30, 2013, inventory consisted of (in thousands):

	March 31, 2014	June 30, 2013
Finished goods	$5,208	$5,273
Raw materials	3,368	5,251
Total inventory	$8,576	$10,524
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return unopened, unexpired product that they have purchased within the prior twelve months, subject to certain consumption limitations, for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2014 and June 30, 2013, the Company’s reserve balance for returns and allowances was approximately $0.6 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine months ended March 31, 2014 and 2013 were approximately $1.5 million and $2.1 million, respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance-based awards to be paid in cash, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation.
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
For the nine months ended March 31, 2014 and 2013 the Company has recognized income tax expense of $4.1 million and $3.6 million, respectively, which is the Company’s estimated federal, state and foreign income tax liability. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the nine months ended March 31, 2014 effective rate of 31.0% and the Federal statutory rate of 35.0% is due to state income taxes (net of federal benefit) and certain permanent differences between taxable and book income as well as a one-time tax benefit from a tax return true-up recognized during the three months ended March 31, 2014.
Income Per Share
Basic income per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three and nine months ended March 31, 2014 the effects of approximately 0.7 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and nine months ended March 31, 2013 the effects of approximately 0.7 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

The following is a reconciliation of earnings per share and the weighted average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$2,494	$3,416	$9,032	$7,790
Denominator:
Basic weighted average common shares outstanding	101,594	112,806	107,385	112,203
Effect of dilutive securities:
Stock awards and options	1,974	3,802	2,929	4,586
Warrants	3,010	8,377	3,403	8,582
Diluted weighted average common shares outstanding	106,578	124,985	113,717	125,371
Net income per share, basic	$0.02	$0.03	$0.08	$0.07
Net income per share, diluted	$0.02	$0.03	$0.08	$0.06
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Americas	$32,641	$33,098	$101,557	$97,720
Asia/Pacific	22,423	17,272	56,373	58,947
Total revenues	$55,064	$50,370	$157,930	$156,667
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
United States	$31,619	$32,721	$98,415	$96,779
Japan	$19,202	$15,284	$48,122	$55,080
As of March 31, 2014 long-lived assets were $9.9 million in the U.S. and $2.5 million in Japan. As of June 30, 2013 long-lived assets were $4.8 million in the U.S. and $3.0 million in Japan.
Effect of New Accounting Pronouncements
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.
Note 3 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan is available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of March 31, 2014 the Company had not borrowed any amounts under the Delayed Draw Term Loan.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). In the event the Company borrows under the Delayed Draw Term Loan, the outstanding principal will be payable in consecutive quarterly installments beginning with the calendar quarter ending December 31, 2014 through the Final Maturity Date. Each of the loans will bear interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the nine months ended March 31, 2014 the interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At March 31, 2014, the Company was not in compliance with the non-financial covenant restricting it from having excess foreign cash. The Company's foreign cash balance exceeded the covenant limit of $5.5 million. On April 7, 2014 the Company obtained a waiver of the violation from the lender. The Company was in compliance with all other financial and non-financial covenants under the Credit Facility.
The Company incurred transaction costs associated with the Credit Facility totaling $2.7 million, of which $175,000 was recorded in interest expense during the nine months ended March 31, 2014. The remaining $2.5 million consists of unamortized deferred debt offering costs and debt discount included in the accompanying consolidated balance sheet and are amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2014 (remaining three months ending June 30, 2014)	$1,175
2015	4,700
2016	4,700
2017	4,700
2018	4,700
Thereafter	25,850
$45,825

Note 4 — Stockholders’ Equity
During the three and nine months ended March 31, 2014 the Company issued 100,000 and 225,000 shares, respectively, of restricted stock and 0.4 million and 4.7 million shares, respectively, of common stock upon the exercise of warrants and options. During the three and nine months ended March 31, 2014, 351,000 and 453,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On March 11, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $3 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2014, the Company had not purchased any shares under this repurchase program.

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
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. During July 2013 the Company repurchased 1.2 million shares under this repurchase authorization. As of March 31, 2014, the Company had purchased the full $5 million in shares authorized under this repurchase program.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2014, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Share-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2014 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.5 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2014 there were awards outstanding, net of awards expired, for an aggregate of 3.3 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and nine months ended March 31, 2014, stock-based compensation of $0.6 million and $2.0 million was reflected as an increase to additional paid in capital, all of which was employee related and $103,000 and $125,000 was reflected as an increase to other accrued expenses. For the three and nine months ended March 31, 2013, stock-based compensation of $0.6 million and $1.6 million, was reflected as an increase to additional paid in capital, all of which was employee related.
For the nine months ended March 31, 2014, no stock options were awarded. For the nine months ended March 31, 2013, the fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

Nine Months Ended March 31,
	2014	2013
Risk-free interest rate	N/A	0.46% - 1.19%
Dividend yield	N/A	—%
Expected life in years	N/A	3.0 - 6.0
Expected volatility	N/A	113% - 127%
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
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to preferred customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, and Mexico primarily through a network of independent distributors, and to our preferred customers.
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
Our Products
Our products are Protandim®, a full-line of LifeVantage TrueScience® skin care products and Canine Health®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our full-line of LifeVantage TrueScience® skin care products was introduced in April 2014 and consists of TrueScience Ultra Gentle Facial Cleanser, TrueScience Perfecting Lotion, TrueScience Eye Corrector Serum, and an enhanced version of our LifeVantage TrueScience® anti-aging skin care lotion. Canine Health® is a supplement formulated to combat oxidative stress in dogs through Nrf2 activation.
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

	Active Independent Distributors By Region
	March 31,
	2014		2013		Change from Prior Year	Percent Change
Americas	43,000	58.9%	38,000	60.3%	5,000	13.2%
Asia/Pacific	30,000	41.1%	25,000	39.7%	5,000	20.0%
	73,000	100.0%	63,000	100.0%	10,000	15.9%

	Active Preferred Customers By Region
	March 31,
	2014		2013		Change from Prior Year	Percent Change
Americas	106,000	79.1%	115,000	82.1%	(9,000)	(7.8)%
Asia/Pacific	28,000	20.9%	25,000	17.9%	3,000	12.0%
	134,000	100.0%	140,000	100.0%	(6,000)	(4.3)%

Three and Nine months Ended March 31, 2014 Compared to Three and Nine months Ended March 31, 2013
Revenue. We generated net revenue of $55.1 million and $50.4 million during the three months ended March 31, 2014 and 2013, respectively. We generated net revenue of $157.9 million and $156.7 million during the nine months ended March 31, 2014 and 2013, respectively. Foreign currency fluctuations negatively impacted our revenue $2.3 million or 4.6% and $9.8 million or 6.2% during the three and nine months ended March 31, 2014, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2014 and 2013 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
United States	$31,619	$32,721	(3.37)%	$98,415	$96,779	1.7%
Other	1,022	377	171.09%	3,142	941	233.9%
Americas Total	$32,641	$33,098	(1.4)%	$101,557	$97,720	3.9%
Revenue in the Americas region for the three and nine months ended March 31, 2014 decreased $0.5 million or 1.4% and increased $3.8 million or 3.9% from the three and nine months ended March 31, 2013, respectively. The decrease in revenue during the three months ended March 31, 2014 is due to lower volume of product sales in the United States partially offset by increased volume in Canada as compared to the prior year same period. The increase in revenue during the nine months ended March 31, 2014 is due to higher volume of product sales in the United States as well as Canada as compared to the prior year same period.

Asia/Pacific. The following table sets forth revenue for the three and nine months ended March 31, 2014 and 2013 for the Asia/Pacific region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Japan	$19,202	$15,284	25.6%	$48,122	$55,080	(12.6)%
Hong Kong	2,278	1,203	89.4%	5,872	1,203	388.1%
Other	943	785	20.1%	2,379	2,664	(10.7)%
Asia/Pacific Total	$22,423	$17,272	29.8%	$56,373	$58,947	(4.4)%
Revenue in the region for the three and nine months ended March 31, 2014 was negatively impacted approximately $2.2 million or 12.9% and $9.6 million or 16.2%, respectively, by foreign currency exchange rate fluctuations.
During the three and nine months ended March 31, 2014 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $2.1 million or 13.8% and $9.3 million or 16.8%, respectively. The negative impact of foreign currency rate fluctuations was offset by an increase in volume of product sales in Japan and Hong Kong for the three months ended March 31, 2014 as compared to the prior year same period. For the nine months ended March 31, 2014 the negative impact of foreign currency rate fluctuations was partially offset by an increase in volume of product sales in Japan and Hong Kong as compared to the prior year same period. Effective April 1, 2014 we implemented a price increase in our Japan market of 20% to offset the yen devaluation.
All of our sales and marketing efforts were directed toward building our network marketing sales. We expect to continue to focus our efforts on strengthening our distributor and preferred customer culture to promote growth and retention, developing new products, and expanding our reach geographically into new markets.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2014 and 2013 was 84.6% and 86.4%, respectively. Our gross profit percentage for the nine months ended March 31, 2014 and 2013 was 84.7% and 81.3%, respectively.
As a percentage of total revenues, cost of sales for the three months ended March 31, 2014 increased to 15.4% from 13.6% for the three months ended March 31, 2013 and decreased for the nine months ended March 31, 2014 to 15.3% from 18.7% for the nine months ended March 31, 2013. The increase for the three months ended March 31, 2014 was due to increases in shipping and warehousing expenses associated with the shipment of product into new international markets, partially offset by a benefit associated with the release of inventory reserves, as well as initial cost recoveries from insurance of approximately $511,000 related to the product recall that was recorded in the prior year same period. The decrease for the nine months ended was primarily due to product recall costs of $5.4 million recorded in the prior year same period. We expect to recognize a benefit associated with the rework of previously recalled inventory within the next two quarters.
Operating Expenses. Total operating expenses during the three months ended March 31, 2014 were $42.1 million as compared to operating expenses of $39.6 million during the three months ended March 31, 2013. Total operating expenses during the nine months ended March 31, 2014 were $119.0 million as compared to operating expenses of $115.5 million during the nine months ended March 31, 2013.
Operating expenses consist of sales and marketing, general and administrative, research and development, and depreciation and amortization expenses. Primary factors that may cause our operating expenses to fluctuate include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall operating results. A fluctuation in our stock price may also impact our share-based compensation expense that is related to liability classified awards. The increase in total operating expenses for the three and nine months ended March 31, 2014 was primarily due to increased sales and marketing expenses.
We expect our operating expenses, as a percent of revenue, to remain relatively consistent with the current year results.
Sales and Marketing Expenses. Sales and marketing expenses during the three months ended March 31, 2014 were $32.5 million as compared to sales and marketing expenses of $29.8 million for the three months ended March 31, 2013. Sales and marketing expenses during the nine months ended March 31, 2014 were $92.5 million as compared to sales and marketing expenses of $89.0 million for the nine months ended March 31, 2013.

The increase in sales and marketing expenses for the three and nine months ended March 31, 2014 was due primarily to increased costs for distributor commissions, incentives, and events. Costs also increased as a result of our jersey-front sponsorship.
We expect our sales and marketing expenses to increase slightly during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, as we continue to focus our efforts on increasing revenue through growth and retention both domestically and internationally.
General and Administrative Expenses. General and administrative expenses during the three months ended March 31, 2014 were $8.5 million as compared to general and administrative expenses of $8.4 million for the three months ended March 31, 2013. General and administrative expenses during the nine months ended March 31, 2014 were $23.4 million as compared to general and administrative expenses of $23.2 million for the nine months ended March 31, 2013.
The increase in general and administrative expenses during the nine months ended March 31, 2014 was due primarily to an increase in salaries and wages as compared to the prior year same period that resulted from a reduction in our estimated incentive payout that occurred during the nine months ended March 31, 2013. This was offset by a decrease in recruiting costs.
We expect our general and administrative expenses to remain relatively consistent with the current year results.
Research and Development Expenses. Research and development expenses during the three months ended March 31, 2014 were $0.7 million as compared to research and development expenses of $0.8 million for the three months ended March 31, 2013. Research and development expenses during the nine months ended March 31, 2014 were $1.5 million as compared to research and development expenses of $2.1 million for the nine months ended March 31, 2013.
The decrease in research and development expenses during the three and nine months ended March 31, 2014 was primarily due to a reduction in salaries and benefits related to the retirement of Dr. McCord. The decrease was partially offset by increases in professional services costs related to new product development.
The recognition and timing of research and development expenses will be dependent upon entry into specific research and development projects. We expect our research and development expenses to increase slightly during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, as a result of our continued efforts in new product development.
Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended March 31, 2014 was $0.5 million as compared to depreciation and amortization expense of $0.5 million for the three months ended March 31, 2013. Depreciation and amortization expense during the nine months ended March 31, 2014 was $1.5 million as compared to depreciation and amortization expense of $1.2 million for the nine months ended March 31, 2013.
While depreciation and amortization remained relatively consistent with the prior year, the slight increase for the nine months ended March 31, 2014 was due primarily to capital acquisitions in the United States and Japan.
Other Income (Expenses), Net. During the three and nine months ended March 31, 2014 we recognized net other expenses of $1.3 million and $1.6 million, respectively, as compared to net other income of $122,000 for the three months ended March 31, 2013 and net other expense of $0.4 million for the nine months ended March 31, 2013.
Net other expense for the three months ended March 31, 2014 consisted primarily of interest expense. Net other expense for the nine months ended March 31, 2014 consisted primarily of interest expense offset by income related to a business development incentive and by foreign currency gains and losses.

The following table sets forth interest expense for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Contractual interest expense:
2013 Term Loan	$1,047	$—	$1,800	$—
Amortization of deferred financing fees:
2013 Term Loan	60	—	99	—
Amortization of debt discount:
2013 Term Loan	46	—	76	—
Other	7	—	21	—
Total interest expense	$1,160	$—	$1,996	$—
Income Tax Expense. We recognized income tax expense of $0.7 million and $4.1 million for the three and nine months ended March 31, 2014 as compared to income tax expense of $0.6 million and $3.6 million for the three and nine months ended March 31, 2013.
Our provision for income taxes for the three and nine months ended March 31, 2014 consisted primarily of federal, state and foreign tax on anticipated fiscal 2014 income which was partially offset by tax benefits related to research and development credits and domestic production activities deduction.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned sales and marketing efforts, the manufacture and sale of our products, to pay our general and administrative expenses, and to service our debt. Our primary source of liquidity is cash generated from the sales of our products.
As of March 31, 2014, our available liquidity was $35.7 million, including available cash and cash equivalents. This represented an increase of $9.4 million from the $26.3 million in cash and cash equivalents as of June 30, 2013.
During the nine months ended March 31, 2014, our net cash provided by operating activities was $10.2 million as compared to net cash provided by operating activities of $10.1 million during the nine months ended March 31, 2013.
During the nine months ended March 31, 2014, our net cash used in investing activities was $1.7 million, due to the purchase of fixed assets. During the nine months ended March 31, 2013, our net cash used in investing activities was $4.6 million due to the purchases of fixed assets.
Cash provided by financing activities during the nine months ended March 31, 2014 was $1.2 million compared to cash used in financing activities of $2.8 million during the nine months ended March 31, 2013. Cash provided by financing activities during the nine months ended March 31, 2014 related to the proceeds from the 2013 Term Loan and proceeds from the exercise of stock options and warrants. The increase was offset by the repurchase of company stock, fees paid in connection with the 2013 Term Loan, and payment on the 2013 Term Loan.
At March 31, 2014 and June 30, 2013, the total amount of our foreign subsidiary cash was $6.7 million and $4.2 million, respectively.
At March 31, 2014, we had working capital (current assets minus current liabilities) of $31.0 million, compared to working capital of $25.4 million at June 30, 2013. We expect that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.

Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan will be available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of March 31, 2014 we had not borrowed any amounts under the Delayed Draw Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. At March 31, 2014 we were not in compliance with the non-financial covenant restricting us from having excess foreign cash. The Company's foreign cash balance exceeded the covenant limit of $5.5 million. On April 7, 2014 we obtained a waiver of the violation from the lender.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, we must:

•	Have a consolidated EBITDA (as defined in the Financing Agreement) amount greater than $9.5 million for the two consecutive fiscal quarters ending March 31, 2014;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 2.39 to 1.00 for the quarter ended March 31, 2014. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.20 to 1.00 for the two consecutive fiscal quarters ending March 31, 2014. Our fixed charge requirement remains level through the quarter ended December 31, 2014, after which it increases to 1.25 to 1.00 thereafter; and

•	Have no less than $10 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
At March 31, 2014, we were in compliance with the applicable financial covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of

March 31, 2014, our shipment of products sold totaling $20.4 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.6 million at March 31, 2014, compared with $0.6 million at June 30, 2013. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first in first out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $37,000 of obsolescence costs for the three months ended March 31, 2014.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$45,825	$4,700	$14,100	$27,025	$—
Interest on long-term debt obligations	14,609	3,949	9,356	1,304	—
Operating lease obligations	16,419	2,294	6,176	3,837	4,112
Total	$76,853	$10,943	$29,632	$32,166	$4,112
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

Foreign Currency Risk
During the nine months ended March 31, 2014, approximately 37.7% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2014 we did not have any derivative instruments.
Interest Rate Risks
As of March 31, 2014, we had $45.8 million in variable rate debt issued pursuant to the Financing Agreement we entered into on October 18, 2013. Based on the amount of our variable debt as of March 31, 2014, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.4 million. This change in market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the Tender Offer.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes In Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our credit facility includes debt service obligations and restrictive covenants that could impede our operations and flexibility.
We entered into a Financing Agreement on October 18, 2013 that provides for a term loan facility in an aggregate principal amount of up to $47 million and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (collectively, the "Credit Facility"). The principal amount borrowed under the Credit Facility is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014. We expect to generate the cash necessary to pay the principal and interest on the Credit Facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The Credit Facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary negative covenants that, among other things, restrict us from undertaking specific corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, causing a change of control, having excess foreign cash, issuance of equity, repurchasing our equity securities and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility includes financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control and we may be unable to meet these ratios and tests. At March 31, 2014, we were not in compliance with the non-financial covenant restricting us from having excess foreign cash. The Company's foreign cash balance exceeded the covenant limit of $5.5 million. On April 7, 2014, we obtained a waiver of the violation from the lender. A breach of any of the covenants, ratios, tests or restrictions imposed by the Credit Facility could result in an event of default and, if such breach is not waived by the lender, the lender could declare all amounts outstanding under the Credit Facility to be immediately due and payable. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the Credit Facility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, we issued 258,000 unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
On March 11, 2014, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $3 million of shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. Unless earlier terminated in accordance with its terms, the pre-arranged stock repurchase plan terminates on the earlier of (i) June 8, 2014 or (ii) the date on which the aggregate dollar amount of shares purchased under the plan reaches $3 million. As of March 31, 2014, we had not made any purchases of our common stock pursuant to this repurchase program.
During the quarter ended March 31, 2014 we withheld 97,000 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: May 6, 2014	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1#	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.

10.2	Amended and Restated Employment Agreement dated effective as of March 24, 2014 between LifeVantage Corporation and Douglas C. Robinson

10.3	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months and nine months ended March 31, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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