Form 10-K
period 2014-06-30
Lifevantage Corp
filed 2014-09-10
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2014

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

9785 S. Monroe, Ste 300
Sandy, UT 84070
(Address of principal executive offices, including zip code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December, 31, 2013, the end of the registrant's second fiscal quarter, was approximately $171.4 million, based on a closing market price of $1.65 per share.
The number of shares of common stock (par value $0.001) outstanding as of September 4, 2014, was 100,717,598 shares.
________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2015 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, marketing, general and administrative costs and research and development spending; statements regarding expansion in new and existing markets; statements regarding our product development strategy; statements regarding the future performance of our business; and statements regarding future financial performance and results of operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	We may be unable to manage our growth and expansion;

•	We may not succeed in growing existing markets or opening new international markets;

•	We may not succeed in expanding our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities may prohibit or severely restrict business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Legal proceedings may be expensive and time consuming;

•	Our business is subject to strict government regulations;

•	Regulations governing the production or marketing of our products;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of or inability to attract key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines and Mexico primarily through a network of independent distributors, and to preferred customers.
We also engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of revolutionary anti-aging skin care products launched in fiscal 2014, and Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs.
We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, we changed our name to LifeVantage Corporation. From our fiscal year 2005 until our fiscal year 2009, we marketed and sold a single product, Protandim®, through traditional retail stores. In October 2008 we announced that we were transitioning our business model from a traditional retail model to a network marketing model in which Protandim® would be sold primarily through our network of independent distributors. Since entering network marketing, we have increased our geographic reach by entering new international markets and increased our product offering by introducing additional scientifically-validated products.
Fiscal Year 2014 Highlights
We expanded our product offering significantly in April 2014 by introducing a full line of anti-aging skin care products under our LifeVantage TrueScience® brand. The line of skin care products includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and an enhanced version of our TrueScience® Anti-Aging Cream. We believe our new skin care products leverage our Nrf2 activation and oxidative stress research and complement our other product offerings. Additionally, in April 2014, we acquired a new line of sports nutrition products from Wicked Fast Sports Nutrition. We intend to conduct additional research and development on these sports nutrition products before introducing them through our network of independent distributors. We believe these new product lines, together with Protandim®, show our commitment to delivering scientifically backed products that help people feel, look and perform better.
We commenced our partnership with Real Salt Lake of Major League Soccer in January 2014. Our partnership with Real Salt Lake includes placement of our logo on the front of the team's jersey as well as strategic placement of our logo around the stadium and on televised broadcasts of games. We believe the partnership provides the LifeVantage brand with high-impact exposure in stadiums, on television, in advertising and through player appearances across the country and around the world.
We made valuable additions to our management team during fiscal year 2014. In November 2013 we appointed David Phelps as our Chief Sales Officer and in January 2014 we appointed Shawn Talbott, Ph.D. as our Chief Science Officer. Both Mr. Phelps and Dr. Talbott have significant experience in the direct selling industry. Mr. Phelps previously held roles at Synergy Worldwide, FFi, Jeunesse Global, MonaVie and Organo Gold and has been involved in the direct selling industry in North America, Europe, Latin America and several major markets in Asia. Dr. Talbott earned a Ph.D. in Nutritional Biochemistry from Rutgers University and has received several competitive research awards. Dr. Talbott has published over 200 articles and 10 books on nutrition, health and fitness and has served as a consultant and educator for elite-level athletes in a variety of sports.
During fiscal year 2014 we conducted a self tender offer in which we purchased approximately 16.3 million shares of our common stock at a purchase price of $2.45 per share, for an aggregate cost of approximately $40 million. These shares represented approximately 13.9% of our outstanding shares of common stock as of September 13, 2013, the date on which we commenced the self tender offer. We also actively repurchased shares of our common stock throughout fiscal year 2014 pursuant to publicly announced repurchased plans. In July 2013, we purchased approximately 1.2 million shares of our common stock for an aggregate purchase price of approximately $2.9 million under a repurchase plan we had announced in March 2013. We also commenced a stock repurchase program in March 2014 in which we repurchased approximately 2.1 million shares of our common stock for an aggregate purchase price of approximately $3 million. In June 2014 we announced another share repurchase program in which we plan to purchase up to $4 million worth of shares of our common stock in fiscal year 2015. We believe these share repurchase initiatives enhance long-term shareholder value.

Our Competitive Advantages
We believe we have a competitive advantage in several key areas:

•
Our Compensation: We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentive is one of the highest percentages reported in the direct selling industry. Our compensation plan also enables independent distributors to earn compensation early and often as they sell our products. Some elements of our compensation plan are paid weekly, allowing new independent distributors to receive compensation quickly. We believe more frequent payments of compensation helps us retain new independent distributors by allowing them to experience success soon after enrolling. We also offer a variety of incentive programs to our independent distributors for achieving specified sales goals. For example, our My LifeVentures® is an incentive program that enables independent distributors to earn the title to a new Jeep Wrangler by achieving and maintaining specified sales goals. We also offer various training resources to help our independent distributors become more effective. We believe our compensation plan, incentive programs and training resources help to motivate and prepare our independent distributors for success.

•
Our Products: We offer quality, scientifically-validated products focused on helping individuals look, feel and perform better. Protandim® is a patented dietary supplement clinically proven to combat oxidative stress, a natural consequence of cellular metabolism associated with many of the undesirable effects of aging. Our new skin care line, LifeVantage TrueScience®, is a combination of scientifically based anti-aging skin care products formulated to target the visible signs of aging on the skin. Our companion pet supplement, Canine Health®, incorporates some of the same active ingredients as Protandim® to combat oxidative stress in dogs. We believe our significant number of preferred customers who regularly purchase our products without the intention of becoming independent distributors is a strong, independent indicator of the benefits of our products.

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

Scientific Background
Oxidative Stress
Oxidative stress refers to the cellular and tissue damage caused by chemically reactive oxygen species that is generated as a natural result of cellular metabolism and the body's use of oxygen to generate energy. Levels of reactive oxygen species, also known as ROS, and free radicals can be elevated under a wide variety of conditions, including radiation, UV light, smoking, excessive alcohol consumption, as well as medical conditions involving inflammation, cardiovascular disease, neurodegenerative disease, diabetes and advancing age. Elevated ROS levels inflict structural damage on nucleic acid, lipid, carbohydrate and protein components of cells, thereby directly contributing to or exacerbating tissue dysfunction, disease and age-related debilitation.
Cellular antioxidant enzymes normally serve to inactivate ROS and maintain levels of ROS at those compatible with normal cell function. Important among these cellular antioxidant enzymes are superoxide dismutase and catalase. However, the levels of these protective antioxidant enzymes decrease with age and in a number of disease conditions. As we age and the levels of antioxidant enzymes decrease, oxidative stress levels increase significantly and our body is unable to maintain homeostasis relative to elevated ROS levels.
Oxidative stress is widely believed to be a key factor in many of the undesirable effects of aging because it promotes cell death. Additionally, high levels of oxidative stress have also been linked as a causative or associated factor in over 100 diseases.
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

Under normal or unstressed conditions, Nrf2 resides in the cytoplasm of the cell, outside the nucleus, and is targeted for degradation. When activated, Nrf2 is able to move into the nucleus, where it promotes the expression of several thousand genes, including those that encode antioxidant enzymes as well as anti-inflammatory and stress response proteins.
In recent years, Nrf2 has become the subject of intense research. A common theme in much of this research is that activation of Nrf2 upregulates a coordinated antioxidant response and is therefore capable of protecting against oxidative stress-related injury and inflammatory disease in a wide variety of animal models. Therefore, Nrf2 represents an important therapeutic target.
Research and Development
In January 2014, we bolstered our research and development efforts by hiring Shawn Talbott, Ph.D., as our Chief Science Officer. Dr. Talbott has established a research and product development team that includes an experienced internal scientific staff and an esteemed external scientific advisory board. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress while also targeting specific benefit areas that help individuals feel, look and preform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
Product Overview
Protandim®
Protandim® is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
Protandim® combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level. The unique blend of phytonutrients in Protandim® signals the activation of Nrf2 to increase production of antioxidant enzymes, specifically superoxide dismutase and catalase, and other cell-protective gene products. The body's internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants such as Vitamin C, Vitamin E and Coenzyme Q-10. Unlike externally derived sources of antioxidants, these enzymes are “catalytic,” which means these enzymes are not used up upon neutralizing free radicals.
We hold six U.S. and five international patents relating to Protandim®. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line. We sell Protandim® in two formulas, one for the Japan market and the other formula for all other markets.
Protandim® has been, and is currently, the subject of numerous independent scientific studies at various universities and research facilities including The Ohio State University, Louisiana State University, University of Colorado Denver, Virginia Commonwealth University, Colorado State University and Texas Tech University. The results of these studies have been published in a variety of peer-reviewed scientific journals, including Free Radical Biology & Medicine, Enzyme Research, Circulation-the scientific journal of the American Heart Association, American Journal of Physiology-Lung Cellular and Molecular Physiology, PLoS One, Journal of Dietary Supplements, Molecular Aspects of Medicine, Oxidative Medicine and Cell Longevity, Exercise & Sports Science Reviews, Clinical Pharmacology, and The FASEB Journal.
LifeVantage TrueScience®
We introduced a full line of anti-aging skin care products under our LifeVantage TrueScience® brand in fiscal 2014. The full line of LifeVantage TrueScience® anti-aging skin care products consists of:

•	TrueScience® Ultra Gentle Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping the natural oils in the skin.

•	TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.

•
TrueScience® Eye Corrector Serum: a serum that noticeably improves the visible signs of fine lines, creases and wrinkles around the entire eye area, diminishes puffiness above and below the eye, and evens skin tone and dark circles that are visible signs of premature aging.

•	TrueScience® Anti-Aging Cream: a cream that deeply moisturizes and helps to combat the appearance of fine lines and wrinkles.

These products were tested in an independent third-party clinical study and were shown to reduce the visible signs of aging by utilizing Nrf2 technology to mitigate the visible effects of skin damage caused by oxidative stress. Our LifeVantage TrueScience® skin care products leverage our research on Nrf2 activation and oxidative stress.
Canine Health®
Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds upon the active ingredients in Protandim® to reduce oxidative stress, and support joint function, mobility and flexibility in dogs. Canine Health® received the Quality Seal from the National Animal Supplement Council.
Distribution of Products
We believe our products are well suited for person-to-person sales through our direct selling model. This model allows our independent distributors to educate our customers regarding the benefits of our unique products more thoroughly than other business models. Our direct selling model also allows our independent distributors to offer personalized customer service to our customers and encourage regular use of our products.
Product Return Policy
All products purchased directly from us include a customer satisfaction guarantee. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. In addition, our inventory repurchase program allows independent distributors who terminate their distributorship to return certain amounts of unopened, unexpired product purchased within the prior 12 months for a refund of the purchase price less a 10% restocking fee. The amount of inventory we will repurchase from an independent distributor is subject to specified consumption limitations.
Customers
We generally categorize our customers as independent distributors and preferred customers.
Independent Distributors
An independent distributor in our company is someone who participates in our network marketing business opportunity by purchasing our products at wholesale prices and selling our products to others interested in the products. We believe our independent distributors are typically entrepreneurs who believe in our products and desire to earn income by building a business of their own. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors purchase product from us for individual consumption, but also purchase small quantities of product from us to use for demonstrations and one-off, person-to-person retailing opportunities. They also spend a large amount of their time encouraging others to purchase our products, either for personal consumption or resale.
While we provide support, product samples, brochures, magazines, and other sales and marketing materials, independent distributors are primarily responsible for attracting, enrolling and educating new independent distributors with respect to our products and compensation plan. An independent distributor creates multiple levels of compensation by selling our products and enrolling new independent distributors who sell our products. These newly enrolled independent distributors form a “downline” for the independent distributor who enrolled them. If downline independent distributors enroll new independent distributors who purchase our products, they create additional levels of compensation and their downline independent distributors remain in the same downline network as the original enrolling independent distributor. We pay commissions only upon the sale of our products. We do not pay commissions for enrolling independent distributors.
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2014, we had approximately 68,000 active independent distributors compared to approximately 67,000 active independent distributors as of June 30, 2013.
Independent Distributor Compensation
We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentive is one of the highest percentages reported in the direct selling industry. Some elements of our compensation plan are paid weekly. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to experience success quickly from their efforts. Our compensation plan is intended to appeal to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full or part-time. Our independent distributors earn compensation on their product sales and product sales made by independent distributors within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us at our wholesale cost and selling that product to others at the retail cost. We generally pay commissions in the local currency of the independent distributor’s home country.
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. Our Master Track program is designed to increase our independent distributors' productivity and increase their potential for success. The Master Track program includes the following components:

•	Blueprint for Prosperity: professionally-designed training materials independent distributors can utilize in their sales efforts;

•	Pro Audio Series: our weekly audio series presented by our independent distributor leaders providing training and tips on becoming more productive independent distributors;

•	Premier Schools: monthly, company-sponsored events held throughout the U.S., and less frequently in Japan, designed to deliver training and motivation to independent distributors;

•	Elite Academy and Global Convention: quarterly and annual, company-sponsored events intended to provide training and motivation to our independent distributors; and

•	Promotions and Incentive Trips: we hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals.
In addition to the Master Track program, we have an on-line media channel, LVN Media, through which we deliver educational and motivational content to our independent distributors. The Master Track program and LVN Media are important parts of our efforts to increase the productivity and potential for success of our independent distributors.
Distributor Compliance Activities
Given that our independent distributors are independent contractors, we do not control or direct their promotional efforts. We do, however, require that our independent distributors abide by policies and procedures that require them to act in an ethical manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry's code of ethics. In June 2014, Douglas C. Robinson, our President and Chief Executive Officer, was elected to the Board of Directors of the United States Direct Selling Association.
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
We monitor and systematically review alleged independent distributor misbehavior through our internal compliance department. If we determine one of our independent distributors has violated any of our policies and procedures, we may discipline the independent distributor and may terminate the independent distributor’s rights to distribute our products. When necessary, we have brought legal action against independent distributors, or former independent distributors, to enforce our policies and procedures. Short of termination or legal action, we may impose sanctions against independent distributors whose actions are in violation of our policies and procedures. Such sanctions may include warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.
Preferred Customers
Preferred customers are customers who purchase products directly from us at our wholesale price on a monthly auto-ship basis for personal consumption, without the intent to resell or earn commissions from the sale of products. A preferred customer may enroll as an independent distributor at any time if he or she becomes interested in reselling the product. We believe our preferred customers are a great source of word-of-mouth advertising for our products. We also believe our large base of preferred customers validates the benefits of our products, separate from the direct selling business opportunity.
We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months. As of June 30, 2014, we had approximately 128,000 active preferred customers compared to approximately 138,000 active preferred customers as of June 30, 2013.

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
Seasonality
In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. We believe that direct selling in Japan and the United States is also generally negatively impacted during our first fiscal quarter, from July 1 through September 30, when many individuals, including our independent distributors, traditionally take vacations.
Although our product launch process may vary by market, we may introduce new products to our independent distributors and customers through limited-time offers and promotions. The limited-time offers and promotions typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.
Geographic Information
We currently sell and distribute products in the United States, Japan, Hong Kong, Australia, Canada, Philippines and Mexico. In fiscal year 2014, revenue generated in the United States accounted for approximately 64% of our total revenue and revenue generated from Japan accounted for approximately 29% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: Americas and Asia/Pacific. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the years ended June 30,
	2014		2013		2012
Americas	$141,227	66.0%	$133,046	63.9%	$90,122	71.4%
Asia/Pacific	72,741	34.0%	75,132	36.1%	36,061	28.6%
Total	$213,968	100%	$208,178	100%	$126,183	100%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our Consolidated Financial Statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 110 full-time employees as of June 30, 2014. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Canada, Philippines and Mexico to market and sell our products.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
We currently outsource the manufacturing of Protandim® to multiple contract manufacturers and use a single contract manufacturer for each of our Canine Health® and LifeVantage TrueScience® products. Our contract manufacturers of Protandim® have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify alternatives manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
We acquire raw materials for our products from third-party suppliers. Although we generally have good relationships with our suppliers, we believe we could replace any of our current suppliers without great difficulty or significant increase to our cost of goods sold. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors - High quality material for our products may be difficult to obtain or expensive" for a discussion of the risks and uncertainties associated with our sourcing of raw materials.
Product Liability and Other Insurance
We have product liability insurance coverage for our products that we believe is adequate for our needs. We also maintain commercial property and liability coverage and directors’ and officers’ liability insurance.
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
Our intellectual property is covered, in part, by six issued U.S. patents and five issued foreign patents in Australia, Canada, China, Japan and India. A corresponding foreign patent application is pending in Europe. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® formulation. The expected duration of our patent protection via granted patents is through approximately March, 2025.
We also continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for Protandim®, LifeVantage®, and TrueScience® in many countries around the world, and we have pending trademark application in many other countries. We anticipate seeking protection in other countries as we deem appropriate.
In order to protect the confidentiality of our intellectual property, including trade secrets, know-how and other proprietary technical and business information, it is our policy to limit access to such information to those who require access in order to perform their functions and to enter into agreements with employees, consultants and vendors to contractually protect such information.
Competition
Direct Selling Companies
We compete with other direct selling companies, many of which have longer operating histories and greater visibility, name recognition and financial resources than we do. We also compete with newer direct selling companies that attempt to solicit our independent distributors by offering the possibility of a more financially rewarding opportunity by being among the company's early distributor base. We compete for new independent distributors with these companies on the basis of our business opportunity, product offerings, compensation plan, management and our operations. In order to successfully compete in the direct selling industry and attract and retain independent distributors, we must maintain the attractiveness of our business opportunity, product offerings and compensation plan.
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

Nrf2 Activators
In the last few years we have seen the number of products marketed as Nrf2 activators increase, and we are currently aware of at least five such products. We anticipate the number of products that claim to activate Nrf2 will continue to increase as the technology becomes more popular and more broadly accepted. Although we are unaware of any competing direct selling company marketing products as Nrf2 activators, we are aware that at least two competing direct selling companies have sponsored research studies related to Nrf2 activation.
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
Regulatory Environment
The formulation, manufacturing, packaging, labeling, and advertising of our products in the United States are subject to regulation by the Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, as well as comparable state laws.
FDA Regulations and DSHEA
We market Protandim® as a “dietary supplement” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Canine Health®. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.
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
The FDA's Center for Veterinary Medicine, or CVM, is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act, or the Act, that relates to animal supplements, like our Canine Health® product. CVM is primary responsibility in enforcing the Act is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard.
While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our investors, independent distributors, vendors, and consumers. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
The National Advertising Division, or NAD, of the national Better Business Bureau, a non-governmental not-for-profit organization through its Advertising Self-Regulatory Council, or ASRC, is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite claim substantiation standard exists for specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website. We have been the subject of such a proceeding in 2008 and 2009, which was concluded in 2009.
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
The FDA Food Safety Modernization Act
The FDA Food Safety Modernization Act, or FSMA, was enacted in 2011 and is now part of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:

•
gives the FDA explicit authority to inspect and copy certain records related to any food and to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death;

•	places strict obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded; and

•	provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of regulatory schemes. We typically market Protandim® in international markets as foods or health foods under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim®. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® that contains ashwagandha into Japan. As such, we reformulated Protandim® for the Japan market to exclude ashwagandha. This reformulated Protandim® was introduced into Japan in fiscal 2013.
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
Legislation known as the Dietary Supplement Labeling Act was introduced in the United States in 2013. This proposed legislation purports to help consumers distinguish between dietary supplements that are safe and those that have potentially serious side-effects or drug interactions. The Dietary Supplement Labeling Act would require dietary supplement manufacturers to disclose known ingredient risks and display mandatory warnings if a product contains an ingredient that could cause potentially serious adverse events. Although it is not currently known if, or in what form, the Dietary Supplement Labeling Act will be enacted, it could create additional regulatory burdens on our business and increase our cost of goods sold.
Employees
As of June 30, 2014 and June 30, 2013, we had 201 and 238 full time employees respectively. As of June 30, 2014, 157 of our full time employees were based in the United States, 43 were based in Japan and one was based in Hong Kong. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
Available Information
Our principal offices are located at 9785 S. Monroe Street, Suite 300, Sandy, UT 84070. Our telephone number is (801) 432-9000 and our fax number is (801) 880-0699. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this report. Our web site address is included in this annual report as an inactive textual reference only.
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
Risk Factors Relating to Our Company
Because our Japanese operations account for a significant part of our business, an inability to strengthen our business and properly manage distractions among our distributors in Japan could harm our business.
Approximately 29% of our fiscal year 2014 revenue was generated in Japan. We began selling our products into the market in fiscal year 2010 and opened fully supported operations in Japan in fiscal year 2013. Due to our limited experience in Japan, the initiatives we have implemented, or that we may implement in the future, may not be successful in galvanizing and motivating our leading independent distributors and we may be unable to retain existing leading independent distributors in Japan. In recent months, there has been discord among our leading independent distributors in Japan and some of these distributors have left our company to join a competing direct selling company. If we fail to properly manage any discord among our leading independent distributors in Japan we could lose additional leaders to competing direct selling companies, which could have a significant negative impact on our revenue.
In addition, the regulatory framework in Japan has changed since we first started selling into the market. In fiscal year 2013, for example, we announced the release for the Japanese market of a new formulation of Protandim® in response to the determination of the Ministry of Health, Labour and Welfare, or MHLW, that one of the ingredients in Protandim® is inappropriate for inclusion in a food product in Japan. Our business in Japan could be substantially harmed if this formulation of Protandim® faces additional challenges from regulatory agencies in Japan or if it does not gain the acceptance that original formulation has obtained in other markets.
Other factors that could impact our results in Japan include:

•	inappropriate activities by our independent distributors and any resulting regulatory actions against us or our independent distributors;

•	continued or increased levels of regulatory or media scrutiny of our industry and any regulatory actions, or any adoption of more restrictive regulations, in response to such scrutiny;

•	significant weakening of the Japanese yen;

•	increased regulatory constraints with respect to the claims we can make regarding the efficacy of our products, which could limit our ability to effectively market our products;

•	improper practices of other direct selling companies or their independent distributors that increase regulatory or media scrutiny of our industry; and

•	weakness in the economy or consumer confidence.
There is a high level of regulatory scrutiny of the direct selling industry in Japan, and several direct selling companies have been penalized for actions of distributors that violated applicable regulations. Such penalties have included suspension from sponsoring activities in Japan. If our distributors fail to comply with applicable regulations in Japan, regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business significantly.
We may not be successful in expanding our operations.
We may not be successful in expanding our operations. Although we began to sell our products through direct selling network in fiscal year 2009, we still have limited experience in selling our products through direct selling compared to other companies in our industry. As such, we may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, we may need to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us, which may slow our growth by causing a disruption among our independent distributors. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
If we are able to expand our operations, we may be unable to successfully manage our future growth.
Our business has grown significantly since we initiated our direct selling model in fiscal 2009. This growth placed substantial strain on our management, operational, financial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, such expansion could place increased strain on our management, operational, financial and other resources. In addition, an inability to leverage our current resources in an efficient manner could have a material adverse effect on our business, operating margins and results of operations.
We may not succeed in growing existing markets or opening new markets.
We have international operations in Japan, Hong Kong, Canada, Australia, Philippines and Mexico. In fiscal 2014 we generated approximately 36% of our revenues from our international operations, most of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties that have resulted in slower than anticipated growth. We may not succeed in growing our existing international markets, entering new international markets on a timely basis, or achieving profitability in new markets. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products, including Protandim®, before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.

Inability of new products to gain distributor and market acceptance could harm our business.
In fiscal 2014 we introduced three new products to our regimen of LifeVantage TrueScience® anti-aging skin care products and reformulated our traditional LifeVantage TrueScience® anti-aging cream. We believe our ability to introduce new products that gain acceptance among our distributors and customers is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain distributor and market acceptance to the extent we anticipate or project. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial revenue. The introduction of a new product could also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product instead of an existing product. If any of our products fail to gain distributor acceptance, we could see an increase in product returns.
Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.
Although our product launch process may vary by market, we generally introduce new products to our independent distributors and preferred customers through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent distributors and preferred customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
We depend on our information technology, or IT, systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent distributor compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent distributors and other customers. For example, we are in the process of implementing a new back office system to be used by our independent distributors. The implementation of this new back office system is a complicated process that will take multiple years to complete. Our business could be harmed if we are unable to successfully make that change or if our independent distributors do not adapt well to the new system.
Cyber security risks and the failure to maintain the integrity of data belonging to our company, employees, independent distributors and preferred customers could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
We collect and retain large volumes of data relating to our business and from our employees, independent distributors and preferred customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or preferred customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Our credit facility includes debt service obligations and restrictive covenants that could impede our operations and flexibility.
We entered into a Financing Agreement in October 2013 that provides for a credit facility consisting of a term loan facility in an aggregate principal amount of up to $47 million and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million. At the end of the fiscal year ended June 30, 2014, the principal amount owing under the credit facility was approximately $31 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
Our independent distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business. While our distributor policies and procedures are designed to govern distributor conduct, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our independent distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. In the past, we have had independent distributors investigated by government agencies for conduct violating the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent distributor's activities.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.
A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenues are generated in Japan, strengthening of the U.S. dollar versus the Japanese yen has had and could continue to have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
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
If we are unable to maintain our level of internal controls, our shareholders could lose confidence in our financial reporting and our stock price could suffer.
We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We regularly audit our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls. Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.
If we are to expand our product offerings, we may need to raise additional capital.
Although we introduced additional products in fiscal 2014, we primarily depend on Protandim® for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
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
Although we generate revenue through the sale of Canine Health® and our line of LifeVantage TrueScience® skin care products, we primarily rely on the sale of Protandim® for our revenue. We do not have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of Protandim®. For example, our revenue was adversely impacted because sales of Protandim® slowed following our voluntary product recall during fiscal 2013. If we have similar problems in the future, our results could be negatively affected. In addition, we may be unable to sustain or increase the price or sales levels for Protandim®, which could harm our business.

If we are unable to retain our existing independent distributors or attract additional independent distributors, our revenue will not increase and may even decline.
Our independent distributors may terminate their services at any time and we can and have in the past terminated distributors for conduct violative of our policies and procedures. As such, like most direct selling companies, we have experienced and are likely to continue to experience turnover among independent distributors. The departure for any reason of one of our leading independent distributors can be a major disruption to other independent distributors and can have a significant negative impact on our operating results. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors.
Our operating results will be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors. The number and productivity of our independent distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;

•	any changes we might make to our independent distributor compensation plan;

•	any negative public perception of our company or our products or their ingredients;

•	any negative public perception of our independent distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.
High quality material for our products may be difficult to obtain or expensive.
Raw materials account for a significant portion of our manufacturing costs and we rely on third-party suppliers to provide raw materials. Suppliers may be unable or unwilling to provide the raw materials our manufacturers need in the quantities requested, at a price we are willing to pay, or that meet our quality standards. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions and changes in government regulations. Our business could be adversely affected if we are unable to obtain a reliable source of any of the raw materials used in the manufacturing of our products that meets our quality standards. Additionally, if demand for our products exceeds our forecasts, we may have difficulties in obtaining additional raw materials in time to meet the excess demand. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands.
Although our independent distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.
Our independent distributors are not employees and act independent of us. However, activities by our independent distributors that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Our independent distributors agree to abide by our strict policies and procedures designed to ensure our independent distributors will comply with legal requirements. We have a compliance department that addresses violations of our independent distributors when they become known to us. However, given the size of our independent distributor network, we experience problems with independent distributors violating our policies and procedures from time to time and are not always able to discover or remedy such violations.
One of our most significant areas of risk with respect to independent distributor activities relates to improper product claims and claims regarding the business opportunity of being an independent distributor. Any determination by the Federal Trade Commission, any state agency or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers or lead to consumer lawsuits against us. As we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.
We are dependent upon third parties to manufacture our product.
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. We currently have multiple third party contractors who manufacture Protandim®, however we currently only have one third party contractor who manufacturers each of Canine Health® and our line of LifeVantage TrueScience® skin care products. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Disruptions to transportation channels used to distribute our products may adversely affect our margins and profitability.
We generally rely on the uninterrupted and efficient operation of third party logistics companies to transport and deliver our products. These third party logistics companies may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions to the transportation channels experienced by our third party logistics companies may result in increased costs, including the additional use of airfreight to meet demand.
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
Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that negatively impact our business.
Various government agencies throughout the world regulate direct selling practices. The laws and regulations applicable to us and our independent distributors in Japan are particularly stringent. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on the sale of product to end consumers. The laws and regulations in some of our markets impose cancellations, product returns, inventory buy-backs and cooling-off rights for our independent distributors and customers. Excessive refunds and/or product returns pursuant to local laws and regulations could have a negative impact on our operating results.

Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets if we are unable to comply with these laws or adjust to changes in these laws.
Unfavorable publicity could materially harm our business.
We are highly dependent upon consumers' perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press and other means to publish criticism of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company's stock price decreases. One such company has been targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company's direct selling model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
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
Some of the legal and regulatory requirements concerning the direct selling business model are ambiguous and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Recent allegations by short sellers regarding the legality of multi-level marketing companies generally have also created intense public scrutiny of our industry and could cause governmental agencies to change their enforcement and interpretation of applicable laws and regulations. The failure of our business to comply with current or newly adopted regulations or interpretations could negatively impact our business in a particular market or in general and may adversely affect our share price.
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
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use).
The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional value that we make to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Determining whether a claim is improper frequently involves a degree of subjectivity. Any of these determinations by the FDA could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. In recent years, there has been increased pressure in the United States and other markets to increase regulation of dietary supplements. New regulations could impose additional restrictions, including requiring reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.
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
LifeVantage TrueScience®, our line of anti-aging skin care products, is subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as a drug. A determination that our skin care products impact the structure or function of the human body, including due to improper marketing claims by our independent distributors may lead to a determination that the LifeVantage TrueScience® skin care products require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our skin care products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our skin care products or impose additional burdens or requirements on the contents of our personal care product or require us to reformulate our product.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our federal corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where our tax rate in fiscal 2014 was approximately 38%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer. In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by foreign taxing authorities of other jurisdictions in which we conduct business throughout the world.
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
The loss of or inability to attract key personnel could negatively impact our business.
Our future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. Specifically, competition for executive and senior staff in the dietary supplement market is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel. Additionally, former members of our executive and senior management team could join or form companies that compete against us in the direct selling industry.
All of our employees are “at will” employees, which means any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management or our employees.
We may be held responsible for certain taxes or assessments relating to the activities of our independent distributors, which could harm our financial condition and operating results.
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
Our flagship product, Protandim®, competes in the dietary supplements market, which is large, highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities than we do. We believe some of these competitors with greater resources are currently working on developing and releasing products that will compete directly with Protandim® and be marketed as Nrf2 activators. One or more of these products could significantly reduce the demand for Protandim® and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
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
As part of our business strategy, we intend to continue to expand our international presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

•	political and economic instability of foreign markets;

•	foreign governments’ restrictive trade policies;

•	lack of well-established or reliable legal systems in certain areas in which we operate;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the imposition of, or increase in, duties, taxes, government royalties, or non-tariff trade barriers;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	the possibility that a foreign government may limit our ability to repatriate cash;

•	increased costs in maintaining international marketing efforts;

•	problems entering international markets with different cultural bases and consumer preferences; and

•	fluctuations in foreign currency exchange rates.
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
We would issue up to 9.4 million shares if the holders of our outstanding warrants and options exercise their securities for shares of common stock, which would materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2014, we had 102.2 million shares of common stock outstanding. As of June 30, 2014, we also had outstanding warrants that are exercisable for an aggregate of 4.2 million shares of common stock and stock options outstanding for an aggregate of 5.1 million shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date. Although during fiscal 2014 we paid an aggregate of $46.2 million to repurchase 19.6 million shares of our common stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the Financing Agreement we entered into in October 2013 contains a customary covenant that restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
We do not have any unresolved comments issued by the SEC staff.
ITEM 2 — PROPERTIES
Corporate Offices
During fiscal year 2014 we moved into our corporate headquarters located at 9785 South Monroe Street, Suite 300, Sandy, Utah 84070. The lease for our corporate headquarters is for a term of ten years, with an option for us to terminate the lease in our discretion after seven years. The lease includes approximately 44,353 square feet with options to occupy additional space in the future if needed.
In April 2014 we amended the lease for our previous corporate headquarters located at 9815 South Monroe Street in Sandy, Utah to include only a small portion of that location of approximately 8,742 square feet. The lease for the 9815 South Monroe Street property expires in June 2017.
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The term of the lease is for five years commencing on August 1, 2012.
Warehouse Facilities
Since fiscal year 2010, IntegraCore, LLC has provided fulfillment services to us, including services relating to procurement, warehousing, ordering, processing and shipping. In June 2014, we entered into an agreement under which IntegraCore, LLC agreed to continue to provide fulfillment services to us. We have also entered into arrangements to receive similar services in some of our international markets.
ITEM 3 — LEGAL PROCEEDINGS
On April 9, 2013, we were sued in the Third Judicial District Court for Salt Lake County, State of Utah. The plaintiff in the lawsuit is Ronald Jones, an independent distributor with our company. The lawsuit alleges that we entered into an agreement with Mr. Jones related to his distributor activities in Hong Kong and that we subsequently breached that agreement. It also alleges that we misappropriated trade secrets that purportedly belong to Mr. Jones. The lawsuit seeks over $20 million in damages. We believe the allegations made by Mr. Jones are completely without merit and we intend to vigorously defend the lawsuit.
On November 20, 2013, we filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of our company. In the complaint, we allege defendants breached a contract and misappropriated our trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to our complaint. Defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20 million. We believe the counterclaims alleged by the defendants are completely without merit and we intend to vigorously defend against them.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
Our common stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol "LFVN" in September 2012. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN.”
The table below sets forth, for the fiscal quarters indicated, the reported high and low prices of our common stock, as quoted on NASDAQ or the OTC Bulletin Board, as applicable. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	Fiscal year
	2014		2013
	High	Low	High	Low
First Quarter	$2.68	$2.13	$3.85	$2.46
Second Quarter	$2.62	$1.37	$3.42	$1.60
Third Quarter	$1.67	$1.10	$3.07	$2.15
Fourth Quarter	$1.51	$1.22	$2.50	$2.04
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2014, we had 304 shareholders of record and 102.2 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly traded peer companies (the "Peer Group") for the period from June 30, 2009 through June 30, 2014. The data shown assumes an investment on June 30, 2009 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc., Nu Skin Enterprises, Inc., Mannatech, Incorporated, Herbalife LTD., Reliv International, Inc., Avon Products, Inc., USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2009	$100.00	$100.00	$100.00
June 30, 2010	$76.12	$115.98	$119.87
June 30, 2011	$223.88	$153.93	$170.41
June 30, 2012	$422.39	$164.70	$133.24
June 30, 2013	$346.27	$193.69	$167.04
June 30, 2014	$214.93	$254.06	$172.87
Dividends
We have not declared any dividends on any class of our equity securities since incorporation and we do not currently anticipate declaring any dividends in the foreseeable future. Additionally, the Financing Agreement we entered into in October 2013 contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
During the three months ended June 30, 2014, we issued 0.1 million unregistered shares of our common stock upon the exercise of various warrants. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2014 to April 30, 2014	372	$1.35	372	$2,498
May 1, 2014 to May 31, 2014	1,471	$1.41	1,471	$424
June 1, 2014 to June 30, 2014	307	$1.40	307	$—
Total	2,150	$1.38	2,150

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On March 11, 2014, we announced a share repurchase program authorizing us to repurchase up to $3 million in shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. As of June 30, 2014 we had purchased the full $3 million in shares under this repurchase program.

During the three months ended June 30, 2014, we withheld 0.1 million shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
On June 3, 2014, we announced a share repurchase program authorizing us to repurchase up to $4 million in shares of our common stock. As part of that repurchase program, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. As of June 30, 2014, we had not made any purchases of our common stock pursuant to this repurchase program.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for each of the years ended June 30, 2014, 2013 and 2012, and the consolidated balance sheet data as of June 30, 2014, and 2013, have been derived from our consolidated financial statements audited by EKS&H LLLP, an independent registered public accounting firm, included elsewhere in this Annual

Report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2012, 2011 and 2010 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2014	2013	2012	2011	2010
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$213,968	$208,178	$126,183	$38,919	$11,478
Cost of sales	33,194	31,845	18,052	5,917	1,906
Product recall costs	—	4,798	—	—	—
Gross profit	180,774	171,535	108,131	33,002	9,572
Operating expenses:
Commission and incentives	104,525	101,737	57,955	17,132	4,635
Selling, general and administrative	56,801	57,730	28,719	12,168	12,259
Total operating expenses	161,326	159,467	86,674	29,300	16,894
Operating income (loss)	19,448	12,068	21,457	3,702	(7,322)
Other expense, net:
Interest expense	(3,177)	(3)	(8)	(5,993)	(6,849)
Other income (expense), net	384	(912)	(36)	45	21
Change in fair value of derivative liabilities	—	—	(6,741)	(48,454)	3,102
Total other expense, net	(2,793)	(915)	(6,785)	(54,402)	(3,726)
Net income (loss) before income taxes	16,655	11,153	14,672	(50,700)	(11,048)
Income tax expense	(5,272)	(3,545)	(2,203)	(92)	—
Net income (loss)	$11,383	$7,608	$12,469	$(50,792)	$(11,048)
Net income (loss) per share:
Basic	$0.11	$0.07	$0.12	$(0.69)	$(0.19)
Diluted	$0.10	$0.06	$0.11	$(0.69)	$(0.19)
Weighed average shares outstanding:
Basic	105,791	112,276	102,696	73,173	57,373
Diluted	111,599	122,888	118,331	73,173	57,373

	As of June 30,
	2014	2013	2012	2011	2010
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,387	$26,299	$24,648	$6,721	$1,978
Working capital	17,271	25,375	22,800	(3,105)	(2,104)
Total assets	53,999	55,484	44,528	12,499	6,227
Current liabilities	22,702	20,566	16,028	13,380	5,131
Derivative liabilities	—	—	—	19,905	17,123
Long-term debt, net of unamortized discount	25,073	—	—	—	—
Total liabilities	50,009	21,539	16,245	33,307	22,402
Total stockholders equity (deficit)	3,990	33,945	28,283	(20,808)	(16,175)

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines and Mexico primarily through a network of independent distributors, and to our preferred customers.
We also engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including, Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products launched in fiscal 2014, and Canine Health®, our companion pet supplement formulated to fight oxidative stress in dogs.
Our revenue depends on the number and productivity of our independent distributors and the number of our preferred customers. When we are successful in attracting and maintaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including our patented dietary supplement, Protandim®, and our new line of skin care products, LifeVantage TrueScience®;
•Our compensation plan and other sales initiatives; and
•Our goal to deliver superior customer service.
As a result, it is vital to our continued growth that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We introduced our line of skin care products containing proprietary Nrf2 technology in April 2014 under our LifeVantage TrueScience® brand. We also have other products in development, including nutritional supplements and performance products. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue growth and our ability to attract new independent distributors and preferred customers.
We have began selling our products in and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong and the Philippines, on a limited basis. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
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
We expanded our product offering significantly in April 2014 by introducing a full line of anti-aging skin care products under our LifeVantage TrueScience® brand. The line of skin care products includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and an enhanced version of our TrueScience® Anti-Aging Cream.
We sell Protandim®, Canine Health® and our line of LifeVantage TrueScience® skin care products primarily through a direct selling model to independent distributors and to our preferred customers.

Customers
Because we utilize a direct selling model for the distribution of our products, the success and growth of our business is primarily based on the effectiveness of our independent distributors in selling our products and on our ability to attract new and retain existing independent distributors. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and preferred customers purchasing our products. The number of active independent distributors and preferred customers is, therefore, used by management as a key non-financial measure.
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

	Active Independent Distributors By Region
	As of June 30, 2014		As of June 30, 2013		Change from Prior Year	Percent Change
Americas	44,000	64.7%	43,000	64.2%	1,000	2.3%
Asia/Pacific	24,000	35.3%	24,000	35.8%	—	—%
	68,000	100.0%	67,000	100.0%	1,000	1.5%

	Active Preferred Customers By Region
	As of June 30, 2014		As of June 30, 2013		Change from Prior Year	Percent Change
Americas	107,000	83.6%	115,000	83.3%	(8,000)	(7.0)%
Asia/Pacific	21,000	16.4%	23,000	16.7%	(2,000)	(8.7)%
	128,000	100.0%	138,000	100.0%	(10,000)	(7.2)%
Income Statement Presentation
We report revenue in two geographic regions and we translate revenue from each market's local currency into U.S. dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenues, and shipping and handling fees net of applicable sales discounts. Revenue is recognized upon the passage of title and risk of loss to customers. Also reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the periods indicated. The following table should be reviewed in connection with the tables presented under "Results of Operations" (in thousands):

	For the years ended June 30,
	2014		2013		2012
Americas	$141,227	66.0%	$133,046	63.9%	$90,122	71.4%
Asia/Pacific	72,741	34.0%	75,132	36.1%	36,061	28.6%
Total	$213,968	100%	$208,178	100%	$126,183	100%
Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, costs of adjustments to inventory carrying value, and costs of sales materials which we sell to our sales force, as well as freight, duties and taxes that are associated with the import and export of our products. As our international sales increase, as a percentage of total revenue, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.
Commission and incentive expenses are our most significant expenses and are classified as operating expenses. Commission and incentive expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commission and incentive expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their preferred customers as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials, which are sold to our independent distributors. Commission and incentive expenses, as a percentage of revenue, may increase in connection with limited-time offers due to growth in the number of independent distributors qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commission and incentive expenses.
Selling, general and administrative expenses include wages and benefits, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs, and other operating expenses. Wages and benefits represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of distributor conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. Marketing and event costs also include expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake.
Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. Consequently, our net sales and earnings are affected by changes in currency exchange rates. In general, sales and gross profit are affected positively by a weakening U.S. dollar and negatively by a strengthening U.S. dollar. Currency fluctuations, however, have the opposite effect on our commissions paid to independent distributors and selling, and general and administrative expenses. In our revenue discussions that follow, we approximate the impact of currency fluctuations on revenue by translating current year revenue at the average exchange rates in effect during the comparable prior year periods.
Results of Operations
For the fiscal years ended June 30, 2014, 2013, and 2012, we generated net revenues of $214.0 million, $208.2 million and $126.2 million, respectively, recognized operating profit of $19.4 million, $12.1 million and $21.5 million, respectively, and recognized net income of $11.4 million, $7.6 million and $12.5 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue:

	For the years ended,
	June 30, 2014	June 30, 2013	June 30, 2012
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	15.5	15.3	14.3
Product recall costs	—	2.3	—
Gross profit	84.5	82.4	85.7
Operating expenses:
Commission and incentives	48.9	48.9	45.9
Selling, general and administrative	26.5	27.7	22.8
Total operating expenses	75.4	76.6	68.7
Operating income	9.1	5.8	17.0
Other expense, net:
Interest expense	(1.5)	—	—
Other income (expense), net	0.2	(0.4)	—
Change in fair value of derivative liabilities	—	—	(5.4)
Total other expense, net	(1.3)	(0.4)	(5.4)
Net income before income taxes	7.8	5.4	11.6
Income tax expense	(2.5)	(1.7)	(1.7)
Net income	5.3%	3.7%	9.9%
Comparison of Fiscal Years Ended June 30, 2014 and 2013
Revenue, net. We generated net revenue of $214.0 million and $208.2 million during the years ended June 30, 2014 and 2013, respectively. This included an increase in net revenue in the Americas region and a slight decline in net revenue in the Asia/Pacific region. Foreign currency fluctuations negatively impacted our net revenue $10.4 million or 5.0%, which is related primarily to our Asia/Pacific region. The increase in sales of $5.8 million in fiscal 2014 was primarily due to an increase of 2.3% in active independent distributors in the Americas as well as the successful introduction of a full line of anti-aging skin care products under our LifeVantage TrueScience® brand in fiscal 2014.

Americas. The following table sets forth revenue for the years ended June 30, 2014 and 2013 for the Americas region (in thousands):

	For the years ended June 30,
	2014	2013	% change
United States	$136,758	$131,508	4.0%
Other	4,469	1,538	190.6%
Americas Total	$141,227	$133,046	6.1%
Revenue in the Americas region for the year ended June 30, 2014 increased $8.2 million or 6.1% . The increase in revenue during the year ended June 30, 2014 is due to an increased number of active independent distributors and higher volume of product sales in the region as compared to the prior year same period, including additional product purchases associated with the launch of our full line of anti-aging skin care products under our LifeVantage TrueScience® brand.
Asia/Pacific. The following table sets forth revenue for the years ended June 30, 2014 and 2013 for the Asia/Pacific region and its principal markets (in thousands):

	For the years ended June 30,
	2014	2013	% change
Japan	$61,872	$69,491	(11.0)%
Hong Kong	7,347	2,478	196.5%
Other	3,522	3,163	11.3%
Asia/Pacific Total	$72,741	$75,132	(3.2)%
Revenue in the region for the year June 30, 2014 was negatively impacted approximately $10.1 million or 13.5%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan increased 3.2% in 2014 compared to 2013. During the year ended June 30, 2014 the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by $9.7 million or 14.0%. The negative impact of foreign currency rate fluctuations was partially offset by an increase in volume of product sales in Japan and Hong Kong. Effective April 1, 2014 we implemented a price increase in our Japan market of 20% to offset the yen devaluation.
All of our sales and marketing efforts were directed toward building our network marketing sales. We expect revenues to increase moderately as we continue to focus on strengthening our sales and marketing efforts, product innovation, and expanding our geographic reach.
Gross Margin. Cost of sales were $33.2 million for the year ended June 30, 2014, and $36.6 million for the year ended June 30, 2013, resulting in a gross margin of $180.8 million, or 84%, and $171.5 million, or 82%, respectively. The increase in gross margin was primarily caused by our voluntary recall which occurred in the prior fiscal year, December 2012. We expect the gross margin percentage to be in the 84-85% range for the foreseeable future based on our expected inventory and manufacturing costs. Economic conditions and changes in the supply of raw materials, new products with differing raw material cost basis, and additional manufacturing process costs could negatively impact our gross margins in the future.
Operating Expenses. Total operating expenses for the year ended June 30, 2014 were $161.3 million as compared to operating expenses of $159.5 million for the year ended June 30, 2013. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses. The increase of $1.9 million in operating expenses is due to an increase in commissions and incentives expenses on our increased sales and partially offset by a reduction in selling, general and administrative expenses.
Primary factors that may cause our operating expenses to fluctuate in the future include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall operating results. A fluctuation in our stock price may also impact our share-based compensation expense that is related to liability classified awards.
Commissions and Incentives. Commission and incentives expenses for the year ended June 30, 2014 were $104.5 million or 48.9% of revenue compared to $101.7 million or 48.9% of revenue for the fiscal year ended June 30, 2013. The increase in expense of $2.8 million in fiscal year 2014 was due primarily to commissions incurred on increased sales. We expect commissions and incentive expenses to continue to increase as sales increase, but to remain relatively stable as a percentage of net sales.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2014 were $56.8 million compared to $57.7 million for the fiscal year ended June 30, 2013. The decrease of $0.9 million was primarily due to a decrease in research and development costs that resulted from a reduction in salaries and benefits related to the retirement of Dr. McCord and partially offset by increased spending on product innovation and an increase in salaries and wages as a result of hiring additional key employees.
We expect selling, general and administrative expenses, as a percent of revenue, to increase as a result of our strategic initiatives around strengthening our sales and marketing efforts, product innovations, and expanding our geographic reach.
Other Expense, Net. We recognized net other expense for the year ended June 30, 2014 of $2.8 million as compared to $0.9 million for the year ended June 30, 2013. Net other expense for the year ended June 30, 2014 consisted primarily of interest expense of $3.2 million offset by income related to a business development incentive and impacts of changes in foreign currency exchange rates. As of June 30, 2014, we had no derivative liability instruments outstanding and do not expect to recognize expense or income relating to derivative liability in future periods.
The following table sets forth interest expense for the years ended June 30, 2014 and 2013 (in thousands):

	For the years ended June 30,
	2014	2013
Contractual interest expense:
2013 Term Loan	$2,732	$—
Amortization of deferred financing fees:
2013 Term Loan	158	—
Amortization of debt discount:
2013 Term Loan	123	—
Other	164	3
Total interest expense	$3,177	$3
Income Tax Expense. Our income tax expense for the year ended June 30, 2014 was $5.3 million as compared to income tax expense of $3.5 million for the year ended June 30, 2013. Our provision for income taxes for the year ended June 30, 2014 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2014 income which was partially offset by tax benefits related to research and development credits and a deduction for domestic production activities. We expect our income tax expense and effective tax rate to increase as our taxable income increases and our effective rate approaches normal statutory rates in future periods.
Net Income. As a result of the foregoing factors, net income increased to $11.4 million compared to $7.6 million in 2013.
Comparison of Fiscal Years Ended June 30, 2013 and 2012
Revenue. We generated net revenue of $208.2 million and $126.2 million during the years ended June 30, 2013 and 2012, respectively. The increase in sales of $82.0 million was primarily due to significant growth in the number of independent distributors and preferred customers and included an increase in sales in the Americas of $42.9 million and sales in Asia/Pacific of $39.1 million, primarily from the sale of our Protandim® and LifeVantage TrueScience® products.
Americas. The following table sets forth revenue for the years ended June 30, 2013 and 2012 for the Americas region (in thousands):

	For the years ended June 30,
	2013	2012	% change
United States	$131,508	$89,230	47.4%
Other	1,538	892	72.4%
Americas Total	$133,046	$90,122	47.6%

Net revenue in the Americas region for the year ended June 30, 2013 increased $42.9 million or 47.6% . The increase in revenue during the year ended June 30, 2013 is due to higher volume of product sales in the United States and Canada as compared to the prior year.
Asia/Pacific. The following table sets forth revenue for the years ended June 30, 2013 and 2012 for the Asia/Pacific region and its principal markets (in thousands):

	For the years ended June 30,
	2013	2012	% change
Japan	$69,491	$35,449	96.0%
Hong Kong	2,478	—	100.0%
Other	3,163	612	416.8%
Asia/Pacific Total	$75,132	$36,061	108.3%
Net revenue in the Asia/Pacific region for the year ended June 30, 2013 increased $39.1 million or 108.3% . The increase in revenue during the year ended June 30, 2013 is due to higher volume of product sales in Japan and Hong Kong as compared to the prior year.
Gross Margin. Cost of sales were $36.6 million for the year ended June 30, 2013, and $18.1 million for the year ended June 30, 2012, resulting in a gross margin of $171.5 million, or 82%, and $108.1 million, or 86%, respectively. The decrease in gross margin was caused by our voluntary recall which occurred in December 2012.
Operating Expenses. Total operating expenses for the year ended June 30, 2013 were $159.5 million as compared to operating expenses of $86.7 million for the year ended June 30, 2012. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses. The majority of the increase of $72.8 million in operating expenses was due to commission and incentive expenses on our increased sales and emphasis on increased infrastructure expenses and headcount to support our growth.
Commission and Incentives. Commission and incentives expenses for the year ended June 30, 2013 were $101.7 million compared to $58.0 million for the fiscal year ended June 30, 2012 representing an increase of $43.8 million in fiscal year 2013. This increase was due primarily to commissions incurred on increased sales as well as increased event and promotion costs.
Selling, General and Administrative. Our selling, general and administrative expenses for the year ended June 30, 2013 were $57.7 million compared to $28.7 million for the fiscal year ended June 30, 2012. The increase of $29.0 million was a direct result of infrastructure investment primarily due to increases in research and development expenses, depreciation and amortization costs, headcount-related costs as well as increased professional fees, lease, stock compensation expenses, insurance and travel.
Research and development expenses increased $1.6 million compared to 2012. The increase was primarily related to increases in headcount related costs. Depreciation and amortization expense increased $1.1 million compared to 2012. The increase related to depreciation associated with fixed asset purchases during the year ended June 30, 2013.
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
Income Tax Expense. Our income tax expense for the year ended June 30, 2013 was $3.5 million as compared to income tax expense of $2.2 million for the year ended June 30, 2012. The increase in tax expense is primarily due to the release of our valuation allowance against deferred tax assets in the second quarter of the year ended June 30, 2012.
Net Income. As a result of the foregoing factors, net income decreased to $7.6 million compared to $12.5 million in 2012.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, and to service our debt.

We have generally relied on cash flow from operations to fund operating activities, and we have at times, incurred long-term debt in order to fund strategic transactions and stock repurchases.
At June 30, 2014, our cash and cash equivalents were $20.4 million. This represented a decrease of $5.9 million from the $26.3 million in cash and cash equivalents as of June 30, 2013. During the fiscal year ended June 30, 2014, our net cash provided by operating activities was $12.1 million as compared to net cash provided by operating activities of $10.7 million during the fiscal year ended June 30, 2013. The increase in cash provided by operating activities during the fiscal year ended June 30, 2014 is primarily due to an increase in net operating income for the fiscal year ended June 30, 2014.
During the fiscal year ended June 30, 2014, our net cash used in investing activities was $2.2 million, primarily due to capital expenditures. During the fiscal year ended June 30, 2013, our net cash used in investing activities was $5.1 million, primarily due to purchases of fixed assets to support our growth.
Cash used in financing activities during the fiscal year ended June 30, 2014 was $15.8 million, compared to $4.0 million during the fiscal year ended June 30, 2013. Cash used in financing activities during the fiscal year ended June 30, 2014 included increases in cash related to proceeds from the 2013 Term Loan and exercises of stock options and warrants, which were offset by $46.2 million of repurchases of shares of our common stock and $16.2 million in principal payments on the Term Loan entered into in October 2013. Cash used in financing activities during the fiscal year ended June 30, 2013 was primarily due to the repurchases of shares of our common stock partially offset by proceeds from exercises of options and warrants.
At June 30, 2014 and 2013, the total amount of our foreign subsidiary cash was $2.8 million and $4.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of June 30, 2014, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At June 30, 2014, we had working capital (current assets minus current liabilities) of $17.3 million compared to working capital of $25.4 million at June 30, 2013. The decrease in working capital was due primarily to decreases in cash, income tax receivable, and inventory as well as an increase in short term debt. These decreases to certain current assets were partially offset by a decrease in accounts payable and an increase in prepaid expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature, and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets. However, we may be unable to raise additional capital on the terms would be advantageous to shareholders, or at all. Additionally, we would consider realigning our strategic plans including a reduction in expenses and capital spending.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan will be available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of June 30, 2014 we had not borrowed any amounts under the Delayed Draw Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. At June 30, 2014 we were in compliance with the applicable non-financial and restrictive covenants under the Term Loan. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.

The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) amount greater than $14.9 million for the three consecutive fiscal quarters ending June 30, 2014. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending June 30, 2016 and each period of four consecutive fiscal quarters ending each September 30, December 31, March 31, and June 30, thereafter.

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 2.08 to 1.00 for the quarter ended June 30, 2014. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.20 to 1.00 for the three consecutive fiscal quarters ending June 30, 2014. Our fixed charge requirement remains level through the quarter ended December 31, 2014, after which it increases to 1.25 to 1.00 thereafter; and

•	Have no less than $10 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
At June 30, 2014, we were in compliance with the applicable financial covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial covenants during the ensuing year. During the year ended June 30, 2014, we made voluntary principal payments against outstanding indebtedness of $13.8 million under the Term Loan.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$30,825	$4,700	$14,100	$12,025	$—
Interest on long-term debt obligations	8,306	2,619	5,361	326	—
Operating lease obligations	15,886	2,320	5,925	3,870	3,771
Total	$55,017	$9,639	$25,386	$16,222	$3,771
Off-Balance Sheet Arrangements
At June 30, 2014 and 2013, we had no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our financial statements. Certain of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with our board of directors, and the audit committee has reviewed the disclosures noted below.

Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2014, our shipments of products sold totaling approximately $17.7 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.6 million at June 30, 2014, compared with $0.6 million at June 30, 2013. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
We have recorded $0.8 million of obsolescence costs for the year ended June 30, 2014. As of June 30, 2013 we had recorded $3.9 million of inventory write-downs primarily related to our voluntary recall in December 2012.
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
Research and Development Costs
We expense as incurred all our costs related to research and development activities.
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We conduct business in several countries and intend to continue to grow our international operations. Net revenue, operating, and net income are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U. S. laws and regulations relating to international trade and investment.
Foreign Currency Risk
During the year ended June 30, 2014, approximately 36% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2014, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.3% decrease of our 2014 fiscal year revenue, in the amount of $7.0 million.
Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2014				Year ended June 30, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	98.93	100.41	102.83	102.15	78.70	81.04	92.25	98.77
Australia	1.09	1.08	1.12	1.07	0.96	0.96	0.96	1.01
Hong Kong	7.76	7.75	7.76	7.75	7.75	7.75	7.76	7.76
Mexico	12.91	13.02	13.24	13.00	13.17	12.95	12.65	12.47
Canada	1.04	1.05	1.10	1.09	0.99	0.99	1.01	1.02
Interest Rate Risks
As of June 30, 2014, we had $30.8 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of June 30, 2014, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.3 million. This change in market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the Tender Offer.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. Such evaluation was based on the framework set forth in the report entitled Internal Control — Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2014.
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
ITEM 9B — OTHER INFORMATION
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2014 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Douglas C. Robinson
Douglas C. Robinson
Its:	President and Chief Executive Officer
Date:	September 10, 2014
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

Signature	Date	Title

/s/ Douglas C. Robinson	September 10, 2014	President and Chief Executive Officer; Director (Principal Executive Officer)
Douglas C. Robinson

/s/ David S. Colbert	September 10, 2014	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David S. Colbert

/s/ Garry Mauro	September 10, 2014	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	September 10, 2014	Director
Michael A. Beindorff

/s/ Dave Manovich	September 10, 2014	Director
Dave Manovich

/s/ George E. Metzger	September 10, 2014	Director
George E. Metzger

/s/ Richard Okumoto	September 10, 2014	Director
Richard Okumoto

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Amended and Restated Articles of Incorporation	Exhibit to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

3.2(a)	Amended and Restated Bylaws	Exhibit to Form 10-K for the fiscal year ended June 30, 2011, filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to Form 8-K filed on May 31, 2012.

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3#	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement filed on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended on January 10, 2012	Exhibit to Form 8-K filed on January 17, 2012.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.11#	LifeVantage Corporation FY 2014 Annual Incentive Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.12#	LifeVantage Corporation FY 2014 Sales Incentive Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.13#	LifeVantage Corporation FY2015 Annual Incentive Plan	Filed herewith.

10.14#	LifeVantage Corporation FY2015 Sales Incentive Plan	Filed herewith.

10.15#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.16#	Form of Performance Unit Agreement	Exhibit to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.17#	Separation Agreement and General Release effective as of June 18, 2013 between LifeVantage Corporation and Dr. Joe McCord	Exhibit to Form 8-K filed on June 25, 2013.

10.18#	Amended and Restated Employment Agreement between LifeVantage Corporation and Douglas C. Robinson dated effective March 24, 2014	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.19#	Employment Agreement between David Colbert and Lifevantage Corporation effective August 1, 2012	Exhibit to Form 8-K filed on August 6, 2012.

10.20#	Employment Agreement by and between Robert Urban and Lifevantage Corporation effective as of May 29, 2012	Exhibit to Form 8-K filed on May 31, 2012.

10.21#	Employment Agreement by and between Rob Cutler and LifeVantage Corporation effective March 21, 2012	Exhibit to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.22#	Key Executive Benefit Package by and between Kirby Zenger and LifeVantage Corporation effective as of October 2, 2012	Exhibit to Form 8-K filed on October 3, 2012.

10.23	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.24	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.25	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.26**	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.27**	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.28**	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.29***	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Filed herewith.

10.30***	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Filed herewith.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

24.1	Power of Attorney	Signature page to this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
101*
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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
***
The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeVantage Corporation and subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeVantage Corporation and subsidiaries internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 10, 2014 expressed an unqualified opinion.

EKS&H LLLP
Denver, Colorado
September 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited LifeVantage Corporation and subsidiaries' (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LifeVantage Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company, and our report dated September 10, 2014, expressed an unqualified opinion on those financial statements.

EKS&H LLLP
Denver, Colorado
September 10, 2014

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$20,387	$26,299
Accounts receivable	1,317	1,789
Income tax receivable	4,681	2,150
Inventory	8,826	10,524
Current deferred income tax asset	158	2,885
Prepaid expenses and deposits	4,604	2,294
Total current assets	39,973	45,941

Property and equipment, net	6,941	5,692
Intangible assets, net	2,014	1,747
Deferred debt offering costs, net	1,353	—
Long-term deferred income tax asset	1,285	730
Other long-term assets	2,433	1,374
TOTAL ASSETS	$53,999	$55,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,854	$5,171
Commissions payable	7,594	7,564
Other accrued expenses	7,554	7,831
Current portion of long-term debt	4,700	—
Total current liabilities	22,702	20,566

Long-term debt
Principal amount	26,125	—
Less: unamortized discount	(1,052)	—
Long-term debt, net of unamortized discount	25,073	—
Other long-term liabilities	2,234	973
Total liabilities	50,009	21,539
Commitments and contingencies- Note 11
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 102,173 and 117,088 issued and outstanding as of June 30, 2014 and 2013, respectively	102	121
Additional paid-in capital	115,244	110,413
Accumulated deficit	(111,240)	(76,476)
Accumulated other comprehensive loss	(116)	(113)
Total stockholders’ equity	3,990	33,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,999	$55,484
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2014	2013	2012
(In thousands, except per share data)
Revenue, net	$213,968	$208,178	$126,183
Cost of sales	33,194	31,845	18,052
Product recall costs	—	4,798	—
Gross profit	180,774	171,535	108,131
Operating expenses:
Commission and incentives	104,525	101,737	57,955
Selling, general and administrative	56,801	57,730	28,719
Total operating expenses	161,326	159,467	86,674
Operating income	19,448	12,068	21,457
Other expense, net
Interest expense	(3,177)	(3)	(8)
Other income (expense), net	384	(912)	(36)
Change in fair value of derivative liabilities	—	—	(6,741)
Total other expense, net	(2,793)	(915)	(6,785)
Net income before income taxes	16,655	11,153	14,672
Income tax expense	(5,272)	(3,545)	(2,203)
Net income	$11,383	$7,608	$12,469
Net income per share:
Basic	$0.11	$0.07	$0.12
Diluted	$0.10	$0.06	$0.11
Weighted-average shares outstanding:
Basic	105,791	112,276	102,696
Diluted	111,599	122,888	118,331
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3)	(92)	38
Other comprehensive income (loss), net of tax:	(3)	(92)	38
Comprehensive income	$11,380	$7,516	$12,507
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended June 30, 2014, 2013, and 2012

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2011	98,794	$99	$67,606	$(88,454)	$(59)	$(20,808)
Stock-based compensation	—	—	1,323	—	—	1,323
Exercise of options and warrants	11,909	12	19,747	—	—	19,759
Issuance of shares related to restricted stock	149	—	—	—	—	—
Repurchase of company stock	(678)	—	—	(976)	—	(976)
Reclassification of liability warrants	—	—	16,478	—	—	16,478
Currency translation adjustment	—	—	—	—	38	38
Net income	—	—	—	12,469	—	12,469
Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Stock-based compensation	—	—	2,169	—	—	2,169
Exercise of options and warrants	7,270	7	3,093	—	—	3,100
Issuance of shares related to restricted stock	2,616	3	(3)	—	—	—
Repurchase of company stock	(2,972)	—	—	(7,123)	—	(7,123)
Currency translation adjustment	—	—	—	—	(92)	(92)
Net income	—	—	—	7,608	—	7,608
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	2,606	—	—	2,606
Exercise of options and warrants	5,185	5	2,225	—	—	2,230
Issuance of shares related to restricted stock	225	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(686)	—	—	—	—	—
Repurchase of company stock	(19,639)	(24)	—	(46,147)	—	(46,171)
Currency translation adjustment	—	—	—	—	(3)	(3)
Net income	—	—	—	11,383	—	11,383
Balances, June 30, 2014	102,173	$102	$115,244	$(111,240)	$(116)	$3,990
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2014	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$11,383	$7,608	$12,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,118	1,659	521
Loss on disposal of equipment	—	—	37
Stock-based compensation	2,953	2,169	1,323
Amortization of deferred financing fees	159	—	—
Amortization of debt discount	122	—	—
Impairment of inventory	—	3,923	—
Deferred income tax	2,172	(892)	(2,723)
Change in fair value of derivative liabilities	—	—	6,741
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	(2,044)	(3,653)	609
Decrease/(increase) in inventory	1,646	(3,356)	(9,228)
Increase in prepaid expenses and deposits	(2,318)	(1,065)	(762)
Increase in long-term assets	(1,045)	(1,168)	(310)
Increase/(decrease) in accounts payable	(2,384)	1,593	2,936
Increase/(decrease) in accrued expenses	(537)	3,403	7,581
Increase/(decrease) in other long-term liabilities	(120)	441	195
Net Cash Provided by Operating Activities	12,105	10,662	19,389
Cash Flows from Investing Activities:
Redemption of marketable securities	—	—	350
Purchase of equipment	(1,898)	(5,080)	(2,194)
Purchase of intangible assets	(350)	—	(52)
Net Cash Used in Investing Activities	(2,248)	(5,080)	(1,896)
Cash Flows from Financing Activities:
Proceeds from term loan	45,825	—	—
Payment of deferred financing fees	(1,511)	—	—
Net payments on revolving line of credit and accrued interest	—	—	(434)
Excess tax benefits from stock-based compensation	655	1,406	388
Repurchase of company stock	(46,171)	(7,123)	(976)
Payment on term loan	(16,175)	—	—
Exercise of options and warrants	1,573	1,694	1,768
Net Cash Provided by (Used in) Financing Activities	(15,804)	(4,023)	746
Foreign Currency Effect on cash	35	92	38
Increase (Decrease) in cash and cash equivalents	(5,912)	1,651	18,277
Cash and Cash Equivalents — beginning of period	26,299	24,648	6,371
Cash and Cash Equivalents — end of period	20,387	26,299	24,648
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2014	2013	2012
Non Cash Investing and Financing Activities:
Exercise of warrant liabilities	$—	$—	$17,604
Increase in property and equipment/other long-term liabilities	$1,386	$359	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,758	$3	$—
Cash paid for income taxes	$4,879	$6,090	$3,701
Common stock shares issued upon cashless warrant exercises	2,698	3,793	10,297
Total cashless exercise price of warrants	$1,615	$2,147	$5,995
Gross warrants underlying cashless exercises	3,409	4,564	12,563
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, and Mexico primarily through a network of independent distributors, and to preferred customers.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products launched in fiscal 2014, and Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs.
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
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. During fiscal 2014, the Company combined the line items sales and marketing, general and administrative, research and development, and depreciation and amortization into two line items on the consolidated statements of operations and comprehensive income, namely, commissions and incentives and selling, general and administrative to have a presentation that is more comparable to that of the Company’s peers. The Company reclassified prior period line items to conform to the current period presentation. Certain other prior period balances have also been reclassified to conform to the current period presentation.
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
Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2014 and 2013. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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

Accounts Receivable
The Company’s accounts receivable for the years ended June 30, 2014 and 2013 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2014 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2014, 2013, and 2012.
Inventory
As of June 30, 2014 and 2013, inventory consisted of (in thousands):

	June 30,
	2014	2013
Finished goods	$4,749	$5,273
Raw materials	4,077	5,251
Total inventory	$8,826	$10,524
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.7 million at June 30, 2014 related to obsolete and slow-moving inventory and $3.9 million at June 30, 2013, primarily related to our voluntary recall in December 2012.
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
Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Definite-lived intangible assets are amortized over their related useful lives, using a straight-line method, consistent with the underlying expected future cash flows related to the specific intangible asset. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the years ended June 30, 2014 and 2013 management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2014, the Company had $17.6 million in cash accounts at one financial institution and $2.8 million in other financial institutions. As of June 30, 2014 and 2013 and throughout the year the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30-days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2014 and 2013, the Company’s reserve balance for returns and allowances was $0.6 million and $0.6 million, respectively.
Commission and Incentives
Commission and incentive expenses are the Company’s most significant expenses and are classified as operating expenses. Commission and incentive expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commission and incentive expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2014, 2013, and 2012 were $2.0 million, $2.9 million, and $1.4 million respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance-based awards to be paid in cash, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
Income Per Share
Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
The effects of approximately 0.3 million common shares issuable upon exercise of options and non-vested shares of restricted stock outstanding as of June 30, 2014 are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Year ended June 30,
	2014	2013	2012
Numerator:
Net income	$11,383	$7,608	$12,469
Denominator:
Basic weighted-average common shares outstanding	105,791	112,276	102,696
Effect of dilutive securities:
Stock awards and options	2,652	3,832	5,516
Warrants	3,156	6,780	10,119
Diluted weighted-average common shares outstanding	111,599	122,888	118,331
Basic	$0.11	$0.07	$0.12
Diluted	$0.10	$0.06	$0.11
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense), net in the consolidated financial statements.

Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Commission and incentives expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions, Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	Years ended June 30,
	2014	2013	2012
Americas	$141,227	$133,046	$90,122
Asia/Pacific	72,741	75,132	36,061
Total revenues	$213,968	$208,178	$126,183
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2014	2013	2012
United States	$136,758	$131,508	$89,230
Japan	$61,872	$69,492	$35,449
As of June 30, 2014 long-lived assets were $9.8 million in the U.S. and $2.3 million in Japan. As of June 30, 2013 long-lived assets were $4.8 million in the U.S. and $3.0 million in Japan.
New Accounting Pronouncements
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customer, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. ASC 606 will be effective for the Company in the first quarter of fiscal 2018. The Company has not yet determined the potential effects of the adoption of ASC 606 on its consolidated financial statements.
Note 3 — Property and Equipment
Property and equipment consist of (in thousands):

	June 30,
	2014	2013
Equipment (includes computer hardware and software)	$6,354	$5,501
Furniture and fixtures	1,428	976
Leasehold improvements	3,095	1,220
Vehicles	142	142
Accumulated depreciation	(4,078)	(2,147)
Total property and equipment, net	$6,941	$5,692
Depreciation expense totaled $2.0 million, $1.5 million, and $0.4 million for the years ended June 30, 2014, 2013, and 2012, respectively.

Note 4 — Intangible Assets
Intangible assets consist of (in thousands):

	June 30,
	2014	2013
Patent costs	$2,330	$2,321
Accumulated amortization	(911)	(776)
Total definite-lived intangible assets, net	$1,419	$1,545

Trademarks and other indefinite-lived intangible assets	$595	$202
Total intangible assets, net	$2,014	$1,747
Amortization expense totaled $0.1 million, $0.1 million, and $0.1 million for the years ended June 30, 2014, 2013, and 2012 respectively. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Note 5 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2014	2013
Accrued severance	$150	$1,602
Accrued incentives and promotions to distributors	829	1,122
Accrued payroll and other employee expenses	1,382	1,387
Deferred revenue	887	545
Accrued payable to vendors	910	352
Other taxes payable	1,894	944
Reserve for sales returns	635	648
Accrued other expenses	867	1,231
Total other accrued expenses	$7,554	$7,831
Note 6 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan is available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan is reduced to zero, if earlier. As of June 30, 2014 the Company had not borrowed any amounts under the Delayed Draw Term Loan.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). In the event the Company borrows under the Delayed Draw Term Loan, the outstanding principal will be payable in consecutive quarterly installments beginning with the calendar quarter ending December 31, 2014 through the Final Maturity Date. Each of the loans will bear interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the year ended June 30, 2014 the average interest rate was 8.75%.
The Company’s obligations under the Credit Facility are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the Credit Facility (1) must be prepaid based on certain cash flow metrics and with any net proceeds of certain permitted asset sales and (2) may be prepaid in whole or in part at any time, with any prepayments made prior to the first anniversary of the effective date subject to a prepayment premium. Any principal amount of the loans which is prepaid or repaid may not be re-borrowed. During the year ended June 30, 2014, the Company made voluntary principal payments against the outstanding indebtedness of $13.8 million million under the Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At June 30, 2014, the Company was in compliance with the applicable covenants under the Credit Facility.
The Company incurred transaction costs associated with the Credit Facility totaling $2.7 million, of which $0.3 million was recorded in interest expense during the year ended June 30, 2014. The remaining $2.4 million consists of unamortized deferred debt offering costs and debt discount included in the accompanying consolidated balance sheet and are amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year ending June 30,	Amount
2015	$4,700
2016	4,700
2017	4,700
2018	4,700
2019	4,700
Thereafter	7,325
$30,825
Note 7 — Stockholders’ Equity
During the years ended June 30, 2014, 2013, and 2012, the Company issued 5.2 million, 7.3 million, and 11.9 million shares, respectively, of common stock as a result of the exercise of options and warrants and during the years ended June 30, 2014, 2013, and 2012, the Company issued 0.2 million, 2.6 million, and 0.1 million shares, respectively, of restricted common stock. During the year ended June 30, 2014, 0.7 million shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On June 3, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $4.0 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. As of June 30, 2014 the Company had not made any purchases of its common stock pursuant to this repurchase program.
On March 11, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $3 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2014, the Company had purchased 2.2 million shares of its common stock at an aggregate purchase price of $3 million under this repurchase program.
On November 1, 2013, the Company accepted for payment an aggregate of 16.3 million shares of its common stock at an aggregate purchase price of $40 million as a result of its modified Dutch auction tender offer (the "Tender Offer") that expired October 25, 2013. The Company incurred transaction costs of $0.3 million related to the Tender Offer. The Company entered into the Credit Facility to finance this repurchase. (see Note 6).
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. During July 2013, the Company repurchased 1.2 million shares under this repurchase authorization. As of June 30, 2014, the Company had purchased the full $5 million in shares authorized under this repurchase program.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2014, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 8 — Share-Based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain employees, directors and consultants. A maximum of 10 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2014 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.2 million shares of the Company’s common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to certain employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2014 there were awards outstanding, net of awards expired, for an aggregate of 3.0 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance on stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2014, 2013, and 2012, stock-based compensation of $2.6 million, $2.2 million and $1.3 million, respectively, was reflected as an increase to additional paid in capital and $0.3 million was reflected as an increase to other accrued expenses for the fiscal year ended June 30, 2014. There were no increases to other accrued expenses related to stock-based compensation for the fiscal years ended June 30, 2013, and 2012. For the fiscal years ended June 30, 2014 and 2013, all stock-based compensation was employee related. Of the $1.3 million stock-based compensation for the fiscal year ended June 30, 2012, $1.2 million was employee related and $0.1 million was non-employee related.
At June 30, 2014 there was $4.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 2.5 years.
Stock Options
The weighted-average grant-date fair value of stock options granted during the fiscal years ended June 30, 2013 and 2012 were $2.49 and $1.63, respectively. There were no stock option grants during the fiscal year ended June 30, 2014.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values:

	June 30,
	2014	2013	2012
Risk-free interest rate	N/A	0.82%	0.59% - 1.41%
Dividend yield	N/A	—%	—%
Expected life in years	N/A	5.0- 6.08	3.0 - 6.65
Expected volatility	N/A	127%	119% - 137%
The following is a summary of stock option activity for the years ended June 30, 2014, 2013, and 2012:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	10,498	$0.64

Granted	2,086	$1.89
Exercised	(1,612)	0.45		$2,038
Forfeited	(27)	1.36
Expired or Cancelled	—	—
Outstanding at June 30, 2012	10,945	0.91

Granted	152	$2.82
Exercised	(3,319)	0.49		$7,128
Forfeited	(768)	1.54
Expired or Cancelled	—	—
Outstanding at June 30, 2013	7,010	1.08

Granted	—	$—
Exercised	(1,400)	0.69		$2,282
Forfeited	(469)	1.84
Expired or Cancelled	—	—
Outstanding at June 30, 2014	5,141	1.18	6.07	$2,417
Exercisable at June 30, 2014	4,795	$1.08	6.17	$2,411

Restricted Shares
The following is a summary of restricted shares granted during the years ended June 30, 2014, 2013, and 2012:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	—	—

Granted	164	$3.34
Vested	—	—
Forfeited	(2)	3.36
Nonvested at June 30, 2012	162	3.34
Vested at June 30, 2012	—	—

Granted	2,808	$2.62
Vested	(37)	3.34
Forfeited	(196)	3.25
Nonvested at June 30, 2013	2,737	2.61
Vested at June 30, 2013	—	—

Granted	225	$1.79
Vested	(760)	2.65
Forfeited	(478)	2.55
Nonvested at June 30, 2014	1,724	2.46
Vested at June 30, 2014	—	—
The total vesting date fair value of restricted shares that vested during the years ended June 30, 2014 and 2013 was $1.2 million and $0.1 million, respectively. There were no restricted shares that vested during the year ended June 30, 2012.
Performance Share Units
The following is a summary of performance share units granted during the year ended June 30, 2014:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013, nonvested	—	$—
Granted	245	1.48
Vested	(214)	—
Forfeited	(31)	1.51
Outstanding at June 30, 2014, nonvested	—
The fair value of vested awards under the Performance Plan as of June 30, 2014 was $0.3 million. No payments were made to settle vested performance share units during the year ended June 30, 2014.
Warrants
As of June 30, 2014, the Company had outstanding warrants which were issued in conjunction with convertible debentures between November 2009 and February 2010.

The following is a summary of the warrant activity for the years ended June 30, 2014, 2013, and 2012 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2011	25,460

Issued	270
Cancelled	—
Exercised	(12,563)
Expired	(203)
Outstanding and exercisable at June 30, 2012	12,964

Issued	—
Cancelled	—
Exercised	(4,723)
Expired	—
Outstanding and exercisable at June 30, 2013	8,241

Issued	—
Cancelled	—
Exercised	(3,996)
Expired	—
Outstanding and exercisable at June 30, 2014	4,245
As of June 30, 2014, 2013, and 2012, the Company had no warrants classified as derivative liabilities.
Note 9 — Other Income (Expense), net
Other income (expense), net consists of the following (in thousands):

	Year ended June 30,
	2014	2013	2012
Business development incentive, net	$666	$695	$—
Foreign currency transaction loss, net	(194)	(1,689)	(102)
Gain on settlement of forward contract	8	42	—
Other income (expense), net	(96)	40	66
Total other income (expense), net	$384	$(912)	$(36)
In January 2013, the Company began operations of a foreign subsidiary that qualified for a government-sponsored business development incentive. Under the incentive program, the Company's foreign subsidiary was allowed to retain certain non-income based taxes during the twelve month period ending December 31, 2013, rather than remit such taxes to the tax authorities.

Note 10 — Income Taxes
As of June 30, 2014, the Company had a Federal net operating loss (“NOL”) carry-forward of approximately $1.4 million. The net operating losses expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2014, state NOLs were $9.7 million and foreign NOLs were $0.8 million. The income tax expense for the years ended June 30, 2014, 2013, and 2012 consists of the following (in thousands):

	2014	2013	2012
Income / (Loss) Before Income Taxes:
Domestic	$13,894	$11,250	$14,556
International	2,761	(97)	116
	$16,655	$11,153	$14,672
Current Taxes:
Federal	$2,010	$4,087	$3,758
State	72	383	1,121
Foreign	1,018	(33)	47
Total Current Income Tax Provision	$3,100	$4,437	$4,926
Deferred Taxes:
Federal	2,299	(706)	(2,110)
State	83	(77)	(601)
Foreign	(210)	(109)	(12)
Total Deferred Income Tax Provision	$2,172	$(892)	$(2,723)
Net Income Tax Provision	$5,272	$3,545	$2,203
The effective income tax rate for the years ended June 30, 2014, 2013, and 2012 differs from the U.S. Federal statutory income tax rate due to the following:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9%	1.8%	5.5%
Tax return to provision true-up	(3.0)%	(2.5)%	(1.0)%
Permanent differences:
— change in derivative liability	0.0%	0.0%	16.1%
— stock based compensation	1.3%	0.8%	0.3%
— domestic production activities deduction	(1.8)%	(2.7)%	0.0%
— credit for increasing research activities	(1.5)%	(0.7)%	0.0%
— other	(0.5)%	0.0%	(0.4)%
Change in valuation allowance	0.1%	0.0%	(39.5)%
Net income tax provision	31.5%	31.7%	16.0%

The components of the deferred tax assets and liabilities as of June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$1,016	$1,768
Stock option compensation	1,353	1,212
Accrued vacation, allowance for returns, bonuses & other	572	2,493
Gross deferred tax asset	$2,941	$5,473

Deferred tax liabilities:
Patents and trademarks	(500)	(536)
Change in tax accounting methods	(198)	(297)
Property & equipment	(583)	(824)
Gross deferred tax liabilities	(1,281)	(1,657)
Less: valuation allowance	(217)	(201)
Deferred tax assets, net	$1,443	$3,615
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2011 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2010 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.
The total recognized tax benefit from settlement of stock-based awards for the period ending June 30, 2014 was $1.0 million.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2010 through June 30, 2013.

Note 11 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2024. The facilities' leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2014 are as follows (in thousands):

Year ending June 30,	Amount
2015	$2,320
2016	2,323
2017	2,320
2018	1,282
2019	1,246
Thereafter	6,395
Total future minimum lease payments	$15,886
Rent expense totaled $1.9 million, $1.8 million, and $0.4 million for the years ended June 30, 2014, 2013, and 2012, respectively.

Contingencies
The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome against the Company in any litigation currently pending against the Company is remote. As such, management currently believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.
Note 12 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2014 and 2013:
LIFEVANTAGE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2014
	First	Second	Third	Fourth
Revenue, net	$51,328	$51,538	$55,064	$56,038	$213,968
Gross profit	43,519	43,594	46,605	47,056	180,774
Net income	$3,256	$3,282	$2,494	$2,351	$11,383
Per common share:
Income per share, basic	$0.03	$0.03	$0.02	$0.02	$0.11
Income per share diluted	$0.03	$0.03	$0.02	$0.02	$0.10

	Fiscal Quarter				Year ended June 30, 2013
	First	Second	Third	Fourth
Revenue, net	$52,859	$53,438	$50,370	$51,511	$208,178
Gross profit	45,052	38,760	43,501	44,222	171,535
Net income (loss)	$4,165	$209	$3,416	$(182)	$7,608
Per common share:
Income (loss) per share, basic	$0.04	$0.00	$0.03	$0.00	$0.07
Income (loss) per share, diluted	$0.03	$0.00	$0.03	$0.00	$0.06