Form 10-Q
period 2014-09-30
Lifevantage Corp
filed 2014-11-06
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2014 was 99,286,525.

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

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2014.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	September 30, 2014	June 30, 2014
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$22,135	$20,387
Accounts receivable	1,657	1,317
Income tax receivable	2,815	4,681
Inventory	11,009	8,826
Current deferred income tax asset	158	158
Prepaid expenses and deposits	6,016	4,604
Total current assets	43,790	39,973

Property and equipment, net	6,540	6,941
Intangible assets, net	1,980	2,014
Deferred debt offering costs, net	1,291	1,353
Long-term deferred income tax asset	1,285	1,285
Other long-term assets	1,798	2,433
TOTAL ASSETS	$56,684	$53,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,217	$2,854
Commissions payable	7,517	7,594
Other accrued expenses	6,939	7,554
Current portion of long-term debt	4,700	4,700
Total current liabilities	23,373	22,702

Long-term debt
Principle amount	24,950	26,125
Less: unamortized discount	(1,004)	(1,052)
Long-term debt, net of unamortized discount	23,946	25,073
Other long-term liabilities	2,169	2,234
Total liabilities	49,488	50,009
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 100,812 and 102,173 issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	101	102
Additional paid-in capital	115,677	115,244
Accumulated deficit	(108,523)	(111,240)
Accumulated other comprehensive loss	(59)	(116)
Total stockholders’ equity	7,196	3,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,684	$53,999
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
(In thousands, except per share data)
Revenue, net	$51,633	$51,328
Cost of sales	5,679	7,809
Gross profit	45,954	43,519
Operating expenses:
Commission and incentives	24,574	25,399
Selling, general and administrative	13,615	13,050
Total operating expenses	38,189	38,449
Operating income	7,765	5,070
Other income (expense):
Interest expense	(808)	(3)
Other income, net	203	41
Total other income (expense)	(605)	38
Income before income taxes	7,160	5,108
Income tax expense	(2,444)	(1,852)
Net income	$4,716	$3,256
Net income per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted-average shares outstanding:
Basic	99,597	114,666
Diluted	103,860	123,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	57	(274)
Other comprehensive income (loss), net of tax:	$57	$(274)
Comprehensive income	$4,773	$2,982
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2014	102,173	$102	$115,244	$(111,240)	$(116)	$3,990
Stock-based compensation	—	—	398	—	—	398
Exercise of options and warrants	107	—	35	—	—	35
Issuance of shares related to restricted stock	50	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(69)	—	—	—	—	—
Repurchase of company stock	(1,449)	(1)	—	(1,999)	—	(2,000)
Currency translation adjustment	—	—	—	—	57	57
Net income	—	—	—	4,716	—	4,716
Balances, September 30, 2014	100,812	$101	$115,677	$(108,523)	$(59)	$7,196
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
(In thousands)
Cash Flows from Operating Activities:
Net income	$4,716	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585	499
Stock-based compensation	474	768
Amortization of deferred financing fees	61	—
Amortization of debt discount	48	—
Changes in operating assets and liabilities:
Decrease in receivables	1,469	2,725
Increase in inventory	(2,379)	(77)
Decrease / (increase) in prepaid expenses and deposits	(1,467)	91
Decrease / (increase) in long-term assets	563	(205)
Increase / (decrease) in accounts payable	1,392	(2,174)
Increase / (decrease) in accrued expenses	(379)	3
Decrease in other long-term liabilities	(21)	(33)
Net Cash Provided by Operating Activities	5,062	4,853
Cash Flows from Investing Activities:
Purchase of equipment	(236)	(295)
Net Cash Used in Investing Activities	(236)	(295)
Cash Flows from Financing Activities:
Repurchase of company stock	(2,000)	(2,865)
Payment on term loan	(1,175)	—
Exercise of options and warrants	35	253
Net Cash Used in Financing Activities	(3,140)	(2,612)
Foreign Currency Effect on Cash	62	(288)
Increase in Cash and Cash Equivalents:	1,748	1,658
Cash and Cash Equivalents — beginning of period	20,387	26,299
Cash and Cash Equivalents — end of period	$22,135	$27,957
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$699	$3
Cash paid for income taxes	$372	$85
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 10, 2014.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to independent distributors and preferred customers located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, and Mexico.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products launched in fiscal 2014, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, and Axio®, our new energy drink mixes.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of September 30, 2014, and the results of operations for the three months ended September 30, 2014 and 2013 and the cash flows for the three months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2014 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2014, and included in the Annual Report on Form 10-K on file with the SEC.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to inventory obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, and loss contingencies.
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income, net, in the condensed consolidated statements of operations. A net foreign currency loss of $0.1 million is recorded in other income, net for the three months ended September 30, 2014.

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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in September 2014 and were not designated for hedge accounting. For the three months ended September 30, 2014, a realized gain of $0.3 million, related to forward contracts, is recorded in other income, net. The Company did not hold any derivative instruments at September 30, 2014.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2014, the Company had $18.9 million in cash accounts that were held primarily at one financial institution and $3.2 million in accounts at other financial institutions. As of September 30, 2014 and June 30, 2014, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2014 and June 30, 2014 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2014 is not necessary. No bad debt expense has been recorded for the periods ended September 30, 2014 and September 30, 2013.
Inventory
As of September 30, 2014 and June 30, 2014, inventory consisted of (in thousands):

	September 30, 2014	June 30, 2014
Finished goods	$6,968	$4,749
Raw materials	4,041	4,077
Total inventory	$11,009	$8,826
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.7 million at September 30, 2014 and June 30, 2014, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2014 and June 30, 2014, the Company’s reserve balance for returns and allowances was approximately $0.1 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three months ended September 30, 2014 and 2013 were approximately $0.5 million and $0.3 million, respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance-based awards to be paid in cash, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation as needed.
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
For the three months ended September 30, 2014 and 2013 the Company has recognized income tax expense of $2.4 million and $1.9 million, respectively, which is the Company’s estimated federal, state and foreign income tax liability. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the three months ended September 30, 2014 effective rate of 34.1% and the Federal statutory rate of 35.0% is due to state income taxes (net of federal benefit) and certain permanent differences between taxable and book income.
Income Per Share
Basic income per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2014 the effects of approximately 0.6 million common shares, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three months ended September 30, 2013 the effects of approximately 0.7 million common shares, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2014	2013
Numerator:
Net income	$4,716	$3,256
Denominator:
Basic weighted-average common shares outstanding	99,597	114,666
Effect of dilutive securities:
Stock awards and options	1,594	3,649
Warrants	2,669	5,227
Diluted weighted-average common shares outstanding	103,860	123,542
Net income per share, basic	$0.05	$0.03
Net income per share, diluted	$0.05	$0.03
Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Commission and incentive expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company reports revenue in two geographic regions: Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Americas	$36,456	$34,498
Asia/Pacific	15,177	16,830
Total revenues	$51,633	$51,328
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2014	2013
United States	$35,009	$33,479
Japan	$12,194	$14,581
As of September 30, 2014 long-lived assets were $8.8 million in the U.S. and $2.0 million in Japan. As of June 30, 2014 long-lived assets were $9.8 million in the U.S. and $2.3 million in Japan.
Effect of New Accounting Pronouncements
In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, but has not elected early application. However, as of and for the current period, management does not believe that conditions exist or events have occurred that would require additional disclosure under the amendments in this update.
Note 3 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014. As of September 30, 2014 the Company had not borrowed any amounts under the Delayed Draw Term Loan.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). In the event the Company had borrowed under the Delayed Draw Term Loan, the outstanding principal would have been payable in consecutive quarterly installments beginning with the calendar quarter ending December 31, 2014 through the Final Maturity Date. Each of the loans will bear interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the three months ended September 30, 2014 the average interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as, creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At September 30, 2014, the Company was in compliance with the applicable covenants under the Credit Facility.
During the three months ended September 30, 2014 the Company recorded interest expense of $0.1 million related to transaction costs associated with the 2013 Credit Facility. At September 30, 2014 the Company had unamortized transaction costs totaling $2.3 million included in the consolidated balance sheet. The remaining balance is amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining nine months ending June 30, 2015)	$3,525
2016	4,700
2017	4,700
2018	4,700
2019	12,025
Thereafter	—
$29,650

Note 4 — Stockholders’ Equity
During the three months ended September 30, 2014 the Company issued 50,000 shares of restricted stock and 107,000 shares of common stock upon the exercise of warrants and options. During the three months ended September 30, 2014, 69,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On June 3, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $4 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. As of September 30, 2014, the Company had purchased 1.4 million shares of its common stock at an aggregate purchase price of $2.0 million under this repurchase program. At September 30, 2014 there is $2.0 million remaining under this program for repurchases.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2014, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Share-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2014 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.1 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on January 10, 2012, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 6.9 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2014 there were awards outstanding, net of awards expired, for an aggregate of 2.9 million shares of the Company’s common stock.
The Company adopted a Performance Incentive Plan effective July 1, 2013 (the "Fiscal 2014 Performance Plan"). The Fiscal 2014 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2014 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2014 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in three annual installments which are achieved at the end of a given fiscal year only if the participant has continuously remained in service from the date of award through the end of that fiscal year. The fair value of these awards is based on the trading price of our common stock and is remeasured at each reporting period date until settlement. The Company adopted a separate Performance Incentive Plan effective July 1, 2014 (the "Fiscal 2015 Performance Plan"). The Fiscal 2015 Performance Plan is substantially similar to the Fiscal 2014 Performance Plan except that the service-based vesting criteria occurs in a single installment and is achieved at the end of the third fiscal year after the award is granted if the participant has continuously remained in service from the date of the award through the end of the third fiscal year.

Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three months ended September 30, 2014, stock-based compensation of $0.4 million was reflected as an increase to additional paid-in capital and $0.1 million was reflected as an increase to other accrued expenses, all of which was employee related. For the three months ended September 30, 2013, stock-based compensation of $0.8 million was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 6 — Contingencies
From time to time, the Company is involved in lawsuits and disputes arising in the normal course of business. In the opinion of management, based upon advice of counsel, the likelihood of an adverse outcome in any litigation currently pending against the Company is remote. As such, management currently believes that the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.
Note 7 — Subsequent Events
As of October 23, 2014, the Company had purchased 1.6 million shares of its common stock at an aggregate purchase price of $2.0 million under the repurchase program announced on June 3, 2014 (see Note 4).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to independent distributors and preferred customers located in the United States, Japan, Hong Kong, Australia, Canada, Philippines and Mexico.
We also engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including, Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products launched in fiscal 2014, Canine Health®, our companion pet supplement formulated to fight oxidative stress in dogs, and Axio®, our new energy drink mixes.
Our revenue depends on the number and productivity of our independent distributors and the number of our preferred customers. When we are successful in attracting and maintaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including our patented dietary supplement, Protandim®, our new line of skin care products, LifeVantage TrueScience®, and Axio®;
•Our compensation plan and other sales initiatives; and
•Our goal to deliver superior customer service.
As a result, it is vital to our continued growth that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products in and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong and, on a limited basis, the Philippines. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are Protandim®, LifeVantage TrueScience®,Canine Health®, and Axio®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® line of skin care products includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and our enhanced

TrueScience® Anti-Aging Cream. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
We introduced our new energy drink known as Axio® in October 2014 and recognized revenue in September 2014 from pre-launch sales. Axio® is formulated to promote alertness and support mental performance. We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue growth and our ability to attract new independent distributors and preferred customers.
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
The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those independent distributors and preferred customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale. We believe that the decrease in overall preferred customers is a result of our continued efforts to attract independent distributors who both consume our products and seek out others who will also purchase and consume our products.

	Active Independent Distributors By Region
	September 30,
	2014		2013		Change from Prior Year	Percent Change
Americas	44,000	64.7%	42,000	62.7%	2,000	4.8%
Asia/Pacific	24,000	35.3%	25,000	37.3%	(1,000)	(4.0)%
	68,000	100.0%	67,000	100.0%	1,000	1.5%

	Active Preferred Customers By Region
	September 30,
	2014		2013		Change from Prior Year	Percent Change
Americas	104,000	82.5%	115,000	82.7%	(11,000)	(9.6)%
Asia/Pacific	22,000	17.5%	24,000	17.3%	(2,000)	(8.3)%
	126,000	100.0%	139,000	100.0%	(13,000)	(9.4)%

Three months Ended September 30, 2014 Compared to Three months Ended September 30, 2013
Revenue. We generated net revenue of $51.6 million and $51.3 million during the three months ended September 30, 2014 and 2013, respectively. Foreign currency fluctuations negatively impacted our revenue $0.7 million or 1.3% during the three months ended September 30, 2014.

Americas. The following table sets forth revenue for the three months ended September 30, 2014 and 2013 for the Americas region (in thousands):

	Three Months Ended September 30,
	2014	2013	% Change
United States	$35,009	$33,479	4.6%
Other	1,447	1,019	42.0%
Americas Total	$36,456	$34,498	5.7%
Revenue in the Americas region for the three months ended September 30, 2014 increased $2.0 million or 5.7% from the three months ended September 30, 2013. The increase in revenue during the three months ended September 30, 2014 is due to higher volume of product sales in the region as compared to the prior year same period, including additional purchases associated with our new products, including our full line of anti-aging skin care products and revenue associated with the pre-launch of our new energy drink.
Asia/Pacific. The following table sets forth revenue for the three months ended September 30, 2014 and 2013 for the Asia/Pacific region and its principal markets (in thousands):

	Three Months Ended September 30,
	2014	2013	% Change
Japan	$12,194	$14,581	(16.4)%
Hong Kong	1,624	1,693	(4.1)%
Other	1,359	556	144.4%
Asia/Pacific Total	$15,177	$16,830	(9.8)%
Revenue in the region for the three months ended September 30, 2014 was negatively impacted $0.6 million or 3.6%, by foreign currency exchange rate fluctuations.
During the three months ended September 30, 2014 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $0.6 million or 4.2%. In addition to the negative impact of foreign currency fluctuations, product sales decreased in Japan as a result of a reduction in active distributors and preferred customers.
All of our sales and marketing efforts were directed toward building our network marketing sales. We expect increased revenue as we continue to focus on our growth initiatives, specifically on product development, sales and marketing, and geographic support and expansion.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2014 and 2013 was 89.0% and 84.8%, respectively.
As a percentage of total revenues, cost of sales decreased for the three months ended September 30, 2014 to 11.0% from 15.2% for the three months ended September 30, 2013. The decrease was primarily due to received settlement proceeds of approximately $2 million related to the product recall that occurred in December 2012.
Operating Expenses. Total operating expenses during the three months ended September 30, 2014 were $38.2 million as compared to operating expenses of $38.4 million during the three months ended September 30, 2013. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
The decrease in operating expenses is primarily due to a decrease in commission expense, partially offset by an increase in selling, general and administrative expenses. Other factors that may cause our operating expenses to fluctuate include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall operating results. A fluctuation in our stock price may also impact our share-based compensation expense that is related to liability classified awards.
We expect our operating expenses, as a percent of revenue, to remain relatively consistent with the current year results.

Commission and incentives. Commission and incentives expenses during the three months ended September 30, 2014 were $24.6 million as compared to commission and incentives expenses of $25.4 million for the three months ended September 30, 2013.
The decrease in commission and incentives expenses for the three months ended September 30, 2014 was due primarily to decreased commission expenses related to the lower revenue in the Japan market.
We expect our commission and incentives expenses to increase slightly during the remainder of fiscal 2015, as compared to the same period in fiscal 2014, as we continue to focus our efforts on increasing revenue through growth and retention both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2014 were $13.6 million as compared to selling, general and administrative expenses of $13.1 million for the three months ended September 30, 2013.
The increase in selling, general and administrative expenses during the three months ended September 30, 2014 was due primarily to increases in research and development and sales and marketing related expenses. These increases were partially offset by decreases in other general and administrative expenses.
Sales and marketing expenses were higher primarily as a result of costs associated with our sponsorship of the Major League Soccer team, Real Salt Lake, our millennial event that occurred for the first time during the three months ended September 30, 2014 and an increase in contract labor associated with our customer service call center.
Research and development expenses were higher primarily as a result of increased salaries and wages from the hiring of additional employees to help support our strategic initiative of new product innovation.
Other general and administrative expenses decreased primarily as a result of lower salaries and wages, stock-based compensation expense, and other third party professional services. These expenses were partially offset by an increase in rents and leases and legal expenses.
We expect our research and development and sales and marketing expenses to continue to increase slightly as we remain focused on our strategic initiatives of new product innovation, investing in and strengthening our sales and market efforts, and strengthening and expanding our geographic reach. We expect these increases to be partially offset by our continued focus on reducing costs in other areas of general and administrative expenses.
Total Other Income (Expense). During the three months ended September 30, 2014 we recognized net other expense of $0.6 million, as compared to net other income of $0.04 million for the three months ended September 30, 2013.
Total other income (expense) for the three months ended September 30, 2014 consisted primarily of interest expense partially offset by net foreign currency gains.
The following table sets forth interest expense for the three months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	2013
Contractual interest expense:
2013 Term Loan	$699	$—
Amortization of deferred financing fees:
2013 Term Loan	61	—
Amortization of debt discount:
2013 Term Loan	48	—
Other	—	3
Total interest expense	$808	$3
Income Tax Expense. We recognized income tax expense of $2.4 million for the three months ended September 30, 2014 as compared to income tax expense of $1.9 million for the three months ended September 30, 2013.
Our provision for income taxes for the three months ended September 30, 2014 consisted primarily of federal, state and foreign tax on anticipated fiscal 2015 income which was partially offset by certain permanent differences.

Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, and to service our debt. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund strategic transactions and stock repurchases.
As of September 30, 2014, our available liquidity was $22.1 million, including available cash and cash equivalents. This represented an increase of $1.7 million from the $20.4 million in cash and cash equivalents as of June 30, 2014.
During the three months ended September 30, 2014, our net cash provided by operating activities was $5.1 million as compared to net cash provided by operating activities of $4.9 million during the three months ended September 30, 2013.
During the three months ended September 30, 2014, our net cash used in investing activities was $0.2 million, due to the purchase of fixed assets. During the three months ended September 30, 2013, our net cash used in investing activities was $0.3 million, due to the purchases of fixed assets.
Cash used in financing activities during the three months ended September 30, 2014 was $3.1 million compared to cash used in financing activities of $2.6 million during the three months ended September 30, 2013. Cash used in financing activities during the three months ended September 30, 2014 included $1.2 million in principal payments on the Term Loan entered into in October 2013 and $2.0 million in share repurchases of our common stock. Cash used in financing activities was partially offset by proceeds from the exercise of stock options.
At September 30, 2014 and June 30, 2014, the total amount of our foreign subsidiary cash was $5.0 million and $2.8 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of September 30, 2014, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At September 30, 2014, we had working capital (current assets minus current liabilities) of $20.4 million, compared to working capital of $17.3 million at June 30, 2014. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan was reduced to zero, if earlier. As of September 30, 2014 we had not borrowed any amounts under the Delayed Draw Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. At September 30, 2014, we were in compliance with the applicable non-financial and restrictive covenants under the Term Loan. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) amount greater than $19.7 million for the four consecutive fiscal quarters ending September 30, 2014. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending June 30, 2016 and each period of four consecutive fiscal quarters ending each September 30, December 31, March 31, and June 30, thereafter;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 2.11 to 1.00 for the quarter ended September 30, 2014. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.20 to 1.00 for the four consecutive fiscal quarters ending September 30, 2014. Our fixed charge requirement remains level through the quarter ended December 31, 2014, after which it increases to 1.25 to 1.00 thereafter; and

•	Have no less than $10 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
At September 30, 2014, we were in compliance with the applicable financial covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2014, our shipment of products sold totaling $16.6 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months. We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at September 30, 2014, compared with $0.6 million at June 30, 2014.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $43,000 of obsolescence costs for the three months ended September 30, 2014.
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
Research and Development Costs
We expense all of our payments related to research and development activities as incurred.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$29,650	$4,700	$14,100	$10,850	$—
Interest on long-term debt obligations	7,607	1,920	5,361	326	—
Operating lease obligations	15,683	2,460	5,890	3,904	3,429
Total	$52,940	$9,080	$25,351	$15,080	$3,429
Recently Issued Accounting Standards
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We conduct business in several countries and intend to continue to grow our international operations. Net revenue, operating income, and net income are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.
Foreign Currency Risk
During the three months ended September 30, 2014, approximately 32.2% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2014 we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.9% decrease of our three months ended September 30, 2014 revenue, in the amount of $1.5 million.
Interest Rate Risks
As of September 30, 2014, we had $29.7 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of September 30, 2014, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.3 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes In Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, warrants representing the right to purchase 93,750 shares of our common stock were exercised on a cashless basis and issued into 56,840 unregistered shares of our common stock. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	890,673	$1.41	890,673	$2,746,098
August 1, 2014 to August 31, 2014	558,825	$1.34	558,825	$2,000,000
September 1, 2014 to September 30, 2014	—	$—	—	$2,000,000
Total	1,449,498	$1.36	1,449,498

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On June 3, 2014, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $4 million of shares of our common stock prior to December 31, 2014. As part of that repurchase plan, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange. As of September 30, 2014, we had purchased 1.4 million shares of our common stock at an aggregate purchase price of approximately $2.0 million under the pre-arranged stock repurchase plan. At September 30, 2014 there is $2.0 million remaining under this program for repurchases.
During the quarter ended September 30, 2014, we withheld 7,063 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: November 6, 2014	/s/ Douglas C. Robinson
Douglas C. Robinson President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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