Form 10-Q
period 2014-12-31
Lifevantage Corp
filed 2015-02-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of January 29, 2015 was 98,222,449.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information incorporated by reference herein contains “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	We may be unable to manage our growth and expansion;

•	We may not succeed in growing existing markets or opening new international markets;

•	We may not succeed in expanding our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities may prohibit or severely restrict business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Legal proceedings may be expensive and time consuming;

•	Our business is subject to strict government regulations;

•	Regulations governing the production or marketing of our products;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of, or inability to attract, key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	December 31, 2014	June 30, 2014
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$18,647	$20,387
Accounts receivable	1,106	1,317
Income tax receivable	2,320	4,681
Inventory	12,099	8,826
Current deferred income tax asset	158	158
Prepaid expenses and deposits	4,288	4,604
Total current assets	38,618	39,973

Property and equipment, net	6,533	6,941
Intangible assets, net	1,946	2,014
Deferred debt offering costs, net	1,229	1,353
Long-term deferred income tax asset	1,285	1,285
Other long-term assets	1,443	2,433
TOTAL ASSETS	$51,054	$53,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,002	$2,854
Commissions payable	6,718	7,594
Other accrued expenses	6,136	7,554
Current portion of long-term debt	4,700	4,700
Total current liabilities	21,556	22,702

Long-term debt
Principal amount	23,775	26,125
Less: unamortized discount	(955)	(1,052)
Long-term debt, net of unamortized discount	22,820	25,073
Other long-term liabilities	2,131	2,234
Total liabilities	46,507	50,009
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 98,836 and 102,173 issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	99	102
Additional paid-in capital	116,300	115,244
Accumulated deficit	(111,657)	(111,240)
Accumulated other comprehensive loss	(195)	(116)
Total stockholders’ equity	4,547	3,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,054	$53,999
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
(In thousands, except per share data)
Revenue, net	$48,247	$51,538	$99,880	$102,866
Cost of sales	7,486	7,944	13,165	15,753
Gross profit	40,761	43,594	86,715	87,113
Operating expenses:
Commissions and incentives	23,195	25,399	47,769	50,798
Selling, general and administrative	14,476	13,029	28,091	26,079
Total operating expenses	37,671	38,428	75,860	76,877
Operating income	3,090	5,166	10,855	10,236
Other income (expense):
Interest expense	(785)	(833)	(1,593)	(836)
Other income (expense), net	(246)	468	(43)	509
Total other income (expense)	(1,031)	(365)	(1,636)	(327)
Income before income taxes	2,059	4,801	9,219	9,909
Income tax expense	(587)	(1,519)	(3,031)	(3,371)
Net income	$1,472	$3,282	$6,188	$6,538
Net income per share:
Basic	$0.02	$0.03	$0.06	$0.06
Diluted	$0.01	$0.03	$0.06	$0.06
Weighted-average shares outstanding:
Basic	97,694	105,770	98,624	110,218
Diluted	100,716	112,392	101,663	117,363
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(136)	(192)	(79)	(466)
Other comprehensive loss, net of tax:	$(136)	$(192)	$(79)	$(466)
Comprehensive income	$1,336	$3,090	$6,109	$6,072
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2014	102,173	$102	$115,244	$(111,240)	$(116)	$3,990
Stock-based compensation	—	—	862	—	—	862
Exercise of options and warrants	1,455	2	194	—	—	196
Issuance of shares related to restricted stock	220	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(87)	—	—	—	—	—
Repurchase of company stock	(4,925)	(5)	—	(6,605)	—	(6,610)
Currency translation adjustment	—	—	—	—	(79)	(79)
Net income	—	—	—	6,188	—	6,188
Balances, December 31, 2014	98,836	$99	$116,300	$(111,657)	$(195)	$4,547
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2014	2013
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,188	$6,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,165	997
Stock-based compensation	969	1,475
Amortization of deferred financing fees	124	39
Amortization of debt discount	97	30
Changes in operating assets and liabilities:
Decrease in receivables	2,451	2,395
Decrease / (increase) in inventory	(3,693)	529
Decrease / (increase) in prepaid expenses and deposits	207	(1,888)
Decrease in long-term assets	836	—
Increase / (decrease) in accounts payable	1,208	(2,364)
Decrease in accrued expenses	(1,551)	(767)
Decrease in other long-term liabilities	(35)	(68)
Net Cash Provided by Operating Activities	7,966	6,916
Cash Flows from Investing Activities:
Purchase of equipment	(863)	(659)
Net Cash Used in Investing Activities	(863)	(659)
Cash Flows from Financing Activities:
Proceeds from term loan	—	45,825
Payment of deferred financing fees	—	(1,511)
Repurchase of company stock	(6,610)	(43,170)
Payment on term loan	(2,350)	—
Exercise of options and warrants	196	1,152
Net Cash Provided by (Used in) Financing Activities	(8,764)	2,296
Foreign Currency Effect on Cash	(79)	(398)
Increase (Decrease) in Cash and Cash Equivalents:	(1,740)	8,155
Cash and Cash Equivalents — beginning of period	20,387	26,299
Cash and Cash Equivalents — end of period	$18,647	$34,454
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,372	$413
Cash paid for income taxes	$637	$1,869
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
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, and Axio®, our new energy drink mixes.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of December 31, 2014, and the results of operations for the three and six months ended December 31, 2014 and 2013 and the cash flows for the six months ended December 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. Net foreign currency losses of $0.3 million and $0.4 million are recorded in other income (expense), net for the three and six months ended December 31, 2014.

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
To hedge risks associated with the foreign-currency-denominated intercompany transactions the Company entered into forward foreign exchange contracts which were settled in December 2014 and were not designated for hedge accounting. For the three and six months ended December 31, 2014, realized gains of $15,000 and $309,000, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at December 31, 2014.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2014, the Company had $15.0 million in cash accounts that were held primarily at one financial institution and $3.7 million in accounts at other financial institutions. As of December 31, 2014 and June 30, 2014, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2014 and June 30, 2014 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of December 31, 2014 is not necessary. No bad debt expense has been recorded for the periods ended December 31, 2014 and December 31, 2013.
Inventory
As of December 31, 2014 and June 30, 2014, inventory consisted of (in thousands):

	December 31, 2014	June 30, 2014
Finished goods	$8,254	$4,749
Raw materials	3,845	4,077
Total inventory	$12,099	$8,826
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.7 million at December 31, 2014 and June 30, 2014, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. The Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of December 31, 2014 and June 30, 2014, the Company’s reserve balance for returns and allowances was approximately $0.1 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six months ended December 31, 2014 and 2013 were approximately $1.2 million and $0.9 million, respectively.
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
For the six months ended December 31, 2014 and 2013 the Company recognized income tax expense of $3.0 million and $3.4 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the six months ended December 31, 2014 effective rate of 32.9% and the Federal statutory rate of 35.0% is due primarily to state income taxes (net of federal benefit), a state and federal research credit and other discrete items.
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
For the three and six months ended December 31, 2014 the effects of approximately 0.4 million and 0.6 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and six months ended December 31, 2013 the effects of approximately 0.6 million and 0.7 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income	$1,472	$3,282	$6,188	$6,538
Denominator:
Basic weighted-average common shares outstanding	97,694	105,770	98,624	110,218
Effect of dilutive securities:
Stock awards and options	1,540	2,935	1,557	3,347
Warrants	1,482	3,687	1,482	3,798
Diluted weighted-average common shares outstanding	100,716	112,392	101,663	117,363
Net income per share, basic	$0.02	$0.03	$0.06	$0.06
Net income per share, diluted	$0.01	$0.03	$0.06	$0.06
Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Commission and incentive expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does reports revenue in two geographic regions: Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Americas	$35,040	$34,418	$71,496	$68,916
Asia/Pacific	13,207	17,120	28,384	33,950
Total revenues	$48,247	$51,538	$99,880	$102,866
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
United States	$33,704	$33,317	$68,713	$66,796
Japan	$10,441	$14,340	$22,635	$28,920
As of December 31, 2014 long-lived assets were $8.4 million in the U.S. and $1.7 million in Japan. As of June 30, 2014 long-lived assets were $9.8 million in the U.S. and $2.3 million in Japan.
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
Note 3 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014. The Company did not borrow any amounts under the Delayed Draw Term Loan.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The Term loan bears interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the six months ended December 31, 2014 the average interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At December 31, 2014, the Company was in compliance with the applicable covenants under the Credit Facility.
During the six months ended December 31, 2014, the Company recorded interest expense of $0.2 million related to transaction costs associated with the 2013 Credit Facility. At December 31, 2014, the Company had unamortized transaction costs totaling $2.2 million included in the consolidated balance sheet. The remaining balance will be amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining six months ending June 30, 2015)	$2,350
2016	4,700
2017	4,700
2018	4,700
2019	12,025
Thereafter	—
$28,475

Note 4 — Stockholders’ Equity
During the three and six months ended December 31, 2014 the Company issued 170,000 and 220,000 shares, respectively, of restricted stock and 1.3 million and 1.5 million shares, respectively, of common stock upon the exercise of warrants and options. During the three and six months ended December 31, 2014, 18,000 and 87,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On June 3, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $4 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. During the three and six months ended December 31, 2014, the Company had purchased 1.6 million and 3.0 million shares, respectively, of its common stock at an aggregate purchase price of $2.0 million and $4.0 million, respectively under this repurchase program. At December 31, 2014, the Company had purchased the entire amount authorized under the program for repurchases.
On November 6, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $7 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. As of December 31, 2014, the Company had purchased 1.9 million shares of its common stock at an aggregate purchase price of $2.6 million under this repurchase program. At December 31, 2014, there is $4.4 million remaining under this program for repurchases.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2014, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2014 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.1 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. At the Company's annual meeting of shareholders in November 2014, its shareholders approved a 3.6 million increase in the number of shares available for issuance under the 2010 Plan, increasing the number of shares reserved from 6.9 million to 10.5 million. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2014 there were awards outstanding, net of awards expired, for an aggregate of 2.8 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and six months ended December 31, 2014, stock-based compensation of $0.5 million and $0.9 million was reflected as an increase to additional paid-in capital and $32,000 and $107,000 was reflected as an increase to other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2013, stock-based compensation of $0.7 million and $1.5 million, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 6 — Commitments and Contingencies
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
Note 7 — Subsequent Events
From January 1, 2015 to January 30, 2015, the Company purchased 1.4 million shares of its common stock at an aggregate purchase price of $1.9 million under the repurchase program announced on November 6, 2014 (see Note 4).
On February 2, 2015 the Company announced that its Board of Directors and Douglas C. Robinson had mutually agreed that Mr. Robinson will step down from his role as President, Chief Executive Officer and Board Member, effective immediately. Dave S. Manovich, an independent director of the Company, was also appointed as Executive Vice Chairman.
The Board created an interim Office of the President consisting of the Company's Senior Operational Officers to oversee day to day operations of the Company and to provide leadership continuity as well as continued execution across the Company's strategic initiatives. Dave Manovich will oversee the Office of the President and manage the strategic and tactical direction of the Company's operations until a new CEO has been appointed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We sell our products to independent distributors and preferred customers in two geographic regions: Americas and Asia/Pacific.
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
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our continued growth that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong and, on a limited basis, the Philippines. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are Protandim®, the LifeVantage TrueScience® skin care regimen, Canine Health®, and Axio®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and our enhanced TrueScience® Anti-Aging Cream. Axio® is our new energy drink mix formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
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
The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those independent distributors and preferred customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale. We believe that the decrease in overall preferred customers is a result of a majority of our efforts being focused on attracting independent distributors who both consume our products and seek out others who will also purchase and consume our products.

	Active Independent Distributors By Region
	December 31,
	2014		2013		Change from Prior Year	Percent Change
Americas	44,000	65.7%	43,000	62.3%	1,000	2.3%
Asia/Pacific	23,000	34.3%	26,000	37.7%	(3,000)	(11.5)%
	67,000	100.0%	69,000	100.0%	(2,000)	(2.9)%

	Active Preferred Customers By Region
	December 31,
	2014		2013		Change from Prior Year	Percent Change
Americas	97,000	81.5%	110,000	81.5%	(13,000)	(11.8)%
Asia/Pacific	22,000	18.5%	25,000	18.5%	(3,000)	(12.0)%
	119,000	100.0%	135,000	100.0%	(16,000)	(11.9)%

Three and Six months Ended December 31, 2014 Compared to Three and Six months Ended December 31, 2013
Revenue. We generated net revenue of $48.2 million and $51.5 million during the three months ended December 31, 2014 and 2013, respectively. We generated net revenue of $99.9 million and $102.9 million during the six months ended December 31, 2014 and 2013, respectively. Foreign currency fluctuations negatively impacted our revenue $1.6 million or 3.1% and $2.3 million or 4.4% during the three and six months ended December 31, 2014, respectively.

Americas. The following table sets forth revenue for the three and six months ended December 31, 2014 and 2013 for the Americas region (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
United States	$33,704	$33,317	1.16%	$68,713	$66,796	2.9%
Other	1,336	1,101	21.34%	2,783	2,120	31.3%
Americas Total	$35,040	$34,418	1.8%	$71,496	$68,916	3.7%
Revenue in the Americas region for the three and six months ended December 31, 2014 increased $0.6 million or 1.8% and increased $2.6 million or 3.7% from the prior year same period. The increase in revenue is due to higher volume of product sales in the United States, Canada, and Mexico as compared to the prior year same period, including additional purchases associated with our new products, including our full line of anti-aging skin care products and revenue associated with the launch of our new energy drink.
Asia/Pacific. The following table sets forth revenue for the three and six months ended December 31, 2014 and 2013 for the Asia/Pacific region and its principal markets (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Japan	$10,441	$14,340	(27.2)%	$22,635	$28,920	(21.7)%
Hong Kong	1,453	1,900	(23.5)%	3,077	3,594	(14.4)%
Other	1,313	880	49.2%	2,672	1,436	86.1%
Asia/Pacific Total	$13,207	$17,120	(22.9)%	$28,384	$33,950	(16.4)%
Revenue in the Asia/Pacific region for the three and six months ended December 31, 2014 was negatively impacted approximately $1.5 million or 8.8% and $2.1 million or 6.2%, respectively, by foreign currency exchange rate fluctuations.
During the three and six months ended December 31, 2014 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $1.4 million or 10.0% and $2.0 million or 14.3%, respectively. In addition to the negative impact of foreign currency fluctuations, product sales decreased in Japan and Hong Kong. The negative impact of foreign currency rate fluctuations and decrease in product sales was partially offset by an increase in volume of product sales in Australia and the Philippines for the three and six months ended December 31, 2014 as compared to the prior year same period.
All of our sales and marketing efforts were directed toward building our network marketing sales. We expect increased revenue in the Americas region as we continue to focus on our growth initiatives, specifically on product development, sales and marketing, and geographic support and expansion. We also expect increased revenue in Australia, Hong Kong, and the Philippines, of the Asia/Pacific region, as we continue to invest additional resources in these markets to support and strengthen our sales and marketing efforts locally.
We continue to face significant challenges in our Japan market, with our biggest challenge being the contraction in revenue.  We believe that continued attempts by former distributors, including two previous lead distributors, who terminated their distributorships in June 2014 after being suspended for ongoing violations of our policies and procedures, to recruit our distributors to another network marketing company has continued to be a distraction in the market.
While there is some uncertainty regarding the full impact these distractions will have on future revenue, we are taking actions to mitigate the impact.  We have commenced and continue legal action against the company to which some of our former distributor leaders have moved, but anticipate that will take time to complete.  In addition, we are working to unify the Japan distributor base, starting with our distributor leaders in the market.  We have restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities.  In addition to promoting greater leadership and unity in the market, we are creating country-specific marketing tools and materials that we believe will be of great benefit to the distributors as they build their businesses.  We expect a decrease in Japan revenue for fiscal year 2015 as compared to fiscal year 2014.

Gross Margin. Our gross profit percentage for the three months ended December 31, 2014 and 2013 was 84.5% and 84.6%, respectively. Our gross profit percentage for the six months ended December 31, 2014 and 2013 was 86.8% and 84.7%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2014 remained consistent at 15.5% compared to 15.4% for the three months ended December 31, 2013 and decreased for the six months ended December 31, 2014 to 13.2% from 15.3% for the six months ended December 31, 2013. The decrease for the six months ended December 31, 2014 was primarily due to settlement proceeds of approximately $2 million received in September 2014, related to the product recall that occurred in December 2012.
Operating Expenses. Total operating expenses during the three months ended December 31, 2014 were $37.7 million as compared to operating expenses of $38.4 million during the three months ended December 31, 2013. Total operating expenses during the six months ended December 31, 2014 were $75.9 million as compared to operating expenses of $76.9 million during the six months ended December 31, 2013. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
The decrease in operating expenses is primarily due to a decrease in commission expense, partially offset by an increase in selling, general and administrative expenses. Operating expenses as a percentage of revenue increased to 78.1% for the three months ended December 31, 2014 from 74.6% for the three months ended December 31, 2013 and increased to 75.9% for the six months ended December 31, 2014 from 74.74% for the six months ended December 31, 2013. The increase, as a percentage of revenue, is due primarily to the increase in selling, general and administrative expenses relative to the decrease in revenue.
Commission and Incentives. Commission and incentives expenses during the three months ended December 31, 2014 were $23.2 million as compared to commission and incentives expenses of $25.4 million for the three months ended December 31, 2013. Commission and incentives expenses during the six months ended December 31, 2014 were $47.8 million as compared to commission and incentives expenses of $50.8 million for the six months ended December 31, 2013.
The decrease in commission and incentives expenses for the three and six months ended December 31, 2014 was due primarily to decreased commission expenses related to the lower revenue in the Japan market.
We expect our commission and incentives expenses to increase slightly during the remainder of fiscal 2015, as compared to the same period in fiscal 2014, as we continue to focus our efforts on increasing revenue through growth and retention both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2014 were $14.5 million as compared to selling, general and administrative expenses of $13.0 million for the three months ended December 31, 2013. Selling, general and administrative expenses during the six months ended December 31, 2014 were $28.1 million as compared to selling, general and administrative expenses of $26.1 million for the six months ended December 31, 2013.
The increase in selling, general and administrative expenses during the three and six months ended December 31, 2014, compared to the prior year same period, was due primarily to increases in sales and marketing related expenses. These increases were partially offset by decreases in other general and administrative expenses.
Sales and marketing expenses were higher primarily as a result of costs associated with our sponsorship of the Major League Soccer team, Real Salt Lake, higher costs for our Elite Academy event that occurred during October 2014 and an increase in contract labor associated with our customer service call center. These expenses were partially offset by a decrease in salaries and wages in the sales and marketing departments.
Other general and administrative expenses decreased primarily as a result of lower salaries and wages, stock compensation expense, and other third party professional services. These expenses were partially offset by an increase in rent and legal expenses.
We expect our sales and marketing expenses to continue to increase slightly as we remain focused on investing in our strategic initiatives of new product innovation, investing in and strengthening our sales and marketing efforts, and strengthening and expanding our geographic reach.
Total Other Income (Expense). During the three and six months ended December 31, 2014 we recognized net other expenses of $1.0 million and $1.6 million, respectively, as compared to net other expenses of $0.4 million and $0.3 million for the three and six months ended December 31, 2013, respectively.

Total other income (expense) for the three months ended December 31, 2014 consisted primarily of interest expense and net currency losses. Total other income (expense) for the six months ended December 31, 2014 consisted primarily of interest expense.
The following table sets forth interest expense for the three and six months ended December 31, 2014 and 2013 (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Contractual interest expense:
2013 Term Loan	$673	$753	$1,372	$753
Amortization of deferred financing fees:
2013 Term Loan	63	39	124	39
Amortization of debt discount:
2013 Term Loan	49	30	97	30
Other	—	11	—	14
Total interest expense	$785	$833	$1,593	$836
Income Tax Expense. We recognized income tax expense of $0.6 million and $3.0 million for the three and six months ended December 31, 2014 as compared to income tax expense of $1.5 million and $3.4 million for the three and six months ended December 31, 2013.
The effective tax rate was 28.5% and 32.9%, respectively, of pre-tax income during the three and six months ended December 31, 2014, compared to 31.6% and 34.0% for the same prior year periods. The decrease in the effective tax rate for the three and six months ended December 31, 2014 consisted primarily of a benefit from a federal research credit and other discrete items.
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
As of December 31, 2014, our available liquidity was $18.6 million, including available cash and cash equivalents. This represented a decrease of $1.7 million from the $20.4 million in cash and cash equivalents as of June 30, 2014.
During the six months ended December 31, 2014, our net cash provided by operating activities was $8.0 million as compared to net cash provided by operating activities of $6.9 million during the six months ended December 31, 2013.
During the six months ended December 31, 2014, our net cash used in investing activities was $0.9 million, due to the purchase of fixed assets. During the six months ended December 31, 2013, our net cash used in investing activities was $0.7 million due to the purchases of fixed assets.
Cash used in financing activities during the six months ended December 31, 2014 was $8.8 million compared to cash provided by financing activities of $2.3 million during the six months ended December 31, 2013. Cash used in financing activities during the six months ended December 31, 2014 included $2.4 million in principal payments on the Term Loan entered into in October 2013 and $6.6 million in share repurchases of our common stock. Cash used in financing activities was partially offset by proceeds from the exercise of stock options.
At December 31, 2014 and June 30, 2014, the total amount of our foreign subsidiary cash was $4.4 million and $2.8 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2014, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At December 31, 2014, we had working capital (current assets minus current liabilities) of $17.1 million, compared to working capital of $17.3 million at June 30, 2014. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan” and collectively with the Term Loan, the “Credit Facility”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan was reduced to zero, if earlier. We did not borrow any amounts under the Delayed Draw Term Loan.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. At December 31, 2014, we were in compliance with the applicable non-financial and restrictive covenants under the Term Loan. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) amount greater than $19.7 million for the four consecutive fiscal quarters ending December 31, 2014. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending June 30, 2016 and each period of four consecutive fiscal quarters ending each September 30, December 31, March 31, and June 30, thereafter;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 2.04 to 1.00 for the quarter ended December 31, 2014. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.20 to 1.00 for the four consecutive fiscal quarters ending December 31, 2014. Our fixed charge requirement remains level through the quarter ended December 31, 2014, after which it increases to 1.25 to 1.00 thereafter; and

•	Have no less than $10 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
At December 31, 2014, we were in compliance with the applicable financial covenants under the Credit Facility. We experienced a decline in consolidated EBITDA for the three months ended December 31, 2014, relative to the prior quarter. We expect that consolidated EBITDA for future quarterly periods will improve relative to the three months ended December 31, 2014. However, without an improvement to consolidated EBITDA we may be unable to meet the consolidated EBITDA target in future periods.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2014, our shipment of products sold totaling $14.6 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months. We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at December 31, 2014, compared with $0.6 million at June 30, 2014.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $17,000 of obsolescence costs for the three months ended December 31, 2014.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$28,475	$4,700	$23,775	$—	$—
Interest on long-term debt obligations	6,934	2,409	4,525	—	—
Operating lease obligations	15,341	2,530	5,786	3,937	3,088
Total	$50,750	$9,639	$34,086	$3,937	$3,088

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
Foreign Currency Risk
During the six months ended December 31, 2014, approximately 31.2% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2014 we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our six months ended December 31, 2014 revenue, in the amount of $2.8 million.
Interest Rate Risks
As of December 31, 2014, we had $28.5 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of December 31, 2014, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.3 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, warrants representing the right to purchase 1,675,000 shares of our common stock were exercised on a cashless basis and issued into 1,048,558 unregistered shares of our common stock. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof. During the same period, warrants representing the right to purchase 250,000 shares were exercised on a cash basis. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended December 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	1,555,476	$1.29	1,555,476	$—
November 1, 2014 to November 30, 2014	621,100	$1.34	621,100	$6,165,202
December 1, 2014 to December 31, 2014	1,299,110	$1.37	1,299,110	$4,390,550
Total	3,475,686	$1.33	3,475,686

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On June 3, 2014, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $4.0 million of shares of our common stock prior to December 31, 2014. As part of that repurchase plan, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. During the three and six months ended December 31, 2014, we purchased 1.6 million and 3.0 million shares, respectively, of our common stock at an aggregate purchase price of $2.0 million and $4.0 million, respectively, representing the entire amount authorized under this repurchase program.

On November 6, 2014, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $7 million of shares of our common stock prior to February 13, 2015. As part of that repurchase plan, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2014, we had purchased 1.9 million shares of its common stock at an aggregate purchase price of approximately $2.6 million under the pre-arranged stock repurchase plan. At December 31, 2014 there is $4.4 million remaining under this program for repurchases.
During the quarter ended December 31, 2014, we withheld 10,480 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: February 4, 2015	/s/ Dave S. Manovich
Dave S. Manovich Executive Vice Chairman (Principal Executive Officer)

Date: February 4, 2015	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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