Form 10-Q
period 2015-03-31
Lifevantage Corp
filed 2015-05-06
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2015 was 97,021,189.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	We may be unable to manage our growth and expansion;

•	We may not succeed in growing existing markets or opening new international markets;

•	We may not succeed in expanding our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to comply with financial covenants imposed by our credit facility;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	We may be unable to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product;

•	Our inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Our dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities may prohibit or severely restrict business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Legal proceedings may be expensive and time consuming;

•	Our business is subject to strict government regulations;

•	Regulations governing the production or marketing of our products;

•	We are subject to the risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of, or inability to attract, key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Our inability to regain compliance with the Nasdaq Capital Market continued listing standards;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2014 and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	March 31, 2015	June 30, 2014
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$15,353	$20,387
Accounts receivable	1,258	1,317
Income tax receivable	3,490	4,681
Inventory	10,899	8,826
Current deferred income tax asset	158	158
Prepaid expenses and deposits	3,699	4,604
Total current assets	34,857	39,973

Property and equipment, net	6,239	6,941
Intangible assets, net	1,913	2,014
Deferred debt offering costs, net	1,164	1,353
Long-term deferred income tax asset	1,285	1,285
Other long-term assets	1,468	2,433
TOTAL ASSETS	$46,926	$53,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,723	$2,854
Commissions payable	6,719	7,594
Other accrued expenses	6,154	7,554
Current portion of long-term debt	9,200	4,700
Total current liabilities	24,796	22,702

Long-term debt
Principal amount	18,100	26,125
Less: unamortized discount	(905)	(1,052)
Long-term debt, net of unamortized discount	17,195	25,073
Other long-term liabilities	2,105	2,234
Total liabilities	44,096	50,009
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 96,985 and 102,173 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	97	102
Additional paid-in capital	117,248	115,244
Accumulated deficit	(114,321)	(111,240)
Accumulated other comprehensive loss	(194)	(116)
Total stockholders’ equity	2,830	3,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,926	$53,999
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
(In thousands, except per share data)
Revenue, net	$45,155	$55,064	$145,035	$157,930
Cost of sales	7,552	8,459	20,717	24,212
Gross profit	37,603	46,605	124,318	133,718
Operating expenses:
Commissions and incentives	21,637	26,760	69,406	77,558
Selling, general and administrative	14,481	15,378	42,572	41,457
Total operating expenses	36,118	42,138	111,978	119,015
Operating income	1,485	4,467	12,340	14,703
Other income (expense):
Interest expense	(748)	(1,160)	(2,341)	(1,996)
Other income (expense), net	(13)	(118)	(56)	391
Total other income (expense)	(761)	(1,278)	(2,397)	(1,605)
Income before income taxes	724	3,189	9,943	13,098
Income tax expense	(151)	(695)	(3,182)	(4,066)
Net income	$573	$2,494	$6,761	$9,032
Net income per share:
Basic	$0.01	$0.02	$0.07	$0.08
Diluted	$0.01	$0.02	$0.07	$0.08
Weighted-average shares outstanding:
Basic	96,069	101,594	97,785	107,385
Diluted	97,725	106,578	99,793	113,717
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	103	(78)	(363)
Other comprehensive income (loss), net of tax	$1	$103	$(78)	$(363)
Comprehensive income	$574	$2,597	$6,683	$8,669
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2014	102,173	$102	$115,244	$(111,240)	$(116)	$3,990
Stock-based compensation	—	—	1,432	—	—	1,432
Exercise of options and warrants	2,578	3	572	—	—	575
Issuance of shares related to restricted stock	325	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(538)	—	—	—	—	—
Repurchase of company stock	(7,553)	(8)	—	(9,842)	—	(9,850)
Currency translation adjustment	—	—	—	—	(78)	(78)
Net income	—	—	—	6,761	—	6,761
Balances, March 31, 2015	96,985	$97	$117,248	$(114,321)	$(194)	$2,830
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2015	2014
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,761	$9,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,738	1,527
Stock-based compensation	1,505	2,169
Amortization of deferred financing fees	189	99
Amortization of debt discount	147	76
Changes in operating assets and liabilities:
Decrease / (increase) in receivables	1,130	(189)
Decrease / (increase) in inventory	(2,502)	1,858
Decrease / (increase) in prepaid expenses and deposits	793	(2,719)
Decrease / (increase) in long-term assets	813	(1,645)
Decrease in accounts payable	(67)	(2,527)
Increase / (decrease) in accrued expenses	(1,488)	2,596
Decrease in other long-term liabilities	(58)	(100)
Net Cash Provided by Operating Activities	8,961	10,177
Cash Flows from Investing Activities:
Purchase of equipment	(1,103)	(1,671)
Net Cash Used in Investing Activities	(1,103)	(1,671)
Cash Flows from Financing Activities:
Proceeds from term loan	—	45,825
Payment of deferred financing fees	—	(1,511)
Excess tax benefit from stock-based compensation	148	—
Repurchase of company stock	(9,850)	(43,170)
Payment on term loan	(3,525)	(1,175)
Exercise of options and warrants	428	1,239
Net Cash (Used in) / Provided by Financing Activities	(12,799)	1,208
Foreign Currency Effect on Cash	(93)	(332)
Increase (Decrease) in Cash and Cash Equivalents:	(5,034)	9,382
Cash and Cash Equivalents — beginning of period	20,387	26,299
Cash and Cash Equivalents — end of period	$15,353	$35,681
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$1,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,004	$1,821
Cash paid for income taxes	$1,816	$3,461
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to independent distributors and preferred customers located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico and Thailand.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, and Axio®, our energy drink mixes.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of March 31, 2015, and the results of operations for the three and nine months ended March 31, 2015 and 2014 and the cash flows for the nine months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations. Net foreign currency losses of $0.1 million and $0.4 million are recorded in other income (expense), net for the three and nine months ended March 31, 2015, respectively.

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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in March 2015 and were not designated for hedge accounting. For the three and nine months ended March 31, 2015, a realized loss of $0.1 million and a gain of $0.3 million, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at March 31, 2015.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2015, the Company had $11.8 million in cash accounts that were held primarily at one financial institution and $3.6 million in accounts at other financial institutions. As of March 31, 2015 and June 30, 2014, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2015 and June 30, 2014 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of March 31, 2015 is not necessary. No bad debt expense has been recorded for the periods ended March 31, 2015 and March 31, 2014.
Inventory
As of March 31, 2015 and June 30, 2014, inventory consisted of (in thousands):

	March 31, 2015	June 30, 2014
Finished goods	$7,185	$4,749
Raw materials	3,714	4,077
Total inventory	$10,899	$8,826
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.4 million and $0.7 million at March 31, 2014 and June 30, 2014, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. With some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2015 and June 30, 2014, the Company’s reserve balance for returns and allowances was approximately $0.1 million and $0.6 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine months ended March 31, 2015 and 2014 were approximately $1.8 million and $1.5 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. The Company recognizes stock-based compensation, net of any estimated forfeitures, over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. For awards with market conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market conditions are satisfied.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of restricted stock units granted that include market conditions is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield, with further adjustments made to reflect the market conditions that must be satisfied in order for the restricted stock units to vest by using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient. The fair value of performance-based awards to be paid in cash, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation as needed.
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
For the nine months ended March 31, 2015 and 2014 the Company recognized income tax expense of $3.2 million and $4.1 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the nine months ended March 31, 2015 effective rate of 32.0% and the Federal statutory rate of 35.0% is due primarily to return to provision adjustments and other discrete items.
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
For the three and nine months ended March 31, 2015 the effects of approximately 2.8 million and 2.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and nine months ended March 31, 2014 the effects of approximately 2.1 million and 0.9 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income	$573	$2,494	$6,761	$9,032
Denominator:
Basic weighted-average common shares outstanding	96,069	101,594	97,785	107,385
Effect of dilutive securities:
Stock awards and options	1,166	1,974	1,500	2,929
Warrants	490	3,010	508	3,403
Diluted weighted-average common shares outstanding	97,725	106,578	99,793	113,717
Net income per share, basic	$0.01	$0.02	$0.07	$0.08
Net income per share, diluted	$0.01	$0.02	$0.07	$0.08
Segment Information
The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its global network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in two geographic regions: Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Americas	$32,901	$32,641	$104,397	$101,557
Asia/Pacific	12,254	22,423	40,638	56,373
Total revenues	$45,155	$55,064	$145,035	$157,930
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
United States	$31,715	$31,619	$100,428	$98,415
Japan	$9,678	$19,202	$32,313	$48,122
As of March 31, 2015 long-lived assets were $8.0 million in the United States and $1.6 million in Japan. As of June 30, 2014 long-lived assets were $9.8 million in the United States and $2.3 million in Japan.
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
In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance eliminates from GAAP the concept of extraordinary and unusual items, and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 825-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update will become effective for the Company in the first quarter of fiscal 2016 and requires retrospective application. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
On May 1, 2015 the Company entered into an Amendment No 1 to Financing Agreement (the "Amendment"). The Amendment revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. The Amendment also revised the minimum unrestricted cash and cash equivalents that the Company is required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, the Amendment required that the Company make certain accelerated principal payments on the Term Loan totaling $4.5 million during the Company's fourth fiscal quarter.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The Term loan bears interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the nine months ended March 31, 2015 the average interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. As of March 31, 2015 the Company was in compliance with all applicable covenants including those under the amended Credit Facility.
During the nine months ended March 31, 2015, the Company recorded interest expense of $0.3 million related to transaction costs associated with the 2013 Credit Facility. At March 31, 2015, the Company had unamortized transaction costs totaling $2.1 million included in the consolidated balance sheet. The remaining balance will be amortized to interest expense using the interest method.

The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining three months ending June 30, 2015)	$5,675
2016	4,700
2017	4,700
2018	4,700
2019	7,525
Thereafter	—
$27,300

Note 4 — Stockholders’ Equity
During the three and nine months ended March 31, 2015 the Company issued 0.1 million and 0.3 million shares, respectively, of restricted stock and 1.1 million and 2.6 million shares, respectively, of common stock upon the exercise of warrants and options. During the three and nine months ended March 31, 2015, 451,000 and 538,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On June 3, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $4.0 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on December 31, 2014. Pursuant to the program, the Company purchased 3.0 million shares of its common stock at an aggregate purchase price of $4.0 million, representing the entire amount authorized under the program for repurchases.
On November 6, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $7.0 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on February 13, 2015. Pursuant to the program, the Company purchased 4.5 million shares of its common stock at an aggregate purchase price of $5.9 million. The remaining $1.1 million authorized under this program for repurchases was unused.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2015, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 10.0 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2015 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.1 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. At the Company's annual meeting of shareholders in November 2014, its shareholders approved a 3.6 million increase in the number of shares available for issuance under the 2010 Plan, increasing the number of shares reserved from 6.9 million to 10.5 million. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2015 there were awards outstanding, net of awards expired, for an aggregate of 2.8 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and nine months ended March 31, 2015, stock-based compensation of $0.6 million and $1.4 million was reflected as an increase to additional paid-in capital and a decrease of $34,000 and an increase of $73,000 were included in other accrued expenses, all of which was employee related. For the three and nine months ended March 31, 2014, stock-based compensation of $0.6 million and $2.0 million, was reflected as an increase to additional paid-in capital, all of which was employee related.
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
Our revenue depends on the number and productivity of our independent distributors and the number of our preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including Protandim®, LifeVantage TrueScience®, and Axio®;
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our continued growth that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.

We have begun selling our products and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong, Thailand and, on a limited basis, the Philippines. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are Protandim®, the LifeVantage TrueScience® skin care regimen, Canine Health®, and Axio®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and our enhanced TrueScience® Anti-Aging Cream. Axio® is our energy drink mix formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and preferred customers.
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

	Active Independent Distributors By Region
	March 31,
	2015		2014		Change from Prior Year	Percent Change
Americas	44,000	66.7%	43,000	58.9%	1,000	2.3%
Asia/Pacific	22,000	33.3%	30,000	41.1%	(8,000)	(26.7)%
	66,000	100.0%	73,000	100.0%	(7,000)	(9.6)%

	Active Preferred Customers By Region
	March 31,
	2015		2014		Change from Prior Year	Percent Change
Americas	93,000	81.6%	106,000	79.1%	(13,000)	(12.3)%
Asia/Pacific	21,000	18.4%	28,000	20.9%	(7,000)	(25.0)%
	114,000	100.0%	134,000	100.0%	(20,000)	(14.9)%

Three and Nine Months Ended March 31, 2015 Compared to Three and Nine Months Ended March 31, 2014
Revenue. We generated net revenue of $45.2 million and $55.1 million during the three months ended March 31, 2015 and 2014, respectively. We generated net revenue of $145.0 million and $157.9 million during the nine months ended

March 31, 2015 and 2014, respectively. Foreign currency fluctuations negatively impacted our revenue $1.8 million or 3.2% and $4.0 million or 7.3% during the three and nine months ended March 31, 2015, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2015 and 2014 for the Americas region (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
United States	$31,715	$31,619	0.3%	$100,428	$98,415	2.0%
Other	1,186	1,022	16.0%	3,969	3,142	26.3%
Americas Total	$32,901	$32,641	0.8%	$104,397	$101,557	2.8%
Revenue in the Americas region for the three and nine months ended March 31, 2015 increased $0.3 million or 0.8% and increased $2.8 million or 2.8% from the prior year same period. The increase in revenue is due to higher volume of product sales in the United States, Canada, and Mexico as compared to the prior year same periods.
Asia/Pacific. The following table sets forth revenue for the three and nine months ended March 31, 2015 and 2014 for the Asia/Pacific region and its principal markets (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Japan	$9,678	$19,202	(49.6)%	$32,313	$48,122	(32.9)%
Hong Kong	1,469	2,278	(35.5)%	4,546	5,872	(22.6)%
Other	1,107	943	17.4%	3,779	2,379	58.8%
Asia/Pacific Total	$12,254	$22,423	(45.4)%	$40,638	$56,373	(27.9)%
Revenue in the Asia/Pacific region for the three and nine months ended March 31, 2015 was negatively impacted approximately $1.6 million or 7.2% and $3.7 million or 6.6%, respectively, by foreign currency exchange rate fluctuations.
During the three and nine months ended March 31, 2015 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $1.6 million or 8.1% and $3.6 million or 18.8%, respectively. In addition to the negative impact of foreign currency fluctuations, product sales volume decreased in Japan and Hong Kong. Revenue for the three months ended March 31, 2014 included increased sales volume from distributors and preferred customers in anticipation of a previously announced price increase that took effect on April 1, 2014. The negative impact of foreign currency rate fluctuations and the decrease in product sales were partially offset by an increase in volume of product sales in Australia and the Philippines for the three and nine months ended March 31, 2015, respectively, as compared to the prior year same periods.
All of our sales and marketing efforts continue to be directed toward building our network marketing sales. We expect increased revenue in the Americas region as we continue to focus on our growth initiatives, specifically product development and sales and marketing. We expect revenue in Australia, Hong Kong, and the Philippines to remain consistent with the revenue generated in those countries for the three month ended March 31, 2015 as we continue to provide similar levels of support as previous periods.
We continue to face significant challenges in our Japan market, with our biggest challenge being the contraction in revenue.  We believe that continued attempts by former distributors, including two previous lead distributors, who terminated their distributorships in June 2014 after being suspended for ongoing violations of our policies and procedures, to recruit our distributors to another network marketing company has continued to be a distraction in that market.
While there continues to be uncertainty regarding the full impact these distractions will have on future revenue, we have taken actions to mitigate the impact and we continue to monitor the progress of these actions.  We have commenced and continue legal action against the company to which some of our former distributor leaders have moved, but anticipate that will take time to complete.  In addition, we are working to unify our Japan distributor base, starting with our distributor leaders in the market.  We have restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities.  In addition to promoting greater leadership and unity in the market, we are focused on creating country-specific marketing tools and materials that we believe will be of significant benefit to our distributors as they build their businesses.  We expect a decrease in Japan revenue for fiscal year 2015 as compared to fiscal year 2014.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2015 and 2014 was 83.3% and 84.6%, respectively. Our gross profit percentage for the nine months ended March 31, 2015 and 2014 was 85.7% and 84.7%, respectively.
As a percentage of total revenues, cost of sales for the three months ended March 31, 2015 increased to 16.7% compared to 15.4% for the three months ended March 31, 2014 and decreased for the nine months ended March 31, 2015 to 14.3% from 15.3% for the nine months ended March 31, 2014. The increase in cost of sales for the three months ended March 31, 2015, as compared to the prior year same period, is due primarily to benefits associated with the rework of previously recalled inventory as well as initial cost recoveries from insurance of approximately $0.5 million that were recognized in the prior year, reducing that period's cost of sales.
The decrease for the nine months ended March 31, 2015 was primarily due to settlement proceeds of approximately $2 million received in September 2014, related to the product recall that occurred in December 2012.
Operating Expenses. Total operating expenses during the three months ended March 31, 2015 were $36.1 million as compared to operating expenses of $42.1 million during the three months ended March 31, 2014. Total operating expenses during the nine months ended March 31, 2015 were $112.0 million as compared to operating expenses of $119.0 million during the nine months ended March 31, 2014. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Operating expenses as a percentage of revenue increased to 80.0% for the three months ended March 31, 2015 from 76.5% for the three months ended March 31, 2014 and increased to 77.2% for the nine months ended March 31, 2015 from 75.4% for the nine months ended March 31, 2014. The increase is due primarily to a higher rate of decline in revenue relative to the rate of decline in selling, general administrative expenses as well as additional costs associated with marketing events held during the three months ended March 31, 2015 as compared to the prior year period.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2015 were $21.6 million as compared to commissions and incentives expenses of $26.8 million for the three months ended March 31, 2014. Commissions and incentives expenses during the nine months ended March 31, 2015 were $69.4 million as compared to commissions and incentives expenses of $77.6 million for the nine months ended March 31, 2014.
The decrease in commissions and incentives expenses for the three and nine months ended March 31, 2015 was due primarily to decreased commission expenses related to the lower revenue in the Japan market.
We expect our commissions and incentives expenses to increase slightly during the remainder of fiscal 2015, as compared to the same period in fiscal 2014, as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2015 were $14.5 million as compared to selling, general and administrative expenses of $15.4 million for the three months ended March 31, 2014. Selling, general and administrative expenses during the nine months ended March 31, 2015 were $42.6 million as compared to selling, general and administrative expenses of $41.5 million for the nine months ended March 31, 2014.
The decrease in selling, general and administrative expenses during the three months ended March 31, 2015, compared to the prior year same period, was due primarily to decreases in other general and administrative expenses. These decreases were partially offset by increases in sales and marketing expenses.
Other general and administrative expenses decreased primarily as a result of lower salaries and wages, stock compensation expense and bank fees. These expenses were partially offset by an increase in third-party professional fees and severance costs related to the separation of the President and Chief Executive Officer that occurred during the three months ended March 31, 2015.
Sales and marketing expenses were higher primarily as a result of higher costs for our U.S. and Japan Elite Academies and the U.S. Woman's events that occurred during the three months ended March 31, 2015. These increases were partially offset by a decrease in promotion related expenses.
Sales and marketing expenses for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 were higher primarily as a result of costs associated with our sponsorship of the Major League Soccer team, Real Salt Lake, higher costs for our Elite Academy events that occurred during fiscal year 2015 and an increase in contract labor costs associated with our customer service call center. These expenses were partially offset by a decrease in salaries and wages in the sales and marketing departments.
We expect our sales and marketing expenses to remain consistent as we remain focused on investing in our strategic initiatives of new product innovation, investing in and strengthening our sales and marketing efforts, and strengthening and expanding our geographic reach.
Total Other Income (Expense). During the three and nine months ended March 31, 2015 we recognized net other expenses of $0.8 million and $2.4 million, respectively, as compared to net other expenses of $1.3 million and $1.6 million for the three and nine months ended March 31, 2014, respectively.
Total other income (expense) for the three and nine months ended March 31, 2015 consisted primarily of interest expense and net currency losses.
The following table sets forth interest expense for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Contractual interest expense:
2013 Term Loan	$632	$1,047	$2,004	$1,800
Amortization of deferred financing fees:
2013 Term Loan	65	60	189	99
Amortization of debt discount:
2013 Term Loan	50	46	147	76
Other	1	7	1	21
Total interest expense	$748	$1,160	$2,341	$1,996
Income Tax Expense. We recognized income tax expense of $0.2 million and $3.2 million for the three and nine months ended March 31, 2015 as compared to income tax expense of $0.7 million and $4.1 million for the three and nine months ended March 31, 2014.
The effective tax rate was 20.9% and 32.0%, respectively, of pre-tax income during the three and nine months ended March 31, 2015, compared to 21.8% and 31.0% for the same prior year periods. The decrease in the effective tax rate for the three months ended March 31, 2015 consisted primarily of a change in the annual estimated pre-tax income and a change in the applied federal rate, which is a result of the decrease in estimated pre-tax income. The decrease was partially offset by increases resulting from return to provision adjustments and other discrete items. The increase in the effective tax rate for the nine months ended March 31, 2015 consisted primarily of return to provision adjustments and other discrete items.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to service our debt and finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures, to service our debt and stock repurchases. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of March 31, 2015, our available liquidity was $15.4 million, including available cash and cash equivalents. This represented a decrease of $5.0 million from the $20.4 million in cash and cash equivalents as of June 30, 2014.
During the nine months ended March 31, 2015, our net cash provided by operating activities was $9.0 million as compared to net cash provided by operating activities of $10.2 million during the nine months ended March 31, 2014.
During the nine months ended March 31, 2015, our net cash used in investing activities was $1.1 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2014, our net cash used in investing activities was $1.7 million, as a result of the purchases of fixed assets.

Cash used in financing activities during the nine months ended March 31, 2015 was $12.8 million compared to cash provided by financing activities of $1.2 million during the nine months ended March 31, 2014. Cash used in financing activities during the nine months ended March 31, 2015 included $3.5 million in principal payments on the Term Loan entered into in October 2013 and $9.9 million in share repurchases of our common stock. Cash used in financing activities was partially offset by proceeds from the exercise of stock options and warrants.
At March 31, 2015 and June 30, 2014, the total amount of our foreign subsidiary cash was $3.7 million and $4.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of March 31, 2015, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At March 31, 2015, we had working capital (current assets minus current liabilities) of $10.1 million, compared to working capital of $17.3 million at June 30, 2014. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date (as defined in the Financing Agreement) until October 18, 2014 or until the Delayed Draw Term Loan was reduced to zero, if earlier. We did not borrow any amounts under the Delayed Draw Term Loan.
On May 1, 2015 we entered into an Amendment No 1 to Financing Agreement (the "Amendment" and collectively with the Term Loan, the "Credit Facility"). The Amendment revised the covenants relating to minimum consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million. The Amendment also revised the minimum unrestricted cash and cash equivalents that we are required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, the Amendment required that we make certain accelerated principal payments on the Term Loan totaling $4.5 million during our fourth fiscal quarter of 2015.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. As of March 31, 2015, we were in compliance with the applicable non-financial and restrictive covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, after giving effect to the Amendment, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) of at least $17.0 million for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending June 30, 2016 and each period of four consecutive fiscal quarters ending each September 30, December 31, March 31, and June 30, thereafter;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 1.90 to 1.00 for the quarter ended March 31, 2015. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•	Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.25 to 1.00 for the four consecutive fiscal quarters ending March 31, 2015; and

•	Have no less than $8.0 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.
As of March 31, 2015 the Company was in compliance with all applicable financial covenants including those under the amended Credit Facility. We anticipate that in the absence of a significant increase to our consolidated EBITDA we likely will not meet our consolidated EBITDA covenants for the reporting periods subsequent to June 30, 2015. We are currently working with our lender to further revise our financial covenants under the Credit Facility. While we expect to be successful in negotiating with our lender to revise the consolidated EBITDA covenant to a level that will be achievable in light of our current business, it is possible that these negotiations will be unsuccessful.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. With some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of March 31, 2015, our shipment of products sold totaling $15.2 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months. We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at March 31, 2015, compared with $0.6 million at June 30, 2014.
Inventory Valuation
We value our inventory at the lower of cost or market value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.2 million of obsolescence costs for the three months ended March 31, 2015.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2015 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$27,300	$9,200	$18,100	$—	$—
Interest on long-term debt obligations	4,917	1,946	2,971	—	—
Operating lease obligations	14,514	2,465	5,335	3,970	2,744
Total	$46,731	$13,611	$26,406	$3,970	$2,744
Recently Issued Accounting Standards
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We conduct business in several countries and intend to continue to grow our international operations. Net revenue, operating income and net income are affected by fluctuations in currency exchange rates and other uncertainties in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.
Foreign Currency Risk
During the nine months ended March 31, 2015, approximately 30.7% of our net sales were realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2015 we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our nine months ended March 31, 2015 revenue, in the amount of $4.0 million.
Interest Rate Risks
As of March 31, 2015, we had $27.3 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of March 31, 2015, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.2 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with our business previously disclosed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
The failure to maintain compliance with the continued listing standards of the Nasdaq Capital Market could result in delisting and adversely affect the market price and liquidity of our common stock.
Our common stock is currently listed on the Nasdaq Capital Market. To maintain our listing on the Nasdaq Capital Market we are required to meet its continued listing standards, including, among others, Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum closing bid price of $1.00 per share (the “Bid Price Rule”).
On April 1, 2015, we received a written notice from Nasdaq notifying us that we had not been in compliance with the Bid Price Rule for a period of 30 consecutive days. The notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 days from the date of the written notice, or until September 28, 2015, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day compliance period. If we do not regain compliance with the Bid Price Rule during the compliance period ending September 28, 2015, we may be afforded a second compliance period of 180 days if we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and (ii) notify Nasdaq of our intent to cure the deficiency.
We may be unable to regain compliance with the Bid Price Rule during the compliance period(s), in which case we anticipate Nasdaq will commence proceedings to delist our common stock from the Nasdaq Capital Market. If our common stock is delisted, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could decline significantly.
We may not be able to comply with the financial covenants set forth in the Financing Agreement.

The Financing Agreement we entered into in October 2013 contains financial covenants that require us to maintain specified financial ratios and satisfy certain financial condition tests. For example, the Financing Agreement originally required us to have a minimum consolidated EBITDA for the four consecutive fiscal quarters ended March 31, 2015 of at least $20.6 million. We were not in compliance with this financial covenant at March 31, 2015 and we entered into Amendment No. 1 to Financing Agreement on May 1, 2015 (the "Amendment") to remedy our noncompliance and to establish a lower EBITDA covenant for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015. The Amendment, however, did not revise the required minimum consolidated EBITDA for periods subsequent to June 30, 2015. If we are unable to further amend the Financing Agreement or significantly increase our revenue and manage our expenses, our consolidated EBITDA for periods subsequent to June 30, 2015 may not exceed the minimum consolidated EBITDA required by the Financing Agreement and, as a result, an event of default would exist under the Financing Agreement for which our lender could accelerate our repayment of the indebtedness. Our assets may not be sufficient to repay the indebtedness if the lender accelerate our repayment of the indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, warrants representing the right to purchase 1,155,625 shares of our common stock were exercised on a cashless basis and issued into 657,614 unregistered shares of our common stock. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof. During the same period, warrants representing the right to purchase 462,500 shares were exercised on a cash basis. The shares issued were exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.
The following table provides information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	1,446,500	$1.31	1,446,500	$2,207,663
February 1, 2015 to February 28, 2015	1,181,000	$1.14	1,181,000	$—
March 1, 2015 to March 31, 2015	—	$—	—	$—
Total	2,627,500	$1.23	2,627,500

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
On November 6, 2014, we announced that our board of directors authorized us to repurchase an aggregate amount of up to $7 million of shares of our common stock prior to February 13, 2015. As part of that repurchase authorization, we entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase plan terminated in accordance with its terms on February 13, 2015. Pursuant to the repurchase authorization of our board of directors, we purchased 4.5 million shares of our common stock at an aggregate purchase price of approximately $5.9 million under the pre-arranged stock repurchase plan. The remaining $1.1 million authorized under the program for repurchases was unused.

During the quarter ended March 31, 2015, we withheld 66,910 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 1, 2015, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into Amendment No. 1 to Financing Agreement (the "Amendment") with the lenders party thereto and TCW Special Situations, LLC, as collateral agent and administrative agent, pursuant to which certain amendments were made to the Financing Agreement dated October 18, 2013 (the "Financing Agreement"). The Amendment, among other things:

•Revises the required minimum Consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million;
•Reduces the required Qualified Cash (as defined in the Financing Agreement) of the Company and its subsidiaries from $10.0 million to $8.0 million; and
•Requires the Company to make certain accelerated principal payments on the Term Loan totaling $4.5 million during the Company’s fourth quarter of fiscal 2015.
The foregoing summary of Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated by this reference.
Item 6. Exhibits
See the exhibit index immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date: May 6, 2015	/s/ Dave S. Manovich
Dave S. Manovich Executive Vice Chairman (Principal Executive Officer)

Date: May 6, 2015	/s/ David S. Colbert
David S. Colbert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description

10.1
Amendment No. 1 to Financing Agreement, dated May 1, 2015, by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent

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

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and June 30, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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