Form 10-K
period 2015-06-30
Lifevantage Corp
filed 2015-09-01
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December, 31, 2014, the end of the registrant's second fiscal quarter, was approximately $128.5 million, based on a closing market price of $1.30 per share.
The number of shares of common stock (par value $0.001) outstanding as of August 27, 2015, was 97,537,215 shares.
________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2015 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, marketing, general and administrative costs and research and development spending; statements regarding expansion in new and existing markets; statements regarding our product development strategy; statements regarding the future performance of our business; and statements regarding future financial performance and results of operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to comply with financial covenants imposed by our credit facility;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with applicable legal requirements or our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Inability to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a single product for revenue;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our products;

•	Risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Our inability to regain compliance with the Nasdaq Capital Market continued listing standards;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico and Thailand.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of revolutionary anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, and Axio®, our energy drink mixes.
We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, we changed our name to LifeVantage Corporation. From our fiscal year 2005 until our fiscal year 2009, we marketed and sold a single product, Protandim®, through traditional retail stores. In October 2008, we announced that we were transitioning our business model from a traditional retail model to a network marketing model in which Protandim® would be sold primarily through our network of independent distributors. Since entering network marketing, we have increased our geographic reach by entering new international markets and increased our product offering by introducing additional scientifically-validated products.
Fiscal Year 2015 Highlights
We expanded our product offering in October 2014 by introducing Axio®, our energy mixes. Axio® is formulated to promote alertness and support mental performance. We currently have additional products in development. We intend to conduct additional research and development on these and other product candidates before introducing them through our network of independent distributors. We believe these new product lines, together with Protandim®, show our commitment to delivering scientifically backed products that help people feel, look and perform better.
We commenced our partnership with Real Salt Lake of Major League Soccer in January 2014. Our partnership with Real Salt Lake includes placement of our logo on the front of the team's jersey as well as strategic placement of our logo around the stadium and on televised broadcasts of games. During fiscal 2015, we expanded this partnership by hosting distributor recruiting events at Real Salt Lake games in the U.S. and Canada. We believe the partnership provides the LifeVantage brand with high-impact exposure and recognition in stadiums, on television, in advertising and through player appearances across the country and around the world.
We made significant changes to our executive management team during fiscal year 2015. Most significantly, in May 2015, we appointed Darren Jensen as our President and Chief Executive Officer. Prior to joining LifeVantage, Mr. Jensen has spent his entire career in the direct selling industry. Most recently, he served as President-Americas beginning in June 2014 and prior to that, Chief Sales Officer from September 2012 to June 2014 at Jeunesse Global, a personal care and nutrition direct selling company. Prior to Jeunesse, Mr. Jensen served as Chief Sales Officer at Ampegy, a direct selling company focused on the energy industry. Prior to Ampegy, Mr. Jensen served as Executive Vice President and Corporate General Manager at Agel Enterprises, a nutritional supplements direct selling company.
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

•
Our Products: We offer quality, scientifically-validated products focused on helping individuals look, feel and perform better. Protandim® is a patented dietary supplement clinically proven to combat oxidative stress, a natural consequence of cellular metabolism associated with many of the undesirable effects of aging. Our skin care line, LifeVantage TrueScience®, is a combination of scientifically based anti-aging skin care products formulated to target the visible signs of aging on the skin. Axio®, introduced in November 2014, is our new line of energy drink mixes formulated to promote alertness and support mental performance. Our companion pet supplement, Canine Health®, incorporates some of the same active ingredients as Protandim® to combat oxidative stress in dogs. We believe our significant number of preferred customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

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

•
Our Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our system of independent distributors, work to generate long-term value for our shareholders and contribute to the broader public through LifeVantage Legacy and other charitable programs. In turn, we offer competitive compensation, invest in our employees' careers and direct their focus on the long-term goals of our independent distributors and shareholders.

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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated, yet highly demonstrative products under the Protandim®, TrueScience®, Canine Health®, and Axio® federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas that help individuals feel, look and perform better, including exploring products focused on weight-loss and gut health. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
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
LifeVantage TrueScience®
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:

•	TrueScience® Ultra Gentle Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping natural oils in the skin.

•	TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.

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
Axio®
We introduced our energy drink, Axio®, in October 2014. Axio® is formulated to promote alertness and support mental performance. LifeVantage energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood. Axio® is derived from a unique combination of scientifically validated ingredients.
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
Product Return Policy
All products purchased directly from us include a customer satisfaction guarantee. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. In addition, our inventory repurchase program allows independent distributors who terminate their distributorship to return certain amounts of unopened, unexpired product purchased within the prior 12 months for a refund of the purchase price less a 10% restocking fee. The amount of inventory we will repurchase from an independent distributor is subject to specified consumption limitations.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2015, we had approximately 65,000 active independent distributors compared to approximately 68,000 active independent distributors as of June 30, 2014.
Independent Distributor Compensation
We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentives is one of the highest percentages reported in the direct selling industry. Some elements of our compensation plan are paid weekly. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to experience success quickly from their efforts. Our compensation plan is intended to appeal to a broad cross-section of people, particularly those seeking to supplement family income, start a home-

based business or pursue entrepreneurial opportunities full or part-time. Our independent distributors earn compensation on their product sales and product sales made by independent distributors within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us at our wholesale cost and selling that product to others at the retail cost. We generally pay commissions in the local currency of the independent distributor’s home country.
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. Our Master Track program is designed to increase our independent distributors' productivity and increase their potential for success. The Master Track program includes the following components:

•	Blueprint for Prosperity: professionally-designed training materials independent distributors can utilize in their sales efforts;

•	Pro Audio Series: our weekly audio series presented by our independent distributor leaders providing training and tips on becoming more productive independent distributors;

•	Premier Schools: monthly, company-sponsored events held throughout the U.S., and less frequently in Japan, designed to deliver training and motivation to independent distributors;

•	Elite Academy and Global Convention: quarterly and annual company-sponsored events intended to provide training and motivation to our independent distributors; and

•	Promotions and Incentive Trips: we hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals.
In addition to the Master Track program, we have an on-line media channel, LVN Media, through which we deliver educational and motivational content to our independent distributors. The Master Track program and LVN Media are important parts of our efforts to increase the productivity and potential for success of our independent distributors. We are evaluating how to incorporate new technology and training opportunities to improve distributor success.
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

We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months. As of June 30, 2015, we had approximately 115,000 active preferred customers compared to approximately 128,000 active preferred customers as of June 30, 2014.
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
Geographic Information
We currently sell and distribute products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico and Thailand. In fiscal year 2015, revenue generated in the United States accounted for approximately 70% of our total revenue and revenue generated from Japan accounted for approximately 22% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: Americas and Asia/Pacific. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the years ended June 30,
	2015		2014		2013
Americas	$138,118	72.6%	$141,227	66.0%	$133,046	63.9%
Asia/Pacific	52,218	27.4%	72,741	34.0%	75,132	36.1%
Total	$190,336	100%	$213,968	100%	$208,178	100%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our Consolidated Financial Statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 166 full-time employees as of June 30, 2015. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Canada, Philippines, Mexico and Thailand to market and sell our products.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
We currently outsource the manufacturing of Protandim® to multiple contract manufacturers and use a single contract manufacturer for each of our Canine Health®, Axio®and LifeVantage TrueScience® products. Our contract manufacturers of Protandim® have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
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
Our intellectual property is covered, in part, by six issued U.S. patents and five issued foreign patents in Australia, Canada, China, Japan and India. A corresponding foreign patent application is pending in Europe. Our patents and patent applications claim the benefit of priority of seven U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® formulation. The expected duration of our patent protection via granted patents is through approximately March 2025.
We also continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for Protandim®, LifeVantage®, and TrueScience® in many countries around the world, and we have pending trademark applications in many other countries. We anticipate seeking protection in other countries as we deem appropriate.
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
Personal Skin Care Market
In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based skin care products.
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
Energy Drink Market
We compete with large, well-known companies in the energy drink market. Most of the companies we compete with in the energy drink market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based energy drink product. Axio is a no sugar, low-carbohydrate and low calorie energy drink that is also non-GMO, gluten-free and vegan.
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

DSHEA permits statements of nutritional support, called “structure-function” statements, to be included in labeling for dietary supplements without FDA marketing approval. Such statements may claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States, describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, characterize the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or describe general well-being from consumption of a nutrient or dietary ingredient. Such statements may not expressly or impliedly claim that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading and is supported by competent and reliable scientific evidence.
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
The FDA's Center for Veterinary Medicine, or CVM, is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act, or the Act, that relates to animal supplements, like our Canine Health® product. CVM's primary responsibility in enforcing the Act is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard.
While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our investors, independent distributors, vendors, and consumers. Warning letters also often spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of regulatory schemes. We typically market Protandim® in international markets as foods or health foods under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim®. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® that contains ashwagandha in Japan. As such, we reformulated Protandim® for the Japan market to exclude ashwagandha. This reformulated Protandim® was introduced in Japan in fiscal 2013.
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
The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires us to report to the FDA all serious adverse events and to maintain for six years records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including our Protandim® product, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event associated with such product. The label of Protandim® complies with that statutory provision.
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
Employees
As of June 30, 2015 and June 30, 2014, we had 166 and 201 full time employees, respectively. As of June 30, 2015, 126 of our full time employees were based in the United States, 36 were based in Japan, nine were based in Thailand and three were based in Hong Kong. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
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
Approximately 22% and 29% of our revenue for fiscal year 2015 and fiscal year 2014, respectively, was generated in Japan. We began selling our products into the market in fiscal year 2010 and opened fully supported operations in Japan in fiscal year 2013. Due to our limited experience in Japan, the initiatives we have implemented, or that we may implement in the future, may not be successful in galvanizing and motivating our leading independent distributors and we may be unable to retain existing leading independent distributors in Japan. There has been discord among our leading independent distributors in Japan and some of these distributors have left our company to join a competing direct selling company. If we fail to properly manage any discord among our leading independent distributors in Japan, we could lose additional leaders to competing direct selling companies, which could have a significant negative impact on our revenue.
In addition, the regulatory framework in Japan has changed since we first started selling into the market. In fiscal year 2013, for example, we announced the release for the Japanese market of a new formulation of Protandim® in response to the determination of the Ministry of Health, Labour and Welfare, or MHLW, that one of the ingredients in Protandim® is inappropriate for inclusion in a food product in Japan. Our business in Japan could be substantially harmed if this formulation of Protandim® faces additional challenges from regulatory agencies in Japan or if it does not gain the acceptance that the original formulation has obtained in other markets.
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
We may not be successful in expanding our operations. Although we began to sell our products through our direct selling network in fiscal year 2009, we still have limited experience in selling our products through direct selling compared to other companies in our industry. As such, we may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, we may need to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us, which may slow our growth by causing a disruption among our independent distributors. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
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
We have international operations in Japan, Hong Kong, Canada, Australia, Philippines, Mexico and Thailand. In fiscal 2015, we generated approximately 30% of our revenues from our international operations, most of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties that have resulted in slower than anticipated growth. We may not succeed in growing our existing international markets, entering new international markets on a timely basis, or achieving profitability in new markets. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products, including Protandim®, before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
Inability of new products to gain distributor or market acceptance could harm our business.
In fiscal 2015, we introduced Axio®, our energy drink mix formulated to promote alertness and support mental performance. We believe our ability to introduce new products that gain acceptance among our distributors and customers is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain distributor and market acceptance to the extent we anticipate or project. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial revenue. The introduction of a new product could also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product instead of an existing product. If any of our products fail to gain distributor acceptance, we could see an increase in product returns.
Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.
Although our product launch process may vary by market, we generally introduce new products to our independent distributors and preferred customers through limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent distributors and preferred customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
We depend on our information technology, or IT, systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent distributor compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent distributors and other customers. For example, we are in the process of implementing a new back office system and mobile application to be used by our independent distributors. The implementation of the new back office system is a complicated process that will take multiple years to complete. In addition, we may not be successful in implementing a mobile application that our independent distributors find useful. Our ability to compete could be harmed if we are unable to successfully implement the new back office system or if our independent distributors do not adapt well to the new system or mobile application.

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
We entered into a Financing Agreement in October 2013 that provides for a credit facility consisting of a term loan facility in an aggregate principal amount of up to $47 million and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the "Financing Agreement"). At the end of the fiscal year ended June 30, 2015, the principal amount owing under the credit facility was approximately $22 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
On August 27, 2015 we entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 requires that we make additional monthly accelerated principal payments on our outstanding term loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the term loan has been paid in full. Amendment No. 2 also requires that we make additional accelerated payments at the end of each calendar quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million. If we are unable to further amend the Financing Agreement or significantly increase our revenue and manage our expenses, our consolidated EBITDA may not exceed the minimum consolidated EBITDA required by the Financing Agreement and, as a result, an event of default would exist under the Financing Agreement for which our lender could accelerate our repayment of the indebtedness.
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
Although we introduced additional products in each of fiscal 2014 and 2015, we primarily depend on Protandim® for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
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
Although we generate revenue through the sale of Canine Health®, our line of LifeVantage TrueScience® skin care products and Axio®, we primarily rely on the sale of Protandim® for our revenue. We do not have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of Protandim®. For example, our revenue was adversely impacted because sales of Protandim® slowed following our voluntary product recall during fiscal 2013. If we have similar problems in the future, our results could be negatively affected. In addition, we may be unable to sustain or increase the price or sales levels for Protandim®, which could harm our business.
If we are unable to retain our existing independent distributors or attract additional independent distributors, our revenue will not increase and may even decline.
Our independent distributors may terminate their services at any time, and we can and have in the past terminated distributors for conduct violative of our policies and procedures. As such, like most direct selling companies, we have experienced and are likely to continue to experience turnover among independent distributors. The departure for any reason of one of our leading independent distributors can be a major disruption to other independent distributors and can have a significant negative impact on our operating results. Independent distributors who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or productivity of our independent distributors.
Our operating results will be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors. The number and productivity of our independent distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;

•	any changes we might make to our independent distributor compensation plan;

•	any negative public perception of our company or our products or their ingredients;

•	any negative public perception of our independent distributors and direct selling business in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.
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
Our independent distributors are not employees and act independent of us. However, activities by our independent distributors that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business. Our independent distributors agree to abide by our strict policies and procedures designed to ensure our independent distributors will comply with legal requirements. We have a compliance department that addresses violations of our independent distributors when they become known to us. However, given the size of our independent distributor network, we experience problems with independent distributors violating our policies and procedures from time to time and are not always able to discover or remedy such violations.
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
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. We currently have multiple third-party contractors who manufacture Protandim®, however we currently only have one third-party contractor who manufacturers each of Canine Health®, our line of LifeVantage TrueScience® skin care products and Axio®. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Disruptions to transportation channels used to distribute our products may adversely affect our margins and profitability.
We generally rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions to the transportation channels experienced by our third party logistics companies may result in increased costs, including the additional use of airfreight to meet demand.

We are subject to risks related to product recalls.
We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products, including contaminants. However, such measures may not prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In December 2012, we commenced a voluntary recall of certain lots of Protandim® to alleviate concerns that some tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, an ingredient in Protandim® we purchase from third-party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition. In addition, product recalls could result in negative publicity and public concerns regarding the safety of our products, either of which could harm the reputation of our products and our business and could cause the market value of our common stock to decline.
The events that lead to and followed our voluntary product recall in December 2012 strained our relationships with some of our third-party manufacturers. Additionally, following the voluntary recall we implemented more stringent measures, including several redundant measures, in our manufacturing process to detect contaminates. Third-party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products, and these additional measures may increase our cost of goods sold and further strain our relationships with manufacturers.
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
We are highly dependent upon consumers' perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past, we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press and other means to publish criticism of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company's stock price decreases. One such company has been targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company's direct selling model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our federal corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where our tax rate in fiscal 2015 was approximately 37%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes and, as a result, our business may suffer. In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by taxing authorities of other jurisdictions in which we conduct business throughout the world.
Our business is subject to strict government regulations.
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing or dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use).
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
Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. In recent years, there has been increased pressure in the United States and other markets to increase regulation of dietary supplements. New regulations could impose additional restrictions, including requiring reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, additional adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.
In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act imposes significant regulatory requirements on dietary supplements, packers and distributors including the reporting of “serious adverse events” to the FDA and record keeping requirements. Complying with this legislation could raise our costs and negatively impact our business. We and our suppliers are also required to comply with FDA regulations with respect to current Good Manufacturing Practices in manufacturing, packaging, or holding dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that we and our subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. In 2011, the FDA published draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient, or NDI, notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that Protandim® contains an NDI, if the FDA were to conclude that we should have filed an NDI notification for Protandim®, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.
Regulations governing the production and marketing of our line of skin care products could harm our business.
LifeVantage TrueScience®, our line of anti-aging skin care products, is subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as a drug. A determination that our skin care products impact the structure or function of the human body, including due to improper marketing claims by our independent distributors may lead to a determination that the LifeVantage TrueScience® skin care products require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our skin care products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our skin care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.
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
If we are unable to build and integrate our new management team, our business could be harmed.
Since February 2015, our executive management team has undergone significant change, including the termination or resignation from employment of each of our former President and Chief Executive Officer, Chief Financial Officer, Chief Sales Officer, Chief Science Officer and General Counsel. In addition, in May 2015, Darren Jensen joined our company as our new President and Chief Executive Officer; in July 2015, Justin Rose was appointed as our Chief Sales Officer and in August 2015, Mark Jaggi became our Chief Financial Officer.
Our success depends largely on the development and execution of our business strategy by our senior management team. Each of our President and Chief Executive Officer, Chief Sales Officer and Chief Financial Officer is new to our Company and none of them have worked together in the recent past. We cannot assure you that our new management will succeed in working together as a team, working well with our other existing employees or successfully executing our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new executive management team, our operations and prospects could be harmed.
The loss of or inability to attract key personnel could negatively impact our business.
Our future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. Specifically, competition for executive and senior staff in the direct selling and dietary supplement markets is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel. Additionally, former members of our executive and senior management team have in the past, and could join in the future or form companies that compete against us in the direct selling industry.
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
We would issue up to 3.8 million shares if the holders of our outstanding warrants and options exercise their securities for shares of common stock, which would materially dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2015, we had 97.7 million shares of common stock outstanding. As of June 30, 2015, we also had outstanding warrants that are exercisable for an aggregate of 0.6 million shares of common stock and stock options outstanding for an aggregate of 3.2 million shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date. Although during fiscal 2015 we paid an aggregate of $9.9 million to repurchase 7.6 million shares of our common stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the Financing Agreement we entered into in October 2013 contains a customary covenant that restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Corporate Offices
During fiscal year 2014, we moved into our corporate headquarters located at 9785 South Monroe Street, Suite 300, Sandy, Utah 84070. The lease for our corporate headquarters is for a term of ten years commencing on February 10, 2015, with an option for us to terminate the lease in our discretion after seven years. The lease includes approximately 44,353 square feet with options to occupy additional space in the future if needed.
In April 2014, we amended the lease for our previous corporate headquarters located at 9815 South Monroe Street in Sandy, Utah, to reduct the size of this location to approximately 8,742 square feet. In June 2015, we subleased this location. The lease for the 9815 South Monroe Street property expires in June 2017.
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The term of the lease is for five years expiring on August 1, 2017.
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
On November 20, 2013, we filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of our company. In the complaint, we allege the defendants breached a contract and misappropriated our trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to our complaint. The defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20 million. We believe the counterclaims alleged by the defendants are completely without merit and we intend to vigorously defend against them.
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

	Fiscal year
	2015		2014
	High	Low	High	Low
First Quarter	$1.55	$1.12	$2.68	$2.13
Second Quarter	$1.43	$1.10	$2.62	$1.37
Third Quarter	$1.34	$0.70	$1.67	$1.10
Fourth Quarter	$0.80	$0.48	$1.51	$1.22
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2015, we had 269 shareholders of record and 97.8 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2010 through June 30, 2015. The data shown assumes an investment on June 30, 2010 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2010	$100.00	$100.00	$100.00
June 30, 2011	$294.12	$132.73	$142.17
June 30, 2012	$554.90	$142.01	$111.15
June 30, 2013	$454.90	$167.01	$139.34
June 30, 2014	$282.35	$219.06	$144.20
June 30, 2015	$103.92	$250.68	$105.98
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the Financing Agreement we entered into in October 2013 contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
There were no shares of our common stock issued during the three months ended June 30, 2015, due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended June 30, 2015.
During the three months ended June 30, 2015, we withheld 0.1 million shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
Recent Sale of Unregistered Securities
During the three months ended June 30, 2015, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.
Equity Compensation Plan Information
This information is incorporated by references to Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for each of the years ended June 30, 2015, 2014 and 2013, and the consolidated balance sheet data as of June 30, 2015, and 2014, have been derived from our consolidated financial statements audited by EKS&H LLLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2012 and 2011 and the consolidated balance sheet data as of June 30, 2013, 2012 and 2011 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2015	2014	2013	2012	2011
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$190,336	$213,968	$208,178	$126,183	$38,919
Cost of sales	28,010	33,194	31,845	18,052	5,917
Product recall costs	—	—	4,798	—	—
Gross profit	162,326	180,774	171,535	108,131	33,002
Operating expenses:
Commission and incentives	91,074	104,525	101,737	57,955	17,132
Selling, general and administrative	57,353	56,801	57,730	28,719	12,168
Total operating expenses	148,427	161,326	159,467	86,674	29,300
Operating income (loss)	13,899	19,448	12,068	21,457	3,702
Other expense, net:
Interest expense	(3,087)	(3,177)	(3)	(8)	(5,993)
Other income (expense), net	(159)	384	(912)	(36)	45
Change in fair value of derivative liabilities	—	—	—	(6,741)	(48,454)
Total other expense, net	(3,246)	(2,793)	(915)	(6,785)	(54,402)
Income (loss) before income taxes	10,653	16,655	11,153	14,672	(50,700)
Income tax expense	(3,666)	(5,272)	(3,545)	(2,203)	(92)
Net income (loss)	$6,987	$11,383	$7,608	$12,469	$(50,792)
Net income (loss) per share:
Basic	$0.07	$0.11	$0.07	$0.12	$(0.69)
Diluted	$0.07	$0.10	$0.06	$0.11	$(0.69)
Weighed average shares outstanding:
Basic	97,293	105,791	112,276	102,696	73,173
Diluted	99,052	111,599	122,888	118,331	73,173

	As of June 30,
	2015	2014	2013	2012	2011
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,905	$20,387	$26,299	$24,648	$6,721
Working capital	4,615	17,271	25,375	22,800	(3,105)
Total assets	40,879	53,999	55,484	44,528	12,499
Current liabilities	25,860	22,702	20,566	16,028	13,380
Derivative liabilities	—	—	—	—	19,905
Long-term debt, net of unamortized discount	9,631	25,073	—	—	—
Total liabilities	37,554	50,009	21,539	16,245	33,307
Total stockholders equity (deficit)	3,325	3,990	33,945	28,283	(20,808)

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
Our revenue depends on the number and productivity of our independent distributors and the number of our preferred customers. When we are successful in attracting and maintaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including Protandim®, LifeVantage TrueScience®, Canine Health® and Axio®;
•Our compensation plan and other sales initiatives; and
•Our goal to deliver superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
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
Our Products
Our products are Protandim®, the LifeVantage TrueScience® skin care regimen, Axio®, and Canine Health®. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, and our enhanced TrueScience® Anti-Aging Cream. Axio® is our energy drink mix formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. The following table shows revenues by major product line for the years ended June 30, 2015, 2014 and 2013.

	For the years ended June 30,
	2015		2014		2013
Protandim®	$120,967	63.6%	$142,935	66.8%	$138,996	66.8%
LifeVantage TrueScience® skin care regimen	38,287	20.1%	46,474	21.7%	42,229	20.3%
Other	31,082	16.3%	24,559	11.5%	26,953	12.9%
Total	$190,336	100.0%	$213,968	100.0%	$208,178	100.0%
The Company's revenues are largely attributed to two products lines, Protandim® and the LifeVantage TrueScience® skin care regimen, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2015, 2014 and 2013. On a combined basis, these products represent approximately 83.7%, 88.5% and 87.1% of our worldwide gross revenues for the years ended June 30, 2015, 2014 and 2013, respectively.

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

	Active Independent Distributors By Region
	As of June 30, 2015		As of June 30, 2014		Change from Prior Year	Percent Change
Americas	44,000	67.7%	44,000	64.7%	—	—%
Asia/Pacific	21,000	32.3%	24,000	35.3%	(3,000)	(12.5)%
	65,000	100.0%	68,000	100.0%	(3,000)	(4.4)%

	Active Preferred Customers By Region
	As of June 30, 2015		As of June 30, 2014		Change from Prior Year	Percent Change
Americas	94,000	81.7%	107,000	83.6%	(13,000)	(12.1)%
Asia/Pacific	21,000	18.3%	21,000	16.4%	—	—%
	115,000	100.0%	128,000	100.0%	(13,000)	(10.2)%
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

	For the years ended June 30,
	2015		2014		2013
Americas	$138,118	72.6%	$141,227	66.0%	$133,046	63.9%
Asia/Pacific	52,218	27.4%	72,741	34.0%	75,132	36.1%
Total	$190,336	100%	$213,968	100%	$208,178	100%
Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, costs of adjustments to inventory carrying value, and costs of sales materials which we sell to our sales force, as well as freight, duties and taxes that are associated with the import and export of our products. As our international sales increase as a percentage of total revenue, cost of sales are increasingly affected by additional duties, freight, and other factors, such as changes in currency exchange rates.
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their preferred customers as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials, which are sold to our independent distributors. Commissions and incentives expenses, as a percentage of revenue, may increase in connection with limited-time offers due to growth in the number of independent distributors qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses.
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
Results of Operations
For the fiscal years ended June 30, 2015, 2014, and 2013, we generated net revenues of $190.3 million, $214.0 million and $208.2 million, respectively, recognized operating profit of $13.9 million, $19.4 million and $12.1 million, respectively, and recognized net income of $7.0 million, $11.4 million and $7.6 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue:

	For the years ended,
	June 30, 2015	June 30, 2014	June 30, 2013
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	14.7	15.5	15.3
Product recall costs	—	—	2.3
Gross profit	85.3	84.5	82.4
Operating expenses:
Commissions and incentives	47.8	48.9	48.9
Selling, general and administrative	30.1	26.5	27.7
Total operating expenses	77.9	75.4	76.6
Operating income	7.4	9.1	5.8
Other income (expense):
Interest expense	(1.6)	(1.5)	—
Other income (expense), net	(0.1)	0.2	(0.4)
Total other income (expense)	(1.7)	(1.3)	(0.4)
Income before income taxes	5.7	7.8	5.4
Income tax expense	(1.9)	(2.5)	(1.7)
Net income	3.8%	5.3%	3.7%
Comparison of Fiscal Years Ended June 30, 2015 and 2014
Revenue, net. We generated net revenue of $190.3 million and $214.0 million during the years ended June 30, 2015 and 2014, respectively. This included decreases in both the Americas region and the Asia/Pacific region. Foreign currency fluctuations negatively impacted our net revenue $6.0 million or 2.8%, which is related primarily to our Asia/Pacific region. The overall decrease in sales of $23.6 million in fiscal 2015 was primarily due to a decrease of $20.5 million in sales in the Asia/Pacific region caused by both the negative foreign currency impact on sales and distractions in the distributor force in Japan.
Americas. The following table sets forth revenue for the years ended June 30, 2015 and 2014 for the Americas region (in thousands):

	For the years ended June 30,
	2015	2014	% change
United States	$132,831	$136,758	(2.9)%
Other	5,287	4,469	18.3%
Americas Total	$138,118	$141,227	(2.2)%
Revenue in the Americas region for the year ended June 30, 2015 decreased $3.1 million or 2.2%. The decrease in revenue during the year ended June 30, 2015 is due to a decrease in the number of active preferred customers of 12.1% and lower volume of product sales in the region as compared to the prior year same period, offset partially by additional product purchases associated with the launch of Axio®, our new energy drink product.
Asia/Pacific. The following table sets forth revenue for the years ended June 30, 2015 and 2014 for the Asia/Pacific region and its principal markets (in thousands):

	For the years ended June 30,
	2015	2014	% change
Japan	$41,428	$61,872	(33.0)%
Hong Kong	5,963	7,347	(18.8)%
Other	4,827	3,522	37.1%
Asia/Pacific Total	$52,218	$72,741	(28.2)%
Revenue in the region for the year ended June 30, 2015 was negatively impacted approximately $5.5 million, or 7.6%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan decreased 24.4% in fiscal 2015 compared to fiscal 2014. During the year ended June 30, 2015 the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by $5.3 million or 8.6%. In addition to the negative impact of foreign currency fluctuations, product sales volume decreased in Japan and Hong Kong. The negative impact of foreign currency rate fluctuations and the decrease in product sales was partially offset by an increase in volume of product sales in Australia, Philippines and Thailand.
All of our sales and marketing efforts continue to be directed toward building our network marketing sales. We expect increased revenue in the Americas region as we continue to focus on our growth initiatives, specifically product development and sales and marketing. We expect revenue in Australia, Hong Kong, and the Philippines to remain relatively consistent as we continue to provide similar levels of support as previous periods. Overall, we expect revenues to increase moderately as we continue to focus on strengthening our sales and marketing efforts, product innovation, and expanding our geographic reach.
We continue to face significant challenges in our Japan market, with our biggest challenge being the contraction in revenue. We believe that continued attempts by former distributors, including two previous lead distributors, who terminated their distributorships in June 2014 after being suspended for ongoing violations of our policies and procedures, to recruit our distributors to another network marketing company has continued to be a distraction and negatively impact our business in that market.
While there continues to be uncertainty regarding the full impact these distractions will have on future revenue, we have taken actions to mitigate the impact and we continue to monitor the progress of these actions. We have commenced and continue to take legal action against the company to which some of our former distributor leaders have moved, but anticipate that will take time to complete. In addition, we are working to unify our Japan distributor base, starting with our distributor leaders in the market. We have restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities. In addition to promoting greater leadership and unity in the market, we are focused on creating country-specific marketing tools and materials that we believe will be of significant benefit to our distributors as they build their businesses.

Gross Margin. Cost of sales were $28.0 million for the year ended June 30, 2015, and $33.2 million for the year ended June 30, 2014, resulting in a gross margin of $162.3 million, or 85%, and $180.8 million, or 84%, respectively. The increase in gross margin as a percent of revenues was primarily due to cost recoveries from insurance of approximately $2.0 million that were received during the first quarter of fiscal year 2015. We expect the gross margin percentage to be in the 84-85% range for the foreseeable future based on our expected inventory and manufacturing costs. Economic conditions and changes in the supply of raw materials, new products with differing raw material cost basis, and additional manufacturing process costs could negatively impact our gross margins in the future.
Operating Expenses. Total operating expenses for the year ended June 30, 2015 were $148.4 million as compared to operating expenses of $161.3 million for the year ended June 30, 2014. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses. Operating expenses as a percentage of revenue increased to 77.9% for the year ended June 30, 2015 from 75.4% for the year ended June 30, 2014. The decrease of $12.9 million in operating expenses is due primarily to decreased commissions and incentives expenses caused by our decreased sales. The increase in operating expenses as a percentage of revenues is due to increased wage and salary expenses associated with changes in the Company's executive team as well as increased costs related to marketing events held during the fiscal year ended June 30, 2015.
Primary factors that may cause our operating expenses to fluctuate in the future include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall operating results. A fluctuation in our stock price may also impact our share-based compensation expense recorded for liability classified awards.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2015 were $91.1 million or 47.8% of revenue compared to $104.5 million or 48.9% of revenue for the fiscal year ended June 30, 2014. The decrease in expense of $13.5 million in fiscal year 2015 was due primarily to the overall decrease in sales. We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales, with some small fluctuations caused by changes to compensation and incentive programs.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2015 were $57.4 million compared to $56.8 million for the fiscal year ended June 30, 2014. The increase of $0.6 million was primarily due to increased wage expenses associated with changes in the executive team and increased research and development costs due to increased spending on product innovation.
We expect selling, general and administrative expenses, as a percent of revenue, to increase as a result of our strategic initiatives around strengthening our sales and marketing efforts, product innovation, and expanding our geographic reach.
Other Income (Expense). We recognized other expense for the year ended June 30, 2015 of $3.2 million as compared to $2.8 million for the year ended June 30, 2014. Other expense for the year ended June 30, 2015 consisted primarily of interest expense of $3.1 million and the impact of changes in foreign currency exchange rates. As of June 30, 2015, we had no derivative liability instruments outstanding and do not expect to recognize expense or income relating to derivative liability in future periods.
The following table sets forth interest expense for the years ended June 30, 2015 and 2014 (in thousands):

	For the years ended June 30,
	2015	2014
Contractual interest expense:
2013 Term Loan	$2,633	$2,732
Amortization of deferred financing fees:
2013 Term Loan	255	158
Amortization of debt discount:
2013 Term Loan	198	123
Other	1	164
Total interest expense	$3,087	$3,177
Income Tax Expense. Our income tax expense for the year ended June 30, 2015 was $3.7 million as compared to income tax expense of $5.3 million for the year ended June 30, 2014. Our provision for income taxes for the year ended June 30, 2015 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2015 income which was partially offset by tax benefits related to research and development credits and a deduction for domestic production activities. We expect our income tax expense and effective tax rate to increase as our taxable income increases and our effective rate approaches normal statutory rates in future periods.
Net Income. As a result of the foregoing factors, net income for the year ended June 30, 2015 decreased to $7.0 million compared to $11.4 million for the year ended June 30, 2014.
Comparison of Fiscal Years Ended June 30, 2014 and 2013
Revenue. We generated net revenue of $214.0 million and $208.2 million during the years ended June 30, 2014 and 2013, respectively. This included an increase in net revenue in the Americas region and a slight decline in net revenue in the Asia/Pacific region. Foreign currency fluctuations negatively impacted our net revenue $10.4 million or 5.0%, which is related primarily to our Asia/Pacific region. The increase in sales of $5.8 million in fiscal 2014 was primarily due to an increase of 2.3% in active independent distributors in the Americas as well as the successful introduction of a full line of anti-aging skin care products under our LifeVantage TrueScience® brand in fiscal 2014.
Americas. The following table sets forth revenue for the years ended June 30, 2014 and 2013 for the Americas region (in thousands):

	For the years ended June 30,
	2014	2013	% change
United States	$136,758	$131,508	4.0%
Other	4,469	1,538	190.6%
Americas Total	$141,227	$133,046	6.1%
Revenue in the Americas region for the year ended June 30, 2014 increased $8.2 million or 6.1% . The increase in revenue during the year ended June 30, 2014 is due to an increased number of active independent distributors and higher volume of product sales in the region as compared to the prior year same period, including additional product sales associated with the launch of our full line of anti-aging skin care products under our LifeVantage TrueScience® brand.
Asia/Pacific. The following table sets forth revenue for the years ended June 30, 2014 and 2013 for the Asia/Pacific region and its principal markets (in thousands):

	For the years ended June 30,
	2014	2013	% change
Japan	$61,872	$69,491	(11.0)%
Hong Kong	7,347	2,478	100.0%
Other	3,522	3,163	11.3%
Asia/Pacific Total	$72,741	$75,132	(3.2)%
Revenue in the region for the year ended June 30, 2014 was negatively impacted approximately $10.1 million, or 13.5%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan increased 3.2% in fiscal 2014 compared to fiscal 2013. During the year ended June 30, 2014 the Japanese yen weakened against the U.S. dollar, negatively impacted our revenue in this market by $9.8 million or 14.1%. The negative impact of foreign currency rate fluctuations was partially offset by an increase in volume of product sales in Japan and Hong Kong. Effective April 1, 2014 we implemented a price increase in our Japan market of 20% to offset the yen devaluation.
Gross Margin. Cost of sales were $33.2 million for the year ended June 30, 2014, and $36.6 million for the year ended June 30, 2013, resulting in a gross margin of $180.8 million, or 84%, and $171.5 million, or 82%, respectively. The increase in gross margin was primarily caused by our voluntary recall which occurred in the prior fiscal year, December 2012.
Operating Expenses. Total operating expenses for the year ended June 30, 2014 were $161.3 million as compared to operating expenses of $159.5 million for the year ended June 30, 2013. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses. The increase of $1.9 million in operating expenses was due to an increase in commissions and incentives expenses on our increased sales and partially offset by a reduction in selling, general and administrative expenses.

Commissions and Incentives. Commissions and incentives expenses for the year ended June 30, 2014 were $104.5 million or 48.9% compared to $101.7 million or 48.9% for the fiscal year ended June 30, 2013. The increase in expense of $2.8 million in fiscal year 2014 was due primarily to commissions incurred on increased sales.
Selling, General and Administrative. Our selling, general and administrative expenses for the year ended June 30, 2014 were $56.8 million compared to $57.7 million for the fiscal year ended June 30, 2013. The decrease of $0.9 million was primarily due to a decrease in research and development costs that resulted from a reduction in salaries and benefits related to the retirement of our former Chief Science Officer, Dr. McCord, and partially offset by increased spending on product innovation and an increase in salaries and wages as a result of hiring additional key employees.
Other Income (Expense). We recognized net other expense for the year ended June 30, 2014 of $2.8 million as compared to $0.9 million for the year ended June 30, 2013. Other expense for the year ended June 30, 2014 consisted primarily of interest expense of $3.2 million offset by income related to a government-sponsored business development incentive and impacts of changes in foreign currency exchange rates.
Income Tax Expense. Our income tax expense for the year ended June 30, 2014 was $5.3 million as compared to income tax expense of $3.5 million for the year ended June 30, 2013. The decrease in tax expense is primarily due to the decrease in income before taxes for the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013. The effective tax rates remained consistent at 31.50% and 31.70% for the fiscal years ended June 30, 2014 and 2013, respectively.
Net Income. As a result of the foregoing factors, net income decreased to $11.4 million for the year ended June 30, 2014 compared to $7.6 million in for the year ended June 30, 2013.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to service our debt and finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures and stock repurchases. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
At June 30, 2015, our cash and cash equivalents were $13.9 million. This represented a decrease of $6.5 million from the $20.4 million in cash and cash equivalents as of June 30, 2014. During the fiscal year ended June 30, 2015, our net cash provided by operating activities was $13.2 million as compared to net cash provided by operating activities of $12.1 million during the fiscal year ended June 30, 2014. The increase in cash provided by operating activities during the fiscal year ended June 30, 2015 is primarily due to increased collection of receivables and a decrease in prepayments made for expenses during the fiscal year ended June 30, 2015, partially offset by the decrease in net income for fiscal year 2015 compared to fiscal year 2014.
During the fiscal year ended June 30, 2015, our net cash used in investing activities was $1.2 million, primarily due to capital expenditures. During the fiscal year ended June 30, 2014, our net cash used in investing activities was $2.2 million, also primarily due to capital expenditures.
Cash used in financing activities during the fiscal year ended June 30, 2015 was $18.5 million, compared to $15.8 million during the fiscal year ended June 30, 2014. Cash used in financing activities during the fiscal year ended June 30, 2015 included principal payments on the Term Loan entered into in October 2013 totaling $9.2 million and repurchases of shares of our common stock totaling $9.9 million. Cash used in financing activities during the fiscal year ended June 30, 2014 was primarily due to the repurchases of shares of our common stock of $46.2 million that was partially offset by proceeds from the Term Loan of $45.8 million. Principal payments of $16.2 million were made towards the Term Loan during the fiscal year ended June 30, 2014.
At June 30, 2015 and 2014, the total amount of our foreign subsidiary cash was $5.2 million and $2.8 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of June 30, 2015, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At June 30, 2015, we had working capital (current assets minus current liabilities) of $4.6 million compared to working capital of $17.3 million at June 30, 2014. The decrease in working capital was due primarily to decreases in cash, income tax receivable, and prepaid expenses as well as an increase in short term debt. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and, as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
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
On May 1, 2015, we entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the covenants relating to minimum consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that we are required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that we make certain accelerated principal payments on the Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2015.
On August 27, 2015 we entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively, with the Term Loan, the "Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 requires that we make additional monthly accelerated principal payments on the Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the Term Loan has been paid in full. Amendment No. 2 also requires that we make additional accelerated payments at the end of each calendar quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. At June 30, 2015, we were in compliance with the applicable non-financial and restrictive covenants under the Term Loan. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, after giving effect to Amendment No. 1 and Amendment No. 2, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 of $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending September 30, 2016 and each period of four consecutive fiscal quarters ending each December 31, March 30, June 30, and September 30, thereafter;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 1.78 to 1.00 for the quarter ended June 30, 2015. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•
Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.25 to 1.00 for the four consecutive fiscal quarters ending June 30, 2015 and for each of the four consecutive quarters ending thereafter; and

•
For the fiscal quarter ending September 30, 2015 have no less than $7.0 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00, and for all fiscal quarters ending subsequent to September 30, 2015 have no less than $8.0 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.

At June 30, 2015, we were in compliance with all applicable financial covenants including those under the amended Credit Facility. We anticipate that in the absence of a significant increase to our consolidated EBITDA we likely will not meet our consolidated EBITDA covenants for the reporting periods subsequent to June 30, 2016. We will work with our lender to further revise our financial covenants under the Credit Facility as needed. While we expect to be successful in negotiating with our lender to revise the consolidated EBITDA covenant to a level that will be achievable in light of our current business, it is possible that these negotiations will be unsuccessful.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$21,625	$11,141	$10,484	$—	$—
Interest on long-term debt obligations	1,993	1,444	549	—	—
Operating lease obligations	13,835	2,427	5,013	4,003	2,392
Total	$37,453	$15,011	$16,046	$4,003	$2,392
Off-Balance Sheet Arrangements
At June 30, 2015 and 2014, we had no off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2015, our shipments of products sold totaling approximately $14.1 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our return estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at June 30, 2015, compared with $0.6 million at June 30, 2014. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

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
We have recorded $0.3 million of obsolescence costs for the year ended June 30, 2015. For the year ended June 30, 2014 we recorded $0.8 million of inventory write-downs primarily related to our voluntary recall in December 2012.
Revenue Recognition
We ship the majority of our product directly to the consumer and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss.
Stock-Based Compensation
We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance. We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment. For awards with market conditions, the cost of the awards is recognized as the requisite service is rendered by the employees, regardless of when, if ever, the market conditions are satisfied.
Research and Development Costs
We expense all of our costs related to research and development activities as incurred.
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
Foreign Currency Risk
During the year ended June 30, 2015, approximately 30% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2015, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our 2015 fiscal year revenue, in the amount of $5.2 million.

Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2015				Year ended June 30, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	103.93	114.47	119.17	121.35	98.93	100.41	102.83	102.15
Australia	1.08	1.17	1.27	1.29	1.09	1.08	1.12	1.07
Hong Kong	7.75	7.76	7.76	7.75	7.76	7.75	7.76	7.75
Mexico	13.12	13.87	14.95	15.32	12.91	13.02	13.24	13.00
Canada	1.09	1.14	1.24	1.23	1.04	1.05	1.10	1.09
Thailand	32.17	32.77	32.71	33.29	31.51	31.77	32.72	32.51
Interest Rate Risks
As of June 30, 2015, we had $21.6 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of June 30, 2015, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.2 million. This change in market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the November 2013 Dutch auction tender offer in which we accepted for payment an aggregate of 16.3 million shares of our common stock at an aggregate purchase price of $40.0 million.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015. Such evaluation was based on the framework set forth in the report entitled Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2015.
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
ITEM 9B — OTHER INFORMATION
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2015 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Darren Jensen
Darren Jensen
Its:	President and Chief Executive Officer
Date:	September 1, 2015
Each person whose individual signature appears below hereby constitutes and appoints Darren Jensen and Mark Jaggi, each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Darren Jensen	September 1, 2015	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Mark Jaggi	September 1, 2015	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark Jaggi

/s/ Garry Mauro	September 1, 2015	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	September 1, 2015	Director
Michael A. Beindorff

/s/ Dave Manovich	September 1, 2015	Director and Vice Chairman of the Board
Dave Manovich

/s/ George E. Metzger	September 1, 2015	Director
George E. Metzger

/s/ Richard Okumoto	September 1, 2015	Director
Richard Okumoto

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Amended and Restated Articles of Incorporation and Statement of Correction to Amended and Restated Articles of Incorporation	Exhibit to 4.1 to Registration Statement on Form S-8 (File No. 333-200363) filed on November 19, 2014.

3.2(a)	Amended and Restated Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended June 30, 2011, filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to 3.1 Form 8-K filed on May 31, 2012.

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit 4.2 to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit 4.3 to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit 4.5 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Restated Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit 4.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit (a)(1)(ii) to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit 10.1 to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on November 19, 2014.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(d)#	Form of Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.8 to Registration Statement on Form S-8 (File No. 333-200363) filed on November 19, 2014.

10.11#	LifeVantage Corporation FY 2014 Annual Incentive Plan	Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.12#	LifeVantage Corporation FY 2014 Sales Incentive Plan	Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.13#	LifeVantage Corporation FY2015 Annual Incentive Plan	Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.14#	LifeVantage Corporation FY2015 Sales Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.15#	LifeVantage Corporation Performance Incentive Plan	Filed herewith.

10.16#	LifeVantage Corporation FY2016 Annual Incentive Plan	Filed herewith.

10.17#	LifeVantage Corporation FY2016 Sales Incentive Plan	Filed herewith.

10.18#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.19#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.20#	Form of Performance Unit Agreement - FY 2016 through FY 2018	Filed herewith.

10.21#	Amended and Restated Employment Agreement between LifeVantage Corporation and Douglas C. Robinson dated effective March 24, 2014	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.22#	Separation Agreement and General Release between LifeVantage Corporation and Douglas C. Robinson effective February 13, 2015	Exhibit 10.1 to Form 8-K filed on February 20, 2015.

10.23#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.24#	Employment Agreement between David Colbert and Lifevantage Corporation effective August 1, 2012	Exhibit 10.1 to Form 8-K filed on August 6, 2012.

10.25#	Separation Agreement and General Release between LifeVantage Corporation and David Colbert effective July 3, 2015	Filed herewith.

10.26#	Employment Agreement by and between Robert Urban and Lifevantage Corporation effective as of May 29, 2012	Exhibit 10.1 to Form 8-K filed on May 31, 2012.

10.27#	Employment Agreement by and between Rob Cutler and LifeVantage Corporation effective March 21, 2012	Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.28#	Separation Agreement and General Release between LifeVantage Corporation and Rob Cutler effective May 8, 2015	Filed herewith.

10.29	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.30	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.31	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.32*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.33*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 1.01 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.34*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.35**	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.36**	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.37#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

10.38#
Amendment No. 1 to Financing Agreement, dated May 1, 2015, by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015.

10.39#
Amendment No. 2 to Financing Agreement, dated August 27, 2015 by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent

Filed herewith.

21.1	List of Subsidiaries.	Exhibit A to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC.	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

#	Management contract or compensatory plan.
*	Confidential treatment has been granted by the SEC with respect to certain portions of these exhibits.
**
The Company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2015. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeVantage Corporation and subsidiaries as of June 30, 2015 and 2014, and the consolidated consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, LifeVantage Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP
September 1, 2015
Denver, Colorado

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,905	$20,387
Accounts receivable	1,031	1,317
Income tax receivable	2,179	4,681
Inventory	9,248	8,826
Current deferred income tax asset	1,117	158
Prepaid expenses and deposits	2,995	4,604
Total current assets	30,475	39,973

Property and equipment, net	5,759	6,941
Intangible assets, net	1,879	2,014
Deferred debt offering costs, net	1,098	1,353
Long-term deferred income tax asset	235	1,285
Other long-term assets	1,433	2,433
TOTAL ASSETS	$40,879	$53,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,614	$2,854
Commissions payable	6,505	7,594
Other accrued expenses	5,600	7,554
Current portion of long-term debt	11,141	4,700
Total current liabilities	25,860	22,702

Long-term debt
Principal amount	10,484	26,125
Less: unamortized discount	(853)	(1,052)
Long-term debt, net of unamortized discount	9,631	25,073
Other long-term liabilities	2,063	2,234
Total liabilities	37,554	50,009
Commitments and contingencies- Note 11
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 97,671 and 102,173 issued and outstanding as of June 30, 2015 and 2014, respectively	98	102
Additional paid-in capital	117,573	115,244
Accumulated deficit	(114,095)	(111,240)
Accumulated other comprehensive loss	(251)	(116)
Total stockholders’ equity	3,325	3,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,879	$53,999
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2015	2014	2013
(In thousands, except per share data)
Revenue, net	$190,336	$213,968	$208,178
Cost of sales	28,010	33,194	31,845
Product recall costs	—	—	4,798
Gross profit	162,326	180,774	171,535
Operating expenses:
Commissions and incentives	91,074	104,525	101,737
Selling, general and administrative	57,353	56,801	57,730
Total operating expenses	148,427	161,326	159,467
Operating income	13,899	19,448	12,068
Other income (expense):
Interest expense	(3,087)	(3,177)	(3)
Other income (expense), net	(159)	384	(912)
Total other income (expense)	(3,246)	(2,793)	(915)
Income before income taxes	10,653	16,655	11,153
Income tax expense	(3,666)	(5,272)	(3,545)
Net income	$6,987	$11,383	$7,608
Net income per share:
Basic	$0.07	$0.11	$0.07
Diluted	$0.07	$0.10	$0.06
Weighted-average shares outstanding:
Basic	97,293	105,791	112,276
Diluted	99,052	111,599	122,888
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(135)	(3)	(92)
Other comprehensive loss, net of tax:	(135)	(3)	(92)
Comprehensive income	$6,852	$11,380	$7,516
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended June 30, 2015, 2014, and 2013

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2012	110,174	$111	$105,154	$(76,961)	$(21)	$28,283
Stock-based compensation	—	—	2,169	—	—	2,169
Exercise of options and warrants	7,270	7	3,093	—	—	3,100
Issuance of shares related to restricted stock	2,616	3	(3)	—	—	—
Repurchase of company stock	(2,972)	—	—	(7,123)	—	(7,123)
Reclassification of liability warrants	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(92)	(92)
Net income	—	—	—	7,608	—	7,608
Balances, June 30, 2013	117,088	$121	$110,413	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	2,606	—	—	2,606
Exercise of options and warrants	5,185	5	2,225	—	—	2,230
Issuance of shares related to restricted stock	225	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(686)	—	—	—	—	—
Repurchase of company stock	(19,639)	(24)	—	(46,147)	—	(46,171)
Currency translation adjustment	—	—	—	—	(3)	(3)
Net income	—	—	—	11,383	—	11,383
Balances, June 30, 2014	102,173	$102	$115,244	$(111,240)	$(116)	$3,990
Stock-based compensation	—	—	1,737	—	—	1,737
Exercise of options and warrants	2,630	3	593	—	—	596
Issuance of shares related to restricted stock	1,325	1	(1)	—	—	—
Shares canceled or surrendered as payment of tax withholding	(904)	—	—	—	—	—
Repurchase of company stock	(7,553)	(8)	—	(9,842)	—	(9,850)
Currency translation adjustment	—	—	—	—	(135)	(135)
Net income	—	—	—	6,987	—	6,987
Balances, June 30, 2015	97,671	$98	$117,573	$(114,095)	$(251)	$3,325
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2015	2014	2013
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,987	$11,383	$7,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,285	2,118	1,659
Stock-based compensation	1,806	2,953	2,169
Amortization of deferred financing fees	255	159	—
Amortization of debt discount	198	122	—
Impairment of inventory	—	—	3,923
Deferred income tax	91	2,172	(892)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	2,651	(2,044)	(3,653)
Decrease/(increase) in inventory	(936)	1,646	(3,356)
Decrease/(increase) in prepaid expenses and deposits	1,486	(2,318)	(1,065)
Decrease/(increase) in long-term assets	826	(1,045)	(1,168)
Increase/(decrease) in accounts payable	(171)	(2,384)	1,593
Increase/(decrease) in accrued expenses	(2,170)	(537)	3,403
Increase/(decrease) in other long-term liabilities	(87)	(120)	441
Net Cash Provided by Operating Activities	13,221	12,105	10,662
Cash Flows from Investing Activities:
Purchase of equipment	(1,159)	(1,898)	(5,080)
Purchase of intangible assets	—	(350)	—
Net Cash Used in Investing Activities	(1,159)	(2,248)	(5,080)
Cash Flows from Financing Activities:
Proceeds from term loan	—	45,825	—
Payment of deferred financing fees	—	(1,511)	—
Excess tax benefits from stock-based compensation	128	655	1,406
Repurchase of company stock	(9,850)	(46,171)	(7,123)
Payment on term loan	(9,200)	(16,175)	—
Exercise of options and warrants	468	1,573	1,694
Net Cash Used in Financing Activities	(18,454)	(15,804)	(4,023)
Foreign Currency Effect on cash	(90)	35	92
Increase (Decrease) in cash and cash equivalents	(6,482)	(5,912)	1,651
Cash and Cash Equivalents — beginning of period	20,387	26,299	24,648
Cash and Cash Equivalents — end of period	13,905	20,387	26,299
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2015	2014	2013
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$1,386	$359
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,633	$2,758	$3
Cash paid for income taxes	$1,658	$4,879	$6,090
Common stock shares issued upon cashless warrant exercises	1,763	2,698	3,793
Total cashless exercise price of warrants	$1,462	$1,615	$2,147
Gross warrants underlying cashless exercises	2,924	3,409	4,564
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding network marketing business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to independent distributors and preferred customers located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico, and Thailand.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets. Transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2015 and 2014. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash and cash equivalents, accounts receivable, accounts payable, commissions payable and other accrued expenses to approximate their respective carrying values reported in these consolidated financial statements because of their short maturities.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less to be cash and cash equivalents.
Accounts Receivable
The Company’s accounts receivable for the years ended June 30, 2015 and 2014 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2015 or 2014 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2015, 2014, and 2013.
Inventory
As of June 30, 2015 and 2014, inventory consisted of (in thousands):

	June 30,
	2015	2014
Finished goods	$5,783	$4,749
Raw materials	3,465	4,077
Total inventory	$9,248	$8,826
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.3 million and $0.7 million at June 30, 2015 and June 30, 2014, respectively, related to obsolete and slow-moving inventory.
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
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the years ended June 30, 2015 and 2014 management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2015, the Company had $10.6 million in cash accounts at one financial institution and $3.3 million in other financial institutions. As of June 30, 2015 and 2014 and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2015 and 2014, the Company’s reserve balance for returns and allowances was $0.1 million and $0.6 million, respectively.
Commissions and Incentives
Commissions and incentives expenses are the Company’s most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commission and incentive expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2015, 2014, and 2013 were $2.4 million, $2.0 million, and $2.9 million respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. The Company recognizes stock-based compensation, net of any estimated forfeitures, over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. For awards with market based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market based performance conditions are satisfied.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance stock units that include market based performance conditions is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield, with further adjustments made to reflect the market conditions that must be satisfied in order for the units to vest by using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient. The fair value of cash-settled performance-based awards, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for these awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
The effects of approximately 3.1 million and 0.3 million common shares issuable upon exercise of options and non-vested shares of restricted stock outstanding as of June 30, 2015 and 2014, respectively, are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of earnings per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2015	2014	2013
Numerator:
Net income	$6,987	$11,383	$7,608
Denominator:
Basic weighted-average common shares outstanding	97,293	105,791	112,276
Effect of dilutive securities:
Stock awards and options	1,264	2,652	3,832
Warrants	495	3,156	6,780
Diluted weighted-average common shares outstanding	99,052	111,599	122,888
Basic	$0.07	$0.11	$0.07
Diluted	$0.07	$0.10	$0.06

Segment Information
The Company operates in a single operating segment by selling products to an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in two geographic regions: Americas and Asia/Pacific. Revenues by geographic area are as follows (in thousands):

	Years ended June 30,
	2015	2014	2013
Americas	$138,118	$141,227	$133,046
Asia/Pacific	52,218	72,741	75,132
Total revenues	$190,336	$213,968	$208,178
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2015	2014	2013
United States	$132,831	$136,758	$131,508
Japan	$41,428	$61,872	$69,492
As of June 30, 2015 long-lived assets were $6.5 million in the U.S. and $1.5 million in Japan. As of June 30, 2014 long-lived assets were $9.8 million in the U.S. and $2.3 million in Japan.
Major Products
The Company's revenues are largely attributed to two product lines, Protandim® and the LifeVantage TrueScience® skin care regimen, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2015, 2014 and 2013. On a combined basis, these products represent approximately 83.7%, 88.5% and 87.1% of our worldwide gross revenues for the years ended June 30, 2015, 2014 and 2013, respectively. The following table shows revenues by major product line for the years ended June 30, 2015, 2014 and 2013.

	For the years ended June 30,
	2015		2014		2013
Protandim®	$120,967	63.6%	$142,935	66.8%	$138,996	66.8%
LifeVantage TrueScience® skin care regimen	38,287	20.1%	46,474	21.7%	42,229	20.3%
Other	31,082	16.3%	24,559	11.5%	26,953	12.9%
Total	$190,336	100.0%	$213,968	100.0%	$208,178	100.0%
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
In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
Note 3 — Property and Equipment
Property and equipment consist of (in thousands):

	June 30,
	2015	2014
Equipment (includes computer hardware and software)	$6,895	$6,354
Furniture and fixtures	1,481	1,428
Leasehold improvements	3,324	3,095
Vehicles	51	142
Accumulated depreciation	(5,992)	(4,078)
Total property and equipment, net	$5,759	$6,941
Depreciation expense totaled $2.3 million, $2.0 million, and $1.5 million for the years ended June 30, 2015, 2014, and 2013, respectively.
Note 4 — Intangible Assets
Intangible assets consist of (in thousands):

	June 30,
	2015	2014
Patent costs	$2,330	$2,330
Accumulated amortization	(1,046)	(911)
Total definite-lived intangible assets, net	1,284	1,419

Trademarks and other indefinite-lived intangible assets	595	595
Total intangible assets, net	$1,879	$2,014
Amortization expense totaled $0.1 million, $0.1 million, and $0.1 million for the years ended June 30, 2015, 2014, and 2013 respectively. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.

Note 5 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2015	2014
Accrued severance	$638	$150
Accrued incentives and promotions to distributors	380	829
Accrued payroll and other employee expenses	583	1,382
Deferred revenue	990	887
Accrued payable to vendors	1,019	910
Other taxes payable	809	1,894
Accrued other expenses	1,181	1,502
Total other accrued expenses	$5,600	$7,554
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
On May 1, 2015 the Company entered into an Amendment No 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that the Company is required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that the Company make accelerated principal payments on the Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2015.
On August 27, 2015 the Company entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively, with the Term Loan, the "Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 requires that the Company make additional monthly accelerated principal payments on the Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the Term Loan has been paid in full. Amendment No. 2 also requires that we make additional accelerated payments at the end of each calendar quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The Term Loan bears interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the year ended June 30, 2015 the average interest rate was 8.75%.
The Company’s obligations under the Credit Facility are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the Credit Facility (1) must be prepaid based on certain cash flow metrics and with any net proceeds of certain permitted asset sales and (2) may be prepaid in whole or in part at any time, with any prepayments made prior to the first anniversary of the effective date subject to a prepayment premium. Any principal amount of the loans which is prepaid or repaid may not be re-borrowed. During the year ended June 30, 2015, the Company made principal prepayments against the outstanding indebtedness of $4.5 million as part of the Amendment to the Term Loan discussed above.
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. At June 30, 2015, the Company was in compliance with the applicable covenants including those under the amended Credit Facility.
The Company incurred transaction costs associated with the Credit Facility totaling $2.7 million, of which $0.5 million and $0.3 million was recorded in interest expense during the years ended June 30, 2015 and 2014, respectively. The remaining $1.9 million as of June 30, 2015 consists of unamortized deferred debt offering costs and debt discount included in the accompanying consolidated balance sheet and are amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year ending June 30,	Amount
2016	$11,141
2017	10,484
$21,625
Note 7 — Stockholders’ Equity
During the years ended June 30, 2015, 2014, and 2013, the Company issued 2.6 million, 5.2 million, and 7.3 million shares, respectively, of common stock as a result of the exercise of options and warrants and during the years ended June 30, 2015, 2014, and 2013, the Company issued 1.3 million, 0.2 million, and 2.6 million shares, respectively, of restricted common stock. During the year ended June 30, 2015, 0.9 million shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 6, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $7.0 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on February 13, 2015. Pursuant to the program, the Company purchased 4.5 million shares of its common stock at an aggregate purchase price of $5.9 million. The remaining $1.1 million authorized under the program for repurchases was unused.
On June 3, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $4.0 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on December 31, 2014. Pursuant to the program, the Company purchased 3.0 million shares of its common stock at an aggregate purchase price of $4.0 million under this repurchase program.
On March 11, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $3 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on June 8, 2014. Pursuant to the program, the Company purchased 2.2 million shares of its common stock at an aggregate purchase price of $3 million under this repurchase program.
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
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The pre-arranged stock repurchase program terminated in accordance with its terms on December 1, 2013. Pursuant to the program, the Company purchased 2.1 million shares of its common stock at an aggregate purchase price of $5 million under this repurchase program.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2015, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 8 — Share-Based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain employees, directors and consultants. A maximum of 10.0 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $0.21 and $1.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2015 there were awards outstanding, net of awards expired, for the purchase in aggregate of 2.1 million shares of the Company’s common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 10.5 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $0.63 and $3.53 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2015 there were awards outstanding, net of awards expired, for an aggregate of 1.2 million shares of the Company’s common stock.
The Company adopted a Performance Incentive Plan effective July 1, 2013 (the "Fiscal 2014 Performance Plan"). The Fiscal 2014 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2014 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2014 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in three annual installments which are achieved at the end of a given fiscal year only if the participant has continuously remained in service from the date of award through the end of that fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted a separate Performance Incentive Plan effective July 1, 2014 (the "Fiscal 2015 Performance Plan"). The Fiscal 2015 Performance Plan is substantially similar to the Fiscal 2014 Performance Plan except that the service-based vesting criteria occurs in a single installment and is achieved at the end of the third fiscal year after the award is granted if the participant has continuously remained in service from the date of the award through the end of the third fiscal year.
Stock-Based Compensation
In accordance with accounting guidance on stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2015, 2014, and 2013, stock-based compensation of $1.7 million, $2.6 million and $2.2 million, respectively, was reflected as an increase to additional paid in capital and $0.1 million and 0.3 million was reflected as an increase to other accrued expenses for the fiscal years ended June 30, 2015 and 2014. There were no increases to other accrued expenses related to stock-based compensation for the fiscal year ended June 30, 2013. For the fiscal years ended June 30, 2015, 2014, and 2013, all stock-based compensation was employee related.
At June 30, 2015 there was $2.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.9 years.

Stock Options
The weighted-average grant-date fair value of stock options granted during the fiscal year ended June 30, 2013 was $2.49. There were no stock option grants during the fiscal years ended June 30, 2015 and 2014.
The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values:

	June 30,
	2015	2014	2013
Risk-free interest rate	N/A	N/A	0.82%
Dividend yield	N/A	N/A	—%
Expected life in years	N/A	N/A	5.0- 6.08
Expected volatility	N/A	N/A	127%
The following is a summary of stock option activity for the years ended June 30, 2015, 2014, and 2013:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	10,945	$0.91

Granted	152	$2.82
Exercised	(3,319)	0.49		$7,128
Forfeited	(768)	1.54
Expired or Canceled	—	—
Outstanding at June 30, 2013	7,010	1.08

Granted	—	$—
Exercised	(1,400)	0.69		$2,282
Forfeited	(469)	1.84
Expired or Canceled	—	—
Outstanding at June 30, 2014	5,141	1.18

Granted	—	$—
Exercised	(155)	0.72		$60
Forfeited	(1,756)	1.31
Expired or Canceled	—	—
Outstanding at June 30, 2015	3,230	1.12	4.87	$113
Exercisable at June 30, 2015	3,119	$1.07	4.80	$113

Restricted Shares
The following is a summary of restricted shares granted during the years ended June 30, 2015, 2014, and 2013:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	162	—

Granted	2,808	$2.62
Vested	(37)	3.34
Forfeited	(196)	3.25
Nonvested at June 30, 2013	2,737	2.61
Vested at June 30, 2013	—	—

Granted	225	$1.79
Vested	(760)	2.65
Forfeited	(478)	2.55
Nonvested at June 30, 2014	1,724	2.46
Vested at June 30, 2014	—	—

Granted	1,325	$0.8
Vested	(531)	2.37
Forfeited	(770)	2.22
Nonvested at June 30, 2015	1,748	1.34
Vested at June 30, 2015	—	—
The total vesting date fair value of restricted shares that vested during the years ended June 30, 2015, 2014 and 2013 was $0.6 million, $1.2 million and $0.1 million, respectively.
Performance Stock Units
During the year ended June 30, 2015, the Company awarded performance stock units (the "Performance Stock Units") to its executive officers (the "Recipients). Vesting for the Performance Stock Units occurs over three consecutive annual performance periods and is subject to achievement of both service based and market based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the serviced based requirement), each Performance Stock Unit represents a contingent right for the Recipient to receive, within thirty days after the end of each of three annual performance periods, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of Performance Stock Units subject to the award for each performance period. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the relevant performance period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the target Performance Stock Units is based upon the Company's absolute TSR for the Performance Period as compared to a matrix of fixed numeric values and the vesting for the other 50% of the target Performance Stock Units is based upon a relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund. The weighted average grant date fair value of Performance Stock Units granted during the fiscal year ended June 30, 2015 was $1.54, which will be recognized on a straight-line basis over the requisite service period, regardless of when, if ever, the market based performance conditions are satisfied. There were no Performance Stock Units granted during the years ended June 30, 2014 and 2013.
The fair value of Performance Stock Units granted was estimated using a Monte Carlo simulation model which included the following assumptions in order to reflect the performance conditions that must be satisfied for the share units to vest:

June 30, 2015
Risk-free interest rate	1.07%
Dividend yield	—%
Expected volatility - company	54.1%
Expected volatility - peer company	15.7%
Total measurement period (years)	3.0

The following is a summary of Performance Stock Units granted during the year ended June 30, 2015:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	—	—

Granted	1,600	$1.54
Vested	—	—
Forfeited	(800)	1.54
Nonvested at June 30, 2015	800	1.54
Vested at June 30, 2015	—	—
Cash-Settled Performance Units
The following is a summary of cash settled performance units granted during the years ended June 30, 2015 and 2014:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013, nonvested	—	$—
Granted	245	1.48
Vested	(214)	—
Forfeited	(31)	1.51
Outstanding at June 30, 2014, nonvested	—
Granted	482	1.15
Vested	(353)	—
Forfeited	(129)	1.16
Outstanding at June 30, 2015, nonvested	—
The fair value of vested awards under the Performance Plan as of June 30, 2015 was $0.2 million. Payments of $0.3 million were made to settle vested cash settled performance units during the year ended June 30, 2015. No payments were made to settle vested cash-settled performance units during the fiscal year ended June 30, 2014. No cash-settled performance units were granted or outstanding during the fiscal year ended June 30, 2013.
Warrants
As of June 30, 2015, the Company had outstanding warrants which were issued in conjunction with convertible debentures between November 2009 and February 2010.

The following is a summary of the warrant activity for the years ended June 30, 2015, 2014, and 2013 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2012	12,964

Issued	—
Canceled	—
Exercised	(4,723)
Expired	—
Outstanding and exercisable at June 30, 2013	8,241

Issued	—
Canceled	—
Exercised	(3,996)
Expired	—
Outstanding and exercisable at June 30, 2014	4,245

Issued	—
Canceled	—
Exercised	(3,637)
Expired	—
Outstanding and exercisable at June 30, 2015	608
As of June 30, 2015, 2014, and 2013, the Company had no warrants classified as derivative liabilities.
Note 9 — Other Income (Expense), net
Other income (expense), net consists of the following (in thousands):

	Year ended June 30,
	2015	2014	2013
Business development incentive, net	$—	$666	$695
Foreign currency transaction loss, net	(498)	(194)	(1,689)
Gain on settlement of forward contract	203	8	42
Other income (expense), net	136	(96)	40
Total other income (expense), net	$(159)	$384	$(912)
In January 2013, the Company began operations of a foreign subsidiary that qualified for a government-sponsored business development incentive. Under the incentive program, the Company's foreign subsidiary was allowed to retain certain non-income based taxes during the twelve month period ending December 31, 2013, rather than remit such taxes to the tax authorities. The income associated with the retention of these taxes is included in "Business development incentive, net" in the table above. No such incentives were realized during the fiscal year ended June 30, 2015.

Note 10 — Income Taxes
As of June 30, 2015, the Company had a Federal net operating loss (“NOL”) carry-forward of approximately $0.4 million. The net operating losses expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2015, state NOLs were $8.8 million and foreign NOLs were $0.9 million. The income tax expense for the years ended June 30, 2015, 2014, and 2013 consists of the following (in thousands):

	2015	2014	2013
Income / (Loss) Before Income Taxes:
Domestic	$8,249	$13,894	$11,250
International	2,404	2,761	(97)
	$10,653	$16,655	$11,153
Current Taxes:
Federal	$2,600	$2,010	$4,087
State	446	72	383
Foreign	856	1,018	(33)
Total Current Income Tax Provision	$3,902	$3,100	$4,437
Deferred Taxes:
Federal	97	2,299	(706)
State	4	83	(77)
Foreign	(337)	(210)	(109)
Total Deferred Income Tax Provision	$(236)	$2,172	$(892)
Net Income Tax Provision	$3,666	$5,272	$3,545
The effective income tax rate for the years ended June 30, 2015, 2014, and 2013 differs from the U.S. Federal statutory income tax rate due to the following:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	1.9%	1.8%
Tax return to provision true-up	1.2%	(3.0)%	(2.5)%
Permanent differences:
— stock based compensation	1.2%	1.3%	0.8%
— domestic production activities deduction	(1.6)%	(1.8)%	(2.7)%
— credit for increasing research activities	(3.8)%	(1.5)%	(0.7)%
— other	0.4%	(0.5)%	0.0%
Change in valuation allowance	0.0%	0.1%	0.0%
Net income tax provision	34.4%	31.5%	31.7%

The components of the deferred tax assets and liabilities as of June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$656	$1,016
Stock option compensation	1,353	1,353
Accrued vacation, allowance for returns, bonuses & other	1,395	572
Gross deferred tax asset	$3,404	$2,941

Deferred tax liabilities:
Patents and trademarks	(468)	(500)
Change in tax accounting methods	(98)	(198)
Property & equipment	(1,268)	(583)
Gross deferred tax liabilities	(1,834)	(1,281)
Less: valuation allowance	(218)	(217)
Deferred tax assets, net	$1,352	$1,443
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2012 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2010 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2010 through June 30, 2014.
Note 11 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2024. The facilities leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2015 are as follows (in thousands):

Year ending June 30,	Amount
2016	$2,427
2017	2,439
2018	1,328
2019	1,246
2020	1,290
Thereafter	5,105
Total future minimum lease payments	$13,835
Rent expense totaled $2.4 million, $1.9 million, and $1.8 million for the years ended June 30, 2015, 2014, and 2013, respectively. In addition, the Company has $0.2 million of sublease income to be received through the end of fiscal 2016.
Contingencies
The Company is occasionally involved in lawsuits and disputes arising in the normal course of business. The Company regularly reviews all pending litigation matters in which it is involved and establishes accruals deemed appropriate by management for these litigation matters when a probable loss estimate can be made. In the opinion of management, the amounts accrued for as of June 30, 2015 are appropriate based on the probable outcome of currently pending matters.

Note 12 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2015 and 2014:
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2015
	First	Second	Third	Fourth
Revenue, net	$51,633	$48,247	$45,155	$45,301	$190,336
Gross profit	45,954	40,761	37,603	38,008	162,326
Net income	$4,716	$1,472	$573	$226	$6,987
Per common share:
Income per share, basic	$0.05	$0.02	$0.01	$—	$0.07
Income per share, diluted	$0.05	$0.01	$0.01	$—	$0.07

	Fiscal Quarter				Year ended June 30, 2014
	First	Second	Third	Fourth
Revenue, net	$51,328	$51,538	$55,064	$56,038	$213,968
Gross profit	43,519	43,594	46,605	47,056	180,774
Net income	$3,256	$3,282	$2,494	$2,351	$11,383
Per common share:
Income per share, basic	$0.03	$0.03	$0.02	$0.02	$0.11
Income per share, diluted	$0.03	$0.03	$0.02	$0.02	$0.10
Note 13 — Subsequent Events
On July 2, 2015 the Company announced that it terminated the employment of David Colbert as Chief Financial Officer, effective July 3, 2015. Pursuant to Mr. Colbert's employment agreement, he will receive severance in an aggregate amount equal to $325,000 to be paid in substantially equal monthly installments over the 12 month period following the termination date.
On July 15, 2015 the Company terminated the employment of David Phelps as Chief Sales Officer. Pursuant to Mr. Phelps' employment agreement, he will receive severance in an aggregate amount equal to $352,000 to be paid in substantially equal monthly installments over the 12 month period following the termination date.