Form 10-Q
period 2015-09-30
Lifevantage Corp
filed 2015-11-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2015 was 13,996,906.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to comply with financial covenants imposed by our credit facility;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with applicable legal requirements or our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Inability to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Significant dependence upon a few products for revenue;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our products;

•	Risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2015 and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	September 30, 2015	June 30, 2015
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,686	$13,905
Accounts receivable	1,144	1,031
Income tax receivable	2,811	2,179
Inventory	8,538	9,248
Current deferred income tax asset	1,086	1,117
Prepaid expenses and deposits	3,596	2,995
Total current assets	30,861	30,475

Property and equipment, net	5,267	5,759
Intangible assets, net	1,845	1,879
Long-term deferred income tax asset	229	235
Other long-term assets	1,400	1,433
TOTAL ASSETS	$39,602	$39,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,502	$2,614
Commissions payable	6,450	6,505
Other accrued expenses	7,280	5,600
Current portion of long-term debt	11,723	11,141
Total current liabilities	27,955	25,860

Long-term debt
Principal amount	6,786	10,484
Less: unamortized discount and deferred offering costs	(1,767)	(1,951)
Long-term debt, net of unamortized discount and deferred offering costs	5,019	8,533
Other long-term liabilities	2,051	2,063
Total liabilities	35,025	36,456
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 13,981 and 13,958 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	14	14
Additional paid-in capital	117,826	117,657
Accumulated deficit	(113,029)	(114,095)
Accumulated other comprehensive loss	(234)	(251)
Total stockholders’ equity	4,577	3,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,602	$39,781
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
(In thousands, except per share data)
Revenue, net	$45,352	$51,633
Cost of sales	6,975	5,679
Gross profit	38,377	45,954
Operating expenses:
Commissions and incentives	22,043	24,574
Selling, general and administrative	13,663	13,615
Total operating expenses	35,706	38,189
Operating income	2,671	7,765
Other income (expense):
Interest expense	(749)	(808)
Other income (expense), net	(216)	203
Total other income (expense)	(965)	(605)
Income before income taxes	1,706	7,160
Income tax expense	(640)	(2,444)
Net income	$1,066	$4,716
Net income per share:
Basic	$0.08	$0.33
Diluted	$0.08	$0.32
Weighted-average shares outstanding:
Basic	13,709	14,228
Diluted	13,830	14,837
Other comprehensive income, net of tax:
Foreign currency translation adjustment	17	57
Other comprehensive income, net of tax	17	57
Comprehensive income	$1,083	$4,773
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2015	13,958	$14	$117,657	$(114,095)	$(251)	$3,325
Stock-based compensation	—	—	188	—	—	188
Exercise of options and warrants	—	—	(19)	—	—	(19)
Issuance of shares related to restricted stock	43	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(20)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	17	17
Net income	—	—	—	1,066	—	1,066
Balances, September 30, 2015	13,981	$14	$117,826	$(113,029)	$(234)	$4,577
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,066	$4,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	585
Stock-based compensation	192	474
Amortization of deferred financing fees	104	61
Amortization of debt discount	81	48
Deferred income tax	37	—
Changes in operating assets and liabilities:
Decrease / (increase) in receivables	(739)	1,469
Decrease / (increase) in inventory	657	(2,379)
Increase in prepaid expenses and deposits	(606)	(1,467)
Decrease in long-term assets	50	563
Increase / (decrease) in accounts payable	(109)	1,392
Increase / (decrease) in accrued expenses	1,304	(379)
Increase / (decrease) in other long-term liabilities	273	(21)
Net Cash Provided by Operating Activities	2,841	5,062
Cash Flows from Investing Activities:
Purchase of equipment	(3)	(236)
Net Cash Used in Investing Activities	(3)	(236)
Cash Flows from Financing Activities:
Excess tax benefit from stock-based compensation	(19)	—
Repurchase of company stock	—	(2,000)
Payment on term loan	(3,116)	(1,175)
Exercise of options and warrants	—	35
Net Cash Used in Financing Activities	(3,135)	(3,140)
Foreign Currency Effect on Cash	78	62
(Decrease) Increase in Cash and Cash Equivalents:	(219)	1,748
Cash and Cash Equivalents — beginning of period	13,905	20,387
Cash and Cash Equivalents — end of period	$13,686	$22,135
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$559	$699
Cash paid for income taxes	$1,207	$372
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2015.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to preferred customers, retail customers and independent distributors located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico and Thailand.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of September 30, 2015, and the results of operations for the three months ended September 30, 2015 and 2014 and the cash flows for the three months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2015 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2015, and included in the Annual Report on Form 10-K on file with the SEC.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. Net foreign currency losses of $0.2 million and $0.1 million are recorded in other income (expense), net for the three months ended September 30, 2015 and 2014, respectively.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in September 2015 and were not designated for hedge accounting. For the three months ended September 30, 2015 and 2014 , the Company realized a loss of $9,000 and a gain of $0.3 million, respectively, related to forward contracts which is recorded in other income (expense), net. The Company did not hold any derivative instruments at September 30, 2015.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2015, the Company had $11.2 million in cash accounts that were held primarily at one financial institution and $2.5 million in accounts at other financial institutions. As of September 30, 2015 and June 30, 2015, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2015 and June 30, 2015 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of September 30, 2015 is not necessary. No bad debt expense has been recorded for the periods ended September 30, 2015 and September 30, 2014.
Inventory
As of September 30, 2015 and June 30, 2015, inventory consisted of (in thousands):

	September 30, 2015	June 30, 2015
Finished goods	$4,283	$5,783
Raw materials	4,255	3,465
Total inventory	$8,538	$9,248
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.3 million at September 30, 2015 and June 30, 2015, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2015 and June 30, 2015, the Company’s reserve balance for returns and allowances was approximately $0.1 million and $0.1 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three months ended September 30, 2015 and 2014 were approximately $0.2 million and $0.5 million, respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance stock units that include market based performance conditions is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield, with further adjustments made to reflect the market conditions that must be satisfied in order for the units to vest by using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient. The fair value of cash-settled performance based awards, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
Reverse Stock Split
In October 2015, following approval of the Company's shareholders, the Company's board of directors approved the filing of an amendment to the Company's amended and restated articles of incorporation to effectuate a reverse split of the issued and outstanding shares of the Company's common stock on a one-for-seven basis. The reverse stock split was effective on October 19, 2015. The par value and authorized number of shares of common stock were not adjusted as a result of the reverse split. All fractional shares resulting from the reverse stock split were rounded up. All issued and outstanding common stock and per share amounts contained within the Company's consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.
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
For the three months ended September 30, 2015 and 2014, the Company recognized income tax expense of $0.6 million and $2.4 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the three months ended September 30, 2015 effective rate of 37.5% and the Federal statutory rate of 35.0% is due primarily to the effect of state taxes and certain permanent differences.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2015 the effects of approximately 0.5 million common shares issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three months ended September 30, 2014 the effects of approximately 0.3 million common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended September 30,
	2015	2014
Numerator:
Net income	$1,066	$4,716
Denominator:
Basic weighted-average common shares outstanding	13,709	14,228
Effect of dilutive securities:
Stock awards and options	59	228
Warrants	62	381
Diluted weighted-average common shares outstanding	13,830	14,837
Net income per share, basic	$0.08	$0.33
Net income per share, diluted	$0.08	$0.32
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

	For the Three Months Ended September 30,
	2015	2014
Americas	$34,726	$36,456
Asia/Pacific	10,626	15,177
Total revenues	$45,352	$51,633
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended September 30,
	2015	2014
United States	$33,496	$35,009
Japan	$8,593	$12,194

As of September 30, 2015 long-lived assets were $6.1 million in the United States and $1.4 million in Japan. As of June 30, 2015 long-lived assets were $6.5 million in the United States and $1.5 million in Japan.
Effect of New Accounting Pronouncements
In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 825-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this updated standard in the current year during the interim period ended September 30, 2015 by reclassifying the debt issue costs from long-term assets to a direct reduction from the related debt, consistent with the debt discount. All prior period balances have been retrospectively adjusted.
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
On May 1, 2015 the Company entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that the Company is required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that the Company make certain accelerated principal payments on the Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2015.
On August 27, 2015 the Company entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively, with the Term Loan, as previously amended by Amendment No. 1, the "Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 requires that the Company make additional monthly accelerated principal payments on the Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the Term Loan has been paid in full. Amendment No. 2 also requires that the Company make additional accelerated payments at the end of each fiscal quarter in the amount of all unrestricted cash on hand as of the close of business on the last day for the quarter in excess of $12.5 million.
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The Term loan bears interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the three months ended September 30, 2015 the average interest rate was 8.75%.
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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. As of September 30, 2015, the Company was in compliance with all applicable covenants including those under the amended Credit Facility.

During the three months ended September 30, 2015, the Company recorded interest expense of $0.2 million related to transaction costs associated with the 2013 Credit Facility. At September 30, 2015, the Company had unamortized transaction costs totaling $1.8 million included in the consolidated balance sheet. The remaining balance will be amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining nine months ending June 30, 2016)	$9,048
2016	9,461
$18,509

Note 4 — Stockholders’ Equity
During the three months ended September 30, 2015 the Company issued 43,000 shares of restricted stock and no shares of common stock upon the exercise of warrants and options. During the three months ended September 30, 2015, 20,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2015, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2015 there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.3 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2015 there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three months ended September 30, 2015, stock-based compensation of $0.2 million was reflected as an increase to additional paid-in capital and an increase of $4,000 was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2014, stock-based compensation of $0.4 million was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 6 — Commitments and Contingencies
From time to time, the Company is involved in lawsuits and disputes arising in the normal course of business. The Company regularly reviews all pending litigation matters in which it is involved and establishes accruals deemed appropriate by management for these litigation matters when a probable loss estimate can be made. In the opinion of management, the amounts accrued for as of September 30, 2015 are appropriate based on the probable outcome of currently pending matters.
Note 7 — Subsequent Events
On October 19, 2015 the Company effected a 1 for 7 reverse stock split as approved by the Company's shareholders and Board of Directors. All issued and outstanding common stock and per share amounts contained within the Company's consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We sell quality, scientifically validated products and provide a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We sell our products to preferred customers and independent distributors in two geographic regions: Americas and Asia/Pacific.
Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:
•Our scientifically-validated products, including Protandim®, LifeVantage TrueScience®, Canine Health® and Axio®;
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
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new preferred customers and independent distributors.
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

	Active Preferred Customers By Region
	September 30,
	2015		2014		Change from Prior Year	Percent Change
Americas	93,000	81.6%	104,000	82.5%	(11,000)	(10.6)%
Asia/Pacific	21,000	18.4%	22,000	17.5%	(1,000)	(4.5)%
	114,000	100.0%	126,000	100.0%	(12,000)	(9.5)%

	Active Independent Distributors By Region
	September 30,
	2015		2014		Change from Prior Year	Percent Change
Americas	44,000	68.7%	44,000	64.7%	—	—%
Asia/Pacific	20,000	31.3%	24,000	35.3%	(4,000)	(16.7)%
	64,000	100.0%	68,000	100.0%	(4,000)	(5.9)%

Three months Ended September 30, 2015 Compared to the Three months Ended September 30, 2014
Revenue. We generated net revenue of $45.4 million and $51.6 million during the three months ended September 30, 2015 and 2014, respectively. Foreign currency fluctuations negatively impacted our revenue in the amount of $1.9 million or 3.7% during the three months ended September 30, 2015.
Americas. The following table sets forth revenue for the three months ended September 30, 2015 and 2014 for the Americas region (in thousands):

	For the Three Months Ended September 30,
	2015	2014	% Change
United States	$33,496	$35,009	(4.3)%
Other	1,230	1,447	(15.0)%
Americas Total	$34,726	$36,456	(4.7)%

Revenue in the Americas region for the three months ended September 30, 2015 decreased $1.7 million or 4.7% from the prior year same period. The decrease in revenue is due to lower volume of product sales in the United States and Canada, partially offset by an increase in Mexico sales as compared to the prior year same periods.
Asia/Pacific. The following table sets forth revenue for the three months ended September 30, 2015 and 2014 for the Asia/Pacific region and its principal markets (in thousands):

	For the Three Months Ended September 30,
	2015	2014	% Change
Japan	$8,593	$12,194	(29.5)%
Hong Kong	1,179	1,624	(27.4)%
Other	854	1,359	(37.2)%
Asia/Pacific Total	$10,626	$15,177	(30.0)%
Revenue in the Asia/Pacific region for the three months ended September 30, 2015 was negatively impacted approximately $1.7 million or 10.9% by foreign currency exchange rate fluctuations.
During the three months ended September 30, 2015 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $1.5 million or 12.5%. In addition to the negative impact of foreign currency fluctuations, product sales volume decreased in Japan, Hong Kong, Australia and the Philippines.
All of our sales and marketing efforts continue to be directed toward building our network marketing sales. We expect increased revenue in the Americas region as we continue to focus on our growth initiatives, specifically product development and sales and marketing. We expect revenue in Australia, Hong Kong, and the Philippines to remain consistent with the revenue generated in those countries for the three months ended September 30, 2015 as we continue to provide similar levels of support as previous periods.
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
While there continues to be uncertainty regarding the full impact these distractions will have on future revenue, we have taken actions to mitigate the impact and we continue to monitor the progress of these actions.  During fiscal year 2015 we commenced, and during fiscal year 2016 we are continuing to take, legal action against the company to which some of our former distributor leaders have moved, but anticipate that will take time to complete.  In addition, we are working to unify our Japan distributor base, starting with our distributor leaders in the market.  During fiscal year 2015 we restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities.  In addition to promoting greater leadership and unity in the market, we continue to be focused on creating country-specific marketing tools and materials that we believe will be of significant benefit to our distributors as they build their businesses. We expect Japan revenue to stabilize beginning in the second fiscal quarter of 2016.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2015 and 2014 was 84.6% and 89.0%, respectively.
As a percentage of total revenues, cost of sales for the three months ended September 30, 2015 increased to 15.4% from 11.0% for the three months ended September 30, 2014. The increase in cost of sales for the three months ended September 30, 2015, as compared to the prior year period, is due primarily to benefits associated with the rework of previously recalled inventory as well as cost recoveries from insurance of approximately $2.0 million that were recognized in the prior year, reducing cost of sales in that period.
Operating Expenses. Total operating expenses during the three months ended September 30, 2015 were $35.7 million as compared to operating expenses of $38.2 million during the three months ended September 30, 2014. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses.
Operating expenses as a percentage of revenue increased to 78.7% for the three months ended September 30, 2015 from 74.0% for the three months ended September 30, 2014. The increase is due primarily to a higher rate of decline in revenue relative to the rate of decline in selling, general administrative expenses during the three months ended September 30, 2015 as compared to the prior year period.

Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2015 were $22.0 million as compared to commissions and incentives expenses of $24.6 million for the three months ended September 30, 2014.
The decrease in commissions and incentives expenses for the three months ended September 30, 2015 was due primarily to decreased commission expenses related to the lower revenues realized during the quarter as compared to the prior year period.
We expect our commissions and incentives expenses to increase slightly during the remainder of fiscal 2016, as compared to the same period in fiscal 2015, as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2015 were $13.7 million as compared to selling, general and administrative expenses of $13.6 million for the three months ended September 30, 2014.
The increase in selling, general and administrative expenses during the three months ended September 30, 2015, compared to the prior year same period, was due primarily to increases in other general and administrative expenses. These increases were partially offset by decreases in sales and marketing expenses.
Other general and administrative expenses increased primarily as a result of increased expenses associated with executive severance and recruiting expenses incurred during the three months ended September 30, 2015 related to the separation and subsequent hiring of our Chief Financial Officer and Chief Sales Officer positions.
Sales and marketing expenses for the three months ended September 30, 2015 were lower primarily as a result of fewer events being held in anticipation of our 2015 convention and Japan elite academy which will take place during our second quarter of fiscal year 2016.
We expect our sales and marketing expenses to remain consistent as we remain focused on investing in our strategic initiatives of new product innovation, investing in and strengthening our sales and marketing efforts, and strengthening and expanding our geographic reach.
Total Other Income (Expense). During the three months ended September 30, 2015 we recognized net other expenses of $1.0 million as compared to net other expenses of $0.6 million for the three months ended September 30, 2014.
Total other income (expense) for the three months ended September 30, 2015 consisted primarily of interest expense and net currency losses.
The following table sets forth interest expense for the three months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,
	2015	2014
Contractual interest expense:
2013 Term Loan	$559	$699
Amortization of deferred financing fees:
2013 Term Loan	104	61
Amortization of debt discount:
2013 Term Loan	81	48
Other	5	—
Total interest expense	$749	$808
Income Tax Expense. We recognized income tax expense of $0.6 million for the three months ended September 30, 2015 as compared to income tax expense of $2.4 million for the three months ended September 30, 2014.
The effective tax rate was 37.5% of pre-tax income during the three months ended September 30, 2015, compared to 34.1% for the same prior year period. The increase in the effective tax rate for the three months ended September 30, 2015 consisted primarily of the effect of current year permanent differences.

Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to service our debt and finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of September 30, 2015, our available liquidity was $13.7 million, including available cash and cash equivalents. This represented a decrease of $0.2 million from the $13.9 million in cash and cash equivalents as of June 30, 2015.
During the three months ended September 30, 2015, our net cash provided by operating activities was $2.8 million as compared to net cash provided by operating activities of $5.1 million during the three months ended September 30, 2014.
During the three months ended September 30, 2015, our net cash used in investing activities was $3,000, as a result of the purchase of fixed assets. During the three months ended September 30, 2014, our net cash used in investing activities was $0.2 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2015 was $3.1 million compared to cash used in financing activities of $3.1 million during the three months ended September 30, 2014. Cash used in financing activities during the three months ended September 30, 2015 was comprised of $3.1 million in principal payments on the Term Loan entered into in October 2013. Cash used in financing activities during the three months ended September 30, 2014 was comprised primarily of $1.2 million in principal payments on the Term Loan and $2.0 million for the repurchase of shares of our common stock.
At September 30, 2015 and June 30, 2015, the total amount of our foreign subsidiary cash was $4.2 million and $5.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of September 30, 2015, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At September 30, 2015, we had working capital (current assets minus current liabilities) of $2.9 million, compared to working capital of $4.6 million at June 30, 2015. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
On May 1, 2015 we entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the covenants relating to minimum consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that we are required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that we make certain accelerated principal payments on the Term Loan totaling $4.5 million during our fourth quarter of fiscal year 2015.

On August 27, 2015 we entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively with the Term Loan, as previously amended by Amendment No. 1, the "Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 requires that we make additional monthly accelerated principal payments on the Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the Term Loan has been paid in full. Amendment No. 2 also requires that we make additional accelerated payments at the end of each calendar quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million.
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. As of September 30, 2015, we were in compliance with the applicable non-financial and restrictive covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, after giving effect to Amendment No. 2, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) of at least $14.5 million for the four consecutive fiscal quarters ending September 30, 2015. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending September 30, 2016 and each period of four consecutive fiscal quarters ending each December 31, March 31, June 30, and September 30 thereafter;

•
Have a total leverage ratio (as defined in the Credit Facility) of less than 1.50 to 1.00 for the quarter ended September 30, 2015. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•	Have a fixed charge ratio (as defined in the Credit Facility) of greater than 1.25 to 1.00 for the four consecutive fiscal quarters ending September 30, 2015; and

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

As of September 30, 2015 the Company was in compliance with all applicable financial covenants including those under the amended Credit Facility. We anticipate that in the absence of a significant increase to our consolidated EBITDA we likely will not meet our consolidated EBITDA covenants for the reporting periods subsequent to June 30, 2016. We intend to work with our lender to further revise our financial covenants under the Credit Facility as needed. While we expect to be successful in negotiating with our lender to revise the consolidated EBITDA covenant to a level that will be achievable in light of our current business, it is possible that these negotiations will be unsuccessful.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2015, our shipment of products sold totaling $14.4 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at September 30, 2015, compared with $0.1 million at June 30, 2015. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $4,000 of obsolescence costs for the three months ended September 30, 2015.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2015 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$18,509	$11,723	$6,786	$—	$—
Interest on long-term debt obligations	1,427	1,172	255	—	—
Operating lease obligations	13,257	2,449	4,732	4,037	2,039
Total	$33,193	$15,344	$11,773	$4,037	$2,039

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
Foreign Currency Risk
During the three months ended September 30, 2015, approximately 26.1% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2015 we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.4% decrease of our three months ended September 30, 2015 revenue, in the amount of $1.1 million.
Interest Rate Risks
As of September 30, 2015, we had $18.5 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of September 30, 2015, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.1 million. This market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the November 2013 Dutch auction tender offer in which we accepted for payment an aggregate of 16.3 million shares of our common stock at an aggregate purchase price of $40.0 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with our business previously disclosed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of our common stock issued during the three months ended September 30, 2015 due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended September 30, 2015.
During the quarter ended September 30, 2015, we withheld 922 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: November 4, 2015	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2015	/s/ Mark Jaggi
Mark Jaggi Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1(a)	Amended and Restated Articles of Incorporation and Statement of Correction to Amended and Restated Articles of Incorporation	Exhibit to 4.1 to Registration Statement on Form S-8 (File No. 333-200363) filed on November 19, 2014

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing