Form 10-Q
period 2015-12-31
Lifevantage Corp
filed 2016-02-09
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 5, 2016 was 14,008,737.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to strengthen our business and properly manage distractions among our distributors in Japan;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Our inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Disruptions in our information technology systems;

•	Inability to comply with financial covenants imposed by our credit facility;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	The impact of our debt service obligations and restrictive debt covenants;

•	Claims against us as a result of our independent distributors failing to comply with applicable legal requirements or our policies and procedures;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Inability to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Dependence upon a few products for revenue;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality material for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities in our various markets may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our products;

•	Risk of investigatory and enforcement action by the federal trade commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We could be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Significant dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock;

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future; and

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	December 31, 2015	June 30, 2015
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$15,819	$13,905
Accounts receivable	1,738	1,031
Income tax receivable	2,205	2,179
Inventory	10,619	9,248
Current deferred income tax asset	1,086	1,117
Prepaid expenses and deposits	5,016	2,995
Total current assets	36,483	30,475

Property and equipment, net	5,180	5,759
Intangible assets, net	1,812	1,879
Long-term deferred income tax asset	229	235
Other long-term assets	1,223	1,433
TOTAL ASSETS	$44,927	$39,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,857	$2,614
Commissions payable	7,733	6,505
Other accrued expenses	9,005	5,600
Current portion of long-term debt	12,229	11,141
Total current liabilities	34,824	25,860

Long-term debt
Principal amount	2,583	10,484
Less: unamortized discount and deferred offering costs	(1,544)	(1,951)
Long-term debt, net of unamortized discount and deferred offering costs	1,039	8,533
Other long-term liabilities	2,055	2,063
Total liabilities	37,918	36,456
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 13,992 and 13,958 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	14	14
Additional paid-in capital	118,649	117,657
Accumulated deficit	(111,429)	(114,095)
Accumulated other comprehensive loss	(225)	(251)
Total stockholders’ equity	7,009	3,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,927	$39,781
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
(In thousands, except per share data)
Revenue, net	$51,995	$48,247	$97,347	$99,880
Cost of sales	7,842	7,486	14,817	13,165
Gross profit	44,153	40,761	82,530	86,715
Operating expenses:
Commissions and incentives	27,297	23,195	49,340	47,769
Selling, general and administrative	13,824	14,476	27,487	28,091
Total operating expenses	41,121	37,671	76,827	75,860
Operating income	3,032	3,090	5,703	10,855
Other income (expense):
Interest expense	(619)	(785)	(1,368)	(1,593)
Other income (expense), net	6	(246)	(210)	(43)
Total other income (expense)	(613)	(1,031)	(1,578)	(1,636)
Income before income taxes	2,419	2,059	4,125	9,219
Income tax expense	(819)	(587)	(1,459)	(3,031)
Net income	$1,600	$1,472	$2,666	$6,188
Net income per share:
Basic	$0.12	$0.11	$0.19	$0.44
Diluted	$0.11	$0.10	$0.19	$0.43
Weighted-average shares outstanding:
Basic	13,718	13,956	13,714	14,089
Diluted	14,016	14,388	13,952	14,523
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9	(136)	26	(79)
Other comprehensive income (loss), net of tax	$9	$(136)	$26	$(79)
Comprehensive income	$1,609	$1,336	$2,692	$6,109
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2015	13,958	$14	$117,657	$(114,095)	$(251)	$3,325
Stock-based compensation	—	—	503	—	—	503
Exercise of options and warrants	17	—	489	—	—	489
Issuance of shares related to restricted stock	58	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(41)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	26	26
Net income	—	—	—	2,666	—	2,666
Balances, December 31, 2015	13,992	$14	$118,649	$(111,429)	$(225)	$7,009
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2015	2014
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,666	$6,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983	1,165
Stock-based compensation	580	969
Amortization of deferred financing fees	229	124
Amortization of debt discount	178	97
Deferred income tax	37	—
Changes in operating assets and liabilities:
(Increase) / decrease in receivables	(728)	2,451
Increase in inventory	(1,426)	(3,693)
Decrease in prepaid expenses and deposits	545	207
Decrease in long-term assets	223	836
Increase in accounts payable	674	1,208
Increase / (decrease) in accrued expenses	3,072	(1,551)
Increase / (decrease) in other long-term liabilities	1,473	(35)
Net Cash Provided by Operating Activities	8,506	7,966
Cash Flows from Investing Activities:
Purchase of equipment	(333)	(863)
Net Cash Used in Investing Activities	(333)	(863)
Cash Flows from Financing Activities:
Excess tax benefit from stock-based compensation	405	—
Repurchase of company stock	—	(6,610)
Payment on term loan	(6,813)	(2,350)
Exercise of options and warrants	84	196
Net Cash Used in Financing Activities	(6,324)	(8,764)
Foreign Currency Effect on Cash	65	(79)
Increase (Decrease) in Cash and Cash Equivalents:	1,914	(1,740)
Cash and Cash Equivalents — beginning of period	13,905	20,387
Cash and Cash Equivalents — end of period	$15,819	$18,647
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$954	$1,372
Cash paid for income taxes	$1,026	$637
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
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our energy drink mixes, and PhysIQ™, our smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of December 31, 2015, and the results of operations for the three and six months ended December 31, 2015 and 2014 and the cash flows for the six months ended December 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2015 and 2014, net foreign currency losses of $4,000 and $0.3 million, respectively, are recorded in other income (expense), net. For the six months ended December 31, 2015 and 2014, net foreign currency losses of $0.2 million and $0.4 million, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in December 2015 and were not designated for hedge accounting. For the three months ended December 31, 2015 and 2014, realized gains of $2,000 and $15,000, respectively, related to forward contracts, are recorded in other income (expense), net. For the six months ended December 31, 2015 and 2014, a realized loss of $7,000 and a gain of $0.3 million, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at December 31, 2015.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2015, the Company had $13.3 million in cash accounts that were held primarily at one financial institution and $2.5 million in accounts at other financial institutions. As of December 31, 2015 and June 30, 2015, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2015 and June 30, 2015 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of December 31, 2015 is not necessary. No bad debt expense has been recorded for the periods ended December 31, 2015 and December 31, 2014.
Inventory
As of December 31, 2015 and June 30, 2015, inventory consisted of (in thousands):

	December 31, 2015	June 30, 2015
Finished goods	$4,455	$5,783
Raw materials	6,164	3,465
Total inventory	$10,619	$9,248
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.3 million and $0.3 million at December 31, 2015 and June 30, 2015, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon passage of title and risk of loss. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of December 31, 2015 and June 30, 2015, the Company’s reserve balance for returns and allowances was approximately $0.5 million and $0.1 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six months ended December 31, 2015 and 2014 were approximately $0.5 million and $1.2 million, respectively.
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
For the six months ended December 31, 2015 and 2014 the Company recognized income tax expense of $1.5 million and $3.0 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the six months ended December 31, 2015 effective rate of 35.4% and the Federal statutory rate of 35.0% is due primarily to the effect of certain permanent differences and discrete items.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three and six months ended December 31, 2015 the effects of approximately 0.2 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and six months ended December 31, 2014 the effects of approximately 0.4 million and 0.6 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income	$1,600	$1,472	$2,666	$6,188
Denominator:
Basic weighted-average common shares outstanding	13,718	13,956	13,714	14,089
Effect of dilutive securities:
Stock awards and options	227	220	171	222
Warrants	71	212	67	212
Diluted weighted-average common shares outstanding	14,016	14,388	13,952	14,523
Net income per share, basic	$0.12	$0.11	$0.19	$0.44
Net income per share, diluted	$0.11	$0.10	$0.19	$0.43
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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Americas	$40,055	$35,040	$74,781	$71,496
Asia/Pacific	11,940	13,207	22,566	28,384
Total revenues	$51,995	$48,247	$97,347	$99,880
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
United States	$38,761	$33,704	$72,257	$68,713
Japan	$9,220	$10,441	$17,813	$22,635

As of December 31, 2015 long-lived assets were $5.8 million in the United States and $1.3 million in Japan. As of June 30, 2015 long-lived assets were $6.5 million in the United States and $1.5 million in Japan.
Effect of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customer, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. ASC 606 will be effective for the Company in the first quarter of fiscal 2019. The Company has performed a detailed analysis and does not anticipate that ASC 606 will have a significant impact on revenue recognition or its consolidated financial statements due to the types of revenue transactions that the Company enters into.
In April 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 825-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this updated standard in the current year during the interim period ended September 30, 2015 by reclassifying the debt issue costs from long-term assets to a direct deduction from the related debt, consistent with the debt discount. All prior period balances have been retrospectively adjusted.
In November 2015, FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that all deferred tax assets or liabilities be classified as noncurrent in the classified statement of financial position. The amendments in this Update are effective for the annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
Note 3 — Long-Term Debt
On October 18, 2013 the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date of the Financing Agreement until October 18, 2014. The Company did not borrow any amounts under the Delayed Draw Term Loan.
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
The principal amount of the Term Loan is payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matures on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The Term loan bears interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the six months ended December 31, 2015 the average interest rate was 8.75%.

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
The Credit Facility contains customary negative covenants that, among other things, restrict the Company from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing the Company's equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. The Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Additionally, the Credit Facility contains cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the Credit Facility. As of December 31, 2015 the Company was in compliance with all applicable covenants including those under the amended Credit Facility.
During the six months ended December 31, 2015, the Company recorded interest expense of $0.4 million related to transaction costs associated with the 2013 Credit Facility. At December 31, 2015, the Company had unamortized transaction costs totaling $1.5 million included in the consolidated balance sheet. The remaining balance will be amortized to interest expense using the interest method.
The Company’s book value for the Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the Credit Facility are as follows (in thousands):

Year Ending June 30,	Amount
2016 (remaining six months ending June 30, 2016)	$6,879
2017	7,933
$14,812

Note 4 — Stockholders’ Equity
During the three and six months ended December 31, 2015 the Company issued 15,000 and 58,000 shares, respectively, of restricted stock and 17,000 and 17,000 shares, respectively, of common stock upon the exercise of warrants and options. During the three and six months ended December 31, 2015, 21,000 and 41,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2015, none have been issued and no rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2015 there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.3 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants who contribute to the strategic and long-term performance objectives and growth of the Company. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2015 there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
The Company adopted a Performance Incentive Plan effective July 1, 2013 (the "Fiscal 2014 Performance Plan"). The Fiscal 2014 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2014 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2014 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in three annual installments which are achieved at the end of a given fiscal year only if the participant has continuously remained in service from the date of award through the end of that fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate Performance Incentive Plans effective July 1, 2014 (the "Fiscal 2015 Performance Plan") and July 1, 2015 (the "Fiscal 2016 Performance Plan"). The Fiscal 2015 and 2016 Performance Plans are substantially similar to the Fiscal 2014 Performance Plan except that the service-based vesting criteria occurs in a single installment and is achieved at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of the award through the end of the third fiscal year.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and six months ended December 31, 2015, stock-based compensation of $0.3 million and $0.5 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $73,000 and $77,000, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2014, stock-based compensation of $0.5 million and $0.9 million, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 6 — Commitments and Contingencies
From time to time, the Company is involved in lawsuits and disputes arising in the normal course of business. The Company regularly reviews all pending litigation matters in which it is involved and establishes accruals deemed appropriate by management for these litigation matters when a probable loss estimate can be made. In the opinion of management, the amounts accrued for as of December 31, 2015 are appropriate based on the probable outcome of currently pending matters.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers, and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to preferred customers and independent distributors in two geographic regions: Americas and Asia/Pacific. We expect to begin selling in the United Kingdom during our third quarter of fiscal year 2016.
Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including Protandim®, LifeVantage TrueScience®, Canine Health®, Axio® and PhysIQ™;
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.

We have begun selling our products and attracting new independent distributors, retail customers and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong, Thailand and, on a limited basis, the Philippines. Entering new markets requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are Protandim®, the LifeVantage TrueScience® skin care regimen, Canine Health®, Axio®, our energy drink mixes and the PhysIQ™ smart weight management system. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, our enhanced TrueScience® Anti-Aging Cream and our TrueScience® Micro-Lift Serum. Axio® is our energy drink mix formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our newly launched smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, and the PhysIQ™ Protein Shake, all formulated to aid in weight management.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors, retail customers and preferred customers.
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

	Active Preferred Customers By Region
	December 31,
	2015		2014		Change from Prior Year	Percent Change
Americas	96,000	82.1%	97,000	81.5%	(1,000)	(1.0)%
Asia/Pacific	21,000	17.9%	22,000	18.5%	(1,000)	(4.5)%
	117,000	100.0%	119,000	100.0%	(2,000)	(1.7)%

	Active Independent Distributors By Region
	December 31,
	2015		2014		Change from Prior Year	Percent Change
Americas	46,000	68.7%	44,000	65.7%	2,000	4.5%
Asia/Pacific	21,000	31.3%	23,000	34.3%	(2,000)	(8.7)%
	67,000	100.0%	67,000	100.0%	—	—%

Three and Six months Ended December 31, 2015 Compared to Three and Six months Ended December 31, 2014
Revenue. We generated net revenue of $52.0 million and $48.2 million during the three months ended December 31, 2015 and 2014, respectively. We generated net revenue of $97.3 million and $99.9 million during the six months ended

December 31, 2015 and 2014, respectively. Foreign currency fluctuations negatively impacted our revenue $0.9 million or 1.9% and $2.8 million or 2.8% during the three and six months ended December 31, 2015, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2015 and 2014 for the Americas region (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2015	2014	% Change	2015	2014	% Change
United States	$38,761	$33,704	15.0%	$72,257	$68,713	5.2%
Other	1,294	1,336	(3.1)%	2,524	2,783	(9.3)%
Americas Total	$40,055	$35,040	14.3%	$74,781	$71,496	4.6%
Revenue in the Americas region for the three and six months ended December 31, 2015 increased $5.0 million or 14.3% and $3.3 million or 4.6% from the prior year same period. The increase in revenue is due to higher volume of product sales in the United States and Mexico, increased sales associated with the launch of several new products, and an increase in active distributors in the United States as compared to the prior year same periods.
Asia/Pacific. The following table sets forth revenue for the three and six months ended December 31, 2015 and 2014 for the Asia/Pacific region and its principal markets (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2015	2014	% Change	2015	2014	% Change
Japan	$9,220	$10,441	(11.7)%	$17,813	$22,635	(21.3)%
Hong Kong	2,000	1,453	37.6%	3,179	3,077	3.3%
Other	720	1,313	(45.2)%	1,574	2,672	(41.1)%
Asia/Pacific Total	$11,940	$13,207	(9.6)%	$22,566	$28,384	(20.5)%
Revenue in the Asia/Pacific region for the three and six months ended December 31, 2015 was negatively impacted approximately $0.7 million or 4.9% and $2.3 million or 8.1%, respectively, by foreign currency exchange rate fluctuations.
During the three and six months ended December 31, 2015 the Japanese yen continued to weaken against the U.S. dollar, negatively impacting our revenue in this market by $0.6 million or 5.5% and $2.1 million or 9.3%, respectively. In addition to the negative impact of foreign currency fluctuations, product sales volume decreased in Japan during the six months ended December 31, 2015 compared to the prior year period; however, product sales volume in Japan for the three months ended December 31, 2015 increased compared to the three months ended September 30, 2015.
All of our sales and marketing efforts continue to be directed toward growing our sales. We expect to continue to see increased revenue in the Americas region as we focus on our growth initiatives, specifically product development and sales and marketing. During our global convention held in October 2015, we launched our new TrueScience® Micro-Lift serum as an enhancement to the TrueScience® skin care regimen, and during December 2015, we held a cyber launch for PhysIQ™, our new smart weight management system. We expect the launch of these new products, along with the continued support of our existing product lines, to drive revenue growth both in the United States and in our international markets.
We continue to work towards rebuilding and strengthening our Japan market. We are working on unifying our Japan distributor base, starting with our distributor leaders in the market.  We have restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities.  In addition to promoting greater leadership and unity in the market, we are focused on creating country-specific marketing tools and materials that we believe will be of significant benefit to our distributors as they build their businesses. Additionally, we will continue to roll out programs similar to those already released in the U.S. market.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2015 and 2014 was 84.9% and 84.5%, respectively. Our gross profit percentage for the six months ended December 31, 2015 and 2014 was 84.8% and 86.8%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2015 decreased to 15.1% compared to 15.5% for the three months ended December 31, 2014 and increased for the six months ended December 31, 2015 to 15.2% from 13.2% for the six months ended December 31, 2014. The decrease in cost of sales for the three months ended December 31, 2015, as compared to the prior year same period, is due primarily to benefits associated with the rework of previously recalled inventory and favorable pricing on new raw material purchases.
The increase for the six months ended December 31, 2015 was primarily due to settlement proceeds of approximately $2 million received in September 2014, related to the product recall that occurred in December 2012 which was recorded as a reduction to costs of sales during the six months ended December 31, 2014.
Operating Expenses. Total operating expenses during the three months ended December 31, 2015 increased to $41.1 million, or 79.1% of revenues as compared to operating expenses of $37.7 million or 78.1% of revenues during the three months ended December 31, 2014. Total operating expenses during the six months ended December 31, 2015 increased to $76.8 million or 78.9% of revenues as compared to operating expenses of $75.9 million or 76.0% of revenues during the six months ended December 31, 2014. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2015 were $27.3 million as compared to commissions and incentives expenses of $23.2 million for the three months ended December 31, 2014. Commissions and incentives expenses during the six months ended December 31, 2015 were $49.3 million as compared to commissions and incentives expenses of $47.8 million for the six months ended December 31, 2014.
The increase in commissions and incentives expenses for the three months ended December 31, 2015 was due primarily to increased sales as compared to the prior year period. Commissions and incentives increased for the three and six months ended December 31, 2015 due to increased incentives and promotion expenses incurred as the Company instituted several new programs during the year to attract new leaders, drive sales growth, and enhance international market expansion.
We expect our commissions and incentives expenses to continue to increase slightly during the remainder of fiscal 2016, as compared to the same period in fiscal 2015, as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2015 were $13.8 million as compared to selling, general and administrative expenses of $14.5 million for the three months ended December 31, 2014. Selling, general and administrative expenses during the six months ended December 31, 2015 were $27.5 million as compared to selling, general and administrative expenses of $28.1 million for the six months ended December 31, 2014.
The decrease in selling, general and administrative expenses during the three months ended December 31, 2015, compared to the prior year same period was primarily due to lower salaries and wages, stock compensation expense and travel expenses. These expenses were partially offset by an increase in event expenses associated with both our global convention and Japan elite academy events held during October 2015 as well as increased third-party professional fees related to international expansion efforts and the completion of the reverse stock split during our second fiscal quarter.
Selling, general and administrative expenses for the six months ended December 31, 2015 decreased compared to the six months ended December 31, 2014. This was due primarily to decreased contract labor expenses associated with our customer service call center as well as decreased stock compensation and employee benefits expenses due to lower headcount during the current year period. These decreases were partially offset by increases in executive transition expenses during our first fiscal quarter, along with increased third-party professional fees related to international expansion efforts and the completion of the reverse stock split during our second fiscal quarter.
We expect our selling, general and administrative expenses to remain consistent as we remain focused on investing in our strategic initiatives of new product innovation, investing in and strengthening our sales and marketing efforts, and strengthening and expanding our geographic reach.
Total Other Income (Expense). During the three and six months ended December 31, 2015 we recognized net other expenses of $0.6 million and $1.6 million, respectively, as compared to net other expenses of $1.0 million and $1.6 million for the three and six months ended December 31, 2014, respectively.
Total other income (expense) for the three months ended December 31, 2015 consisted primarily of interest expense and net currency gains. Total other income and expense for the six months ended December 31, 2015 consisted primarily of interest expense and net currency losses.

The following table sets forth interest expense for the three and six months ended December 31, 2015 and 2014 (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Contractual interest expense:
2013 Term Loan	$395	$673	$954	$1,372
Amortization of deferred financing fees:
2013 Term Loan	125	63	229	124
Amortization of debt discount:
2013 Term Loan	97	49	178	97
Other	2	—	7	—
Total interest expense	$619	$785	$1,368	$1,593
Income Tax Expense. We recognized income tax expense of $0.8 million and $1.5 million for the three and six months ended December 31, 2015, respectively, as compared to income tax expense of $0.6 million and $3.0 million for the three and six months ended December 31, 2014, respectively.
The effective tax rate was 33.9% and 35.4%, respectively, of pre-tax income during the three and six months ended December 31, 2015, compared to 28.5% and 32.9% for the same prior year periods. The increase in the effective tax rate for the three and six months ended December 31, 2015 compared to the prior year periods is due to changes in certain permanent and discrete items based on current year transactions and results of operations.
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
As of December 31, 2015, our available liquidity was $15.8 million, including available cash and cash equivalents. This represented an increase of $1.9 million from the $13.9 million in cash and cash equivalents as of June 30, 2015.
During the six months ended December 31, 2015, our net cash provided by operating activities was $8.5 million as compared to net cash provided by operating activities of $8.0 million during the six months ended December 31, 2014.
During the six months ended December 31, 2015, our net cash used in investing activities was $0.3 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2014, our net cash used in investing activities was $0.9 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2015 was $6.3 million compared to cash used in financing activities of $8.8 million during the six months ended December 31, 2014. Cash used in financing activities during the six months ended December 31, 2015 included $6.8 million in principal payments on the Term Loan entered into in October 2013. Cash used in financing activities was partially offset by proceeds from the exercise of stock options. Cash used in financing activities during the six months ended December 31, 2014 was comprised primarily of $2.4 million in principal payments on the Term Loan and $6.6 million for the repurchase of shares of our common stock, partially offset by proceeds from the exercise of stock options and warrants.
At December 31, 2015 and June 30, 2015, the total amount of our foreign subsidiary cash was $4.6 million and $5.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2015, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.

At December 31, 2015, we had working capital (current assets minus current liabilities) of $1.7 million, compared to working capital of $4.6 million at June 30, 2015. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date of the Financing Agreement until October 18, 2014 or until the Delayed Draw Term Loan was reduced to zero, if earlier. We did not borrow any amounts under the Delayed Draw Term Loan.
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
The Credit Facility contains customary negative covenants that, among other things, restrict us from undertaking specified corporate actions such as the creation of liens, incurrence of additional indebtedness, making certain investments with affiliates, changes of control, having excess foreign cash, issuance of equity, repurchasing our equity securities, and making certain restricted payments, including dividends, without prior approval from the lender. As of December 31, 2015, we were in compliance with the applicable non-financial and restrictive covenants under the Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The Credit Facility also contains various financial covenants that require us to maintain a certain consolidated EBITDA, certain leverage and fixed charges ratios as well as a minimum level of liquidity. Specifically, after giving effect to Amendment No. 2, we must:

•
Have a consolidated EBITDA (as defined in the Financing Agreement) of at least $15.0 million for the four consecutive fiscal quarters ending December 31, 2015. Our consolidated EBITDA requirement increases over time to $25.6 million for the four consecutive fiscal quarters ending September 30, 2016 and each period of four consecutive fiscal quarters ending each December 31, March 31, June 30, and September 30 thereafter;

•
Have a total leverage ratio (as defined in the Financing Agreement) of less than 1.40 to 1.00 for the quarter ended December 31, 2015. Our leverage ratio requirement decreases over time to 1.25 to 1.00 for the quarter ended June 30, 2016, and remains level thereafter;

•	Have a fixed charge ratio (as defined in the Financing Agreement) of greater than 1.25 to 1.00 for the four consecutive fiscal quarters ending December 31, 2015; and

•
For the fiscal quarter ending December 31, 2015, and for all fiscal quarters ending subsequent to December 31, 2015, have no less than $8.0 million in unrestricted cash and cash equivalents at any time when the total leverage ratio is greater than 1.25 to 1.00.

As of December 31, 2015 the Company was in compliance with all applicable financial covenants including those under the amended Credit Facility. We anticipate that in the absence of a significant increase to our consolidated EBITDA we likely will not meet our consolidated EBITDA covenants for the reporting periods subsequent to June 30, 2016. We will work with our lender to further revise our financial covenants under the Credit Facility as needed. While we expect to be successful in negotiating with our lender to revise the consolidated EBITDA covenant to a level that will be achievable in light of our current business, it is possible that these negotiations will be unsuccessful.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2015, our shipment of products sold totaling $17.5 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.5 million at December 31, 2015, compared with $0.1 million at June 30, 2015. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.1 million of obsolescence costs for the three months ended December 31, 2015.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2015 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$14,812	$12,229	$2,583	$—	$—
Interest on long-term debt obligations	852	802	50	—	—
Operating lease obligations	12,645	2,449	4,439	4,070	1,687
Total	$28,309	$15,480	$7,072	$4,070	$1,687
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
Foreign Currency Risk
During the six months ended December 31, 2015, approximately 25.8% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2015 we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.3% decrease of our six months ended December 31, 2015 revenue, in the amount of $2.3 million.
Interest Rate Risks
As of December 31, 2015, we had $14.8 million in variable rate debt issued pursuant to the Financing Agreement we entered into in October 2013. Based on the amount of our variable debt as of December 31, 2015, a hypothetical 100 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $0.1 million. This market risk exposure was driven by our borrowings in connection with our repurchase of shares of our common stock under the November 2013 Dutch auction tender offer in which we accepted for payment an aggregate of 16.3 million shares of our common stock at an aggregate purchase price of $40.0 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of our common stock issued during the three months ended December 31, 2015 due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended December 31, 2015.
During the quarter ended December 31, 2015, we withheld 6,989 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: February 9, 2016	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2016	/s/ Mark Jaggi
Mark Jaggi Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

10.1	Form of Director and Officer Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on January 8, 2016

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing