Form 10-Q
period 2016-03-31
Lifevantage Corp
filed 2016-05-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 29, 2016 was 14,008,252.

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

•
Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended June 30, 2015.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	March 31, 2016	June 30, 2015
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$8,494	$13,905
Accounts receivable	2,042	1,031
Income tax receivable	2,226	2,179
Inventory	17,002	9,248
Current deferred income tax asset	1,086	1,117
Prepaid expenses and deposits	4,855	2,995
Total current assets	35,705	30,475

Property and equipment, net	4,981	5,759
Intangible assets, net	1,778	1,879
Long-term deferred income tax asset	229	235
Other long-term assets	1,427	1,433
TOTAL ASSETS	$44,120	$39,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,938	$2,614
Commissions payable	8,291	6,505
Other accrued expenses	9,067	5,600
Current portion of long-term debt	2,000	11,141
Total current liabilities	25,296	25,860

Long-term debt
Principal amount	8,000	10,484
Less: unamortized discount and deferred offering costs	(99)	(1,951)
Long-term debt, net of unamortized discount and deferred offering costs	7,901	8,533
Other long-term liabilities	2,084	2,063
Total liabilities	35,281	36,456
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,008 and 13,958 issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	14	14
Additional paid-in capital	119,374	117,657
Accumulated deficit	(110,426)	(114,095)
Accumulated other comprehensive loss	(123)	(251)
Total stockholders’ equity	8,839	3,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,120	$39,781
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
(In thousands, except per share data)
Revenue, net	$56,160	$45,155	$153,507	$145,035
Cost of sales	9,714	7,552	24,531	20,717
Gross profit	46,446	37,603	128,976	124,318
Operating expenses:
Commissions and incentives	28,185	21,637	77,525	69,406
Selling, general and administrative	14,630	14,481	42,117	42,572
Total operating expenses	42,815	36,118	119,642	111,978
Operating income	3,631	1,485	9,334	12,340
Other income (expense):
Interest expense	(1,808)	(748)	(3,176)	(2,341)
Other income (expense), net	(46)	(13)	(256)	(56)
Total other income (expense)	(1,854)	(761)	(3,432)	(2,397)
Income before income taxes	1,777	724	5,902	9,943
Income tax expense	(774)	(151)	(2,233)	(3,182)
Net income	$1,003	$573	$3,669	$6,761
Net income per share:
Basic	$0.07	$0.04	$0.27	$0.48
Diluted	$0.07	$0.04	$0.26	$0.47
Weighted-average shares outstanding:
Basic	13,734	13,724	13,721	13,969
Diluted	14,128	13,961	14,072	14,256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	102	1	128	(78)
Other comprehensive income (loss), net of tax	$102	$1	$128	$(78)
Comprehensive income	$1,105	$574	$3,797	$6,683
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2015	13,958	$14	$117,657	$(114,095)	$(251)	$3,325
Stock-based compensation	—	—	1,249	—	—	1,249
Exercise of options and warrants	22	—	468	—	—	468
Issuance of shares related to restricted stock	76	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(48)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	128	128
Net income	—	—	—	3,669	—	3,669
Balances, March 31, 2016	14,008	$14	$119,374	$(110,426)	$(123)	$8,839
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2016	2015
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,669	$6,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,424	1,738
Stock-based compensation	1,577	1,505
Amortization of deferred financing fees	229	189
Amortization of debt discount	178	147
Write-off of capitalized debt transaction costs pursuant to debt refinance	1,544	—
Deferred income tax	37	—
Changes in operating assets and liabilities:
(Increase) / decrease in receivables	(1,006)	1,130
Increase in inventory	(7,683)	(2,502)
Decrease in prepaid expenses and deposits	570	793
Decrease in long-term assets	250	813
Increase / (decrease) in accounts payable	737	(67)
Increase / (decrease) in accrued expenses	3,955	(1,488)
Increase / (decrease) in other long-term liabilities	717	(58)
Net Cash Provided by Operating Activities	6,198	8,961
Cash Flows from Investing Activities:
Purchase of equipment	(499)	(1,103)
Net Cash Used in Investing Activities	(499)	(1,103)
Cash Flows from Financing Activities:
Proceeds from term loan	10,000	—
Payment of deferred financing fees	(99)	—
Excess tax benefit from stock-based compensation	361	148
Repurchase of company stock	—	(9,850)
Payment on term loan	(21,625)	(3,525)
Exercise of options and warrants	108	428
Net Cash Used in Financing Activities	(11,255)	(12,799)
Foreign Currency Effect on Cash	145	(93)
Decrease in Cash and Cash Equivalents:	(5,411)	(5,034)
Cash and Cash Equivalents — beginning of period	13,905	20,387
Cash and Cash Equivalents — end of period	$8,494	$15,353
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,216	$2,004
Cash paid for income taxes	$1,373	$1,816
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to preferred customers, retail customers and independent distributors located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico, Thailand and the United Kingdom.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of March 31, 2016, and the results of operations for the three and nine months ended March 31, 2016 and 2015 and the cash flows for the nine months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, and loss contingencies.
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2016 and 2015, a net foreign currency gain of

$0.2 million and a net foreign currency loss of $0.1 million, respectively, are recorded in other income (expense), net. For the nine months ended March 31, 2016 and 2015, net foreign currency losses of $22,000 and $0.4 million, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in March 2016 and were not designated for hedge accounting. For the three months ended March 31, 2016 and 2015, realized losses of $0.2 million and $0.1 million, respectively, related to forward contracts, are recorded in other income (expense), net. For the nine months ended March 31, 2016 and 2015, a realized loss of $0.2 million and a gain of of $0.3 million, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at March 31, 2016.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2016, the Company had $4.2 million in cash accounts that were held primarily at one financial institution and $4.3 million in accounts at other financial institutions. As of March 31, 2016 and June 30, 2015, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2016 and June 30, 2015 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of March 31, 2016 is not necessary. No bad debt expense has been recorded for the periods ended March 31, 2016 and March 31, 2015.
Inventory
As of March 31, 2016 and June 30, 2015, inventory consisted of (in thousands):

	March 31, 2016	June 30, 2015
Finished goods	$8,913	$5,783
Raw materials	8,089	3,465
Total inventory	$17,002	$9,248
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.3 million and $0.3 million at March 31, 2016 and June 30, 2015, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2016 and June 30, 2015, the Company’s reserve balance for returns and allowances was approximately $0.3 million and $0.1 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine months ended March 31, 2016 and 2015 were approximately $0.7 million and $1.8 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. The Company recognizes stock-based compensation, net of any estimated forfeitures, over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market based performance conditions are satisfied.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance stock units that include market-based performance conditions is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield, with further adjustments made to reflect the market conditions that must be satisfied in order for the units to vest by using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient. The fair value of cash-settled performance-based awards, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
For the nine months ended March 31, 2016 and 2015 the Company recognized income tax expense of $2.2 million and $3.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the nine months ended March 31, 2016 effective rate of 37.8% and the Federal statutory rate of 35.0% is due primarily to the effect of certain permanent differences, discrete items and return to provision adjustments.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three and nine months ended March 31, 2016 the effects of approximately 0.1 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and nine months ended March 31, 2015 the effects of approximately 0.4 million and 0.3 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income	$1,003	$573	$3,669	$6,761
Denominator:
Basic weighted-average common shares outstanding	13,734	13,724	13,721	13,969
Effect of dilutive securities:
Stock awards and options	321	167	281	214
Warrants	73	70	70	73
Diluted weighted-average common shares outstanding	14,128	13,961	14,072	14,256
Net income per share, basic	$0.07	$0.04	$0.27	$0.48
Net income per share, diluted	$0.07	$0.04	$0.26	$0.47
Segment Information
The Company operates in a single operating segment by selling products to an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. Revenues by geographic area are as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Americas	$44,012	$32,901	$118,793	$104,397
Asia/Pacific & Europe	12,148	12,254	34,714	40,638
Total revenues	$56,160	$45,155	$153,507	$145,035
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
United States	$42,565	$31,715	$114,822	$100,428
Japan	$9,023	$9,678	$26,836	$32,313

As of March 31, 2016, long-lived assets were $4.7 million in the United States and $1.3 million in Japan. As of June 30, 2015, long-lived assets were $6.5 million in the United States and $1.5 million in Japan.
Effect of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. ASC 606 will be effective for the Company in the first quarter of fiscal 2019. The Company has performed a detailed analysis and does not anticipate that ASC 606 will have a significant impact on revenue recognition or its consolidated financial statements due to the types of revenue transactions that the Company enters into.
In April 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 825-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this updated standard in the current year during the interim period ended September 30, 2015 by reclassifying the debt issuance costs from long-term assets to a direct deduction from the related debt, consistent with the debt discount. All prior period balances have been retrospectively adjusted.
In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets or liabilities be classified as noncurrent in the classified statement of financial position. The amendments in this update are effective for the annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.
In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update was intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this update have the same effective date as ASC 606 as discussed above.
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.
Note 3 — Long-Term Debt
On October 18, 2013, the Company entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “October 2013 Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “October 2013 Delayed Draw Term Loan”). The October 2013 Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date of the Financing Agreement until October 18, 2014. The Company did not borrow any amounts under the October 2013 Delayed Draw Term Loan.
On May 1, 2015, the Company entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that the Company was required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that the Company make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2015.

On August 27, 2015, the Company entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively, with the October 2013 Term Loan, as previously amended by Amendment No. 1, the "October 2013 Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 required that the Company make additional monthly accelerated principal payments on the October 2013 Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the Term Loan was paid in full. Amendment No. 2 also required that the Company make additional accelerated payments at the end of each fiscal quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million.
The principal amount of the October 2013 Term Loan was payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matured on the earlier of October 18, 2018 or such date as the outstanding loans became payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The October 2013 Term loan bore interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the nine months ended March 31, 2016, the average interest rate was 8.75%. On March 30, 2016, the Company repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
On March 30, 2016, the Company entered into a Loan Agreement (the “March 2016 Loan Agreement”) to refinance its outstanding debt under the October 2013 Term Loan. In connection with the March 2016 Loan Agreement and on the same date, the Company entered into a Security Agreement (the “March 2016 Security Agreement”). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “March 2016 Revolving Loan,” and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the March 2016 Security Agreement, the “March 2016 Credit Facility”).
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016 and maturing on March 30, 2019 (the “Maturity Date”). The March 2016 Term Loan bears interest at a fixed rate of 4.93%. If the Company borrows under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter at a variable rate equal to the 30 day LIBOR Rate plus 3.50%.
The Company’s obligations under the March 2016 Credit Facility are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the March 2016 Credit Facility may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the March 2016 Revolving Loan exceeds $2.0 million, the Company must prepay an amount equal to such excess. Any principal amount of the March 2016 Term Loan which is prepaid or repaid may not be re-borrowed.
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and certain debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of March 31, 2016, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility.
During the nine months ended March 31, 2016, the Company recorded interest expense of $0.4 million related to the normal amortization of transaction costs associated with the October 2013 Credit Facility. During the three months ended March 31, 2016, in connection with refinancing the outstanding debt under the October 2013 Credit Facility, the Company charged to interest expense the remaining $1.5 million in unamortized transaction costs associated with that credit facility, which is included in interest expense. At March 31, 2016, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the effective interest method over the term of the loan.

The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2016 (remaining three months ending June 30, 2016)	$500
2017	2,000
2018	2,000
2019	5,500
$10,000

Note 4 — Stockholders’ Equity
During the three and nine months ended March 31, 2016, the Company issued 18,000 and 76,000 shares, respectively, of restricted stock and 5,000 and 22,000 shares, respectively, of common stock upon the exercise of warrants and options. During the three and nine months ended March 31, 2016, 6,000 and 47,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2016, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2016, there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.3 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of March 31, 2016, there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and nine months ended March 31, 2016, stock-based compensation of $0.7 million and $1.2 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $58,000 and $135,000, respectively, was included in other accrued expenses, all of which was employee related. For the three and nine months ended March 31, 2015, stock-based compensation of $0.6 million and $1.4 million, was reflected as an increase to additional paid-in capital, all of which was employee related.
On January 4, 2016, the Company awarded Performance Stock Units under the 2010 Long-Term Incentive Plan to its executive officers (the "Recipients") and, in March 2016, the Company and each Recipient entered into an amended and restated stock unit agreement (the "Restated Stock Unit Agreement") amending the terms of the January 2016 awards. Under the Restated Stock Unit Agreements, vesting for the Performance Stock Units occurs at the end of a three year performance period (the "Performance Period") and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service based requirement), each Performance Stock Unit represents a contingent right for the Recipient to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of Performance Stock Units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the Performance Period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the Performance Stock Units is based upon the Company's absolute TSR for the performance period compared to a matrix of fixed numeric values and the vesting for the other 50% of the Performance Stock Units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the Performance Stock Units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
Note 6 — Commitments and Contingencies
From time to time, the Company is involved in lawsuits and disputes arising in the normal course of business. The Company regularly reviews all pending litigation matters in which it is involved and establishes accruals deemed appropriate by management for these litigation matters when a probable loss estimate can be made. In the opinion of management, the amounts accrued for as of March 31, 2016 are appropriate based on the probable outcome of currently pending matters.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers, and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to preferred customers and independent distributors in geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region. We began selling in the United Kingdom during our third quarter of fiscal year 2016.
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
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.

We have begun selling our products and attracting new independent distributors, retail customers and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong, Thailand, the United Kingdom and, on a limited basis, the Philippines. Entering new markets requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are Protandim®, the LifeVantage TrueScience® skin care regimen, Canine Health®, our Axio® energy drink mixes and the PhysIQ™ smart weight management system. Protandim® contains a proprietary blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, our enhanced TrueScience® Anti-Aging Cream and our TrueScience® Micro-Lift Serum. Axio® is our energy drink mix formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our newly launched smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and the PhysIQ™ Protein Shake mix, all formulated to aid in weight management.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or sales tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors, retail customers and preferred customers.
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

	Active Preferred Customers By Region
	March 31,
	2016		2015		Change from Prior Year	Percent Change
Americas	97,000	82.2%	93,000	81.6%	4,000	4.3%
Asia/Pacific & Europe	21,000	17.8%	21,000	18.4%	—	—%
	118,000	100.0%	114,000	100.0%	4,000	3.5%

	Active Independent Distributors By Region
	March 31,
	2016		2015		Change from Prior Year	Percent Change
Americas	49,000	69.0%	44,000	66.7%	5,000	11.4%
Asia/Pacific & Europe	22,000	31.0%	22,000	33.3%	—	—%
	71,000	100.0%	66,000	100.0%	5,000	7.6%

Three and Nine Months Ended March 31, 2016 Compared to Three and Nine Months Ended March 31, 2015
Revenue. We generated net revenue of $56.2 million and $45.2 million during the three months ended March 31, 2016 and 2015, respectively. We generated net revenue of $153.5 million and $145.0 million during the nine months ended March 31, 2016 and 2015, respectively. Foreign currency fluctuations positively impacted our revenue $0.1 million or 0.1%

during the three months ended March 31, 2016 and negatively impacted our revenue $2.7 million or 1.9% during the nine months ended March 31, 2016.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2016 and 2015 for the Americas region (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
United States	$42,565	$31,715	34.2%	$114,822	$100,428	14.3%
Other	1,447	1,186	22.0%	3,971	3,969	0.1%
Americas Total	$44,012	$32,901	33.8%	$118,793	$104,397	13.8%
Revenue in the Americas region for the three and nine months ended March 31, 2016 increased $11.1 million or 33.8% and $14.4 million or 13.8%, respectively, from the prior year same period. The increase in revenue is due to higher volume of product sales in the United States and Mexico, increased sales associated with new products including the PhysIQ™ smart weight management system, and an increase in active distributors and preferred customers in the United States as compared to the prior year same period.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2016 and 2015 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
Japan	$9,023	$9,678	(6.8)%	$26,836	$32,313	(16.9)%
Hong Kong	2,160	1,469	47.0%	5,339	4,546	17.4%
Other	965	1,107	(12.8)%	2,539	3,779	(32.8)%
Asia/Pacific & Europe Total	$12,148	$12,254	(0.9)%	$34,714	$40,638	(14.6)%
Revenue in the Asia/Pacific & Europe region was positively impacted approximately $0.2 million or 1.8% during the three months ended March 31, 2016 and was negatively impacted $2.1 million or 5.2% during the nine months ended March 31, 2016 by foreign currency exchange rate fluctuations.
During the three months ended March 31, 2016, the Japanese yen continued to strengthen against the U.S. dollar as it had during the immediately preceding quarter, positively impacting our revenue in this market by $0.3 million or 3.1%. However, for the nine months ended March 31, 2016, the yen was still weak compared to the U.S. dollar in comparison to the prior year same period, negatively impacting our revenue by $1.8 million or 5.6%. In addition to the negative impact of foreign currency fluctuations for the nine months ended March 31, 2016, product sales volume and the number of active distributors decreased in Japan compared to the prior year period.
All of our sales and marketing efforts continue to be directed toward growing our sales. We expect to continue to see increased revenue in the Americas region as we focus on our growth initiatives, specifically product development and sales and marketing. During our global convention held in October 2015, we launched our new TrueScience® Micro-Lift serum as an enhancement to the TrueScience® skin care regimen, and in December 2015, we held a cyber launch for PhysIQ™, our new smart weight management system. We expect the launch of these new products, along with the continued support of our existing product lines, to drive revenue growth both in the United States and in our international markets.
We continue to work towards rebuilding and strengthening our Japan market. We are working on unifying our Japan distributor base, starting with our distributor leaders in the market.  We have restructured our Japan field advisory board, with the intended effect to streamline the partnership process and focus leaders on positive in-country distributor activities.  In addition to promoting greater leadership and unity in the market, we are focused on creating country-specific marketing tools and materials that we believe will be of significant benefit to our distributors as they build their businesses. Additionally, we will continue to roll out programs and products similar to those already released in the U.S. market.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2016 and 2015 was 82.7% and 83.3%, respectively. Our gross profit percentage for the nine months ended March 31, 2016 and 2015 was 84.0% and 85.7%, respectively.

As a percentage of total revenues, cost of sales for the three months ended March 31, 2016 increased to 17.3% compared to 16.7% for the three months ended March 31, 2015 and increased for the nine months ended March 31, 2016 to 16.0% from 14.3% for the nine months ended March 31, 2015. The increase in cost of sales for the three months ended March 31, 2016, as compared to the prior year same period, is due primarily to changes in product sales mix related to the launch of several new products during the current year resulting in higher costs of goods sold as a percentage of revenue.
The increase for the nine months ended March 31, 2016 is primarily due to settlement proceeds of approximately $2 million received in September 2014, related to the product recall that occurred in December 2012 which was recorded as a reduction to costs of sales during the nine months ended March 31, 2015, as well as changes in product sales mix related to the launch of new products during the current year.
Operating Expenses. Total operating expenses during the three months ended March 31, 2016 increased to $42.8 million, or 76.2% of revenues as compared to operating expenses of $36.1 million or 80.0% of revenues during the three months ended March 31, 2015. Total operating expenses during the nine months ended March 31, 2016 increased to $119.6 million or 77.9% of revenues as compared to operating expenses of $112.0 million or 77.2% of revenues during the nine months ended March 31, 2015. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2016 were $28.2 million as compared to commissions and incentives expenses of $21.6 million for the three months ended March 31, 2015. Commissions and incentives expenses during the nine months ended March 31, 2016 were $77.5 million as compared to commissions and incentives expenses of $69.4 million for the nine months ended March 31, 2015.
The increase in commissions and incentives expenses for the three and nine months ended March 31, 2016 was due primarily to increased sales as compared to the prior year period and increased incentives and promotion expenses incurred as the Company has instituted several new programs during the year to attract new leaders, drive sales growth, and enhance international market expansion.
We expect our commissions and incentives expenses to remain consistent during the remainder of fiscal 2016 as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2016 were $14.6 million as compared to selling, general and administrative expenses of $14.5 million for the three months ended March 31, 2015. Selling, general and administrative expenses during the nine months ended March 31, 2016 were $42.1 million as compared to selling, general and administrative expenses of $42.6 million for the nine months ended March 31, 2015.
The increase in selling, general and administrative expenses during the three months ended March 31, 2016 compared to the prior year same period was primarily due to increased marketing and branding expenses associated with new products and corporate branding activities, increases in professional fees related to the opening of the United Kingdom market during the quarter, and increased salaries and stock compensation expense related to increased head count compared to the prior year period. These increases were partially offset by decreases in executive severance expenses, professional services fees and event expenses.
The decrease in selling, general and administrative expenses during the nine months ended March 31, 2016 compared to the prior year same period was due primarily to decreased contract labor expenses associated with our customer service call center and decreased travel, event, and executive recruiting expenses.
We expect our selling, general and administrative expenses to remain consistent as we remain focused on investing in our strategic initiatives of new product innovation, investing in and strengthening our sales and marketing efforts, and strengthening and expanding our geographic reach.
Total Other Income (Expense). During the three and nine months ended March 31, 2016, we recognized net other expenses of $1.9 million and $3.4 million, respectively, as compared to net other expenses of $0.8 million and $2.4 million for the three and nine months ended March 31, 2015, respectively.
Total other income (expense) for the three and nine months ended March 31, 2016 consisted primarily of interest expense and net currency losses. During the fiscal quarter ended March 31, 2016, we refinanced our outstanding debt under the October 2013 Term Loan by entering into the March 2016 Term Loan. In connection with the refinancing, we charged to interest expense the remaining capitalized debt transaction costs associated with the October 2013 Term Loan in the amount of $1.5 million.

The following table sets forth interest expense for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Contractual interest expense:
2013 Term Loan	$262	$632	$1,216	$2,004
Amortization of deferred financing fees:
2013 Term Loan	869	65	1,098	189
Amortization of debt discount:
2013 Term Loan	676	50	854	147
Other	1	1	8	1
Total interest expense	$1,808	$748	$3,176	$2,341
Income Tax Expense. We recognized income tax expense of $0.8 million and $2.2 million for the three and nine months ended March 31, 2016, respectively, as compared to income tax expense of $0.2 million and $3.2 million for the three and nine months ended March 31, 2015, respectively.
The effective tax rate was 43.6% and 37.8%, respectively, of pre-tax income during the three and nine months ended March 31, 2016, compared to 20.9% and 32.0% for the same prior year periods. The increase in the effective tax rate for the three and nine months ended March 31, 2016 compared to the prior year periods is due to changes in certain permanent and discrete items and return to provision adjustments based on current year transactions and results of operations.
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
As of March 31, 2016, our available liquidity was $8.5 million, including available cash and cash equivalents. This represents a decrease of $5.4 million from the $13.9 million in cash and cash equivalents as of June 30, 2015.
During the nine months ended March 31, 2016, our net cash provided by operating activities was $6.2 million as compared to net cash provided by operating activities of $9.0 million during the nine months ended March 31, 2015.
During the nine months ended March 31, 2016, our net cash used in investing activities was $0.5 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2015, our net cash used in investing activities was $1.1 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2016 was $11.3 million compared to cash used in financing activities of $12.8 million during the nine months ended March 31, 2015. Cash used in financing activities during the nine months ended March 31, 2016 included $21.6 million in principal payments on the October 2013 Term Loan, which includes normal repayments during the fiscal year and the payoff related to the refinancing when we entered into the March 2016 Term Loan. Cash used in financing activities was partially offset by proceeds of $10.0 million from the March 2016 Term Loan and from the exercise of stock options. Cash used in financing activities during the nine months ended March 31, 2015 was comprised primarily of $3.5 million in principal payments on the October 2013 Term Loan and $9.9 million for the repurchase of shares of our common stock, partially offset by proceeds from the exercise of stock options and warrants.
At March 31, 2016 and June 30, 2015, the total amount of our foreign subsidiary cash was $5.8 million and $5.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of March 31, 2016, our U.S. consolidated group had approximately $0.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At March 31, 2016, we had working capital (current assets minus current liabilities) of $10.4 million, compared to working capital of $4.6 million at June 30, 2015. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On October 18, 2013, we entered into a Financing Agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “October 2013 Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “October 2013 Delayed Draw Term Loan”). The October 2013 Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date of the Financing Agreement until October 18, 2014 or until the October 2013 Delayed Draw Term Loan was reduced to zero, if earlier. We did not borrow any amounts under the October 2013 Delayed Draw Term Loan.
On May 1, 2015, we entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the covenants relating to minimum consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that we were required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that we make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during our fourth quarter of fiscal year 2015.
On August 27, 2015, we entered into an Amendment No. 2 to Financing Agreement ("Amendment No. 2" and collectively with the October 2013 Term Loan, as previously amended by Amendment No. 1, the "October 2013 Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended Financing Agreement) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 required that we make additional monthly accelerated principal payments on the October 2013 Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the October 2013 Term Loan was paid in full. Amendment No. 2 also required that we make additional accelerated payments at the end of each fiscal quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million. On March 30, 2016, we repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
On March 30, 2016, we entered into a Loan Agreement (the “March 2016 Loan Agreement”) to refinance our outstanding debt under the October 2013 Term Loan. In connection with the March 2016 Loan Agreement and on the same date, we entered into a Security Agreement (the “March 2016 Security Agreement”). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “March 2016 Revolving Loan,” and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the March 2016 Security Agreement, the “March 2016 Credit Facility”).
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016 and maturing on March 30, 2019 (the “Maturity Date”). The March 2016 Term Loan bears interest at a fixed rate of 4.93%. If we borrow under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter at a variable rate equal to the 30 day LIBOR Rate plus 3.50%.
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2016, we were in compliance with all applicable non-

financial and restrictive covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
The March 2016 Credit Facility also contains various financial covenants that require us to maintain certain consolidated minimum tangible net worth, minimum consolidated working capital amounts, and certain consolidated debt to EBITDA and fixed charge coverage ratios. Specifically, we must:

•	Maintain a minimum fixed charge coverage ratio (as defined in the March 2016 Loan Agreement) of at least 1.50 to 1.00 at the end of each fiscal quarter, measured on a trailing twelve month basis;

•	Maintain minimum consolidated working capital (as defined in the March 2016 Loan Agreement) at the end of each fiscal quarter of at least $5.0 million;

•	Maintain a ratio of funded debt to EBITDA (as defined in the March 2016 Loan Agreement) of not greater than 2.00 to 1.00 at the end of each quarter, measured on a trailing twelve month basis; and

•
Have a tangible net worth (as defined in the March 2016 Loan Agreement) of at least $4.0 million by the end of our 2016 fiscal year and maintain that minimum tangible net worth thereafter, measured annually at fiscal year-end.

As of March 31, 2016, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of March 31, 2016, our shipment of products sold totaling $19.4 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at March 31, 2016, compared with $0.1 million at June 30, 2015. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.1 million of obsolescence costs for the three months ended March 31, 2016.
Revenue Recognition
We ship the majority of our product directly to the consumer and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment when passage of title and risk of loss occurs.
Stock-Based Compensation
We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance. We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market-based performance conditions are satisfied.
Research and Development Costs
We expense all of our payments related to research and development activities as incurred.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$10,000	$2,000	$8,000	$—	$—
Interest on long-term debt obligations	1,089	464	625	—	—
Operating lease obligations	12,117	2,510	4,172	4,103	1,332
Total	$23,206	$4,974	$12,797	$4,103	$1,332
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
Foreign Currency Risk
During the nine months ended March 31, 2016, approximately 25.2% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2016, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.2% decrease of our nine months ended March 31, 2016 revenue, in the amount of $1.2 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cashflows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of our common stock issued during the three months ended March 31, 2016 due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended March 31, 2016.
During the quarter ended March 31, 2016, we withheld 4,775 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: May 4, 2016	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	/s/ Mark Jaggi
Mark Jaggi Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

10.1	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016

10.2	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation, and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016

10.3#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2016; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

#	Management contract or compensatory plan
*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing