Form 10-Q/A
period 2016-03-31
Lifevantage Corp
filed 2016-07-19
CIK 849146

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 15, 2016 was 14,028,370.

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) of Lifevantage Corporation (the “Company”) for the quarterly period ended March 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2016 (the “Original Filing”), is being filed to disclose that our current independent registered public accounting firm, WSRP, LLC (“WSRP”), has completed its review of the unaudited interim financial information for the quarterly period ended March 31, 2016 presented in the Original Filing under Public Company Accounting Oversight Board AU 722, as required by SEC rules, and to provide new Section 906 certifications. This Amendment includes amendments of (i) Part I, Item I, to include a report from WSRP; (ii) Part II, Item 6 to include new certifications as reflected in Exhibits 31.1, 31.2, 32.1 and 32.2 and to provide an acknowledgment from WSRP regarding the unaudited interim financial statements, as reflected in Exhibit 15.1 and (iii) Exhibit 101 to replace the related XBRL files to this Form 10-Q/A which incorporates XBRL references to subsequent events occuring after the original filing. No other changes have been made to the Original Filing. Following WSRP’s review, this Amendment was not, and is not required to be, updated to reflect any events or transactions occurring after the date of the Original Filing, or modify or update disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.
Background
As previously disclosed, on July 7, 2016, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) dismissed BDO USA, LLP (“BDO”) as the Company’s registered independent public accounting firm, effective immediately, due to BDO’s determination that it was not independent of the Company with respect to the Company’s fiscal year ended June 30, 2016 (“Fiscal 2016”), and not for any reason related to the Company’s financial reporting or accounting operations or policies. BDO concluded that it was not independent of the Company with respect to Fiscal 2016 because, during Fiscal 2016 but prior to BDO’s appointment as the Company’s independent registered public accounting firm, a firm in the BDO international network had provided certain prohibited non-audit services to an international subsidiary of the Company.
BDO was engaged as the Company’s independent registered public accounting firm on April 12, 2016 and reviewed the financial statements included in the Company’s Form 10-Q for the third quarter ended March 31, 2016.
On July 11, 2016, the Audit Committee engaged WSRP, LLC as the Company’s new independent registered public accounting firm to perform audit services for the fiscal year ending June 30, 2016, including re-reviewing the Company’s unaudited interim financial information presented in its Form 10-Q previously filed with the SEC for the third quarter ended March 31, 2016. The Company’s unaudited interim financial statements for the quarter ended March 31, 2016 that are presented in this quarterly report have been prepared in accordance with SEC rules.

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have reviewed the accompanying condensed consolidated balance sheet of LifeVantage Corporation and consolidated subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods then ended and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month period then ended. These interim financial statements are the responsibility of the Company's management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ WSRP, LLC
Salt Lake City, Utah
July 19, 2016

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
Note 7 — Subsequent Events
On July 7, 2016, the Audit Committee of the Board of Directors (the "Audit Committee") of the Company dismissed BDO USA, LLP ("BDO") as the Company's registered independent public accounting firm due to BDO's determination that it was not independent of the Company with respect to the Company's fiscal year ended June 30, 2016 as previously disclosed in the related Form 8-K filed on July 13, 2016.
On July 11, 2016 the Audit Committee engaged WSRP, LLC as its new registered independent public accounting firm for the audit for the fiscal year ending June 30, 2016 and the re-review of the Company's financial statements for the interim period ended March 31, 2016. A full description of the disclosures surrounding the engagement can be found on the related Form 8-K filed on July 13, 2016.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2016, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
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

LIFEVANTAGE CORPORATION

Date: July 19, 2016	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: July 19, 2016	/s/ Mark Jaggi
Mark Jaggi Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

10.1	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016

10.2	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation, and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016

10.3#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q filed on May 4, 2016

15.1	Letter from WSRP, LLC regarding unaudited interim financial information	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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