Form 10-K
period 2016-06-30
Lifevantage Corp
filed 2016-12-12
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December, 31, 2015, the end of the registrant's second fiscal quarter, was approximately $133.2 million, based on a closing market price of $9.52 per share.
The number of shares of common stock (par value $0.001) outstanding as of November 30, 2016, was 14,057,722 shares.
________________________________________________
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Matters relating to our audit committee's independent review into sales of our products in certain international markets;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;

•	Inability to manage financial reporting and internal control systems and processes;

•	Inability to properly motivate and manage our independent distributors;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Inability to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Dependence upon a few products for revenue;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities in our various markets may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our skin care products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Inability to raise future capital or complete acquisitions as a result of delayed periodic reports with the SEC;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Dilution of outstanding common shares may occur if holders of our existing warrants and options exercise their securities or upon future vesting of Performance Stock Units; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We are dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico, Thailand, the United Kingdom and the Netherlands.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our energy drink mixes, and PhysIQ™, our smart weight management system.
We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, we changed our name to LifeVantage Corporation. From our fiscal year 2005 until our fiscal year 2009, we marketed and sold a single product, Protandim®, through traditional retail stores. In October 2008, we announced that we were transitioning our business model from a traditional retail model to a direct sales model in which Protandim® would be sold primarily through our network of independent distributors. Since entering direct sales, we have increased our geographic reach by entering new international markets and increased our product offering by introducing additional scientifically-validated products.
Fiscal Year 2016 Highlights
International Expansion
We expanded our international sales activities into the United Kingdom in March 2016 and the Netherlands in June 2016.
New Science-Based Products
We expanded our product offerings in fiscal year 2016 with three new products. In October 2015, we added Micro Lift Serum® to our TrueScience® Skin Care System, which was formulated as a natural way to visibly tighten, smooth and firm the skin around the eyes, quickly restoring a youthful looking radiance without sacrificing long-term skin health. In December 2015, we launched our PhysIQ™ Smart Weight Management system, which includes four products to promote weight loss and support optimal digestion and immune function: PhysIQ™ Cleanse, PhysIQ™ Probio, PhysIQ™ Fat Burn and PhysIQ™ Protein. In May 2016, we expanded Protandim® from a single product into a line of dietary supplements by introducing Protandim® NRF1 Synergizer, which was formulated to strengthen the mitochondria, the powerhouse of all cells, for better cellular health. Protandim® NRF1 Synergizer is designed to work in tandem with our flagship Protandim® Nrf2 Synergizer. We currently have additional products in development. We intend to conduct additional research and development on these and other product candidates before introducing them through our network of independent distributors. We believe these new product lines show our commitment to delivering scientifically-backed products that help people feel, look and perform better.
Executive Team
We made significant changes to our executive management team during fiscal year 2016. In July 2015, we appointed Justin Rose as our Chief Sales Officer. Prior to joining LifeVantage, Mr. Rose spent 26 years in the direct selling industry in senior sales and marketing roles. In August 2015, we appointed Mark Jaggi as our Chief Financial Officer who, prior to joining LifeVantage, spent 20 years in lead financial, operational and strategic planning roles. In November 2015, we appointed Ryan Goodwin as our Chief Marketing Officer. Mr. Goodwin has more than a decade of experience building brands and marketing strategies for both direct sales companies and traditional consumer brands.
Technology Innovation
We introduced new mobile applications for our independent distributors to use to enhance their businesses. Our suite of four apps, available for both iPhone and Android, provide training and tools to help our independent distributors share our products and business opportunity. Our LV Pro App was designed for independent distributors access to their businesses in real-time, directly from their smart phones. Our LV Share App uses social media as an effective tool to connect and expand social reach on sites like Facebook, Twitter, Pinterest and Instagram. Our Brandr App provides a library of professionally-designed overlays with our branding and other useful tools, including quotes, tips and facts independent distributors can share with their social networks. Lastly, our LV Move App is a platform designed to engage new distributors upon enrollment and mentor existing distributors to help them launch their respective businesses.
Our Competitive Advantages
We believe we have a competitive advantage in several key areas:

•
Our Compensation: We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentive is one of the highest percentages reported in the direct selling industry. Our compensation plan also enables independent distributors to earn compensation early and often as they sell our products. Some elements of our compensation plan are paid weekly, allowing new independent distributors to receive compensation quickly. We believe more frequent payments of compensation helps us retain new independent distributors by allowing them to experience success soon after enrolling. We also offer a variety of incentive programs to our independent distributors for achieving specified sales goals. For example, our My LifeVenture® is an incentive program that enables independent distributors to earn the title to a new Jeep Wrangler by achieving and maintaining specified sales goals. We believe our compensation plan and incentive programs help motivate our independent distributors to achieve success.

•
Our Products: We have a focus in nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We have developed quality, scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Protandim® Nrf2 Synergizer is a patented dietary supplement clinically proven to combat oxidative stress, a natural consequence of cellular metabolism associated with many of the undesirable effects of aging. Protandim® NRF1 Synergizer is a dietary supplement formulated to strengthen the mitochondria for better cellular health. Our skin care line, LifeVantage TrueScience®, is a patented combination of scientifically based anti-aging skin care products formulated to target the visible signs of aging on the skin. Axio®, our line of energy drink mixes, is formulated to promote alertness and support mental performance. PhysIQ™, our Smart Weight Management System, promotes weight loss and supports optimal digestion and immune function. Our companion pet supplement, Canine Health®, incorporates some of the same active ingredients as Protandim® Nrf2 Synergizer to combat oxidative stress in dogs. We believe our significant number of preferred customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

•
Distributor Training and Resources: We are committed to providing our independent distributors with resources and training designed to increase productivity and increase their potential for success. We provide training materials and we encourage our independent distributors to participate in company-sponsored events, including conventions, promotions and incentives. In addition, we are dedicated to using technology to facilitate a streamlined approach for independent distributors to manage their businesses and sell our products. Our suite of four new mobile applications provides the training and tools to help our independent distributors share our products and business opportunity directly from their smart phones.

•
Our Culture: We are committed to creating a culture for our independent distributors, customers and employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent distributors agree to abide by our policies and procedures. Our policies and procedures, when followed, ensure that our independent distributors comply with applicable laws and regulations. Our compliance department monitors the activities of our independent distributors as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent distributors who share our commitment to these principles.

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
Under normal or unstressed conditions, Nrf2 resides in the cytoplasm of the cell, outside the nucleus, and is targeted for degradation. When activated, Nrf2 is able to move into the nucleus where it promotes the expression of several thousand genes, including those that encode antioxidant enzymes as well as anti-inflammatory and stress response proteins.
In recent years, Nrf2 has become the subject of intense research. A common theme in much of this research is that activation of Nrf2 upregulates a coordinated antioxidant response and is therefore capable of protecting against oxidative stress-related injury and inflammatory disease in a wide variety of animal models. Therefore, Nrf2 represents an important therapeutic target.
NRF1 Activation
Nuclear Respiratory Factor 1 or NRF1 is a transcription factor that contributes to the expression of many genes required for the maintenance and function of the mitochondria. Mitochondria are subcellular self-autonomous organelles and are primarily responsible for the generation of the chemical energy (ATP) that cells require to stay alive. Mitochondria constantly expand and divide based on the demand of the tissue cells in which they reside. They also play an important role in triggering the signaling cascade that results in the death of cells (apoptosis). Proper regulation of these mitochondrial functions is vitally important for the life and death of cells and for human health.
Dysfunction of mitochondria has been associated with many chronic diseases in a wide variety of animal models. Therefore, the upregulation of NRF1 represents an important therapeutic target to support the proper function of mitochondria and human health.
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated, yet highly demonstrative products under the Protandim®, TrueScience®, Canine Health®, Axio®, and PhysIQ™ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas that help individuals feel, look and perform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
Product Overview
Protandim® Nrf2 Synergizer
Protandim® Nrf2 Synergizer is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
Protandim® Nrf2 Synergizer combats oxidative stress by increasing the body’s natural antioxidant protection at the genetic level. The unique blend of phytonutrients in Protandim® Nrf2 Synergizer signals the activation of Nrf2 to increase production of antioxidant enzymes, specifically superoxide dismutase and catalase, and other cell-protective gene products. The body's internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants such as Vitamin C, Vitamin E and Coenzyme Q-10. Unlike externally derived sources of antioxidants, these enzymes are “catalytic,” which means these enzymes are not used up upon neutralizing free radicals.
We hold multiple U.S. and international patents relating to Protandim® Nrf2 Synergizer. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line. We sell Protandim® Nrf2 Synergizer in two formulas, one for our Japan market and one for all our other markets where registered.
Protandim® Nrf2 Synergizer has been, and is currently, the subject of numerous independent scientific studies at various universities and research facilities including Ohio State University, Louisiana State University, University of Colorado Denver, Virginia Commonwealth University, Colorado State University, Texas Tech University and the National Institute on Aging. The results of these studies have been published in a variety of peer-reviewed scientific journals, including Free Radical Biology & Medicine, Enzyme Research, Circulation-the scientific journal of the American Heart Association, American Journal of Physiology-Lung Cellular and Molecular Physiology, PLoS One, Journal of Dietary Supplements, Molecular Aspects of Medicine, Oxidative Medicine and Cell Longevity, Exercise & Sports Science Reviews, Clinical Pharmacology, and The FASEB Journal.
Protandim® NRF1 Synergizer
Protandim® NRF1 Synergizer is a dietary supplement which was formulated to strengthen the mitochondria, the powerhouse of all cells, for better cellular health. It is designed to work in tandem with our flagship Protandim® Nrf2 Synergizer and further enhance the body's internal ability to naturally produce antioxidants and reduce the effects of cellular stress. Protandim® NRF1 Synergizer activates NRF1, a protein that regulates the expression of genes involved in mitochondrial DNA transcription, translation and repair. The unique blend of ingredients in Protandim® NRF1 Synergizer supports the mitochondria to slow cellular aging and increase cellular energy.
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

•
TrueScience® Eye Corrector Serum: a serum that noticeably improves the visible signs of fine lines, creases and wrinkles around the entire eye area, diminishes puffiness above and below the eye, firms and tightens the upper eyelid area and evens skin tone and dark circles that are visible signs of aging.

•	TrueScience® Anti-Aging Cream: a cream that deeply moisturizes and helps to combat the appearance of fine lines and wrinkles.

•	TrueScience® Micro-Lift Serum: a serum that tightens and smooths skin around eyes to combat the appearance of fine lines and wrinkles.
We received a composition patent for our LifeVantage TrueScience® skin care products, which were tested in an independent third-party clinical study and shown to reduce the visible signs of aging by utilizing Nrf2 technology to mitigate the visible effects of skin damage caused by oxidative stress. Our LifeVantage TrueScience® skin care products leverage our research on Nrf2 activation and oxidative stress.
Canine Health®
Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Canine Health® builds upon the active ingredients in Protandim® Nrf2 Synergizer to reduce oxidative stress and support joint function, mobility and flexibility in dogs. Canine Health® received the Quality Seal from the National Animal Supplement Council.
Axio®
Axio® is formulated to promote alertness and support mental performance. These energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood. Axio® is derived from a unique combination of scientifically validated ingredients.

PhysIQ™ Smart Weight Management System.
We sell a full line of weight management products under our PhysIQ™ brand, which consists of:

•	PhysIQ™ Fat Burn: a supplement containing natural active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.

•	PhysIQ™ Probio: a supplement designed to support long-term gut health by restoring healthy gut bacteria to support digestive system health.

•	PhysIQ™ Cleanse: a supplement designed to stimulate healthy digestion and regularity and supports the cleansing of your digestive system.

•	PhysIQ™ Protein Shake: a combination of fast and slow release proteins designed to satisfy hunger and deliver amino acids to support quick recovery and improved muscle synthesis.
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
Independent Distributors
An independent distributor in our company is someone who participates in our direct sales business opportunity by purchasing our products at wholesale prices and selling our products to others interested in the products. We believe our independent distributors are typically entrepreneurs who believe in our products and desire to earn income by building a business of their own. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors purchase product from us for individual consumption, but also purchase small quantities of product from us to use for demonstrations and one-off, person-to-person retailing opportunities. They also spend a large amount of their time encouraging others to purchase our products, either for personal consumption or resale.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2016 and June 30, 2015, we had approximately 69,000 and 65,000 active independent distributors, respectively.

Independent Distributor Compensation
We believe our compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentives is one of the highest percentages reported in the direct selling industry. Some elements of our compensation plan are paid weekly. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to experience success quickly from their efforts. Our compensation plan is intended to appeal to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Our independent distributors earn compensation on their product sales and product sales made by independent distributors within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us at our wholesale cost and selling that product to others at the retail cost. We generally pay commissions in the local currency of the independent distributor’s home country.
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. We provide tools, training and technology designed to increase our independent distributors' productivity and increase their potential for success. We offer training and business development opportunities to our independent distributors, including the following:

•	Blueprint: professionally-designed training materials independent distributors can utilize in their sales efforts;

•	Pro Audio Series: our weekly audio series presented by our independent distributor leaders providing training and tips on becoming more productive independent distributors;

•	Elite Academy and Global Convention: regularly occurring company-sponsored events intended to provide training and motivation to our independent distributors; and

•	Promotions and Incentive Trips: we hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals.
We also introduced the following new mobile applications for our independent distributors to use to enhance their businesses:

•	LV Pro App: designed for independent distributors to access to their business in real-time, directly from their smart phone;

•	LV Share App: uses social media as an effective tool to connect and expand social reach on sites like Facebook, Twitter, Pinterest and Instagram;

•
Brandr App: library equipped with professionally-designed overlays with LifeVantage’s branding and other useful tools, including quotes, tips and facts independent distributors can share with their social networks; and

•	LV Move App: platform designed to engage new distributors upon enrollment and mentor existing distributors to help them launch their respective businesses.
We are continuing to evaluate new ways in which to incorporate new technology and training opportunities to improve distributor success.
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
We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months. As of June 30, 2016 and June 30, 2015, we had approximately 117,000 and 115,000 active preferred customers, respectively.
Sales of Our Products
We accept orders for our products through our own website at www.lifevantage.com and through personalized websites we provide to our independent distributors, which we refer to as “Virtual Offices”. Orders placed through Virtual Offices and through our website are processed daily at our fulfillment centers, where orders are shipped directly to the consumer.
We offer toll-free numbers for our independent distributors and other customers to order product or ask questions. Our customer service representatives assist customers in placing orders through our web order processing system, answering questions, tracking packages, and initiating refunds. The customer service representatives receive extensive training about our products and our direct selling business model. Independent distributors and preferred customers generally pay for products by credit card, prior to shipment, and as a result, we carry minimal accounts receivable.
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
Geographic Information
We currently sell and distribute products in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico, Thailand, the United Kingdom and the Netherlands. In fiscal year 2016, revenue generated in the United States accounted for approximately 74% of our total revenue and revenue generated from Japan accounted for approximately 18% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the years ended June 30,
	2016		2015		2014
Americas	$158,291	76.6%	$138,118	72.6%	$141,227	66.0%
Asia/Pacific & Europe	48,249	23.4%	52,218	27.4%	72,741	34.0%
Total	$206,540	100%	$190,336	100%	$213,968	100%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our Consolidated Financial Statements.

Marketing
We have a sales, marketing, public relations and customer service group consisting of 70 full-time employees as of June 30, 2016. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Canada, Philippines, Mexico, Thailand, the United Kingdom and the Netherlands to market and sell our products.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
We currently outsource the manufacturing of Protandim®, Canine Health®, Axio®, LifeVantage TrueScience®, and PhysIQ™products to multiple contract manufacturers. Our contract manufacturers of Protandim® have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
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
Intellectual Property
We use commercially reasonable efforts to protect our intellectual property and license rights through patent protection, trade secrets and contractual protections, and intend to continue to develop a strong brand identity for our company and our products.
Protandim® Nrf2 Synergizer is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by seven issued U.S. and eight issued foreign patents. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer formulation. The expected duration of our patent protection via granted patents for Protandim® Nrf2 Synergizer is through approximately March 2025. In fiscal 2016, we received a composition patent for our LifeVantage TrueScience® skin care products. This patent expires in approximately April 2034.
We continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for Protandim®, LifeVantage®, TrueScience® and Axio® in many countries around the world, and we have pending trademark applications in many other countries. We anticipate seeking protection in other countries as we deem appropriate.
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
Animal Supplement Market
We compete principally with large, well-known companies in the animal supplement market. Most of the companies we compete with in the animal supplement market have broad distribution channels that include retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based animal supplement product.
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

Weight Management Market
We compete with large, well-known companies in the weight management market. Most of the companies we compete with in the weight management market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based weight management products.
Regulatory Environment
The formulation, manufacturing, packaging, labeling, and advertising of our products in the United States are subject to regulation by the Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, as well as comparable state laws.
FDA Regulations and DSHEA
We market our Protandim® products as “dietary supplements” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Canine Health®. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.
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
The National Advertising Division, or NAD, of the national Better Business Bureau, a non-governmental not-for-profit organization through its Advertising Self-Regulatory Council, or ASRC, is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite claim substantiation standard exists for specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website, and the NAD often refers cases to the FTC if the advertisers do not agree to modify their advertising in conformance with the NAD decision. We have been the subject of a NAD proceeding in 2008 and 2009, which was concluded in 2009.
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
State Regulations
In addition to United States federal regulation, each state has enacted its own food and drug laws. We may receive requests to supply information regarding our sales or advertising to state regulatory agencies. We remain subject to the risk that, in one or more of our present or future markets, our products, sales, and advertising could be found non-compliant with state laws and regulations. If we fail to comply with these laws and regulations, it could have a material adverse effect on our business in a particular market or in general. In addition, these laws and regulations could affect our ability to enter new markets.
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
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of statutory and regulatory schemes. We typically market our Protandim® line of products in international markets as foods, health foods or dietary supplements under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” or equivalent in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim® Nrf2 Synergizer. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® Nrf2 Synergizer that contains ashwagandha in Japan. As such, we reformulated Protandim® Nrf2 Synergizer for the Japan market to exclude ashwagandha. This reformulated Protandim® Nrf2 Synergizer was introduced in Japan in fiscal 2013.
Similarly, our other markets outside the United States regulate advertising and product claims regarding the efficacy of our products and require adequate substantiation of claims. As such, we are unable to claim that any of our products will diagnose, cure, mitigate, treat or prevent diseases. For example, in Japan, Protandim® Nrf2 Synergizer is considered a food product, which significantly limits our ability to make claims regarding the product. If marketing materials make claims that exceed the scope of allowed claims for dietary supplements, regulatory authorities could deem our products to be unapproved drugs and we could experience substantial harm.
Our business model is also subject to regulatory frameworks that may limit or significantly alter the way business is done in foreign markets vis-à-vis the United States. For example, our marketing of products or business opportunity as a distributor in the United Kingdom differs significantly from marketing to United States customers and distributors. Consequently, we may experience additional costs and delays in entering or continuing to do business in foreign markets in order to comply with local regulations.
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
The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires us to report to the FDA all serious adverse events and to maintain for six years records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including our Protandim® products, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event associated with such product. The labels of our Protandim® products comply with that statutory provision.
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
Employees
As of June 30, 2016 and June 30, 2015, we had 208 and 166 full time employees, respectively. As of June 30, 2016, 160 of our full time employees were based in the United States, 36 were based in Japan, nine were based in Thailand and three were based in Hong Kong. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
Available Information
Our principal offices are located at 9785 S. Monroe Street, Suite 300, Sandy, UT 84070. Our telephone number is (801) 432-9000 and our fax number is (801) 880-0699. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this report. Our website address is included in this annual report as an inactive textual reference only.
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
Risks Relating to Our Company
The matters relating to our audit committee’s independent review into sales of our products in certain international markets may continue to have adverse effects on our financial results.
As disclosed in more detail in Item 9A below, on September 13, 2016, we announced the delayed filing of this Annual Report on Form 10-K to allow the audit committee of our board of directors, with the assistance of outside legal counsel, to conduct an independent review related to the distribution of our products into countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews conducted by Company personnel and was further informed by the content of employee complaints. The audit committee and our management team also reviewed the impact of these sales on our financial statements and reports filed with the Securities and Exchange Commission. This review has required us to expend significant management time and incur significant accounting, legal, and other expenses. Through the end of the first two quarters of fiscal 2017, we expect to incur between approximately $2.5 million to $3.0 million in additional selling, general and administrative expense related to the audit committee review and management’s assessment of the related financial and internal control impact. In addition, through approximately the end of fiscal 2017, we expect to incur significant additional expenses associated with the remediation of internal controls over financial reporting and managing related operational issues.
Based on its review, the audit committee determined that (i) we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model; (ii) we allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as independent distributors; and (iii) we did not have in place sufficient controls governing our international business policies, practices, monitoring and training to provide reasonable assurance that such distribution of our products complied with applicable customs, tax and other regulatory requirements. We have taken steps to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. Nevertheless, we expect that our revenue in future periods from sales of our products that are carried or shipped into these countries will be significantly lower than fiscal 2016.
In addition, a purported securities class action lawsuit has been filed against us, our directors and certain of our executive officers alleging that the Company, our Chief Executive Officer and our Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding our internal control over financial reporting and our financial results for the first, second and third quarters of fiscal year 2016. Additionally, a purported shareholder derivative action was filed purportedly on behalf of the Company, alleging that our chief executive officer, our chief financial officer and members of our board of directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in its public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above. The defendants in these lawsuits plan to vigorously defend against them. Nonetheless, an unfavorable resolution of these matters could have a material adverse effect on our business, results of operations, financial condition and the trading price for our securities. See Note 11 Commitments and Contingencies in our Consolidated Financial Statements for a more detailed description of these lawsuits.
In addition to these matters, we also may become involved in other litigation, regulatory matters and government actions incidental to our business and the matters disclosed in this Annual Report on Form 10-K, including, but not limited to, product liability claims, regulatory actions, including relating to customs and duties matters, employment matters and commercial disputes. Moreover, litigation or defending against governmental actions can be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation or governmental actions is difficult to predict. The defense of these or other lawsuits or government actions may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In addition, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.
While we believe that we have, based on the audit committee’s independent review, made appropriate judgments and disclosures with respect to our financial statements and this Annual Report on Form 10-K, the SEC may disagree with the manner in which we reported the results of the independent review or accounted for and reported, or did not report, the corresponding financial impact. Accordingly, it is possible that we could be required to restate our financial statements, amend prior filings with the SEC or take other actions not currently contemplated.
Our independent distributors could fail to comply with applicable legal requirements or our distributor policies and procedures, which could result in claims against us that could harm our business.
Our independent distributors are independent contractors and, accordingly, we are not in a position to directly provide the same oversight, direction and motivation as we would if they were our employees. As a result, there can be no assurance that our independent distributors will comply with applicable laws or regulations or our distributor policies and procedures, participate in our marketing strategies or plans, or accept our introduction of new products.
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business. In addition, as we have expanded internationally, some of our distributors carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. We believe these activities by our independent distributors existed on a small scale prior to fiscal 2016 and expanded significantly in fiscal 2016. Some of these activities may not be deemed to be fully compliant with all regulatory requirements and the Company could be subject to related fines, penalties and other assessments. While we have taken steps to stop or restrict these sales from occurring in future periods, including through our distributor policies and procedures, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Activities by our independent distributors that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. In addition, violations by our independent distributors of our policies and procedures could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. In the past, we have had independent distributors investigated by government agencies for conduct violating the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent distributor's activities.
Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm.
In September 2016, our audit committee, with the assistance of outside legal counsel, commenced an independent review related to the distribution of our products into countries outside the U.S. in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews conducted by Company personnel and was further informed by the content of employee complaints. Based on its review, the audit committee determined that we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model and that we had allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as our independent distributors. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting related to our business policies, practices, monitoring and training governing our international business operations, including the sale and distribution of our products in international markets. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A description of the material weakness related to these sales is set forth in Part II, Item 9A “Controls and Procedures.” We also evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting.
We have adopted, or are in the process of adopting, various measures that are designed to remediate the material weakness in our internal control over financial reporting. We are developing and implementing new control policies and procedures regarding the international business policies, practices, monitoring and training for each country outside the U.S. in which we do business. These remedial measures are subject to ongoing review by our management, including our Chief Executive Officer and Chief Financial Officer, as well as oversight by our audit committee. Although we plan to complete this remediation process as quickly as possible, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, we cannot, at this time, estimate when such remediation will be completed. We also cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
If we do not adequately manage our financial reporting and internal control systems and processes, our ability to manage and grow our business may be harmed.
Our ability to implement our business plan and comply with regulations requires an effective planning and management process and there is no assurance that we can effectively implement an effective process. For example, based on the audit committee’s independent review as discussed above, the audit committee determined that we had sold our products to independent distributors who carried or shipped such products into countries outside the U.S. in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model and that we had allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as our independent distributors. As a result, the audit committee and our management concluded that we did not have adequate internal controls and processes in place regarding our international business policies, practices, monitoring and training. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales, manage our supply chain, and record and report financial and management information on a timely and accurate basis.
An inability to properly motivate and manage our independent distributors could harm our business.
Motivating our independent distributors and providing them with appropriate resources, including technology, tools and training, are important to the growth and success of our business. From time to time, we face challenges in motivating and managing our independent distributors. For example, as discussed above, some of our independent distributors have carried or shipped our products into countries outside the U.S. in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. We have taken steps to stop or restrict these sales from occurring in future periods, which may cause discord among some of our independent distributors. The loss of key distributors due to various factors including, but not limited to, voluntary termination or involuntary termination or suspension resulting from non-compliance with our policies and procedures, could distract our distributors and disrupt our business. For example, approximately 18% and 22% of our revenue for fiscal year 2016 and fiscal year 2015, respectively, was generated in Japan. During the past few years, we have experienced discord among our leading independent distributors in Japan and some of these distributors have left our company to join a competing direct selling company. If we fail to properly manage any discord among our leading independent distributors in Japan and other markets, we could lose additional leaders, including to competing direct selling companies, which could have a significant negative impact on our revenue. Further, from time to time, we are involved in legal proceedings with former distributors. Such legal proceedings can be a distraction to our active independent distributors and can be expensive, time-consuming and cause a disruption to our business. Our inability to properly manage these and other distractions may have a negative impact on our business.

We may not be successful in expanding our operations.
We may not be successful in expanding our operations. Although we began to sell our products through our direct selling network in fiscal year 2009, we still have limited experience in selling our products through direct selling compared to other companies in our industry. As such, we may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, from time to time, we are obliged to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us. In the past, some of these terminations have caused disruption among our independent distributors, and such terminations or resulting disruption in the future may slow our growth. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. This limited experience was a contributing factor to the conduct that led to the independent review conducted by our audit committee as discussed above and elsewhere in this Annual Report on Form 10-K. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
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
We have international operations in Japan, Hong Kong, Canada, Australia, Philippines, Mexico, Thailand, the United Kingdom and the Netherlands. In fiscal 2016, we generated approximately 26% of our revenues from our international operations, most of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties that have resulted in slower than anticipated growth. As discussed above and elsewhere in this Annual Report on Form 10-K, we have recently implemented changes to our systems and distributor enrollment requirements intended to stop or restrict the processes used by independent distributors to purchase and carry or ship our products into countries in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model and to appropriately verify the residency of individuals who want to become our independent distributors. These efforts could adversely affect our growth internationally. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
Inability of new products and technological innovations to gain distributor or market acceptance could harm our business.
In fiscal 2016, we introduced LifeVantage TrueScience® Micro Lift Serum, the PhysIQ™ line of smart weight management products and Protandim® NRF1 Synergizer. We believe our ability to introduce new products that gain acceptance among our distributors and customers is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain distributor and market acceptance to the extent we anticipate or project. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial revenue. The introduction of a new product could also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product instead of an existing product. If any of our products fails to gain distributor acceptance, we could see an increase in product returns.
We also introduced four new mobile applications in fiscal 2016 for our independent distributors to use to enhance their businesses, including our LV Pro App, LV Share App, Brandr App and LV Move App. We believe our ability to introduce new technologies that gain acceptance among our distributors and customers is an important part of our ability to grow our revenue in future periods. However, new technologies we introduce may not gain distributor acceptance to the extent we anticipate or project.

Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.
Although our product launch process may vary by market, we generally introduce new products to our independent distributors and preferred customers through live cyber launches, limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent distributors and preferred customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
Our business may be harmed if we are unable to appropriately manage our inventory.
In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our PhysIQ product line in December 2015, we experienced higher than expected demand and did not have sufficient inventory to meet demand. More recently, our inventory balances have increased significantly, growing from $9.2 million at June 30, 2015 to $25.1 million at June 30, 2016. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.
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
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
We entered into a Financing Agreement in March 2016 that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $2 million. At the end of the fiscal year ended June 30, 2016, the principal amount owing under the credit facility was approximately $9.5 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The credit facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary covenants, including affirmative and negative covenants, that restrict our ability to incur or guarantee additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell our assets and enter into consolidations, mergers or transfers of all or substantially all of our assets. The credit facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and meet certain informational requirements. Our ability to meet these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. For example, in connection with the audit committee independent review, we delayed filing this Annual Report on Form 10-K and providing the lender under the credit facility with audited financial statements for fiscal 2016 as required by the covenants of the credit facility. On October 24, 2016, we were granted a waiver and extension to such covenant if we deliver such audited financial statements prior to December 31, 2016. A breach of any of the covenants, ratios, tests or restrictions imposed by the credit facility would result in an event of default and the lender could declare all amounts outstanding under the credit facility to be immediately due and payable. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the credit facility.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.
A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent distributors, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenues are generated in Japan, strengthening of the U.S. Dollar versus the Japanese yen has had and could continue to have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
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
If we are unable to maintain the appropriate level of internal controls, our shareholders could lose confidence in our financial reporting and our stock price could suffer.
We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We regularly audit our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls. Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. For example, as discussed above and elsewhere in this Annual Report on Form 10-K, our audit committee determined that we had sold our products to independent distributors who carried or shipped such products into countries in which those products were not registered or that otherwise impose stringent restrictions on our direct selling model and that we had allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as our independent distributors. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting related to a lack of sufficient controls surrounding our international business policies, practices, monitoring and training. While we have adopted, or are in the process of adopting, various measures that are designed to remediate the material weakness, we cannot, at this time, estimate when such remediation will be completed. We also cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future.
If we are to expand our product offerings, we may need to raise additional capital.
Although we introduced additional products in each of fiscal 2015 and 2016, we primarily depend on the Protandim® product line for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
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
Risks Relating to Our Business and Industry
We primarily depend on a few products for our revenue.
Although we generate revenue through the sale of our Canine Health®, Axio®, and PhysIQ™ products, we primarily rely on our Protandim® and LifeVantage TrueScience® product lines for our revenue, each of which account for over 10% of our total revenues. We do not currently have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. For example, our revenue was adversely impacted because sales of Protandim® Nrf2 Synergizer slowed following our voluntary product recall during fiscal 2013. If we have similar problems in the future, our results could be negatively affected. In addition, we may be unable to sustain or increase the price or sales levels for the Protandim® product line, which could harm our business.
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
Our operating results will be harmed if we and our independent distributor leaders do not generate sufficient interest in our business to retain existing independent distributors and attract new independent distributors. The number and productivity of our independent distributors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	lack of interest in existing or new products or their failure to achieve desired results;

•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;

•	any changes we might make to our independent distributor compensation plan;

•	any negative public perception of our company or our products or their ingredients;

•	any negative public perception of our independent distributors and direct selling business in general;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.
High quality materials for our products may be difficult to obtain or expensive.
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
One of our most significant areas of risk with respect to independent distributor activities relates to improper product claims and claims regarding the business opportunity of being an independent distributor. Any determination by the Federal Trade Commission, any state agency or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers or lead to consumer lawsuits against us. As we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. For example, as discussed above, some of our independent distributors have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. These activities could subject us to legal or regulatory claims or actions, which could result in fines, penalties or negative publicity, any of which could have an adverse impact on our business.
We are dependent upon third parties to manufacture our products.
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. We currently use multiple third-party manufacturers for our products. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.

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
We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products, including contaminants. However, such measures may not prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In December 2012, we commenced a voluntary recall of certain lots of Protandim® Nrf2 Synergizer to alleviate concerns that some tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, an ingredient in Protandim® Nrf2 Synergizer we purchase from third-party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition. In addition, product recalls could result in negative publicity and public concerns regarding the safety of our products, either of which could harm the reputation of our products and our business and could cause the market value of our common stock to decline.
The events that lead to and followed our voluntary product recall in December 2012 strained our relationships with some of our third-party manufacturers. Additionally, following the voluntary recall we implemented more stringent measures, including several redundant measures, in our manufacturing process to detect contaminants. Third-party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products, and these additional measures may increase our cost of goods sold and further strain our relationships with manufacturers.
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
We are highly dependent upon consumers' perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past, we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press and other means to publish criticism of the industry, our company, our products and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company's stock price decreases. One such company was targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company's direct selling model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
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
Some of the legal and regulatory requirements concerning the direct selling business model are ambiguous and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. Recent allegations by short sellers regarding the legality of multi-level marketing companies generally have also created intense public scrutiny of our industry and could cause governmental agencies to change their enforcement and interpretation of applicable laws and regulations. The failure of our business to comply with current or newly adopted regulations or interpretations could negatively impact our business in a particular market or in general and may adversely affect our stock price.
We may become involved in legal proceedings that are expensive, time consuming and, if adversely adjudicated or settled, could adversely affect our financial results.
Litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results. It is not possible to predict the final resolution of litigation to which we may become a party, and the impact of litigation proceedings on our business, results of operations and financial condition could be material.
We are currently involved in various lawsuits, both as a plaintiff and as defendant. While we believe the suits against us are without merit, they are costly to defend and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.
Our business is subject to strict government regulations.
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets.
The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional value that we make to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. In recent years, there has been increased pressure in the United States and other markets to increase regulation of dietary supplements. New regulations, or interpretations of those regulations, could impose additional restrictions, including requiring reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, additional adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over dietary supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute dietary supplements or impose additional burdens or requirements on dietary supplement companies or require us to reformulate our products.

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
In 2011, the FDA published draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient, or NDI, notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. The FDA is expected to release an updated draft NDI guidance in 2016. Although we do not believe that any of our products contain an NDI, if the FDA were to conclude that we should have filed an NDI notification for any of our products, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.
In May 2016, the FDA released a final rule updating the Nutrition Facts label for packaged foods and the Supplement Facts label for dietary supplements, with the objective to help consumers make better informed deecisions. Manufacturers of food and dietary supplements will need to use the new label by July 26, 2018. Change and implementation of the new label may result in additional costs to our business.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes and, as a result, our business may suffer. In addition, due to the international nature of our business, from time to time, we are subject to reviews and audits by taxing authorities of other jurisdictions in which we conduct business throughout the world.
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
Since February 2015, our executive management team has undergone significant change, including the termination or resignation from employment of each of our former President and Chief Executive Officer, Chief Financial Officer, Chief Sales Officer, Chief Science Officer and General Counsel. In addition, in May 2015, Darren Jensen joined our company as our new President and Chief Executive Officer; in July 2015, Justin Rose was appointed as our Chief Sales Officer; in August 2015, Mark Jaggi became our Chief Financial Officer and in November 2015, Ryan Goodwin was appointed as our Chief Marketing Officer.
Our success depends largely on the development and execution of our business strategy by our senior management team. Each of our President and Chief Executive Officer, Chief Sales Officer, Chief Financial Officer and Chief Marketing Officer is relatively new to our company and none of them have worked together in the recent past. We believe that the significant turnover in our executive management team as described above may have been a contributing factor to the material weakness in our internal control over financial reporting related to our business policies, practices, monitoring and training governing our international business operations, as disclosed in more detail in Item 9A below and elsewhere in this Annual Report on Form 10-K. We cannot assure you that our new management will succeed in working together as a team, working well with our other existing employees or successfully executing our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new executive management team, our operations and prospects could be harmed.
The loss of or inability to attract key personnel could negatively impact our business.
Our future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. Specifically, competition for executive and senior staff in the direct selling and dietary supplement markets is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel. Additionally, former members of our executive and senior management team have in the past, and could in the future join or form companies that compete against us in the direct selling industry.
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
Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect or withhold taxes, such as value added taxes or income taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, or our independent distributors are deemed to be conducting business in countries outside of the country in which they are authorized to do business, we may be held responsible for social security, income, and other related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent distributors were deemed to be employees rather than independent contractors, we would also face the threat of increased vicarious liability for their actions.
The dietary supplement market is highly competitive.
Our flagship product line, Protandim®, competes in the dietary supplements market, which is large, highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities than we do. We believe some of these competitors with greater resources are currently working on developing and releasing products that will compete directly with the Protandim® product line and be marketed as NRF1 and Nrf2 activators. One or more of these products could significantly reduce the demand for the Protandim® product line and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, trademarks, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, our patents or various contractual protections may not adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information, and may not be successful in such defense.
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
Risks Related to Ownership of Our Common Stock
We have not been in compliance with the Nasdaq Stock Market’s requirements for continued listing and as a result our common stock could be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.
We have been delinquent in the filing of our periodic reports with the SEC, as a result of which we have not been in compliance with the continued listing requirements of the Nasdaq Stock Market and have been subject to having our stock delisted from trading on Nasdaq. We believe that upon the filing with the Securities and Exchange Commission of this Form 10-K, together with the Form 10-Q for our first quarter of fiscal 2017, Nasdaq will consider us to be back in compliance with its continued listing requirements. However, there can be no assurance that Nasdaq will make that determination, in which case our common stock may again be subject to delisting by Nasdaq. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.
As a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year and there can be no assurance that we will be able to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
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
Additional shares that may be issued upon the exercise of currently outstanding warrants and options, or upon future vesting of Performance Stock Units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2016, we had 14.0 million shares of common stock outstanding. As of June 30, 2016, we also had outstanding warrants that are exercisable for an aggregate of 0.1 million shares of common stock and stock options outstanding for an aggregate of 0.4 million shares of common stock. Additionally, the future vesting of Performance Stock Units may further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date. Although during fiscal 2015 we paid an aggregate of $9.9 million to repurchase 1.1 million shares of our common stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the Financing Agreement we entered into in March 2016 in connection with our credit facility contains a customary covenant that restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Corporate Offices
During fiscal year 2014, we moved into our corporate headquarters located at 9785 South Monroe Street, Suite 300, Sandy, Utah 84070. The lease for our corporate headquarters is for a term of ten years commencing on February 10, 2014, with an option for us to terminate the lease in our discretion after seven years. The lease includes approximately 44,353 square feet with options to occupy additional space in the future if needed.
In April 2014, we amended the lease for our previous corporate headquarters located at 9815 South Monroe Street in Sandy, Utah, to reduce the size of this location to approximately 8,742 square feet. The lease for the 9815 South Monroe Street property expires in June 2017.
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
ITEM 3 — LEGAL PROCEEDINGS
See Note 11 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the Company's legal proceedings.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
Our common stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol "LFVN" in September 2012. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN.” On October 19, 2015 the Company effected a one-for-seven reverse stock split.
The table below sets forth, for the fiscal quarters indicated, the reported high and low prices of our common stock, as quoted on NASDAQ or the OTC Bulletin Board, as applicable, adjusted for the effects of the reverse stock split. These prices were reported by an online service, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our fiscal year-end is June 30.

	Fiscal year
	2016		2015
	High	Low	High	Low
First Quarter	$6.86	$1.40	$10.85	$7.84
Second Quarter	$10.50	$4.66	$10.01	$7.70
Third Quarter	$10.55	$7.63	$9.38	$4.90
Fourth Quarter	$14.71	$8.01	$5.60	$3.37
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2016, we had 140 shareholders of record and 14.0 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2011 through June 30, 2016. The data shown assumes an investment on June 30, 2011 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2011	$100.00	$100.00	$100.00
June 30, 2012	$188.57	$106.99	$78.18
June 30, 2013	$154.67	$125.83	$98.01
June 30, 2014	$96.00	$165.05	$101.43
June 30, 2015	$35.33	$188.87	$74.54
June 30, 2016	$129.52	$185.70	$68.29
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the Financing Agreement we entered into in March 2016 contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
We did not purchase any shares of our common stock during the quarter ended June 30, 2016.
During the three months ended June 30, 2016, we withheld 5,939 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
Recent Sale of Unregistered Securities
There were 5,667 shares of our common stock issued during the three months ended June 30, 2016, due to the exercise of warrants.
Equity Compensation Plan Information
This information is incorporated by reference to Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for the year ended June 30, 2016 and the consolidated balance sheet data as of June 30, 2016 have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2015 and 2014, and the consolidated balance sheet data as of June 30, 2015, have been derived from our consolidated financial statements audited by EKS&H LLLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2013 and 2012 and the consolidated balance sheet data as of June 30, 2014, 2013 and 2012 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2016	2015	2014	2013	2012
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$206,540	$190,336	$213,968	$208,178	$126,183
Cost of sales	33,932	28,010	33,194	31,845	18,052
Product recall costs	—	—	—	4,798	—
Gross profit	172,608	162,326	180,774	171,535	108,131
Operating expenses:
Commissions and incentives	103,120	91,074	104,525	101,737	57,955
Selling, general and administrative	56,074	57,353	56,801	57,730	28,719
Total operating expenses	159,194	148,427	161,326	159,467	86,674
Operating income	13,414	13,899	19,448	12,068	21,457
Other income (expense):
Interest expense	(3,321)	(3,087)	(3,177)	(3)	(8)
Other income (expense), net	(1,409)	(159)	384	(912)	(36)
Change in fair value of derivative liabilities	—	—	—	—	(6,741)
Total other income (expense)	(4,730)	(3,246)	(2,793)	(915)	(6,785)
Income before income taxes	8,684	10,653	16,655	11,153	14,672
Income tax expense	(2,665)	(3,666)	(5,272)	(3,545)	(2,203)
Net income	$6,019	$6,987	$11,383	$7,608	$12,469
Net income per share:
Basic	$0.44	$0.50	$0.75	$0.47	$0.85
Diluted	$0.41	$0.49	$0.71	$0.43	$0.74
Weighed average shares outstanding:
Basic	13,730	13,899	15,113	16,039	14,671
Diluted	14,531	14,150	15,943	17,555	16,904

	As of June 30,
	2016	2015	2014	2013	2012
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,883	$13,905	$20,387	$26,299	$24,648
Working capital	13,859	4,615	17,271	25,375	22,800
Total assets	50,259	39,781	52,646	55,484	44,528
Current liabilities	28,550	25,860	22,702	20,566	16,028
Long-term debt, net of unamortized discount	7,409	8,533	23,720	—	—
Total liabilities	38,128	36,456	48,656	21,539	16,245
Total stockholders' equity	12,131	3,325	3,990	33,945	28,283
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes. We are dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to preferred customers, retail customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.

Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including our Protandim® product line, LifeVantage TrueScience®, Canine Health®, Axio® and PhysIQ™;
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products in and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Australia, Canada, Mexico, Hong Kong, Thailand, the United Kingdom, the Netherlands and, on a limited basis, the Philippines. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth will be negatively impacted.
Our Products
Our products are the Protandim® product line, the LifeVantage TrueScience® skin care regimen, Axio®, the PhysIQ™ smart weight management system and Canine Health®. The Protandim® product line includes Protandim® NRF1 and Nrf2 synergizers. The Protandim® NRF1 synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 synergizer contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, TrueScience® Micro-Lift Serum and our enhanced TrueScience® Anti-Aging Cream. Axio® is our line of energy drink mixes formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our newly launched smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ Probio, PhysIQ™ Cleanse and the PhysIQ™ Protein Shake mix, all formulated to aid in weight management. The following table shows revenues by major product line for the years ended June 30, 2016, 2015 and 2014.

	For the years ended June 30,
	2016		2015		2014
Protandim®product line	$128,019	62.0%	$120,967	63.6%	$142,935	66.8%
LifeVantage TrueScience® skin care regimen	32,914	15.9%	38,287	20.1%	46,474	21.7%
Other	45,607	22.1%	31,082	16.3%	24,559	11.5%
Total	$206,540	100.0%	$190,336	100.0%	$213,968	100.0%
The Company's revenues are largely attributed to two product lines, the Protandim® product line and the LifeVantage TrueScience® skin care regimen, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2016, 2015 and 2014. On a combined basis, these products represent approximately 77.9%, 83.7% and 88.5% of our worldwide net revenues for the years ended June 30, 2016, 2015 and 2014, respectively.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors, preferred customers and retail customers.
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

	Active Preferred Customers By Region
	As of June 30, 2016		As of June 30, 2015		Change from Prior Year	Percent Change
Americas	95,000	81.2%	94,000	81.7%	1,000	1.1%
Asia/Pacific & Europe	22,000	18.8%	21,000	18.3%	1,000	4.8%
	117,000	100.0%	115,000	100.0%	2,000	1.7%

	Active Independent Distributors By Region
	As of June 30, 2016		As of June 30, 2015		Change from Prior Year	Percent Change
Americas	49,000	71.0%	44,000	67.7%	5,000	11.4%
Asia/Pacific & Europe	20,000	29.0%	21,000	32.3%	(1,000)	(4.8)%
	69,000	100.0%	65,000	100.0%	4,000	6.2%
Income Statement Presentation
We report revenue in two geographic regions and we translate revenue from each market's local currency into U.S. Dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenues, and shipping and handling fees net of applicable sales discounts. Revenue is recognized at the time of shipment, which is when the passage of title and risk of loss to customers occurs. Also reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the years indicated. The following table should be reviewed in connection with the tables presented under "Results of Operations" (in thousands):

	For the years ended June 30,
	2016		2015		2014
Americas	$158,291	76.6%	$138,118	72.6%	$141,227	66.0%
Asia/Pacific & Europe	48,249	23.4%	52,218	27.4%	72,741	34.0%
Total	$206,540	100%	$190,336	100%	$213,968	100%
Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, costs of adjustments to inventory carrying value, and costs of sales materials which we sell to our sales force, as well as freight, duties and taxes that are associated with the import and export of our products. As our international sales increase as a percentage of total revenue, cost of sales as a percentage of revenue likely will increase as a result of additional duties, freight, and other factors, such as changes in currency exchange rates.
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their preferred customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on sales materials, which are sold to our independent distributors. Commissions and incentives expenses, as a percentage of revenue, may increase in connection with limited-time offers due to growth in the number of independent distributors qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses.

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
Results of Operations
For the fiscal years ended June 30, 2016, 2015, and 2014, we generated net revenues of $206.5 million, $190.3 million and $214.0 million, respectively, recognized operating profit of $13.4 million, $13.9 million and $19.4 million, respectively, and recognized net income of $6.0 million, $7.0 million and $11.4 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the years ended,
	June 30, 2016	June 30, 2015	June 30, 2014
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	16.4	14.7	15.5
Gross profit	83.6	85.3	84.5
Operating expenses:
Commissions and incentives	49.9	47.8	48.9
Selling, general and administrative	27.1	30.1	26.5
Total operating expenses	77.0	77.9	75.4
Operating income	6.6	7.4	9.1
Other income (expense):
Interest expense	(1.6)	(1.6)	(1.5)
Other income (expense), net	(0.7)	(0.1)	0.2
Total other income (expense)	(2.3)	(1.7)	(1.3)
Income before income taxes	4.3	5.7	7.8
Income tax expense	(1.3)	(1.9)	(2.5)
Net income	3.0%	3.8%	5.3%
Comparison of Fiscal Years Ended June 30, 2016 and 2015
Revenue, net. We generated net revenue of $206.5 million and $190.3 million during the years ended June 30, 2016 and 2015, respectively. The overall increase included increases in the Americas region, offset by decreases in the Asia/Pacific & Europe region. Foreign currency fluctuations negatively impacted our net revenue $1.8 million or 1.0%, which is related primarily to our Asia/Pacific & Europe region. The overall increase in sales of $16.2 million in fiscal 2016 was due to increased sales in the Americas region as a result of new product launches and an increase in active distributors during the year. In the years ended June 30, 2016 and 2015, we estimate that approximately $17.3 million and $6.7 million in net revenue, respectively, related to sales of our products to independent distributors who may have carried or shipped such products into countries in which our products are not registered or that otherwise impose stringent restrictions on our direct selling model. Looking forward, we have taken steps to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. Nevertheless, we expect that our revenue in future periods from sales of our products that are carried or shipped into these countries will be significantly lower than fiscal 2016.

Americas. The following table sets forth revenue for the years ended June 30, 2016 and 2015 for the Americas region (in thousands):

	For the years ended June 30,
	2016	2015	% change
United States	$152,830	$132,831	15.1%
Other	5,461	5,287	3.3%
Americas Total	$158,291	$138,118	14.6%
Revenue in the Americas region for the year ended June 30, 2016 increased $20.2 million or 14.6%. The increase in revenue during the year ended June 30, 2016 is due to an increase in the number of active distributors of 11.4% and higher volume of product sales related to the launch of the PhysIQ™ smart weight management line of products and the introduction of our new Protandim® NRF1 synergizer.
Asia/Pacific & Europe. The following table sets forth revenue for the years ended June 30, 2016 and 2015 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the years ended June 30,
	2016	2015	% change
Japan	$36,343	$41,428	(12.3)%
Hong Kong	7,964	5,963	33.6%
Other	3,942	4,827	(18.3)%
Asia/Pacific & Europe Total	$48,249	$52,218	(7.6)%
Revenue in the region for the year ended June 30, 2016 was negatively impacted approximately $1.1 million, or 2.1%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan decreased 10.3% in fiscal 2016 compared to fiscal 2015. During the year ended June 30, 2016 the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $0.7 million or 1.8%. In addition to the negative impact of foreign currency fluctuations, product sales volume decreased in Japan, Australia and the Philippines. The negative impact of foreign currency rate fluctuations and the decrease in product sales was partially offset by an increase in volume of product sales in Hong Kong and Thailand, as well as increases associated with the launch of the United Kingdom and Netherlands during the year.
Our sales and marketing efforts continue to be directed toward building our worldwide sales. We expect increased revenue in the Americas region as we continue to focus on our growth initiatives, specifically the development and expansion of new distributor tools, training and technology and the continued scientific research of new products, including our recently launched Protandim® NRF1 synergizer. We expect revenue in the Asia/Pacific and Europe region to increase moderately as we focus on strengthening our sales and marketing efforts, including the global expansion of our products, the creation of country-specific marketing tools and materials and expanding our geographic reach and ensuring that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements.
Gross Margin. Cost of sales were $33.9 million for the year ended June 30, 2016, and $28.0 million for the year ended June 30, 2015, resulting in a gross margin of $172.6 million, or 83.6%, and $162.3 million, or 85.3%, respectively. The decrease in gross margin as a percent of revenues in fiscal 2016 relative to fiscal 2015 was primarily due to product recall related insurance benefits received during fiscal 2015 of $2.0 million, changes to our product sales mix and increased costs associated with the shipment, storage, and quality testing of inventory. We expect the gross margin percentage to be in the 83-85% range for the foreseeable future based on our expected inventory, manufacturing costs and product sales mix. Economic conditions and changes in the supply of raw materials, new products with differing raw material cost basis, and additional manufacturing process costs could negatively impact our gross margins in the future.
Operating Expenses. Total operating expenses for the year ended June 30, 2016 were $159.2 million as compared to operating expenses of $148.4 million for the year ended June 30, 2015. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses. Operating expenses as a percentage of revenue decreased slightly to 77.0% for the year ended June 30, 2016 from 77.9% for the year ended June 30, 2015.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2016 were $103.1 million or 49.9% of revenue compared to $91.1 million or 47.8% of revenue for the fiscal year ended June 30, 2015. The increase in expense of $12.0 million in fiscal year 2016 was due primarily to the overall increase in sales. As a percentage of revenue, commissions and incentives expenses increased by 2.1% in fiscal year 2016. The increase is due to increased incentives and promotional expenses incurred as we instituted several new programs during the year to drive sales growth, enhance international market expansion and attract new leaders. We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales, with some fluctuations caused by changes to compensation and incentive programs and initiatives.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2016 were $56.1 million compared to $57.4 million for the fiscal year ended June 30, 2015. The decrease of $1.3 million was primarily due to decreased employment related expenses associated with contract labor and executive recruiting expenses, as well as decreased event expenses due to fewer events held during fiscal year 2016. These decreases were partially offset due to increases in stock compensation expenses and marketing expenses associated with new promotions and marketing initiatives.
Primary factors that may cause our operating expenses to fluctuate in the future include changes in the number of employees, foreign exchange rates, and the impact of our variable compensation programs, which are driven by overall sales. A fluctuation in our stock price may also impact our share-based compensation expense recorded for liability classified awards and equity awards made in future years.
We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent as we continue to refine our strategic initiatives and coordinate our spending with sales trends and geographic expansion.
Other Income (Expense). We recognized other expense for the year ended June 30, 2016 of $4.7 million as compared to $3.2 million for the year ended June 30, 2015. Other expense for the year ended June 30, 2016 consisted primarily of interest expense of $3.3 million, which includes the write-off of debt transaction costs pursuant to the debt refinance completed during fiscal 2016, the write-off of previously capitalized software development costs of $1.2 million and the impact of changes in foreign currency exchange rates.
The following table sets forth interest expense for the years ended June 30, 2016 and 2015 (in thousands):

	For the years ended June 30,
	2016	2015
Contractual interest expense:
October 2013 Term Loan	$1,216	$2,633
March 2016 Term Loan	126	—
Amortization of deferred financing fees:
October 2013 Term Loan	1,098	255
March 2016 Term Loan	3	—
Amortization of debt discount:
October 2013 Term Loan	854	198
March 2016 Term Loan	5	—
Other	19	1
Total interest expense	$3,321	$3,087
Income Tax Expense. Our income tax expense for the year ended June 30, 2016 was $2.7 million as compared to income tax expense of $3.7 million for the year ended June 30, 2015. Our provision for income taxes for the year ended June 30, 2016 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2016 income which was partially offset by tax benefits related to research and development credits, a deduction for domestic production activities and benefits related to foreign tax rate differences as the Company established a permanent reinvestment assertion during fiscal 2016. We expect our income tax expense and effective tax rate to increase as our taxable income increases and our effective rate approaches normal statutory rates in future periods.
Net Income. As a result of the foregoing factors, net income for the year ended June 30, 2016 decreased to $6.0 million compared to $7.0 million for the year ended June 30, 2015.

Comparison of Fiscal Years Ended June 30, 2015 and 2014
Revenue, net. We generated net revenue of $190.3 million and $214.0 million during the years ended June 30, 2015 and 2014, respectively. This included decreases in both the Americas region and the Asia/Pacific & Europe region. Foreign currency fluctuations negatively impacted our net revenue $6.0 million or 2.8%, which is related primarily to our Asia/Pacific & Europe region. The overall decrease in sales of $23.6 million in fiscal 2015 was primarily due to a decrease of $20.5 million in sales in the Asia/Pacific and Europe region caused by both the negative foreign currency impact on sales and distractions in the distributor force in Japan.
Americas. The following table sets forth revenue for the years ended June 30, 2015 and 2014 for the Americas region (in thousands):

	For the years ended June 30,
	2015	2014	% change
United States	$132,831	$136,758	(2.9)%
Other	5,287	4,469	18.3%
Americas Total	$138,118	$141,227	(2.2)%
Revenue in the Americas region for the year ended June 30, 2015 decreased $3.1 million or 2.2% . The decrease in revenue during the year ended June 30, 2015 is due to a decrease in the number of active preferred customers of 12.1% and lower volume of product sales in the region as compared to the prior year same period, offset partially by additional product purchases associated with the launch of Axio®, our energy drink mixes.
Asia/Pacific & Europe. The following table sets forth revenue for the years ended June 30, 2015 and 2014 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the years ended June 30,
	2015	2014	% change
Japan	$41,428	$61,872	(33.0)%
Hong Kong	5,963	7,347	(18.8)%
Other	4,827	3,522	37.1%
Asia/Pacific & Europe Total	$52,218	$72,741	(28.2)%
Revenue in the region for the year ended June 30, 2015 was negatively impacted approximately $5.5 million, or 7.6%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan decreased 24.4% in fiscal 2015 compared to fiscal 2014. During the year ended June 30, 2015 the Japanese yen weakened against the U.S. Dollar, which negatively impacted our revenue in this market by $5.3 million or 8.6%. In addition to the negative impact of foreign currency rate fluctuations, product sales volume decreased in Japan and Hong Kong. The negative impact of foreign currency rate fluctuations and the decrease in product sales was partially offset by an increase in product sales volume in Australia, the Philippines, and Thailand.
Gross Margin. Cost of sales were $28.0 million for the year ended June 30, 2015, and $33.2 million for the year ended June 30, 2014, resulting in a gross margin of $162.3 million, or 85.3%, and $180.8 million, or 84.5%, respectively. The increase in gross margin as a percentage of revenues was primarily due to cost recoveries from insurance of approximately $2.0 million associated with the 2012 product recall.
Operating Expenses. Total operating expenses for the year ended June 30, 2015 were $148.4 million as compared to operating expenses of $161.3 million for the year ended June 30, 2014. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses for the year ended June 30, 2015 were $91.1 million or 47.8% compared to $104.5 million or 48.9% for the fiscal year ended June 30, 2014. The decrease in expense of $13.5 million in fiscal year 2015 was due primarily to decreased sales.
Selling, General and Administrative. Our selling, general and administrative expenses for the year ended June 30, 2015 were $57.4 million compared to $56.8 million for the fiscal year ended June 30, 2014. The increase of $0.6 million was primarily due to increased wage expenses associated with changes in the executive team and increased research and development costs related to increased spending on product innovation.
Other Income (Expense). We recognized net other expense for the year ended June 30, 2015 of $3.2 million as compared to $2.8 million for the year ended June 30, 2014. Other expense for the year ended June 30, 2015 consisted primarily of interest expense of $3.1 million and the impact of changes in foreign currency exchange rates.
Income Tax Expense. Our income tax expense for the year ended June 30, 2015 was $3.7 million as compared to income tax expense of $5.3 million for the year ended June 30, 2014. The decrease in tax expense is primarily due to the decrease in income before taxes for the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014.
Net Income. As a result of the foregoing factors, net income decreased to $7.0 million for the year ended June 30, 2015 compared to $11.4 million in for the year ended June 30, 2014.
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
At June 30, 2016, our cash and cash equivalents were $7.9 million. This represented a decrease of $6.0 million from the $13.9 million in cash and cash equivalents as of June 30, 2015. During the fiscal year ended June 30, 2016, our net cash provided by operating activities was $6.0 million as compared to net cash provided by operating activities of $13.2 million during the fiscal year ended June 30, 2015. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2016 is primarily due to increased inventory purchases, partially offset by increases in accounts payable and accrued expenses.
During the fiscal year ended June 30, 2016, our net cash used in investing activities was $0.6 million, primarily due to capital expenditures. During the fiscal year ended June 30, 2015, our net cash used in investing activities was $1.2 million, also primarily due to capital expenditures.
Cash used in financing activities during the fiscal year ended June 30, 2016 was $11.7 million, compared to $18.5 million during the fiscal year ended June 30, 2015. Cash used in financing activities during the fiscal year ended June 30, 2016 included total principal payments on the Company's outstanding term debt of $22.1 million, partially offset by proceeds from the March 2016 Term Loan of $10.0 million associated with the refinancing of the October 2013 Term Loan and proceeds from the exercise of stock options. Cash used in financing activities during the fiscal year ended June 30, 2015 was primarily due to the repurchase of shares of our common stock of $9.9 million and principal payments of $9.2 million made towards the October 2013 Term Loan.
At June 30, 2016 and 2015, the total amount of our foreign subsidiary cash was $5.1 million and $5.2 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of June 30, 2016, our U.S. consolidated group had approximately $1.1 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At June 30, 2016, we had working capital (current assets minus current liabilities) of $13.9 million compared to working capital of $4.6 million at June 30, 2015. The increase in working capital was due primarily to increases in inventory and decreases in short term debt, partially offset by increases in accounts payable and accrued expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and, as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.

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
On March 30, 2016, we entered into a Loan Agreement (the "March 2016 Loan Agreement") to refinance our outstanding debt under the October 2013 Term Loan. In connection with the March 2016 Loan Agreement and on the same date, we entered into a Security Agreement (the "March 2016 Security Agreement"). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "March 2016 Revolving Loan," and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the March 2016 Security Agreement, the "March 2016 Credit Facility").
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016 and maturing on March 30, 2019 (the "Maturity Date"). The March 2016 Term Loan bears interest at a fixed rate of 4.93%. If we borrow under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter at a variable rate equal to the 30 day LIBOR rate plus 3.5%.
Loans outstanding under the March 2016 Credit Facility may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the March 2016 Revolving Loan exceeds $2.0 million, we must prepay an amount equal to such excess. Any principal amount of the March 2016 Term Loan which is prepaid or repaid may not be re-borrowed.
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

•
Have a tangible net worth (as defined in the March 2016 Loan Agreement) of at least $4.0 million as of June 30, 2016 and maintain at least that minimum tangible net worth thereafter, measured annually at the end of each subsequent fiscal year.

As of June 30, 2016, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility; provided, however that on October 24, 2016, we were granted a waiver and extension to the covenants requiring us to provide the lender with audited financial statements for the Company’s 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender has agreed to waive compliance with this requirement if we deliver such audited financial statements prior to December 31, 2016. See Note 6 to our Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the limited waiver and extension. Other than the delivery of the audited financial statement described above, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$9,500	$2,000	$7,500	$—	$—
Interest on long-term debt obligations	963	438	525	—	—
Operating lease obligations	11,574	2,592	3,876	4,137	969
Total	$22,037	$5,030	$11,901	$4,137	$969
Off-Balance Sheet Arrangements
At June 30, 2016 and 2015, we had no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our financial statements. Some of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2016, our shipments of products sold totaling approximately $17.5 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at June 30, 2016, compared with $0.1 million at June 30, 2015. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in, first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.
We have recorded $0.3 million and $0.3 million of obsolescence costs for the years ended June 30, 2016 and 2015, respectively.
Revenue Recognition
We ship the majority of our product directly to the consumer and receive substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs.
Stock-Based Compensation
We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance. We recognize compensation costs for awards with performance conditions when we conclude it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each balance sheet date and adjust compensation costs based on our probability assessment. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by the employees, regardless of when, if ever, the market-based performance conditions are satisfied.
Research and Development Costs
We expense all of our costs related to research and development activities as incurred.
Legal Accruals
We are occasionally involved in lawsuits and disputes arising in the normal course of business. Management regularly reviews all pending litigation matters in which we are involved and establishes accruals as we deem appropriate for these litigation matters when a probable loss estimate can be made. Estimated accruals require management judgment about future events. The results of lawsuits are inherently unpredictable and unfavorable resolutions could occur. As such, the amount of loss may differ from management estimates.
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
Foreign Currency Risk
During the year ended June 30, 2016, approximately 26% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2016, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.4% decrease of our 2016 fiscal year revenue, in the amount of $4.9 million.
Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2016				Year ended June 30, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	122.25	121.44	115.38	107.97	103.93	114.47	119.17	121.35
Australia	1.38	1.39	1.39	1.34	1.08	1.17	1.27	1.29
Hong Kong	7.75	7.75	7.77	7.76	7.75	7.76	7.76	7.75
Mexico	16.42	16.77	18.04	18.11	13.12	13.87	14.95	15.32
Canada	1.31	1.34	1.37	1.29	1.09	1.14	1.24	1.23
Thailand	35.28	35.91	35.72	35.33	32.17	32.77	32.71	33.29
Europe	0.90	0.91	0.91	0.89	0.75	0.80	0.89	0.90
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our management identified certain design deficiencies in our internal control over financial reporting related to the lack of sufficient controls governing our international business policies, practices, monitoring and training as described below. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016.
Internal Control over Financial Reporting
Our management’s annual report on our internal control over financial reporting is set forth below and the report of our independent registered public accounting firm is included on page F-3 of this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective due to the identification of a material weakness related to our business policies, practices, monitoring and training governing our international business operations, including the sale and distribution of our products in international markets. Under standards established by the Public Company Accounting Oversight Board of the United States ("PCAOB"), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Audit Committee Independent Review
On September 13, 2016, we announced the delayed filing of this Annual Report on Form 10-K to allow the Audit Committee of our Board of Directors to conduct an independent review related to the distribution of our products into countries outside the U.S, in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews by Company personnel and was further informed by the content of employee complaints. The Audit Committee retained independent counsel to assist it in conducting the review. Based on its independent review, the Audit Committee determined that (i) we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model; (ii) we allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as independent distributors; and (iii) we did not have in place sufficient controls governing our international business policies, practices, monitoring and training to provide reasonable assurance that such distribution of our products complied with applicable customs, tax and other regulatory requirements. The inadequate controls and processes related to the lack of documented country-specific policies and procedures governing (i) distributor enrollment policies and procedures; (ii) approved distributor payment and collection methods; (iii) methods for shipping and order fulfillment; (iv) approval requirements for transactions with distributors outside of our approved compensation plans; and (v) lack of change controls related to changes to existing country-specific policies and procedures. In addition, we had inadequate controls in place related to the training, monitoring and oversight of our personnel who were involved in or managed our international business operations. Accordingly, we identified a material weakness in our internal controls over financial reporting as of the period ended June 30, 2016.
Notwithstanding this material weakness, our management and Audit Committee concluded that the revenue related to the sales that were the subject of the Audit Committee’s independent review was properly recognized and that no tax or other accruals relating to such sales were necessary. In making this determination, we obtained international tax and legal advice from external accounting and law firms that have relevant country-specific expertise regarding our potential obligations and liabilities associated with the import and distribution of our products into the countries described above. Based on this advice, we have not established a loss contingency accrual for potential import or other liabilities in these countries, as we believe the likelihood of any such liabilities being assessed against the Company is remote, in part, based on the evaluation of country-specific import laws and regulations and on our actions to stop or restrict the processes used by independent distributors to carry or ship our products into countries where such products are not registered. Accordingly, our management and Audit Committee concluded that (i) the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America and (ii) no restatement of prior period financial statements is required.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2016.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal controls over financial reporting described above, we are developing and implementing new control policies and procedures regarding the international business policies, practices, monitoring and training for each country outside the U.S. in which we do business. As an initial step, we implemented changes to our systems and distributor enrollment requirements intended to stop or restrict the processes used by independent distributors to purchase and carry or ship our products into countries in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model. Looking forward, we are in the process of developing appropriate country-specific policies and procedures to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements. Additional steps we have taken and are taking to remediate the material weakness in our internal controls over financial reporting include creating market-specific policy manuals documenting the following:

•	distributor enrollment requirements by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies;

•
approved distributor payment and collection policies by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies;

•
approved shipping, order fulfillment and customs import policies by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies; and

•	approval requirements for transactions between us and independent distributors outside of our approved compensation plans.
In addition, as we implement country-specific policies, we are requiring that we obtain international tax and legal advice from external accounting and law firms that have relevant country-specific expertise to help ensure that potential international tax and legal issues are appropriately identified and addressed. We have also started the process of evaluating and re-allocating personnel resources to ensure that each market has adequate resources to support our remediation efforts and our new processes and controls. We also will establish and conduct company-wide training programs on our new policies and controls.
These actions are subject to ongoing review by our management, including our Chief Executive Officer and Chief Financial Officer, as well as oversight by our Audit Committee. Although we plan to complete this remediation process as quickly as possible, the material weakness in our internal control over financial reporting will not be considered remediated until the applicable remedial processes and controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, we cannot, at this time, estimate when such remediation will be completed. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, cannot provide absolute assurance that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 9B — OTHER INFORMATION
None.
PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2016. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position with Company
Mr. Darren Jensen	46	President, Chief Executive Officer and Director
Mr. Mark Jaggi	41	Chief Financial Officer and Treasurer
Mr. Robert Urban	56	Chief Operating Officer
Mr. Ryan Goodwin	39	Chief Marketing Officer
Mr. Justin Rose	48	Chief Sales Officer
Ms. Michelle Oborn-Virchow	35	Senior Vice President of Human Resources
Mr. Michael A. Beindorff	64	Independent Director
Mr. David S. Manovich	64	Independent Director
Mr. Garry Mauro	68	Chairman, Independent Director
Mr. George E. Metzger	69	Independent Director
Mr. Richard Okumoto	64	Independent Director
Mr. David Toole	60	Independent Director
Executive Officers
Each officer serves at the discretion of our board of directors and holds office until his or her successor is appointed or until his or her earlier resignation or removal. There are no family relationships among any of our executive officers and directors.
MR. DARREN JENSEN. Mr. Jensen was appointed as our President and Chief Executive Officer in May 2015. He was appointed to our board of directors in January 2016 by the board of directors and has not previously been up for election at an annual meeting of shareholders. From June 2014 to May 2015, Mr. Jensen served as the President-Americas and from September 2012 to June 2014 as the Chief Sales Officer at Jeunesse Global, a privately held direct selling anti-aging and skin care company. Prior to joining Jeunesse Global, Mr. Jensen served from August 2011 to June 2012 as the Chief Sales Officer of Ampegy, a privately held direct selling company in the energy industry. Prior to that, he was the Executive Vice President and Corporate General Manager at Agel Enterprises, a nutritional supplements direct selling company, where he was also a Co-Founder of the Agel Cares Foundation. From 2003 to 2005, Mr. Jensen was the Director of International Business Development at USANA Inc. Mr Jensen served as a Brand Manager at Amway Global from 1995 to 1997. Mr. Jensen began his direct selling career at Nu Skin Enterprises in Provo, where he served as an International Marketing Specialist from 1990-1995. Mr. Jensen received a bachelor of arts degree from Brigham Young University. Mr. Jensen’s more than 25 years of experience in the direct selling industry brings to our board of directors deep industry expertise as well as strong leadership in all aspects of our business.
MR. RYAN GOODWIN. Mr. Goodwin was appointed as our Chief Marketing Officer in November 2015. Mr. Goodwin brings more than a decade of experience building brands and marketing strategies for both direct sales companies and traditional consumer brands. In July 2013, Mr. Goodwin founded Dinng, a brand and digital brand studio, where he serves as President and Creative Director. Prior to founding Dinng, in January 2003, Mr. Goodwin co-founded Struck, a full service creative agency, where he was in charge of the entire creative product as the Executive Creative Director until February 2009 after which he served as Chairman of the Board until September 2014. Mr. Goodwin earned his bachelor of fine arts degree from Brigham Young University.
MR. MARK JAGGI. Mr. Jaggi was appointed our Chief Financial Officer and Treasurer in August 2015. From March 2012 to August 2015, Mr. Jaggi was the Executive Vice President, Treasurer and Chief Financial Officer of Twinlab Consolidated Holdings Inc., a publicly traded nutritional supplements and natural products company. Prior to joining Twinlab Consolidated Holdings Mr. Jaggi was with Summit Industries, a manufacturer and marketer of pharmaceutical and non-regulated liquid and cream solutions, as its President and Chief Executive Officer from 2009 until March 2012 and as its Chief Financial Officer from 2007 to 2009. Prior to Summit Industries, Mr. Jaggi served as Director of Finance at O’Sullivan Industries from 2005 to 2007 and held positions of increasing responsibility at Ford Motor Company from 1998 to 2005. Mr. Jaggi holds a bachelor’s degree in Finance from the University of Utah and an MBA from Duke University.
MS. MICHELLE OBORN-VIRCHOW. Ms. Oborn-Virchow became our Senior Vice President of Human Resources in November 2015, prior to which time she served as our Vice President of Human Resources from July 2012 through November 2015 and as our Director of Human Resources from February 2009 through July 2012. From May 2008 until February 2009,

Ms. Oborn-Virchow was the Human Resources Manager at Zrii LLC, an international network marketing company. Ms. Oborn-Virchow earned a bachelor's degree in Political Science from the University of Utah and holds a Senior Professional in Human Resources Certification from the Human Resource Certification Institute.
MR. JUSTIN ROSE. Mr. Rose was appointed as our Chief Sales Officer in July 2015. From December 2010 through January 2014, Mr. Rose served as the Regional Vice President Sales and from January 2014 through June 2015 as the Senior Vice President of Sales and Field Development at Shaklee Corporation, a manufacturer and distributor of natural nutritional supplements and beauty and household products. Prior to joining Shaklee Corporation, from April 2003 through December 2010, Mr. Rose was President of North America and South Pacific at Nu Skin Enterprises and prior to that he was the General Manager - North America from 2000 to 2003. Mr. Rose was Director of Business Marketing and Director of Sales at USANA Inc. from 1999 to 2000. From 1994 to 1996, Mr. Rose was Director of Marketing and Sales at Aveda. Mr. Rose began his career as Marketing Services Manager at Nu Skin Enterprises 1989 to 1994. Mr. Rose earned a bachelor’s degree in International Relations, Business Management from Brigham Young University.
MR. ROBERT URBAN. Mr. Urban was appointed as our Chief Operating Officer in May 2012. Between May 2008 and May 2012, Mr. Urban held various positions with WorkWell Systems, Inc., a privately held physical medicine and workers' compensation solutions company, including President, Chief Executive Officer and Chief Operating Officer. From September 2006 to May 2008, Mr. Urban was Chief Operating Officer and Vice President of Engineering for Home Technologies, Inc. Mr. Urban earned a bachelor's degree in Mechanical Engineering from Gonzaga University and a master's degree in Business Administration from University of Washington.
Directors
MR. MICHAEL A. BEINDORFF. Mr. Beindorff has been an independent member of our board of directors since January 2012. Mr. Beindorff brings more than 35 years of experience in general management, operations, sales and marketing with a strong track record of building and leading disciplined organizational teams, driving rapid, profitable growth and delivering results across a variety of business environments. He currently serves as Principal and President of the Far Niente Group, a management consultancy and private investment entity focused on helping clients build effective business models, strong differentiated brands, viable product lines and sustainable businesses while maximizing return on investment, a position he has held since 2008. From 2004 to 2008 he served as Chief Operating Officer of Exclusive Resorts, a private club for luxury travel experience. From 2002 to 2004 he served as Principal and President of the Greentree Group, a management consultancy focused on helping clients build strong brands and effective business models. From 1999 to 2002 he served first as President and COO and then as Chairman and Chief Executive Officer of PlanetRx.com, an internet pharmacy and on-line health portal. From 1995 to 1999 he served as Executive Vice President of Marketing, Operations and Product Management for VISA. From 1978 to 1995 he held various positions leading global advertising, marketing and brand management for The Coca-Cola Company and Rhodes Furniture. Mr. Beindorff received his Bachelor of Science in Business Administration from the University of Alabama and his Masters of Business Administration from the Gouzuietta Business School at Emory University. Mr. Beindorff's broad background building and leading organizations, and experience in building strong sales and marketing, and branding initiatives brings to our board of directors expertise in operations and oversight as well as strong leadership and initiative.
MR. DAVID S. MANOVICH. Mr. Manovich has been a member of our board of directors since January 2012. In addition, from February 2015 through May 2015, Mr. Manovich served as our Executive Vice Chairman on an interim basis. Except for the period of his interim service as Executive Vice Chairman, Mr. Manovich has been and currently is an independent member of our board of directors. Following his interim service, our board of directors determined Mr. Manovich resumed being an independent member of our board of directors. Mr. Manovich has extensive experience in finance management and oversight, executive sales and marketing operations as well as distribution management and development. He currently serves as Managing Partner of D&S Investments, a private investment entity focused on portfolio management for long term capital appreciation, a position he has held since 2006. From 2001 to 2006 Mr. Manovich was retired. From 1999 to 2001, he served as Chief Operating Officer and Senior Vice President of @Road Inc., a start-up wireless data services company. From 1998 to 1999, he served as a Partner of Union Atlantic, LC, an investment and venture capital merchant banking company. From 1997 to 1998, he served as Executive Vice President at Apple Computer where he was responsible for worldwide sales and support. From 1996 to 1997, he served as Vice President of Sales for Fujitsu P.C. where he was responsible for sales and channel development for the U.S., Canada, Central and Southern America and Caribbean markets. From 1985 to 1996, he served in various positions at Apple Computer, including as Vice President of U.S. consumer division, Director of Business Markets and Country Manager for the UK/Ireland as well as Regional and District Sales Manager in the U.S. From 1983 to 1985, he served as District Manager and franchise owner of Entre Computer. He served as Controller of the Federal Home Loan Bank of Seattle in 1983. Mr. Manovich began his career at Deloitte, Haskins & Sells, where he served as a Certified Public Accountant from 1979 to 1983. Mr. Manovich received his Bachelor of Science in Business Administration with an emphasis on Marketing and Management from the University of Montana and his Masters of Business Administration with an emphasis on Finance from the University of Montana. Mr. Manovich's financial and accounting capabilities as well as his sales and marketing experience brings to our board of directors experience in executive oversight, expertise in financial modeling and insight, as well as leadership in operations.
MR. GARRY MAURO. Mr. Mauro has been an independent member of our board of directors since April 2008 and has served as the chairman of the board of directors since November 2013. Mr. Mauro is currently a practicing attorney in Texas and the District of Columbia. He is also a licensed stock broker. He has worked for over 30 years at the local, state and national levels on behalf of both private and public sector entities. From 1983 to 1999, he served as Commissioner of the Texas General Land Office overseeing the management of more than 20 million acres of state land, 18,000 oil and gas wells, and the state’s benefit program for Veterans. During his tenure as Commissioner, he also chaired the Veterans Land Board, the School Land Board, the Parks and Wildlife Board For Lease, the Texas Department of Corrections Board For Lease, the Permanent University Fund Board For Lease, the Coastal Coordination Council and the Texas Alternative Fuels Council and co-chaired the Sustainable Energy Development Council. He has received numerous honors and awards for his civic and philanthropic contributions in environmental, political and business arenas, including the “Man of the Year Award” from the Texas League of Women Voters and the “Rising Star of Texas Award” from Texas Business Magazine. In 1998, he was the Texas Democratic Party nominee for Governor. Mr. Mauro’s broad range of expertise brings to our board of directors experience in management and operations as well as strong leadership and oversight.
MR. GEORGE E. METZGER. Mr. Metzger has been an independent member of our board of directors since January 2012. Mr. Metzger has more than thirty years of experience in executive compensation, human resources, benefits and labor relations as well as workforce planning. In December 2007, Mr. Metzger retired from Textron Inc., a company with international operations in multiple industries. Mr. Metzger worked in various capacities while at Textron beginning in 1985, and most recently served as Vice President of Human Resources and Benefits from 2000 until December 2007. In this role he was responsible for Textron's networked integrated human resource delivery system, including account based healthcare plans, retirement plan redesign and reward structure. From 1976 to 1985, he worked for Rockwell International, most recently as Director Human Resources. He worked at Clark Equipment Company from 1969 to 1976, where he served as Director Labor Relations at the time of his departure. From June 2008 until March 2014, Mr. Metzger served on the board of directors of WorkWell Systems, Inc., a privately held physical medicine and workers' compensation solutions company. Mr. Metzger received his Bachelor of Science in Business Administration from Trine University. Mr. Metzger's extensive experience with executive compensation, labor relations and benefits brings to our board of directors experience in human resources oversight and workforce planning and development.
MR. RICHARD OKUMOTO. Mr. Okumoto has been an independent member of our board of directors since November 2012. Mr. Okumoto has over thirty years of corporate finance, operations, and strategy development experience in rapid growth technology companies in Silicon Valley. Mr. Okumoto is currently an adjunct professor in the Lucas Graduate and Undergraduate Schools of Business at San Jose State University; a position he has held since 2008. He is also currently on faculty at California State University Long Beach and Keck Graduate Institute; positions he has held since 2014 and 2015, respectively. He teaches business strategy to MBA and post-doctoral students. He was a principal with the consulting firm of Miller-Okumoto, Inc. from 2007 to 2012.  From 2008 to 2010 Mr. Okumoto was the audit committee chairman and a member of the compensation committee for Logic Vision, Inc., a publicly traded electronic design automation company. From 2007 to 2009 Mr. Okumoto was the chief financial officer of Advanced Micro-Fabrication Equipment, Inc., a global micro-fabrication equipment company. From 2003 to 2006 Mr. Okumoto was the chief financial officer of Photon Dynamics, Inc., a publicly held manufacturer of flat panel display test equipment. From 1998 to 2001 Mr. Okumoto was the chief executive officer of TMT, Inc., a manufacturer of test equipment for the global semiconductor industry, and the Vice-President and General Manager for the Analog, Linear, and RF test equipment division of the acquiring company, Credence Systems Corporation, a publicly traded manufacturer of test equipment for the global semiconductor industry. From 1993 to 1998 Mr. Okumoto was the executive vice president and chief financial officer of Credence Systems Corporation, where he completed that company’s initial public offering. From 1990 to 1993 Mr. Okumoto was the Corporate Controller at Novellus Systems, Inc., a publicly traded supplier of wafer fabrication equipment and services. From 1974 to 1990 Mr. Okumoto held finance and operations roles at such companies as: Fairchild Semiconductor Corporation, Measurex Corporation (Honeywell), Commodore Business Machines, Inc., Basys, Inc., and Digital Research Corporation. Mr. Okumoto also serves on the board of directors of Vantage Technology Corporation, a privately held micro-analytical metrology tool company. Mr. Okumoto received his Bachelor of Science in Business Administration with an emphasis in Accounting from San Jose State University and his Master of Arts in Communication and Leadership from Gonzaga University. Mr. Okumoto holds a Registered Financial Consultant designation: RFC®. Mr. Okumoto brings to our board of directors extensive business background in finance and accounting, general management, and business strategy as a public company chief financial officer and audit committee chairman, as a chief executive officer and division general manager, and practitioner and academic of business strategy.
MR. DAVID TOOLE. Mr. Toole has been an independent member of our board of directors since January 2016 and was appointed by the Board of Directors and has not previously been up for election at an annual meeting of shareholders. Mr. Toole brings over 35 years of experience as a technology, supply chain, digital media and video expert, and has been the Chief Executive Officer of MediaMobz, a private company that enables brands to increase their capacity to create video centric digital media that drives business results, since 2008. Mr. Toole is also currently the Chief Executive Officer of Outhink Media, an emerging media incubator, a position he has held since 2001. Prior to Outhink Media, Mr. Toole spent 21 years at GaSonics International, a semiconductor capital equipment company, where he worked in various positions, including as Chief Executive Officer from 1993 to 2001. As Chief Executive Officer at GaSonics, Mr. Toole led the company's initial public offering in 1994 and the sale of the company to Novellus Systems in 2001. Mr. Toole began his career at Advance Micro Devices, a manufacturer of early computer chips, where he was a production supervisor from 1976 to 1979. Mr. Toole received his Bachelor of Arts degree in Business from the University of California, Santa Barbara. Mr. Toole’s executive leadership experience, including as the Chief Executive Officer of a public company, and extensive digital media experience brings to our board of directors strong leadership and oversight as well as strategic leadership as our company leverages digital media to enhance our business initiatives.
Audit Committee
The audit committee was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our audit committee are Messrs. Beindorff, Mauro and Okumoto, with Mr. Okumoto serving as chair. Our board of directors has determined that all three members of the audit committee qualify as “independent” under Nasdaq Rules. Our board of directors has also determined that each member of the audit committee meets the financial literacy and sophistication requirements set forth in the NASDAQ Rules and that Mr. Okumoto qualifies as “audit committee financial expert,” as that term is defined by SEC rules. Our board of directors made a qualitative assessment of Mr. Okumoto's level of knowledge and experience based on a number of factors, including his formal education, his past experience as a public company chief financial officer, and his experience reviewing and analyzing company financial statements as an investor and audit committee chair of a public company, and his other prior professional experience.
Code of Ethics
We have adopted the LifeVantage Corporation Code of Business Conduct and Ethics which applies to all our executive officers, employees and members of our board of directors. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. A copy of our Code of Business Conduct and Code of Ethics is available on our website at http://investor.lifevantage.com/governance.cfm. In the event that an amendment to, or a waiver from, a provision of our Code of Business and Ethics that applies to any of our directors or executive officers is necessary, we intend to post such information on our website. Our website does not constitute part of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to report their ownership of our common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this Annual Report on Form 10-K any failure to file by the specific due dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2016, we believe that all such reports were filed on a timely basis.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
In this section, we describe the material components of compensation that were paid or awarded to, or earned by, our “named executive officers” (our “NEOs”) in fiscal 2016, provide an overview of the information set forth below in the Summary Compensation Table and other compensation tables, and address actions taken regarding executive compensation after the end of fiscal 2016 that could affect a fair understanding of a NEO’s compensation during fiscal 2016.
Our named executive officers for fiscal 2016 and their principal positions are:

NEO	Position
Darren Jensen	President and Chief Executive Officer
Mark Jaggi	Chief Financial Officer(1)
Michelle Oborn-Virchow	Senior Vice President of Human Resources(2)
Justin Rose	Chief Sales Officer(3)
Robert M. Urban	Chief Operating Officer
David S. Colbert	Former Chief Financial Officer and Treasurer(4)

(1)	Mr. Jaggi was appointed as our Chief Financial Officer effective August 24, 2015.

(2)	Ms. Oborn-Virchow was promoted to Sr. Vice President of Human Resources effective November 30, 2015

(3)	Mr. Rose was appointed as our Chief Sales Officer effective July 22, 2015.

(4)	Mr. Colbert's employment with the Company was terminated effective July 3, 2015.
This section is divided into three parts:

•	Part I-Compensation Principles and Processes. In this part we describe the important principles, processes and tools that help us determine compensation for our NEOs.

•
Part II-Compensation Components. In this part we discuss the three material components of NEO compensation - base salary, annual and long term incentive opportunities - and actual compensation paid or awarded to, or earned by, our NEOs in fiscal 2016.

•	Part III-Other Matters. In this part we discuss other compensation practices that affect how we compensate our NEOs, including employment agreements and certain corporate policies.
PART I. COMPENSATION PRINCIPLES AND PROCESSES
Our Compensation Principles and Objectives
Our executive compensation program is designed to be fair, reasonable and competitive and to attract, retain and motivate talented executives capable of achieving our business objective of creating long-term shareholder value. We actively seek to foster a pay-for-performance environment that encourages our executive officers to enhance shareholder value. To this end, we seek to establish a compensation program linked directly to the delivery of long-term returns to our shareholders, the achievement of short- and long-term strategic business objectives, individual performance, and the demonstration of competencies that are aligned with our culture and values.
To ensure that our compensation programs support our business objectives, we observe several core compensation principles and objectives. We believe our executive compensation program should:

•	manage the distribution of gains between our NEOs and our shareholders;

•	reward company and individual performance;

•	maintain an appropriate balance between base salary and annual and long-term incentive opportunities;

•	be externally competitive and internally equitable; and

•	give us the flexibility to attract, retain and motivate talented executives.
Compensation Committee
Our compensation principles and objectives are sustained, in part, by our board of directors and the independent oversight of NEO compensation by its compensation committee. The compensation committee is responsible for overseeing our compensation policies, plans and programs, and reviewing and recommending to our board of directors the base salary, annual and long-term incentives, perquisites, severance arrangements and other related benefits paid to our directors and executive officers, including our NEOs.
The compensation committee has the authority and responsibility to review and recommend to the board of directors on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer, or CEO. The compensation committee evaluates at least annually the performance of our CEO in light of these established goals and objectives. The compensation committee, based upon its evaluations, makes a recommendation regarding our CEO's annual compensation to the independent members of our board of directors for its approval. Our CEO is not present during any meeting of the compensation committee during which it deliberates upon or approves determinations of or recommendations regarding the determination of the compensation of our CEO.
The compensation committee also has the authority and responsibility to review and recommend to our board of directors on an annual basis the evaluation process and compensation structure for our executive officers, including our NEOs, other than our CEO. The compensation committee evaluates the performance of these executive officers and reviews and approves or recommends to our board of directors for approval the compensation, including base salary and annual and long-term incentive compensation, for such executive officers. The compensation committee's recommendation in this regard is based, in part, on amounts proposed by our CEO.
Our compensation committee includes two directors who are “independent outside directors,” as defined under Section 162(m) of the Internal Revenue Code, and each member is independent under NASDAQ Rules. A complete description of the authority and responsibility of our compensation committee is set forth in its charter, which is available on our website at http://investor.lifevantage.com/governance.cfm and in print upon request. Our website does not constitute part of this Compensation Discussion and Analysis.
To assist it with fulfilling its responsibility for making NEO compensation decisions consistent with the principles and objectives discussed above, the compensation committee utilizes a variety of tools, as described below.
Compensation Consultant
For fiscal 2016, the compensation committee engaged Barney & Barney as an independent compensation consultant. Specifically, Barney & Barney was engaged to review and recommend refinements of our peer group of companies and assess, relative to our peer group, total compensation of our executives, compensation of our board of directors and to develop long-term incentive grant guidelines and strategies for all employees. The compensation committee has engaged Barney & Barney since fiscal year 2011 to provide similar services.
The compensation committee has the exclusive right to select, retain and terminate Barney & Barney as well as to approve any fees, terms or other conditions of its compensation advisory services. Barney & Barney and its lead compensation consultant report directly to the compensation committee, but when directed to do so by the compensation committee, work cooperatively with our executive officers to develop analyses and proposals for presentations to the compensation committee. The compensation committee reviews Barney & Barney's performance on at least an annual basis and determines whether to continue that relationship.
The compensation committee concluded for fiscal 2016 that Barney & Barney is independent and that its work in advising the compensation committee does not raise any conflict of interest. In making such determination, the compensation committee considered, among other things, (i) the provision of other services to us by Barney & Barney; (ii) the amount of fees received by Barney & Barney from us, as a percentage of Barney & Barney's total revenue; (iii) Barney & Barney's policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Barney & Barney with members of the compensation committee; (v) any of our stock owned by Barney & Barney; and (vi) any business or personal relationship of Barney & Barney with our executive officers.
CEO Recommendations
As discussed above, the compensation committee relies upon our CEO for compensation recommendations for the NEOs other than himself. Our CEO and the compensation committee discuss our CEO's assessment of the NEOs and any other factors the CEO believes may be relevant for the compensation committee's consideration.
Fiscal 2016 Peer Group
Prior to the start of fiscal year 2016, Barney & Barney reviewed and made recommendations to the compensation committee regarding refinements to our peer group for market assessments for fiscal year 2016 (our “FY2016 Peer Group”) that adjusted the peer group (our “FY2015 Peer Group”) the compensation committee had used for our fiscal year 2015 compensation decisions. Barney & Barney considered industry, company size and location as selection criteria in identifying appropriate peer companies for fiscal 2016. Our compensation committee uses the peer group to establish a framework for evaluating our NEO compensation practices. Based on recommendations made by Barney & Barney, the compensation committee approved revisions to our previously selected peer group. Our FY2016 Peer Group consists of the following companies:

CVR Partners (UAN)	Nutraceutical International (NATR)
Depomed (DEPO)	Omega Protein (OME)
Gaiam (GAIA)	PetMed Express (PETS)
Lifeway Foods (LWAY)	Quidel (ODEL)
Mannatech (MTEX)	QuinStreet (QNST)
Medifast (MED)	Rentech Nitrogen (RNF)
Meridian Bioscience (VIVO)	Sagent Pharmaceuticals (SGNT)
MGP Ingredients (MGPI)	SciClone Pharmaceuticals (SCLN)
MusclePharm (MSLP)	Spectrum Pharmaceuticals (SPPI)
Natural Alternatives Int'l (NAII)	Sucampo Pharmaceuticals (SCMP)
Because of the limited number of public companies in our industry that meet the recommended criteria for selecting our compensation peer group, the compensation committee includes selected companies in industries similar to our industry, including neutraceuticals, network marketing and life sciences. In determining our FY2016 Peer Group, our compensation committee narrowed two of the three factors used in determining the FY2015 Peer Group. While the peer group used for each fiscal year utilized a market capitalization factor of $1.8 billion or less, the compensation committee on advice of Barney & Barney narrowed the total revenue factor from a range used for fiscal 2015 of $60 million to $600 million to a range of $70 million to $450 million for fiscal 2016, and also adjusted the factor relating to number of company employees from a range of 100 to 900 employees for fiscal 2015 to a range of 70 to 800 employees for fiscal 2016. As a result of these refinements in the peer group selection factors, some companies that had been included in our FY2015 Peer Group (Aceto Corporation, Acorda Therapeutics, Auxilium Pharmaceuticals, Genomic Health, Hi-Tech Pharmacal, Nutrisystem, The Medicines Company and Vitacost.com) were eliminated from our FY2016 Peer Group and the following companies were added: CVR Partners, Lifeway Foods, Medifast, Meridian Bioscience, MGP Ingredients, MusclePharm, Quidel, Rentech Nitrogen, Sagent Pharmaceuticals, SciClone Pharmaceuticals, Spectrum Pharmaceuticals and Sucampo Pharmaceuticals.
The compensation committee used data from our FY2016 Peer Group companies to help ensure that the compensation of NEOs was competitive and that its decisions were appropriate. The compensation committee generally believes that the base salary and total direct compensation of our NEOs should be set within a range of plus or minus 20% of the 50th percentile of each of the base salary and the total direct compensation of persons in reasonably similar positions at companies in our FY2016 Peer Group.
Prior-Year Say-on-Pay Lookback
At our fiscal 2016 Annual Meeting of Shareholders held in October 2015, our shareholders were provided an opportunity to cast an advisory vote on the compensation of our named executive officers, as described in the proxy statement for the fiscal 2016 Annual Meeting of Shareholders. Approximately 70% of shareholders’ votes were cast in favor of the compensation of our NEOs. Although the shareholder vote is purely advisory and non-binding, when designing our executive compensation program for fiscal 2016, the compensation committee considered, among other things, the results from the fiscal 2016 Annual Meeting of Shareholders and the significant shareholder support of our compensation arrangements for the NEOs and determined not to make any significant changes to the design of our executive compensation program for fiscal 2016.
At our fiscal 2013 Annual Meeting of Shareholders held in November 2012, our shareholders voted in favor of holding an advisory vote on the compensation of our executive officers once every three years. As such, we do not intend to hold another advisory shareholder vote on our NEO compensation until our fiscal 2019 Annual Meeting of Shareholders.
Compensation Risk Analysis
The compensation committee annually reviews our executive compensation program, including our compensation-related risk profile, to ensure that our compensation-related risks are not likely to have a material adverse effect on our company. The compensation committee does not believe our executive compensation program encourages excessive or inappropriate risk taking. The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that our NEOs do not feel pressured to focus exclusively on stock price performance to the detriment of other important aspects of our business. Our long-term incentive awards have been structured to provide longer term incentives that correlate with total shareholder return. As a result, the compensation committee believes our executive compensation program strikes a balance between providing fixed compensation and appropriate long-term incentives, such that our NEOs are not encouraged to take unnecessary or excessive risks.
PART II. COMPENSATION COMPONENTS
The three components of our executive compensation program are base salary, annual or short-term incentives and long-term incentives in the form of equity-based awards. While no specific formula is used to determine the allocation of a NEO's total annual compensation among these three components, we strive to achieve market competitive pay in each compensation component. An undergirding principle in each of the compensation components is that the compensation of our executives should correlate with their level of performance. In addition, the compensation committee has not established any formal policies or guidelines for allocating compensation between cash and non-cash compensation.
Base Salary
Base salary is the primary fixed component of our executive compensation program. We believe that base salaries should provide a fixed level of competitive compensation to help us attract and retain strong executive talent and compensate executives for services rendered during the fiscal year.
For newly hired executives, the compensation committee determines base salary on a case-by-case basis by evaluating a number of factors, including the executive's qualifications and experience, the competitive recruiting environment for his or her services, the executive's anticipated role and responsibilities with our company, the executive's past compensation history, internal pay equity, and comparisons to market data regarding compensation levels for comparable executives of other companies in our peer group.
How Our CEO's Base Salary is Determined
Under the compensation committee's charter, each year the compensation committee reviews and recommends to the board of directors the corporate goals and objectives with respect to our CEO's compensation, including base salary. The compensation committee evaluates the CEO's performance in light of the established corporate goals and objectives and whether our CEO's compensation falls within a range of plus or minus 20% of the 50th percentile of the compensation of other CEOs in our peer group. Based on such evaluation, the compensation committee recommends our CEO's compensation, including base salary, to the independent members of the board of directors for their approval. The independent members of the board of directors collectively have the discretion to set our CEO's base salary. Our CEO is not present during the portion of any meeting of the compensation committee or board of directors during which it votes on or deliberates regarding the compensation of our CEO.
Our CEO, Mr. Jensen, joined the Company in May 2015 at which time his salary was determined based upon a review of his base salary in his prior position and a review of the salaries of CEOs in our fiscal 2015 peer group. Mr. Jensen’s initial salary was set at $550,000 and fell within a range of plus or minus 20% of the 50th percentile of base salaries of other CEOs in our fiscal 2015 peer group. The total compensation paid to Mr. Jensen is consistent with our compensation philosophy.
Mr. Jensen joined our company less than two months prior to the beginning of fiscal 2016 and the compensation committee determined that Mr. Jensen’s salary would remain unchanged for fiscal 2016.
How Our Other NEOs' Base Salaries are Determined
At least annually, the compensation committee reviews our performance evaluation process and compensation structure for our executive officers, including our NEOs. Among other things, the compensation committee compares the compensation of our executive officers against data derived from an analysis of similar executive officers in our peer group and reviews each executive officer's performance with our CEO. Following its evaluation and review, the compensation committee recommends to our board of directors the base salary of each executive officer, other than our CEO. In making such recommendations, the compensation committee considers proposals and recommendations of our CEO. The base salaries of our executive officers, including our NEOs other than our CEO, are established by our board of directors after taking into account the recommendation of the compensation committee. See “PART I. COMPENSATION PRINCIPLES AND PROCESSES-Compensation Committee.”
Similar to the base salary of our CEO, we believe that the base salary of our other NEOs should be competitive with the base salary ranges for persons in similar positions at the companies within our peer group and should generally be set within a range of plus or minus 20% of the 50th percentile of the base salaries of such persons.
In November 2015, the independent members of our board of directors and the compensation committee jointly approved a promotion for Ms. Oborn-Virchow to Senior Vice President of Human Resources. In March 2016 her base salary was increased from $225,000 to $253,000 commensurate with the position to which she was promoted. The increased base salary for Ms. Oborn-Virchow was within the range of plus or minus 20% of the 50th percentile of the base salaries of persons in reasonably similar human resources positions at companies in our FY2016 Peer Group. None of our other NEOs received increases in their annual base salaries during fiscal 2016.
Fiscal Year 2017 Base Salary
In June 2016, the independent members of our board of directors, upon the recommendation of the compensation committee, decided not to increase the annual base salary payable to any of our NEOs for fiscal 2017.

Fiscal 2016 Short-Term Plans
The second material component of our NEOs' compensation is the opportunity to earn cash incentives under one of our annual incentive plans. Generally, we believe annual incentives should:

•	Reward the NEOs for business and individual performance;

•	Encourage effective short-term performance while balancing long-term focus;

•	Provide a significant portion of total compensation opportunity that is at risk; and

•	Be externally competitive and internally equitable.
Effective July 27, 2015, our board of directors, upon the recommendation of the compensation committee, adopted a fiscal 2016 annual incentive plan (the “FY2016 Annual Incentive Plan”). The FY 2016 Annual Incentive Plan is intended to reward certain full time employees who were selected by the compensation committee for participation in the plan for their performance in meeting corporate goals. Darren Jensen, our CEO, and Robert Urban, our Chief Operating Officer, Mark Jaggi, our Chief Financial Officer and Michelle Oborn-Virchow, our Senior Vice President of Human Resources are each eligible to participate under the FY 2016 Annual Incentive Plan based on achievement of specified performance goals. In addition, Justin Rose, our Chief Sales Officer, participated during fiscal 2016 in a sales incentive plan.
FY2016 Annual Incentive Plan
Under the terms of the FY2016 Annual Incentive Plan, our CEO and our other eligible NEOs were eligible to receive bonuses if we met certain corporate goals. The corporate goals relate to our revenue and our earnings per share. The amount of any bonuses payable with respect to the achievement of corporate goals will vary depending upon the percent of the respective goals that are achieved. The target bonus opportunity for our CEO for fiscal 2016 was 82% of his base salary, or $451,000, and his maximum potential bonus amount was 150% of his base salary, or $825,000. However, because Mr. Jensen received a signing bonus of $451,000 in connection with his appointment to CEO in 2015, his bonus potential for fiscal 2016 is required to be reduced by the amount of the signing bonus. As a result, he was eligible to receive a bonus under the FY2016 Annual Incentive Plan only if performance under the FY2016 Annual Incentive Plan exceeded the relevant “Target” performance objectives and, in such case, he would be eligible to receive only the portion of his bonus that exceeded $451,000. The target bonus amount for Robert Urban for fiscal 2016 was 50% of his base salary, or $185,000, and his maximum bonus amount was 62.5% of his base salary, or $231,250. The target bonus amount for each of the other NEOs ranges from 35% to 50% of the officer’s base salary and the maximum bonus amounts range from 52.5% to 75% of base salary.
For fiscal 2016, both an adjusted diluted earnings per share target (“Adjusted EPS”), comprising 70% of target, and a revenue target, comprising of 30% of target, applied to awards under our FY 2016 Annual Incentive Plan.  The applicable revenue target was $195 million and the applicable Adjusted EPS target was $0.49 per share. The Adjusted EPS target, which was a metric developed solely for use under this plan, was adjusted at the discretion of the Compensation Committee to exclude several one-time extraordinary expenses incurred during the fiscal year.  As a result, actual achievement of the Adjusted EPS target for fiscal 2016 was $0.60, or 51.4% of target, and we achieved $206.5 million revenue for the fiscal year, or 81.5% of target.  Accordingly, the combined achievement (as a percentage of target) and the payout level under the FY2016 Annual Incentive Plan was 60.46%.   At that achievement level, Mr. Jensen was not entitled to receive any Annual Incentive Plan bonus payment for fiscal 2016, and our other NEOs participating in this plan were entitled to receive the following amounts:  Mr. Jaggi, $90,060; Ms. Oborn-Virchow, $45,889; and Mr. Urban, $111,851.  However, none of our NEOs participating in the FY2016 Annual Incentive Plan will receive his or her fiscal 2016 bonus as a consequence of the disruption to our business of the independent investigation conducted by the audit committee after the end of fiscal 2016. Mr. Rose does not participate in this plan.
2016 Sales Incentive Plan
During fiscal 2016, Mr. Rose participated in our sales incentive plan. Under this plan, Mr. Rose is entitled to earn a cash bonus, paid quarterly, on the basis of revenues, distributor enrollment and distributor retention rate achieved during the fiscal year. Mr. Rose was paid $83,338 for the first three quarters of fiscal 2016 and, based upon our actual revenues, he was entitled to a bonus payment of $14,171 for the fourth quarter under this plan. However, as a consequence of the disruption to our business of the investigation conducted by the audit committee after the end of fiscal 2016, he will not receive payment of his forth quarter fiscal 2016 sales bonus.
Fiscal Year 2017 Annual Incentive Plan
In May 2016, upon the recommendation of our compensation committee, our board of directors adopted an annual incentive plan for fiscal 2017 (the “FY2017 Annual Incentive Plan”). Our NEOs who remain current employees of the Company are eligible to participate in the FY2017 Annual Incentive Plan, with their target bonus opportunity remaining the same as under the FY2016 Annual Incentive Plan. Our NEOs will receive bonuses under our FY2017 Annual Incentive Plan if we meet certain corporate goals related to revenue and our earnings per share. Mr. Rose will also participate in our FY2017 Annual Incentive Plan and will not participate in our sales incentive plan.
Long-Term Incentive Plan
The third material component of our NEOs' compensation includes awards granted under our 2010 Long Term Incentive Plan, or 2010 LTIP. Historically, we have not granted long-term incentive awards as compensation for past performance, and instead believe that long-term incentive awards should:

•	align NEO's incentives directly with shareholder value;

•	encourage performance that increases long-term shareholder return;

•	serve as a retention tool; and

•	give NEOs a meaningful equity stake in our business.
The awards granted under our 2010 LTIP to our NEOs historically have consisted of stock options or restricted stock awards, in each case subject to time-based vesting. We have not granted stock options to NEOs since 2012. In January 2015, our board of directors began granting performance-based restricted stock units (“PRSUs”) to our NEOs under the 2010 LTIP which include equally weighted absolute and relative total shareholder return (“TSR”) targets over three consecutive calendar-year (2015-2017) periods, as described below. In determining the number of PRSUs to award to our NEOs, the compensation committee and our board of directors takes into account our compensation philosophy that the overall compensation of our NEOs should be set within a range of plus or minus 20% of the 50th percentile of the overall compensation of persons in reasonably similar positions at companies in our peer group. The compensation committee approves all 2010 LTIP awards to our employees, except for 2010 LTIP awards to our executive officers, including our NEOs. 2010 LTIP awards to our executive officers, including our NEOs, are made by our board of directors after considering recommendations made by the compensation committee.
2015 PRSUs
For the absolute TSR objective that applied to our PRSUs granted in January 2015 (“2015 PRSUs”), target-level performance could be achieved if we maintained our stock price through the end of the calendar year 2015 performance period.  A 150% increase in our stock price over the year would result in payment of that half of the bonus at the 200% level and a 10% decrease in our stock price would result in payment at the 50% level, with zero paid if our stock price decreased by more than 10% and straight line interpolation used to determine the over- and under-achievement percentage.  For the relative TSR objective, target-level performance could be achieved if our stock performance during the 2015 calendar year equaled the TSR achieved by the Vanguard Russell 2000 exchange traded fund.    If our stock price outperformed the index fund by 125% or more for the year, that half of the bonus would pay out at the 200% level and if our stock price underperformed the index fund by 25%, that half of the bonus would pay out at the 50% level, with zero paid if our stock underperformed the index fund by more than 25% and straight line interpolation used to determine the over- and under-achievement percentage.  Actual achievement was 29.5% for the absolute TSR portion of the bonus and 48.89% for the relative TSR portion, resulting in a combined achievement level under the 2015 PRSUs for the one-third of the award that vested based upon the calendar year 2015 performance period of 78.39%.  See the “Options Exercised and Stock Vested” table below for details regarding the number of shares Mr. Urban and Ms. Oborn-Virchow received with respect to their 2015 PRSUs for the 2015 performance period.
2016 PRSUs
In January 2016, our board of directors granted additional PRSUs (the "2016 PRSUs") to our NEOs and certain other officers who continued to serve in such position at that time. As originally granted, the FY 2016 PRSUs were substantially similar to the 2015 PRSUs in that the underlying shares can be earned upon achievement of the applicable TSR-related objectives, with one-third of the PRSUs eligible to vest in each of calendar years 2016, 2017 and 2018; however, the 2016 PRSUs were amended in March 2016 (with a deemed cancellation of the original grant and a new grant, for the same number of PRSUs) so that the FY 2016 PRSUs are now subject to one three-year performance period ending at the end of the 2018 calendar year. The compensation committee considered this amendment to the original terms of the 2016 PRSUs appropriate in order to better reflect our long-term performance achievements and more closely align our long-term compensation awards with the long-term interest of our shareholders.
Additional details regarding the 2016 PRSUs granted to our NEOs in fiscal 2016 are detailed in the “Grants of Plan-Based Awards” table below.

2016 Restricted Stock Awards
In addition, in the first quarter of fiscal 2016, our board of directors approved the grant of restricted stock awards to each of Messrs. Jaggi and Rose effective upon the start dates of their employment with us. These awards vest based upon the holder’s continuing service, with one-third of the award vesting on each of the first three anniversaries of their respective employment start dates. These awards are detailed in the “Grants of Plan-Based Awards” table below.
Fiscal 2017 Equity Awards
As of the date of this Form 10-K, the only awards granted to any of NEOs during fiscal 2017 are the product line awards granted to Mr. Jensen in September 2016, as detailed below under “PART III, OTHER MATTERS - Darren Jensen Compensation Arrangements.”
Other Components
As a general matter, subject only to limited exceptions, we do not provide perquisites or benefits to our NEOs on a basis that is different from other eligible employees, and such perquisites or benefits represent only a minor portion of the total compensation of the NEOs. We maintain health, dental, long term and short term disability, and vision insurance plans for the benefit of all eligible employees, including our NEOs. We pay for basic coverage under each of these benefit plans and any premium in excess of the basic coverage is paid by the employee. We also provide wealth accumulation benefits to eligible employees, including our NEOs, in the form of a 401(k) savings plan. These benefit programs are offered on the same basis to all employees, including our NEOs.
PART III. OTHER MATTERS
Employment Agreements
We currently have employment agreements with each of Messrs. Jensen and Urban. Messrs. Jaggi and Rose and Ms. Oborn-Virchow are entitled to certain severance benefits under key executive benefits package contracts which are described below in “Severance or Change-in-Control Agreements.” Below is a summary of the material terms of the employment agreements we have in place with each of Messrs. Jensen and Urban. During fiscal 2016, no changes were made to any of these agreements with our NEOs.
Darren Jensen Compensation Arrangements
On April 26, 2015, we entered into an employment agreement with Mr. Jensen pursuant to which he was appointed as our President and Chief Executive Officer effective May 18, 2015. Mr. Jensen’s employment agreement will expire on the 90th day following the close of the first fiscal year in which our net revenue exceeds $500 million, unless earlier terminated in accordance with the terms of the employment agreement or extended by mutual agreement of the parties. Our board of directors approved after the end of fiscal 2016 an amendment to Mr. Jensen’s employment agreement, the material provisions of which amendment are described under “Amendment to Mr. Jensen’s Employment Agreement” below.
Base Salary. Pursuant to Mr. Jensen’s employment agreement, we agreed to pay Mr. Jensen an initial annual base salary of $550,000. Mr. Jensen's salary remained the same for fiscal 2016.
Bonus Awards; Annual Incentives. Mr. Jensen’s target bonus percentage was set at 82% of his annual base salary, with a maximum bonus percentage of 150% of his annual base salary. Mr. Jensen’s annual incentive arrangements for fiscal 2016, as set forth in his employment agreement, are as described above in “Annual Incentive Plan.” In addition, under his original employment agreement, Mr. Jensen was entitled to earn for each fiscal year beginning with fiscal 2016 and ending at the end of the fiscal year during which we first achieve annual revenue of at least $500 million, the following additional cash bonus amounts:

•
An annual incentive payment for incremental annual revenue from sales of Protandim over prior year revenue for such product in an amount equal to 3% of the positive difference between total net revenue from sales of Protandim for the most recently completed fiscal year relative to the prior fiscal year; and

•
An annual incentive payment for incremental annual revenue from sales of TrueScience Skin Care Regimen products over prior year revenue for such products in an amount equal to 2% of the positive difference between total net revenue from sales of TrueScience Skin Care Regimen for the most recently completed fiscal year relative to the prior fiscal year.

In addition to the above two bonus awards, in September 2016 our compensation committee approved the grant of a third product line-based bonus award to Mr. Jensen. Under this new award, Mr. Jensen is eligible to earn an incentive payment for incremental revenue from sales of PhysIQ for the period that begins on December 1, 2016 and ends on June 30, 2017 over revenue for that product line earned during the period that began on December 1, 2015 and ended on June 30, 2016 in an amount equal to 2% of the positive difference between total net revenue from sales of this product line for the applicable fiscal year 2017 period relative to the prior-year applicable period.
Under each of the three above product line-based awards, if our overall gross profit margin for a completed fiscal year falls below the overall gross profit margin for the prior year, then the annual incentive payments described above relating to such year shall be reduced by twenty-five percent (25%) for each ten percent (10%) reduction in overall gross profit margin (with straight line interpolation applied to any decline in overall gross margin of other than ten percent (10%)).
For fiscal 2016, based upon sales of each product line, Mr. Jensen earned $98,600 with respect to the Nrf2 component of the Protandim product line award and was not entitled to any amount under the TrueScience product line award. For fiscal 2016, Mr. Jensen voluntarily waived payment of the Nrf1 component of the Protandim product line award in the amount of $95,882 as a consequence of the disruption to our business of the independent review conducted by the audit committee after the end of fiscal 2016.
Under the terms of his original employment agreement, Mr. Jensen was also eligible to earn through the end of the fiscal year during which the Company first achieves annual revenue of at least $500 million the following additional amounts:

•	a one-time cash bonus of $300,000 when our annual net revenue exceeds $300 million;

•	a one-time cash bonus of $400,000 when our annual net revenue exceeds $400 million; and

•	a one-time cash bonus of $500,000 when our annual net revenue exceeds $500 million (each of $300 million, $400 million and $500 million, a “Revenue Milestone”).
If two (or more) annual Revenue Milestones are first achieved during a single fiscal year, Mr. Jensen will be paid the sum of the bonus amounts that relate to each Revenue Milestone achieved during such year. If, following achievement of a Revenue Milestone, our annual revenue for a subsequent fiscal year is less than the previously achieved Revenue Milestone, the next Revenue Milestone is voided and no bonus will be paid for achievement of such next Revenue Milestone.
Equity Awards. On May 18, 2015, Mr. Jensen was granted a restricted stock award under the 2010 LTIP for 142,858 shares of our common stock. The restricted stock award will vest in full on the third anniversary of his employment start date, subject to his continued employment through such date. Pursuant to the terms of his employment agreement and as described above in “Long-Term Incentive Plan,” Mr. Jensen also received a grant of PRSUs under the 2010 LTIP in January 2016.
Reimbursement of Expenses. Pursuant to the employment agreement, we agreed to pay Mr. Jensen’s expenses to relocate his household and family from the Orlando, Florida area to the Salt Lake City, Utah area. Additionally, while the employment agreement remains in effect, we will also pay up to $20,000 annually to cover costs incurred by Mr. Jensen for professional assistance with respect to personal financial and tax planning and compliance.
Severance. Mr. Jensen's employment with us is at-will and either he or we can terminate his employment at any time and for any reason or for no reason. If we terminate Mr. Jensen's employment without “cause” or if he resigns for “good reason,” which includes customary triggers, he will be asked to execute and deliver to us a separation agreement that will provide, among other things, a release of all claims against us and a covenant not to sue us. So long as Mr. Jensen executes and does not revoke the separation agreement, and he remains in full compliance with its terms, then in addition to the Accrued Pay, he will be entitled to payments equal in the aggregate to six (6) months of his then annualized base salary. The salary continuation payments referred to in the preceding sentence will be paid in substantially equal monthly installments over a 12 month period following the date of termination of employment.
Change in Control. If, within 12 months after the occurrence of an event constituting a change in control, Mr. Jensen's employment terminates without cause or if Mr. Jensen resigns for good reason, then we will pay him severance payments equal to 12 months of his annual base salary, paid as described in the paragraph above, and unless otherwise provided in the applicable option agreement or award agreement, all restricted stock awards and other equity-based awards granted to Mr. Jensen will be entitled to receive full service-based vesting credit and deemed attainment at target of all performance-based vesting milestones as of the date of the change in control, the performance period with respect to all PRSUs shall be deemed to have ended as of the date of the change in control, and the performance over such shortened performance period shall be measured as of such date.
Amendment to Mr. Jensen’s Employment Agreement. Our board of directors and compensation committee approved the amendment and restatement of Mr. Jensen’s employment agreement on December 6, 2016. Under this amendment, among other changes, Mr. Jensen waived his rights to the forms of cash incentive awards provided for in the original agreement and the Company replaced these awards with three product-line annual incentive awards substantially similar to the three product-line annual incentive awards described above, and a Revenue Milestone award, also substantially similar to the one described above. Each of these four new cash incentive awards are effective beginning in fiscal year 2018 and will continue in effect until the end of the fiscal year during which the Company first achieves annual revenue of at least $500 million.

Robert M. Urban Compensation Arrangements
On May 23, 2012, we entered into an employment agreement with Mr. Urban pursuant to which he was appointed our Chief Operating Officer effective May 29, 2012.
Base Salary. Pursuant to Mr. Urban's employment agreement, we agreed to pay him an annual base salary of $345,000. Our board of directors, based on the recommendation of the compensation committee and our CEO, approved an increase to Mr. Urban's annual base salary from $345,000 to $370,000 effective July 1, 2013. Mr. Urban’s salary remained at that same level through fiscal 2016.
Annual Incentives. Mr. Urban is eligible for an annual cash performance incentive bonus based on the achievement of performance objectives that were determined by our CEO. See “PART II. COMPENSATION COMPONENTS-Annual Incentive Plan.”
Severance. Mr. Urban's employment with us is at-will and either he or we can terminate his employment at any time and for any reason or for no reason. If we terminate Mr. Urban's employment without “cause,” he will be asked to execute and deliver to us a separation agreement that will provide, among other things, a release of all claims against us and a covenant not to sue us. So long as Mr. Urban executes and does not revoke the separation agreement, and he remains in full compliance with its terms, then he will be entitled to payments equal in the aggregate to his then annualized base salary. The salary continuation payments referred to in the preceding sentence will be paid in substantially equal monthly installments over the 12 month period following the date of termination of employment.
Change in Control. If, within 12 months after the occurrence of an event constituting a change in control, Mr. Urban's employment terminates for any reason other than for cause, disability, death, presumed death or voluntary termination without “good reason,” or if Mr. Urban resigns for good reason, then we will pay him the payments and benefits described in the paragraph above as if his employment was terminated without cause, and unless otherwise provided in the applicable option agreement or award agreement, all stock options and other stock-based awards granted to Mr. Urban will immediately accelerate and become exercisable or non-forfeitable as of the date of the change in control, and he will be entitled to any other rights and benefits with respect to stock-related awards, to the extent and upon the terms provided in the stock option or incentive plan or any agreement or other instrument under which such options or awards were granted.
Severance or Change-in-Control Agreements
Messrs. Jensen and Urban are eligible to receive contractually-provided severance and change-in-control benefits under the terms of their respective employment agreements. Additionally, Messrs. Jaggi and Rose and Ms. Oborn-Virchow are eligible to receive severance benefits pursuant to the terms of their key executive benefit package agreements.
The key executive benefit package agreements with Messrs. Jaggi and Rose and Ms. Oborn-Virchow provide that their employment with us is at-will and either the NEO or the Company can terminate the NEO’s employment at any time and for any reason or for no reason, in each case subject to the terms and provisions of the key executive benefit package agreement. These agreements provided that, if we terminate their employment without cause, the NEO will be asked to execute and deliver to us a separation agreement that will provide, among other things, a release of all claims against us and a covenant not to sue us. So long as the NEO executes and does not revoke the separation agreement, and remains in full compliance with its terms, he or she will be entitled to payments equal in the aggregate to six months of his then annualized base salary, in the case of Messrs. Jaggi and Rose, and 12 months of her then annualized base salary in the case of Ms. Oborn-Virchow. These severance payments will be paid in substantially equal monthly installments over the six month period or 12 month period, as applicable, following the date of termination of employment.
The contractually-provided severance benefits under the terms of their respective employment agreements and key benefit package agreements are intended to provide compensation to the applicable NEO while he or she searches for new employment after his or her employment with us is terminated without cause or for good reason. We believe that providing severance protection for these NEOs upon their termination of employment under these circumstances is necessary in the competitive marketplace for talented executives. We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable. The agreements governing the 2010 LTIP awards granted to our NEOs also generally provide for some or all of the unvested shares underlying equity awards granted thereunder to vest immediately when certain events occur, including a change in control, described below under “SUMMARY COMPENSATION TABLE-2010 Long Term Incentive Plan.” For further details of the potential amounts that a NEO may receive in connection with a change-in-control transaction see the “Potential Payments Upon Termination or Change-in-Control” table.
Equity Ownership Policy
Our equity ownership policy, which we adopted in June 2013, requires certain of our executive officers, including our NEOs, to own a minimum number of shares of our common stock. Our equity ownership policy requires (i) our Chief Executive Officer to hold a number of shares of our common stock having a value equal to or greater than six times his annual base salary, (ii) each of our officers who has been designated by our board of directors as an “officer” within the meaning of Rule 16a-1 of the Securities Exchange Act of 1934, to hold a number of shares of our common stock having a value equal to or greater than three times his or her annual base salary, and (iii) any other executive officer designated by our CEO to be subject to the equity ownership policy to hold a number of shares of our common stock having a value equal to or greater than two times his or her annual base salary. Such ownership targets will be measured each year on the date of our board of directors meeting held on the date of, or next following the date of, our annual meeting of shareholders. Each employee subject to our equity ownership policy has five years from the time he or she becomes subject to the equity ownership policy to meet his or her required level of equity ownership. Until such time as each employee subject to our equity ownership policy obtains the ownership targets, such employee is required to retain direct ownership of at least fifty percent of the shares of our common stock he or she receives as a result of the exercise, vesting or payment of equity awards. If an employee subject to our equity ownership policy does not achieve his or her ownership target as of the end of his or her buy-in period, then he or she is required to retain direct ownership of all of the shares of our common stock he or she receives as a result of the exercise, vesting or payment of equity awards until his or her ownership target is achieved. The compensation committee has full power and authority to administer and interpret our equity ownership policy and may grant exceptions based on economic hardship or other showing of good cause.
Tax and Accounting Considerations
In fiscal 2016, while the compensation committee generally considered the financial accounting and tax implications of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our NEOs during such fiscal year.
SUMMARY COMPENSATION TABLE
The following table sets forth the compensation of our NEOs for the fiscal years ended June 30, 2016, 2015 and 2014. However, information for fiscal 2015 and fiscal 2014 is not provided if a NEO first became a NEO for fiscal 2016 and information for fiscal 2014 is not provided if a NEO first became a NEO for fiscal 2015. The primary components of each NEO's compensation are also described in our “Compensation Discussion and Analysis,” above.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Non-equity Plan Compensation		All Other Compensation ($)		Total ($)
Darren J. Jensen, President	2016	550,000		—		2,031,840	(3)	—		20,988	(4)	2,602,828
and Chief Executive Officer (2)	2015	68,750		451,000	(5)	630,000		—		2,414		1,152,164
Mark Jaggi, Chief Financial Officer (6)	2016	294,688	(8)	—		695,961	(7)	—				990,649
Robert M. Urban, Chief	2016	370,000		—		610,880	(9)	—		26,514	(10)	1,007,394
Operating Officer	2015	370,000		—		308,000		—		—		678,000
	2014	370,000		—		—		—		—		370,000
Justin Rose, Chief Sales Officer (11)	2016	323,436	(12)			676,281	(13)	83,338	(14)	10,325	(15)	1,010,042
Michelle Oborn-Virchow, Senior Vice	2016	234,667	(16)	—		385,120	(17)	—		7,425	(18)	627,212
President of Human Resources(16)								—
David S. Colbert, former Chief	2016	3,750		—				—		325,000	(20)	328,750
Financial Officer (19)	2015	325,000		—		308,000		—		—		633,000
	2014	325,000		—		—		—		—		325,000

(1)
The amounts in this column represent the aggregate grant date fair value of stock awards granted to the NEO in the applicable fiscal year under our 2010 LTIP and computed in accordance with FASB ASC Topic 718. See Note 8 of the notes to our consolidated financial statements.

Each NEO other than Mr. Colbert was granted performance-based RSUs (“PRSUs”) on January 4, 2016, the vesting of which is tied to the Company’s total stockholder return (“TSR”) during each of three consecutive annual performance periods. These PRSUs were subsequently amended on March 28, 2016, resulting, for accounting purposes, in the deemed cancellation of the original PRSUs and grant of replacement PRSUs, the vesting of which is tied to the Company’s TSR during a three-year performance period commencing on January 1, 2016 and ending on December 31, 2018. The PRSUs granted to our NEOs in fiscal 2016 are described in greater detail in “Compensation Discussion and Analysis - Part II - Compensation Components - Long-Term Incentive Plan” above. In accordance with SEC rules, the grant date fair value reflected in the above table of an equity award that is subject to performance conditions is based on the probable outcome of the performance condition. Below in the footnotes related to each individual’s equity award we specify the grant date value assuming maximum achievement of the PRSUs.

(2)	Mr. Jensen was hired as our President and CEO in May 2015.

(3)
Consists of $1,731,960, the grant date fair value of the PRSUs granted to Mr. Jensen on January 4, 2016, and $299,880, which represents the aggregate incremental fair value calculated in accordance with FASB ASC Topic 718 in connection with the modification of Mr. Jensen’s PRSUs on March 28, 2016. Assuming the highest level of performance conditions will be achieved, the value PRSUs awarded would be $2,873,340.

(4)
Reflects relocation expenses paid by the Company in the amount of $8,012, reimbursements for travel, including airfare, in the amount of $10,528, $2,063 in 401(k) matching contributions and $385 for a holiday cash gift.

(5)	Reflects a signing bonus paid to Mr. Jensen in connection with the commencement of his employment.

(6)	Mr. Jaggi was hired as our Chief Financial Officer on August 24, 2015.

(7)
Consists of $85,081, the grant date fair value of shares of restricted stock awarded to Mr. Jaggi in connection with this commencement of employment, $520,720, the grant date fair value of the PRSUs granted to Mr. Jaggi on January 4, 2016, and $90,160, which represents the aggregate incremental fair value calculated in accordance with FASB ASC Topic 718 in connection with the modification of Mr. Jaggi’s PRSUs on March 28, 2016. Assuming the highest level of performance conditions will be achieved, the value PRSUs awarded would be $863,880.

(8)
Consists of $10,313 paid to Mr Jaggi for consulting services prior to his employment with the Company and $284,375 paid to Mr. Jaggi during the fiscal year for his salary. His annualized salary during the fiscal year was $325,000.

(9)
Consists of $520,720, the grant date fair value of the PRSUs granted to Mr. Urban on January 4, 2016, and $90,160, which represents the aggregate incremental fair value calculated in accordance with FASB ASC Topic 718 in connection with the modification of Mr. Urban’s PRSUs on March 28, 2016. Assuming the highest level of performance conditions will be achieved, the value PRSUs awarded would be $863,880.

(10)	Reflects $15,029 Mr. Urban received in reimbursements for travel, including airfare, $11,100 in 401(k) matching contributions and $385 for a holiday cash gift.

(11)	Mr. Rose was hired as our Chief Sales Officer on July 21, 2015.

(12)	Mr. Rose's annualized salary during the fiscal year was $340,000.

(13)
Consists of $65,401, the grant date fair value of shares of restricted stock awarded to Mr. Rose in connection with this commencement of employment, $520,720, the grant date fair value of the PRSUs granted to Mr. Rose on January 4, 2016, and $90,160, which represents the aggregate incremental fair value calculated in accordance with FASB ASC Topic 718 in connection with the modification of Mr. Rose’s PRSUs on March 28, 2016. Assuming the highest level of performance conditions will be achieved, the value PRSUs awarded would be $863,880.

(14)
During fiscal 2016, Mr. Rose participated in the Company’s sales incentive plan, which provides for bonuses to eligible employees in our sales function based upon revenue earned and other sales metrics measured during the applicable period. This plan pays on a quarterly basis. The amount in the table reflects the total bonus paid to Mr. Rose with respect to fiscal 2016 under our sales incentive plan and does not include $14,171 related to the fourth quarter bonus that was not paid as a result of the independent review conducted by our audit committee. Further details relating to Mr. Rose’s sales incentive plan bonus are provided in “Compensation Discussion and Analysis - PART II: COMPENSATION COMPONENTS - Annual Incentive Plan.”

(15)	Reflects relocation expenses paid by the Company in the amount of $8,170 and reimbursements for travel, including airfare, in the amount of $1,770 and $385 for a holiday cash gift.

(16)	Ms. Oborn-Virchow was promoted to Senior Vice President, Human Resources on November 30, 2015. Her annualized salary was $225,500 through March 1, 2016, when it was increased to $253,000.

(17)
Consists of $328,280, the grant date fair value of the PRSUs granted to Ms. Oborn-Virchow on January 4, 2016, and $56,840, which represents the aggregate incremental fair value calculated in accordance with FASB ASC Topic 718 in connection with the modification of Ms. Oborn-Virchow’s PRSUs on March 28, 2016. Assuming the highest level of performance conditions will be achieved, the value PRSUs awarded would be $544,620.

(18)	Reflects 401(k) matching contributions and $385 for a holiday cash gift.

(19)	Mr. Colbert’s employment with the Company was terminated effective July 3, 2015.

(20)	Represents severance payments made pursuant to Mr. Colbert's separation agreement.

Salary, Bonus and Non-Equity Incentive Plan Compensation in Proportion to Total Compensation
        The amount of salary, bonus and non-equity incentive plan compensation awarded to, earned by, or paid to our NEOs for fiscal 2016 in proportion to the total compensation reported for each NEO who remained in service with us through the end of the fiscal year ranged from 21% in the case of Mr. Jensen to 40% in the case of Mr. Rose.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth information concerning the grants of non-equity incentive and equity incentive plan awards to our NEOs in fiscal 2016. Non-equity incentive plan awards are provided under our fiscal 2016 Annual Incentive Plan, or AIP. Equity incentive awards are provided under our 2010 Long Term Incentive Plan, or 2010 LTIP. These non-equity and equity incentive plan awards are also described in “Compensation Discussion and Analysis-Part II-Compensation Components-Annual Incentive Plan” and “Compensation Discussion and Analysis-Part II-Compensation Components-Annual Incentive Plan-Long Term Incentive Plan.” Mr. Colbert did not receive any grants of equity or non-equity incentive plan awards due to his termination of employment with the Company effective July 3, 2015.

Name	Award Type (1)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)		All Other Stock Awards: Number of Shares Or Units (#) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)
Darren Jensen	PRSU	3/28/2016		—	—	153,000	306,000		2,031,840
	AIP		90,200	453,750	825,000	—	—	—	—
Mark Jaggi	RSA	8/24/2015		—	—			17,143	170,161
	PRSU	3/28/2016				46,000	92,000	—	610,880
	AIP		9,750	162,500	243,750	—	—	—	—
Robert M. Urban	PRSU	3/28/2016		—	—	46,000	92,000		610,880
	AIP		11,100	185,000	277,500	—	—	—	—
Justin Rose	RSA	7/27/2015						17,143	130,801
	PRSU	3/28/2016		—	—	46,000	92,000	—	610,880
	SIP (6)		8,492	170,000	(6)	—	—	—	—
Michelle Oborn-Virchow	PRSU	3/25/2016				29,000	29,000	—	385,120
	AIP		5,313	88,550	132,825			—

(1)
“AIP” denotes that the award was made pursuant to our fiscal 2016 annual incentive plan. “SIP" denotes that the award was made pursuant to our fiscal 2016 sales incentive plan. “RSA” denotes an award of restricted stock that was made pursuant to our 2010 LTIP. “PRSU” denotes a performance-based restricted stock unit award that was made pursuant to our 2010 LTIP.

(2)
The annual incentive plan (AIP) is an annual incentive plan that pays a cash award for performance and is generally paid after the end of the performance year. See our “Compensation Discussion and Analysis-Part II-Compensation Components-Annual Incentive Plan” for a detailed description of annual incentive plan awards. The amounts reported in the Threshold column reflect the potential payout if the Company’s revenue and diluted adjusted earnings per share for the fiscal year was at the minimum level required to receive a cash bonus. The amounts reported in the Target column reflect the at-target potential payout if the Company’s revenue and diluted adjusted earnings per share for the fiscal year was at the goal performance level. The amounts reported in the Maximum column reflect the maximum payout possible under the plan. Amounts for each NEO are based on a percentage of the NEO’s base salary set prior to the beginning of the fiscal year.

(3)
Each NEO was granted PRSUs under the 2010 LTIP on January 4, 2016, the vesting of which was tied to the Company's TSR during each of three consecutive annual performance periods. The PRSUs were subsequently amended on March 28, 2016, resulting in the deemed cancellation of the original PRSUs and grant of replacement PRSUs, the vesting of which is tied to the Company’s TSR during a three-year performance period commencing on January 1, 2016 and ending on December 31, 2018. We have included the sum of the grant date value of each individual’s PRSU plus the additional incremental value measured on the modification date in the above table. The fair value amounts for each of the January 4, 2016 original grant date and the March 28, 2016 modification date for each NEO are set forth below in the footnotes detailing their respective awards. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund. The number of PRSUs eligible to vest is 0% to 200% of the target. The number of PRSUs shown in the target column represents the number of PRSUs that will vest if achievement is at 100% for each of the three performance periods, and the maximum reflects achievement at 200%. No threshold is applicable to the PRSUs.

(4)
Messrs. Jaggi and Rose were granted restricted stock under our 2010 LTIP. These awards vest over three years in equal installments based on continued employment with the Company on each such date. See our “Compensation Discussion and Analysis -Part II-Compensation Components-Annual Incentive Plan-Long Term Incentive Plan” above and also the Outstanding Equity Awards table below for a description of restricted stock awards under our 2010 LTIP.

(5)
We calculate the grant date fair value of each award in accordance with FASB ASC Topic 718 and as described in Footnote 1 to the “Summary Compensation Table,” above. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition.

(6)
Mr. Rose participated during the year in our 2016 sales incentive plan. The sales incentive plan does not provide for maximum amount that may be paid on annual basis for awards. See our “Compensation Discussion and Analysis-Part II-2016 Sales Incentive Plan” for a detailed description of his 2016 bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information concerning each unexercised option and all restricted stock and performance-based restricted stock units (“PRSUs”) held by our NEOs as of June 30, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Darren Jensen	—	—	—		142,858	(3)	1,942,868	—		—
								153,000	(4)	2,080,800
Mark Jaggi	—	—			17,143	(5)
								46,000	(4)	625,600
Robert M. Urban	21,429	22.33	5/29/2022	(6)	—		—	—		—
	—	—	—		9,143	(7)	124,345	—		—
	—	—	—		—		—	19,048	(8)	259,053
	—	—	—		—		—	46,000	(4)	625,600
Justin Rose	—	—	—		17,143	(9)	233,145
	—							46,000	(4)	625,600
Michelle Oborn-Virchow	1,715	4.90	3/27/2019	(10)
	1,643	9.80	1/25/2022	(11)
					1,190	(12)	16,184
					2,214	(13)	30,110
								19,048	(8)	259,053
								29,000	(4)	394,400

(1)
Computed in accordance with SEC rules as the number of unvested RSAs multiplied by the closing market price of our common stock at the end of the 2016 fiscal year, which was $13.60 on June 30, 2016 (the last business day of the 2016 fiscal year). The actual value (if any) to be realized by the NEO depends on whether the shares vest and the future performance of our common stock.

(2)
Computed in accordance with SEC rules as the number of unvested PRSUs multiplied by the closing market price of our common stock at the end of the 2016 fiscal year, which was $13.60 on June 30, 2016 (the last business day of the

2016 fiscal year). The actual value (if any) to be realized by the NEO depends on whether the performance milestones related thereto are achieved and the future performance of our common stock.

(3)
These shares of restricted stock were granted on May 18, 2015 and vest in full on the third anniversary of Mr. Jensen’s commencement of employment with the Company, assuming continuous employment with the Company through such date.

(4)	See Footnote 3 accompanying the Summary Compensation Table above for details regarding the 2016 PRSUs.

(5)
These shares of restricted stock were granted on August 24, 2015 and vest in three equal annual installments beginning on August 24, 2016 assuming Mr. Jaggi's continuous employment with the Company through each such date.

(6)
This option was granted on May 29, 2012. One-fourth of the shares subject to this option vested on May 29, 2013, and the remaining shares vested in 36 equal monthly installments on the 29th day of each month thereafter.

(7)
These shares of restricted stock were part of a restricted stock grant that was granted on June 24, 2013 and vested in four equal annual installments beginning on June 24, 2014 assuming continuous employment with the Company through each such date. Mr. Urban has 9,143 restricted shares remaining from the original grant that will vest on June 24, 2017 from this award.

(8)
These PRSUs were granted to Mr. Urban and Ms. Oborn-Virchow on January 2, 2015 under the 2010 LTIP. Vesting for the PRSUs is subject to continued service and the Company’s TSR, with one-third of the PRSUs eligible to vest for each of calendar years 2015, 2016 and 2017. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund. The number of PRSUs eligible to vest in any performance period is 0% to 200% of the target for such calendar year. The number of PRSUs in the table reflects performance at the 100% target level of 9,524 PRSUs per year. Additional details regarding the vesting of the portion of these awards that related to calendar 2015 performance are provided in Footnote 2 to the Options Exercised and Stock Vested table below and in the Compensation Discussion and Analysis - PART II: COMPENSATION COMPONENTS - Long Term Incentive Plan.

(9)
These shares of restricted stock were granted on July 27, 2015 and vest in three equal annual installments beginning on July 27, 2016 assuming continuous employment with the Company through each such date.

(10)	This option was granted on March 27, 2009. All of the shares subject to this option vested on March 27, 2010.

(11)
This option was granted on January 25, 2012. One-fourth of the shares subject to this option vested on January 25, 2013, and the remaining shares vest in 36 equal monthly installments on the 25th day of each month assuming continuous employment with the Company.

(12)
These shares of restricted stock were part of a restricted stock grant that was granted on January 23, 2013 and vested in four equal annual installments beginning on January 23, 2014 assuming continuous employment with the Company through each such date. Ms. Oborn-Virchow has 1,190 restricted shares remaining from the original grant that will vest on January 23, 2017 from this award.

(13)
These shares of restricted stock were part of a restricted stock grant that was granted on June 24, 2013 and vested in four equal annual installments beginning on June 24, 2014 assuming continuous employment with the Company through each such date. Ms. Oborn-Virchow has 2,214 restricted shares remaining from the original grant that will vest on June 24, 2017 from this award.

2010 Long Term Incentive Plan
In 2010, we adopted our 2010 Long Term Incentive Plan, or 2010 LTIP, which was approved by our shareholders in November 2010. The 2010 LTIP replaced the 2007 Long Term Incentive Plan for all equity-based awards granted to our NEOs and other employees. In September 2011, our board of directors approved an amendment to the 2010 LTIP to increase the number of shares of our common stock that are available for issuance under the 2010 LTIP by 485,715 to 985,715. Our shareholders approved that amendment in January 2012.
In August 2014, our board of directors approved an amendment to the 2010 LTIP to increase the number of shares of our common stock that are available for issuance under the 2010 LTIP by 514,286 to 1,500,001, which was approved by our shareholders in November 2014. Unless terminated earlier, our 2010 LTIP will terminate on September 26, 2020

A maximum of 1,500,001 shares of common stock could be issued under the 2010 LTIP in connection with the grant of awards. Awards have been granted pursuant to the 2010 LTIP and are outstanding to various employees, officers and directors, at prices between $4.41 and $24.71 per share with respect to options to purchase common stock, vesting over one- to four-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 LTIP upon expiration of the award. As of June 30, 2016, there were awards outstanding, net of awards expired, for the purchase in aggregate of 817,623 shares of our common stock. As of June 30, 2016, there were 371,217 shares available for issuance under the 2010 LTIP.
2007 Long Term Incentive Plan
We previously adopted and our shareholders approved the 2007 Long Term Incentive Plan, or the 2007 LTIP, effective November 21, 2006. A maximum of 1,428,572 shares of common stock could be issued under the 2007 LTIP in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 LTIP and are outstanding to various employees, officers, directors, members of our scientific advisory board and independent distributors at prices between $1.47 and $10.50 per share with respect to options to purchase common stock, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 LTIP upon expiration of the award. As of June 30, 2016, there were awards outstanding, net of awards expired, for the purchase in aggregate of 258,444 shares of our common stock. As of June 30, 2016, there were 4,566 shares available for issuance under the 2007 LTIP. This plan expires on November 21, 2016.
OPTION EXERCISES AND STOCK VESTED
The following table sets forth information concerning the common shares acquired by each of our NEOs upon the vesting of restricted stock awards during the fiscal year ended June 30, 2016. None of our NEOs exercised any stock options during the fiscal year ended June 30, 2016.

	Stock Awards		Performance Shares (PRSUs)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Darren Jensen	—	—	—	—
Mark Jaggi	—	—	—	—
Robert M. Urban	17,127	198,767	7,466 (2)	71,076
Justin Rose	—	—	—	—
Michelle Oborn-Virchow	10,872	109,997	7,466 (2)	71,076

(1)	Value realized upon vesting of stock awards was determined by multiplying the number of shares of restricted stock that vested by the fair market value of our common stock on the vesting date.

(2)
These PRSUs were granted to Mr. Urban and Ms. Oborn-Virchow on January 2, 2015 under the 2010 LTIP. Vesting for the PRSUs is subject to continued service and the Company’s TSR, with one-third of the PRSUs eligible to vest for each of calendar years 2015, 2016 and 2017. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund. The number of PRSUs eligible to vest in any performance period is 0% to 200% of the target for such calendar year. The number of PRSUs in the table reflects the number of shares issued to each of Mr. Urban and Ms. Oborn-Virchow as a result of performance achievement for calendar year 2015 at the 78.39% achievement level. Details regarding calendar year 2015 performance are included in the “Compensation Discussion and Analysis - PART II: COMPENSATION COMPONENTS - Long Term Incentive Plan.”

PENSION BENEFITS
We do not maintain any defined benefit pension plans.
NONQUALIFIED DEFERRED COMPENSATION
We do not maintain any nonqualified deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As of June 30, 2016, all of our NEOs other than Mr. Colbert were eligible to receive contractually-provided severance benefits under the terms of their respective employment agreements or key executive benefit package agreements, as applicable. Mr. Colbert would not have been entitled to benefits on June 30, 2016, as a result of his departure from the Company prior to such date. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.
Upon retirement or separation from service for reasons that do not trigger the contractually-provided severance benefits under the terms of their respective employment agreements or key executive benefit package agreements, as applicable, NEOs are entitled to certain accrued benefits and payments generally afforded other employees.
The table below provides estimates for compensation payable to each of our NEOs under hypothetical termination of employment and change in control scenarios under our compensatory arrangements other than nondiscriminatory arrangements generally available to salaried employees. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.
For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions were:

•	Executive's rate of base salary as of June 30, 2016;

•	Cash out of all stock options (whose vesting is accelerated) at their then intrinsic value as of June 30, 2016;

•	Cash severance as provided under the NEO's employment agreement or key executive benefit package agreement, as applicable, in effect as of June 30, 2016;

•	Change in control occurring on June 30, 2016;

•	Termination of executive's employment occurring on June 30, 2016; and

•	A price per share of $13.60 which was the closing price of our common stock on June 30, 2016, the final trading day of fiscal 2016.
Each of the columns in the table below show the total hypothetical payment estimate upon a specified event and the amounts in the columns should not be aggregated across the table.

	Involuntary Termination ($)(1)	Involuntary Termination within 12 months after a Change in Control ($)(2)
Darren Jensen
Base salary continuation	275,000	550,000
Acceleration of vesting of equity awards	—	4,023,657
Total	275,000	4,573,657
Mark Jaggi
Base salary continuation	162,500	162,500
Acceleration of vesting of equity awards	—	625,600
Total	162,500	162,500
Robert M. Urban
Base salary continuation	370,000	370,000
Acceleration of vesting of equity awards	—	1,008,998
Total	370,000	494,345
Justin Rose
Base salary continuation	170,000	170,000
Acceleration of vesting of equity awards	—	625,600
Total	170,000	170,000
Michelle Oborn-Virchow
Base salary continuation	126,500	126,500
Acceleration of vesting of equity awards	—	653,453
Total	126,500	126,500

(1)
For purposes of this table, an involuntary termination consists of our termination of their respective employment without cause or their resignation for good reason. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.

(2)
For purposes of this table, an involuntary termination within 12 months after a change in control consists of, with respect to Messrs. Jensen and Urban, the termination of their respective employment without cause or their resignation for good reason. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The current members of the compensation committee are Messrs. Beindorff, Manovich and Metzger, with Mr. Metzger serving as chair. Our board of directors has determined that all three members of the compensation committee qualify as "independent" under NASDAQ Rules. Mr. Manovich was a member of the compensation committee during fiscal 2015 until he was appointed as our interim Executive Vice Chairman on February 2, 2015. Concurrently with his appointment, he was removed from the compensation committee. Mr. Manovich remained our interim Executive Vice Chairman through May 17, 2015, and he was reappointed to the compensation committee by our board of directors on July 28, 2015. Except for Mr. Manovich’s period of service as our interim Executive Vice Chairman, none of the members of our compensation committee have at any time been an officer or employee of ours or any of our subsidiaries. There are no interlocking relationships between any of our executive officers and compensation committee members, on the one hand, and the executive officers and compensation committee members of any other companies, on the other hand, nor have any such interlocking relationships existed in the past.
Compensation Committee Report
The following report has been submitted by the compensation committee of our board of directors:
The compensation committee has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The Compensation Committee

George E. Metzger, Chair
Michael Beindorff
David S. Manovich
The preceding “Compensation Committee Report” shall not be deemed soliciting material or filed with the SEC, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates it by reference into such filing.
DIRECTOR COMPENSATION
Fiscal 2016
Cash Compensation. Effective October 31, 2015, each non-employee director receives a monthly retainer for their service as directors as follows: $5,500 for the chairman of our board of directors and the chairs of our audit and compensation committees and $5,000 for all other non-employee directors.
Equity Compensation. As amended, and effective as of our fiscal 2016 annual meeting of shareholders, each non-employee director will receive the following annual equity awards in connection with each annual meeting of our shareholders or initial equity award upon joining our board of directors:

•
Annual Equity Awards - On the date of the next regular annual meeting of shareholders after the annual meeting of shareholders at which a continuing non-employee director is re-elected (the “Election Date”) (for example, for continuing non-employee directors re-elected at and having an Election Date of the fiscal 2016 annual meeting of shareholders, the fiscal 2017 annual meeting of shareholders), each such continuing non-employee director who continues to serve as a member of our board of directors immediately prior to the next regular annual meeting of shareholders following the Election Date will receive a fully vested stock award for a number of shares of our common stock determined as follows: $75,000 divided by the “average stock price” and rounded down to the nearest whole share, with the “average stock price” calculated by averaging the closing prices of a share of our common stock on the last trading day of the calendar month (each, a “Month End”) for each Month End occurring between the Election Date and date of the next regular annual meeting of shareholders.

•
Initial Equity Awards - On the one year anniversary of the non-employee director joining our board of directors, each new non-employee director will receive an award for that number of shares of our common stock determined as follows: $150,000 divided by the “average stock price” and rounded down to the nearest whole share, with the “average stock price” calculated by averaging the closing prices of a share of our common stock on the last trading day of the month for each of the twelve months prior to the one year anniversary of the non-employee director joining our board.

Employee Director Compensation. Our directors who are also our employees receive no additional compensation for their service on our board of directors.
The table below summarizes the compensation we paid to our non-employee directors for fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation	Total ($)
Michael A. Beindorff	60,000	75,000	—	135,000
Dave Manovich	60,000	75,000	—	135,000
Garry Mauro	69,500	75,000	—	144,500
George E. Metzger	63,500	75,000	—	138,500
Richard Okumoto	63,500	75,000	—	138,500
David Toole	30,000	—	—	30,000
(1) There were no stock awards granted to Directors during Fiscal 2016. Prior to Fiscal 2016, equity awards were granted to non-employee Directors at the annual shareholder meeting and vested upon the following annual shareholder meeting date provided the Director continued in service through that date. Effective with the Fiscal 2016 annual shareholder meeting, the equity awards to non-employee Directors will be granted after the following annual shareholder meeting as compensation for the prior year's service. As an example, a non-employee director that served from the fiscal 2016 annual shareholder meeting until the fiscal 2017 annual meeting will receive a fully vested award based on that service, granted upon the date of our fiscal 2017 annual shareholder meeting.
The table below summarizes the unexercised stock options, all of which are fully vested, held by our non-employee directors as of June 30, 2016:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Michael A. Beindorff	14,286	—	9.31
Dave Manovich	14,286		9.31
Garry Mauro	14,286	—	2.10
	17,143	—	1.47
	17,143	—	1.75
	17,143	—	5.60
	14,286	—	9.31
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our common stock as of November 30, 2016 by: (i) each director; (ii) each of our named executive officers; and (iii) all of our executive officers and directors as a group. As of November 30, 2016, other than those individuals listed on the chart below, no other individuals were known to us to own beneficially more than five percent of our common stock. The shares disclosed in this table are based upon information supplied to us by the foregoing parties and filings made by such parties with the SEC.
Except as otherwise noted, the address for each person listed below is c/o LifeVantage Corporation, 9785 South Monroe Street, Suite 300, Sandy, Utah 84070.
The percentages of beneficial ownership set forth below are based on 14,057,722 shares of our common stock issued and outstanding as of November 30, 2016.

Name of Beneficial Owner(1)	Number of Shares		Percent of Class
Principal Shareholders
Dell Loy Hansen	711,839	(2)	5.07%
595 S. Riverwoods Pkwy, Suite 400
Logan, UT 84321
Directors and Named Executive Officers
Michael A. Beindorff	44,532	(3)	*
David S. Manovich	113,651	(4)	*
Garry P. Mauro	124,998	(5)	*
George Metzger	23,929	(6)	*
Richard Okumoto	25,000	(7)	*
David Toole	—		*
Darren J. Jensen	143,458	(8)	1.02%
Robert Urban	64,834	(9)	*
Mark Jaggi	15,665	(10)	*
Justin Rose	15,294	(11)	*
Michelle Oborn-Virchow	28,091	(12)	*
All executive officers and directors (12 persons)	599,452	(13)
*Less than one percent.

(1)
The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Except as otherwise indicated in these footnotes and subject to community property laws where applicable, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. In accordance with the beneficial ownership rules of the SEC.

(2)
Based solely upon a Schedule 13D filed on July 8, 2015, by Dell Loy Hansen and Hansen Guaranty, LLC. According to the Schedule 13D, adjusted for our October 19, 2015 reverse stock split, Dell Loy Hansen has sole voting and dispositive power with respect to 191,000 shares and shared voting and dispositive power with respect to 520,839 shares. Hansen Guaranty, LLC has shared voting and dispositive power with respect to 520,839 shares.

(3)
Includes 28,857 shares held directly by Mr. Beindorff, 1,143 shares owned by Mr. Beindorff's spouse which he is deemed to beneficially own, 246 shares owned by Mr. Beindorff's spouse in a custodial account for their minor children, which Mr. Beindorff is deemed to beneficially own. Also includes the following shares which Mr. Beindorff has the right to acquire or will have the right to acquire within 60 days of November 30, 2016 upon the exercise of options: 14,286 shares at an exercise price of $9.31 per share.

(4)
Includes 43,649 shares owned in a joint trust account by Mr. Manovich and his spouse, 15,715 shares owned directly by Mr. Manovich, 5,715 shares held in Mr. Manovich's IRA, 34,286 shares owned by Mr. Manovich's spouse, which he is deemed to beneficially own. Also includes the following shares which Mr. Manovich has the right to acquire or will have the right to acquire within 60 days of November 30, 2016 upon the exercise of options: 14,286 shares at an exercise price of $9.31 per share.

(5)
Includes 44,813 shares directly owned by Mr. Mauro, 184 shares owned by Mr. Mauro in a custodial account for his minor children, which he is deemed to beneficially own. Also includes the following shares which Mr. Mauro has the right to acquire or will have the right to acquire within 60 days of November 30, 2016 upon the exercise of options: 14,286 shares at an exercise price of $2.10 per share, 17,143 shares at an exercise price of $1.47 per share, 17,143 shares at an exercise price of $1.75 per share, 17,143 shares at an exercise price of $5.60 per share and 14,286 shares at an exercise price of $9.31 per share.

(6)	Consists of 23,929 shares directly owned by Mr. Metzger.

(7)	Consists of 25,000 shares directly owned by Mr. Okumoto.

(8)	Consists of 600 shares directly owned by Mr. Jensen and 142,858 shares pursuant to a Restricted Stock Award.

(9)
Includes 24,738 shares directly owned by Mr. Urban and 9,143 shares pursuant to a Restricted Stock Award. Also includes the following shares which Mr. Urban has the right to acquire or will have the right to acquire within 60 days of November 30, 2016; upon the exercise of 21,429 options at an exercise price of $22.33 per share and upon the vesting of 9,524 PRSUs at a vesting at target.

(10)	Consists of 4,237 shares directly owned by Mr. Jaggi and 11,428 shares pursuant to a Restricted Stock Award.

(11)	Consists of 3,866 shares directly owned by Mr. Rose and 11,428 shares pursuant to a Restricted Stock Award.

(12)
Consists of 11,805 shares directly owned by Ms. Oborn-Virchow and 3,404 shares pursuant to a Restricted Stock Award. Also includes the following shares which Ms. Oborn-Virchow has the right to acquire or will have the right to acquire within 60 days of November 30, 2016; upon the exercise of 1,715 options at an exercise price of $4.90 per share, 1,643 options at an exercise price of $9.80 per share and upon the vesting of 9,524 PRSUs at a vesting at target.

(13)
Consists of 447,044 shares directly owned by our executive officers and directors as a group and 152,408 shares which our executive officers and directors as a group have the right to acquire or will have the right to acquire within 60 days of November 30, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of June 30, 2016 with respect to all compensation plans under which shares of our common stock are authorized for issuance.

(a)	(b)		(c)		(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of restricted stock awards (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)) (#)
All equity compensation plans approved by security holders	1,076,067	(1)	7.28	(2)	375,946

Equity compensation plans not approved by security holders	—		—		—

(1)
Includes 382,760 shares of our common stock that can be issued upon the exercise of outstanding options and 693,307 shares of our common stock that can be issued upon vesting of restricted stock awards and PRSUs.

(2)	Does not take into account outstanding restricted stock awards and PRSUs, as those awards have no exercise price.

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Related-Party Transactions Policies and Procedures
Related-party transactions have the potential to create actual or perceived conflicts of interest between our company and our directors and executive officers or their immediate family members. Under its charter, our audit committee is charged with the responsibility of reviewing and approving all related-party transactions. To assist in identifying such transactions for our fiscal year ended June 30, 2016, we distributed questionnaires to each of our directors and officers.
Although we do not have a formal policy with regard to approving related-party transactions, our audit committee may consider the following factors when deciding whether to approve a related-party transaction: the nature of the related party's interest in the transaction; the material terms of the transaction, including, without limitation, the amount and type of the transaction; the importance of the transaction to the related party; whether the transaction would impair the judgment of a director or executive officer to act in our best interests; and any other matters deemed appropriate by our audit committee.
Certain Related-Party Transactions
In the last fiscal year, there have been two transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
During the fiscal 2016, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company pursuant to an Agreement for Services dated August 18, 2015 between the Company and Dinng, in the amount of $0.5 million. Our Chief Marketing Officer, Ryan Goodwin, is the founder of Dinng and currently serves as Dinng’s President and Creative Director. Mr. Goodwin and his wife are both salaried employees at Dinng.
Effective January 2014, we commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of our logo on the front of the team’s jersey as well as strategic placement of our logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a 5% stockholder of the Company. For fiscal 2016, we paid $2.6 million to Real Salt Lake, pursuant to the terms of our partnership, an additional $0.1 million for an endorsement of Real Monarchs SLC and $0.1 million for product marketing.
Director Independence
NASDAQ Stock Market Rules, or NASDAQ Rules, require that a majority of the members of our board of directors qualify as "independent," as affirmatively determined by our board of directors. Our board of directors has determined that each of Messrs. Beindorff, Manovich, Mauro, Metzger, Okumoto and Toole is an “independent director” under NASDAQ Rules. In making its determination that Mr. Toole is an “independent director” under NASDAQ Rules, our board of directors took into consideration two agreements between the Company and entities affiliated with Mr. Toole, pursuant to which such entities are providing consulting advice to the Company. These related-party agreements were approved by the audit committee of our board of directors.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
EKS&H LLLP (“EKS&H”) audited the Company's consolidated financial statements for the fiscal year ended June 30, 2015 and reviewed the subsequent interim quarterly filings for the periods ended September 30, 2015 and December 31, 2015. On April 8, 2016 LifeVantage dismissed EKS&H as the Company's independent registered public accounting firm. The reports of EKS&H on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2015 and June 30, 2014 and the effectiveness of internal control over financial reporting as of June 30, 2015 and 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audits of the Company’s financial statements for fiscal years ended June 30, 2015 and June 30, 2014 and in the subsequent interim periods through April 8, 2016, there were no disagreements with EKS&H on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EKS&H, would have caused EKS&H to make reference to the matter in their report. In addition, during the fiscal years ended June 30, 2015 and 2014 and the subsequent interim period through April 8, 2016, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.
Effective as of April 12, 2016, the Audit Committee of the Company’s Board of Directors engaged BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2016. On July 7, 2016, the Audit Committee dismissed BDO as the Company’s independent registered public accounting firm, effective immediately, due to BDO’s determination that it was not independent of the Company with respect to the Company’s fiscal year ended June 30, 2016 and not for any reason related to the Company’s financial reporting or accounting operations or policies. BDO concluded that it was not independent of the Company with respect to fiscal 2016 because, during fiscal 2016 but prior to BDO’s appointment as the Company’s independent registered public accounting firm, a firm in the BDO international network had provided certain prohibited non-audit services as a subcontractor to a third party contractor who had been engaged to provide payroll services to an international subsidiary of the Company. BDO was engaged by the Company on April 12, 2016 and as a result did not deliver an audit report on the financial statements of the Company for the fiscal years ended June 30, 2014 or 2015. At no point during BDO’s engagement were there any (i) disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO would have caused it to make reference to the subject matter of the disagreement in connection with its report, or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
Effective as of July 11, 2016, the Audit Committee of the Company’s Board of Directors engaged WSRP, LLC as the Company’s independent registered public accounting firm for the interim periods subsequent to the dismissals of EKS&H and BDO and for the fiscal year ended June 30, 2016.
The following table presents fees for professional audit services rendered by EKS&H LLLP during interim periods of fiscal year 2016 and for the fiscal year ended June 30, 2015:

EKS&H LLLP	Fiscal year ended June 30,
	2016	2015
Audit Fees(1)	$68,261	$243,895
Audit-Related Fees(2)	—	20,000
Tax Fees(3)	91,434	74,636
All Other Fees	—	—
	$159,695	$338,531

(1)	Audit Fees consist of fees billed for the audit of annual financial statements and internal control over financial reporting and the review of interim financial statements.

(2)	Audit-Related Fees consist of fees billed for the audit of our employee benefit plan.

(3)	Tax Fees consisted of fees billed for professional services for tax compliance, tax advice and tax planning.

The following table presents fees for professional audit services rendered by BDO USA, LLP during the interim period of fiscal year 2016. There were no audit arrangements with BDO USA, LLP during the fiscal year ended June 30, 2015.

BDO USA, LLP	Fiscal year ended June 30, 2016
Audit Fees(1)	$—
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
$—

(1)	Audit Fees consist of fees billed for the review of interim financial statements.
The following table presents fees for professional audit services rendered by WSRP, LLC for fiscal year ended June 30, 2016. There were no audit arrangements with WSRP, LLC during the fiscal year ended June 30, 2015.

WSRP, LLC	Fiscal year ended June 30, 2016
Audit Fees(1)	$178,217
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees	—
$178,217

(1)	Audit Fees consist of fees billed for the audit of annual financial statements and internal control over financial reporting and the review of interim financial statements.
Pre-Approval Policies and Procedures
The audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policies require pre-approval of all auditing and such non-auditing services as our independent registered public accounting firm is permitted to provide, subject to de minimus exceptions for services other than audit, review, or attest services that are approved by the audit committee prior to completion of the audit. All of the items identified under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above were approved by the audit committee. Alternatively, the engagement of our independent registered public accounting firm may be entered into pursuant to pre-approved policies and procedures that our audit committee may establish, so long as these policies and procedures are detailed as to particular services and the audit committee is informed of each service. In making these determinations, the audit committee will consider whether the services provided are compatible with maintaining the independence of the independent registered public accounting firm. We are prohibited by applicable law from obtaining certain non-audit services from our independent registered public accounting firm and, in that event, we would obtain these non-audit services from other providers.
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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Darren Jensen
Darren Jensen
Its:	President and Chief Executive Officer
Date:	December 12, 2016
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

Signature	Date	Title

/s/ Darren Jensen	December 12, 2016	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Mark Jaggi	December 12, 2016	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark Jaggi

/s/ Garry Mauro	December 12, 2016	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	December 12, 2016	Director
Michael A. Beindorff

/s/ Dave Manovich	December 12, 2016	Director and Vice Chairman of the Board
Dave Manovich

/s/ George E. Metzger	December 12, 2016	Director
George E. Metzger

/s/ Richard Okumoto	December 12, 2016	Director
Richard Okumoto

/s/ Dave Toole	December 12, 2016	Director
Dave Toole

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1(a)	Amended and Restated Articles of Incorporation and Statement of Correction to Amended and Restated Articles of Incorporation	Exhibit to 4.1 to Registration Statement on Form S-8 (File No. 333-200363) filed on November 19, 2014.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.1(b) to Form 10-Q for the fiscal quarter ended September 30, 2015 filed on November 4, 2015.

3.2(a)	Amended and Restated Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to 3.1 Form 8-K filed on May 31, 2012.

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit 4.2 to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit 4.3 to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit 4.5 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Restated Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit 4.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit (a)(1)(ii) to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit 10.1 to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on November 19, 2014.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.11#	LifeVantage Corporation FY2015 Annual Incentive Plan	Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.12#	LifeVantage Corporation FY2015 Sales Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.13#	LifeVantage Corporation Performance Incentive Plan	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.14#	LifeVantage Corporation FY2016 Annual Incentive Plan	Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.15#	LifeVantage Corporation FY2016 Sales Incentive Plan	Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.16#	LifeVantage Corporation FY2017 Annual Incentive Plan	Filed herewith.

10.17#	LifeVantage Corporation FY2017 Sales Incentive Plan	Filed herewith.

10.18#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.19#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.20#	Form of Performance Unit Agreement - FY2016 through FY2018	Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.21#	Form of Performance Unit Agreement - FY2017 through FY2019	Filed herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.22#	Separation Agreement and General Release between LifeVantage Corporation and Douglas C. Robinson effective February 13, 2015	Exhibit 10.1 to Form 8-K filed on February 20, 2015.

10.23#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.24#	Separation Agreement and General Release between LifeVantage Corporation and David Colbert effective July 3, 2015	Exhibit 10.25 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.25#	Separation Agreement and General Release between LifeVantage Corporation and Rob Cutler effective May 8, 2015	Exhibit 10.28 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.26	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.27	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.28	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.29*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.30*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 1.01 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.31*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.32*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.33*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.34#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

10.35#
Amendment No. 1 to Financing Agreement, dated May 1, 2015, by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015.

10.36#
Amendment No. 2 to Financing Agreement, dated August 27, 2015 by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.39 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.37	Form of Director and Officer Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on January 8, 2016.

10.38	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.39	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

21.1	List of Subsidiaries.	Exhibit A to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

23.1	Consent of EKS&H LLLP	Filed herewith.

23.2	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

#	Management contract or compensatory plan.
*
The Company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheet of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 12, 2016 expressed an adverse opinion thereon.

WSRP, LLC
Salt Lake City, Utah
December 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LifeVantage Corporation
Sandy, Utah

We have audited LifeVantage Corporation's (the "Company") internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of sufficient controls surrounding the Company's international business policies, practices, monitoring and training has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated December 12, 2016 on those financial statements.
In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2016 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2016 and our report dated December 12, 2016 express an unqualified opinion thereon.

WSRP, LLC
Salt Lake City, Utah
December 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheet of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeVantage Corporation and subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP
September 1, 2015
Denver, Colorado

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$7,883	$13,905
Accounts receivable	1,552	1,031
Income tax receivable	—	2,179
Inventory, net	25,116	9,248
Current deferred income tax asset	2,776	1,117
Prepaid expenses and deposits	5,082	2,995
Total current assets	42,409	30,475

Property and equipment, net	3,456	5,759
Intangible assets, net	1,744	1,879
Long-term deferred income tax asset	1,130	235
Other long-term assets	1,520	1,433
TOTAL ASSETS	$50,259	$39,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,891	$2,614
Commissions payable	7,719	6,505
Income tax payable	1,206	—
Other accrued expenses	8,734	5,600
Current portion of long-term debt	2,000	11,141
Total current liabilities	28,550	25,860

Long-term debt
Principal amount	7,500	10,484
Less: unamortized discount and deferred offering costs	(91)	(1,951)
Long-term debt, net of unamortized discount and deferred offering costs	7,409	8,533
Other long-term liabilities	2,169	2,063
Total liabilities	38,128	36,456
Commitments and contingencies- Note 11
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 14,028 and 13,958 issued and outstanding as of June 30, 2016 and 2015, respectively	14	14
Additional paid-in capital	120,150	117,657
Accumulated deficit	(108,076)	(114,095)
Accumulated other comprehensive income (loss)	43	(251)
Total stockholders’ equity	12,131	3,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,259	$39,781
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2016	2015	2014
(In thousands, except per share data)
Revenue, net	$206,540	$190,336	$213,968
Cost of sales	33,932	28,010	33,194
Gross profit	172,608	162,326	180,774
Operating expenses:
Commissions and incentives	103,120	91,074	104,525
Selling, general and administrative	56,074	57,353	56,801
Total operating expenses	159,194	148,427	161,326
Operating income	13,414	13,899	19,448
Other income (expense):
Interest expense	(3,321)	(3,087)	(3,177)
Other income (expense), net	(1,409)	(159)	384
Total other income (expense)	(4,730)	(3,246)	(2,793)
Income before income taxes	8,684	10,653	16,655
Income tax expense	(2,665)	(3,666)	(5,272)
Net income	$6,019	$6,987	$11,383
Net income per share:
Basic	$0.44	$0.50	$0.75
Diluted	$0.41	$0.49	$0.71
Weighted-average shares outstanding:
Basic	13,730	13,899	15,113
Diluted	14,531	14,150	15,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	294	(135)	(3)
Other comprehensive income (loss), net of tax:	294	(135)	(3)
Comprehensive income	$6,313	$6,852	$11,380
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2016, 2015, and 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2013	16,732	$17	$110,517	$(76,476)	$(113)	$33,945
Stock-based compensation	—	—	2,606	—	—	2,606
Exercise of options and warrants	741	1	2,208	—	—	2,209
Issuance of shares related to restricted stock	32	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(98)	—	—	—	—
Repurchase of company stock	(2,806)	(3)	—	(46,147)	—	(46,150)
Currency translation adjustment	—	—	—	—	(3)	(3)
Net income	—	—	—	11,383	—	11,383
Balances, June 30, 2014	14,601	$15	$115,331	$(111,240)	$(116)	$3,990
Stock-based compensation	—	—	1,737	—	—	1,737
Exercise of options and warrants	376	—	589	—	—	589
Issuance of shares related to restricted stock	189	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(129)	—	—	—	—	—
Repurchase of company stock	(1,079)	(1)	—	(9,842)	—	(9,843)
Currency translation adjustment	—	—	—	—	(135)	(135)
Net income	—	—	—	6,987	—	6,987
Balances, June 30, 2015	13,958	$14	$117,657	$(114,095)	$(251)	$3,325
Stock-based compensation	—	—	1,966	—	—	1,966
Exercise of options and warrants	52	—	527	—	—	527
Issuance of shares related to restricted stock	76	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(58)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	294	294
Net income	—	—	—	6,019	—	6,019
Balances, June 30, 2016	14,028	$14	$120,150	$(108,076)	$43	$12,131
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2016	2015	2014
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,019	$6,987	$11,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	2,285	2,118
Loss on disposal of fixed assets	1,186	—	—
Stock-based compensation	2,621	1,806	2,953
Amortization of deferred financing fees	232	255	159
Amortization of debt discount	183	198	122
Write-off of capitalized debt transaction costs pursuant to debt refinance	1,544	—	—
Deferred income tax	(2,554)	91	2,172
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	1,770	2,651	(2,044)
Decrease/(increase) in inventory	(15,650)	(936)	1,646
Decrease/(increase) in prepaid expenses and deposits	392	1,486	(2,318)
Decrease/(increase) in long-term assets	258	826	(1,045)
Increase/(decrease) in accounts payable	3,673	(171)	(2,384)
Increase/(decrease) in accrued expenses	3,449	(2,170)	(537)
Increase/(decrease) in other long-term liabilities	968	(87)	(120)
Net Cash Provided by Operating Activities	5,986	13,221	12,105
Cash Flows from Investing Activities:
Purchase of equipment	(562)	(1,159)	(1,898)
Purchase of intangible assets	—	—	(350)
Net Cash Used in Investing Activities	(562)	(1,159)	(2,248)
Cash Flows from Financing Activities:
Proceeds from term loan	10,000	—	45,825
Payment of deferred financing fees	(99)	—	(1,511)
Excess tax benefits from stock-based compensation	266	128	655
Repurchase of company stock	—	(9,850)	(46,171)
Payment on term loan	(22,125)	(9,200)	(16,175)
Exercise of options and warrants	261	468	1,573
Net Cash Used in Financing Activities	(11,697)	(18,454)	(15,804)
Foreign Currency Effect on cash	251	(90)	35
Decrease in cash and cash equivalents	(6,022)	(6,482)	(5,912)
Cash and Cash Equivalents — beginning of period	13,905	20,387	26,299
Cash and Cash Equivalents — end of period	7,883	13,905	20,387
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2016	2015	2014
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$—	$1,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,342	$2,633	$2,758
Cash paid for income taxes	$1,368	$1,658	$4,879
Common stock shares issued upon cashless warrant exercises	6	252	385
Total cashless exercise price of warrants	$9	$1,462	$1,615
Gross warrants underlying cashless exercises	6	418	487
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to preferred customers, retail customers and independent distributors located in the United States, Japan, Hong Kong, Australia, Canada, the Philippines, Mexico, Thailand, the United Kingdom and the Netherlands.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our energy drink mixes, and PhysIQ™, our smart weight management system.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2016 and 2015. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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
Accounts Receivable
The Company’s accounts receivable for the years ended June 30, 2016 and 2015 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2016 or 2015 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2016, 2015, and 2014.
Inventory
As of June 30, 2016 and 2015, inventory consisted of (in thousands):

	June 30,
	2016	2015
Finished goods	$14,852	$5,783
Raw materials	10,264	3,465
Total inventory	$25,116	$9,248
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.4 million and $0.3 million at June 30, 2016 and June 30, 2015, respectively, related to obsolete and slow-moving inventory.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3
Furniture and fixtures	5
Leasehold improvements	*
Vehicles	5
*Leasehold improvements are depreciated over the shorter of estimated useful life of the related asset or the lease term.
The cost of normal maintenance and repairs is charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income in other income (expense), net. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. During the year ended June 30, 2016, the Company recognized a loss on disposal of $1.2 million related to the write-off of previously capitalized software development costs incurred.
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
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the years ended June 30, 2016 and 2015 management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2016, the Company had $4.6 million in cash accounts at one financial institution and $3.3 million in other financial institutions. As of June 30, 2016 and 2015, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2016 and 2015, the Company’s reserve balance for returns and allowances was $0.3 million and $0.1 million, respectively.
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
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2016, 2015, and 2014 were $1.0 million, $2.4 million, and $2.0 million, respectively.
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
The Company recognizes tax liabilities or benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized would be the largest liability or benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
The effects of approximately 0.2 million and 0.4 million common shares issuable upon exercise of options and non-vested shares of restricted stock outstanding as of June 30, 2016 and 2015, respectively, are not included in the computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2016	2015	2014
Numerator:
Net income	$6,019	$6,987	$11,383
Denominator:
Basic weighted-average common shares outstanding	13,730	13,899	15,113
Effect of dilutive securities:
Stock awards and options	735	180	379
Warrants	66	71	451
Diluted weighted-average common shares outstanding	14,531	14,150	15,943
Net income per share, basic	$0.44	$0.50	$0.75
Net income per share, diluted	$0.41	$0.49	$0.71
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

	Years ended June 30,
	2016	2015	2014
Americas	$158,291	$138,118	$141,227
Asia/Pacific & Europe	48,249	52,218	72,741
Total revenues	$206,540	$190,336	$213,968
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2016	2015	2014
United States	$152,830	$132,831	$136,758
Japan	$36,343	$41,428	$61,872
As of June 30, 2016 long-lived assets were $4.2 million in the U.S. and $1.3 million in Japan. As of June 30, 2015 long-lived assets were $6.5 million in the U.S. and $1.5 million in Japan.
Major Products
The Company's revenues are largely attributed to two product lines, Protandim® and the LifeVantage TrueScience® skin care regimen, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2016, 2015 and 2014. On a combined basis, these products represent approximately 77.9%, 83.7% and 88.5% of our worldwide gross revenues for the years ended June 30, 2016, 2015 and 2014, respectively. The following table shows revenues by major product line for the years ended June 30, 2016, 2015 and 2014.

	For the years ended June 30,
	2016		2015		2014
Protandim®product line	$128,019	62.0%	$120,967	63.6%	$142,935	66.8%
LifeVantage TrueScience® skin care regimen	32,914	15.9%	38,287	20.1%	46,474	21.7%
Other	45,607	22.1%	31,082	16.3%	24,559	11.5%
Total	$206,540	100.0%	$190,336	100.0%	$213,968	100.0%
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. ASC 606 will be effective for the Company in the first quarter of fiscal 2019. The Company has performed a detailed analysis and does not anticipate that ASC 606 will have a significant impact on revenue recognition or its consolidated financial statements due to the types of revenue transactions that the Company enters into.
Subsequent to the release of the updated revenue recognition standard discussed above, FASB issued Accounting Standards Update (ASU) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These updates are intended to improve the operability and understandability of the implementation guidance for the updated revenue standard as it relates to the subjects noted. The amendments in these updates have the same effective date as ASC 606 as noted above, and the Company does not anticipate that these updates will have a significant impact on its revenue recognition policy or its consolidated financial statements.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this updated standard in the current year during the interim period ended September 30, 2015 by reclassifying the debt issuance costs from long-term assets to a direct deduction from the related debt, consistent with the debt discount. All prior period balances have been retrospectively adjusted.
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
Note 3 — Property and Equipment
Property and equipment consist of (in thousands):

	June 30,
	2016	2015
Equipment (includes computer hardware and software)	$6,402	$6,895
Furniture and fixtures	1,485	1,481
Leasehold improvements	3,497	3,324
Vehicles	51	51
Accumulated depreciation	(7,979)	(5,992)
Total property and equipment, net	$3,456	$5,759
Depreciation expense totaled $1.8 million, $2.3 million, and $2.0 million for the years ended June 30, 2016, 2015, and 2014, respectively.
Note 4 — Intangible Assets
Intangible assets consist of (in thousands):

	June 30,
	2016	2015
Patent costs	$2,330	$2,330
Accumulated amortization	(1,181)	(1,046)
Total definite-lived intangible assets, net	1,149	1,284

Trademarks and other indefinite-lived intangible assets	595	595
Total intangible assets, net	$1,744	$1,879
Amortization expense totaled $0.1 million, $0.1 million, and $0.1 million for the years ended June 30, 2016, 2015, and 2014, respectively. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Note 5 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2016	2015
Accrued severance	$100	$638
Accrued incentives and promotions to distributors	408	380
Accrued payroll and other employee expenses	774	578
Deferred revenue	2,406	990
Accrued payable to vendors	838	1,019
Other taxes payable	1,410	809
Accrued incentive compensation	1,320	55
Accrued other expenses	1,478	1,131
Total other accrued expenses	$8,734	$5,600
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
The principal amount of the October 2013 Term Loan was payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matured on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The October 2013 Term Loan bore interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the year ended June 30, 2016 the average interest rate was 8.75%. On March 30, 2016, the Company repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
On March 30, 2016, the Company entered into a Loan Agreement (the "March 2016 Loan Agreement") to refinance its outstanding debt under the October 2013 Term Loan. In connection with the March 2016 Loan Agreement and on the same date, the Company entered into a Security Agreement (the "March 2016 Security Agreement"). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "March 2016 Revolving Loan," and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the March 2016 Security Agreement, the "March 2016 Credit Facility").
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016 and maturing on March 30, 2019 (the "Maturity Date"). The March 2016 Term Loan bears interest at a fixed rate of 4.93%. If the Company borrows under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter at a variable rate equal to the 30 day LIBOR rate plus 3.5%.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and certain debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. At June 30, 2016, the Company was in compliance with the applicable covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, the Company was granted a waiver and extension to the covenants requiring the Company to provide the lender with audited financial statements for the Company's 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender has agreed to waive compliance with this requirement if the Company delivers such audited financial statements prior to December 31, 2016. See Note 14 to our audited consolidated financial statements for a discussion of the limited waiver and extension.
The Company incurred transaction costs associated with the October 2013 Credit Facility totaling $2.7 million. During the years ended June 30, 2016 and 2015, the Company recorded interest expense of $0.4 million and $0.5 million, respectively, related to the normal amortization of transaction costs associated with the October 2013 Credit Facility. In connection with refinancing the outstanding debt under the October 2013 Credit Facility on March 30, 2016, the Company charged to interest expense the remaining $1.5 million in unamortized transaction costs associated with that credit facility. At June 30, 2016, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the interest method over the term of the loan.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Year ending June 30,	Amount
2017	$2,000
2018	2,000
2019	5,500
$9,500
Note 7 — Stockholders’ Equity
During the years ended June 30, 2016, 2015, and 2014, the Company issued 0.1 million, 0.4 million, and 0.7 million shares, respectively, of common stock as a result of the exercise of options and warrants and during the years ended June 30, 2016, 2015, and 2014, the Company issued 0.1 million, 0.2 million, and 32,000 shares, respectively, of restricted common stock. During the year ended June 30, 2016, 0.1 million shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 6, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $7 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). The pre-arranged stock repurchase program terminated in accordance with its terms on February 13, 2015. Pursuant to the program, the Company purchased 0.6 million shares of its common stock at an aggregate purchase price of $5.9 million. The remaining $1.1 million authorized under the program for repurchases was unused.
On June 3, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $4 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the 1934 Act. The pre-arranged stock repurchase program terminated in accordance with its terms on December 31, 2014. Pursuant to the program, the Company purchased 0.4 million shares of its common stock at an aggregate purchase price of $4 million under this repurchase program.
On March 11, 2014 the Company announced a share repurchase program authorizing it to repurchase up to $3 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the 1934 Act. The pre-arranged stock repurchase program terminated in accordance with its terms on June 8, 2014. Pursuant to the program, the Company purchased 0.3 million shares of its common stock at an aggregate purchase price of $3 million under this repurchase program.
On November 1, 2013, the Company accepted for payment an aggregate of 2.3 million shares of its common stock at an aggregate purchase price of $40 million as a result of its modified Dutch auction tender offer (the "Tender Offer") that expired October 25, 2013. The Company incurred transaction costs of $0.3 million related to the Tender Offer. The Company entered into the October 2013 Credit Facility to finance this repurchase. (see Note 6).
On March 22, 2013 the Company announced a share repurchase program authorizing it to repurchase up to $5 million of shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the 1934 Act. The pre-arranged stock repurchase program terminated in accordance with its terms on December 1, 2013. Pursuant to the program, the Company purchased 0.3 million shares of its common stock at an aggregate purchase price of $5 million under this repurchase program.

The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2016, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 8 — Share-Based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2016 there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.3 million shares of the Company’s common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.5 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2016 there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2016, 2015, and 2014, stock-based compensation of $2.0 million, $1.7 million and $2.6 million, respectively, was reflected as an increase to additional paid in capital and $0.7 million, $0.1 million and $0.3 million was reflected as an increase to other accrued expenses for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. For the fiscal years ended June 30, 2016, 2015, and 2014, all stock-based compensation was employee related.
At June 30, 2016 there was $5.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 2.3 years.
Stock Options
There were no stock option grants during the fiscal years ended June 30, 2016, 2015 and 2014. The following is a summary of stock option activity for the years ended June 30, 2016, 2015, and 2014:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,002	$7.56

Granted	—	$—
Exercised	(200)	4.83		$2,282
Forfeited	(67)	12.88
Expired or Canceled	—	—
Outstanding at June 30, 2014	735	8.23

Granted	—	$—
Exercised	(22)	5.04		$60
Forfeited	(251)	9.18
Expired or Canceled	—	—
Outstanding at June 30, 2015	462	7.87

Granted	—	$—
Exercised	(46)	5.66		$209
Forfeited	(33)	17.85
Expired or Canceled	—	—
Outstanding at June 30, 2016	383	7.28	3.87	$2,765
Exercisable at June 30, 2016	383	$7.28	3.87	$2,765
Restricted Shares
The following is a summary of restricted shares granted during the years ended June 30, 2016, 2015, and 2014:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2013	391	18.10

Granted	32	$12.51
Vested	(109)	18.56
Forfeited	(68)	17.82
Nonvested at June 30, 2014	246	17.25
Vested at June 30, 2014	—	—

Granted	189	$5.57
Vested	(75)	16.57
Forfeited	(110)	15.54
Nonvested at June 30, 2015	250	9.36
Vested at June 30, 2015	—	—

Granted	60	$5.94
Vested	(40)	15.64
Forfeited	(39)	16.21
Nonvested at June 30, 2016	231	6.24
Vested at June 30, 2016	—	—
The total vesting date fair value of restricted shares that vested during the years ended June 30, 2016, 2015 and 2014 was $0.4 million, $0.6 million and $1.2 million, respectively.
Performance Stock Units
During the year ended June 30, 2015, the Company awarded performance stock units (the "FY 2015 Performance Stock Units") to its executive officers and senior management (the "Recipients"). Vesting for the FY 2015 Performance Stock Units

occurs over three consecutive annual performance periods and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service based requirement), each Performance Stock Unit represents a contingent right for the Recipient to receive, within thirty days after the end of each of three annual performance periods, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of Performance Stock Units subject to the award for each performance period. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the relevant performance period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the target Performance Stock Units is based upon the Company's absolute TSR for the Performance Period as compared to a matrix of fixed numeric values and the vesting for the other 50% of the target Performance Stock Units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the Performance Stock Units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
During the year ended June 30, 2016, the Company awarded additional Performance Stock Units (the "FY 2016 Performance Stock Units") to its executive officers and senior management. The FY 2016 Performance Stock Units are substantially similar to the FY 2015 Performance Stock Units except that the service-based vesting criteria occurs in a single installment and is achieved at the end of the three year performance period if the participant has continuously remained in service from the date of the award through the end of the performance period. There were no Performance Stock Units granted during the year ended June 30, 2014.
The fair values of Performance Stock Units granted during the years ended June 30, 2016 and 2015 were estimated using a Monte Carlo simulation model which included the following assumptions in order to reflect the performance conditions that must be satisfied for the share units to vest:

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.31%	1.07%
Dividend yield	—%	—%
Expected volatility - Company	55.5%	54.1%
Expected volatility - peer company	15.7%	15.7%
Total measurement period (years)	3.0	3.0
The following is a summary of Performance Stock Units granted during the years ended June 30, 2016 and 2015:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	—	—

Granted	229	$10.76
Vested	—	—
Forfeited	(114)	10.76
Nonvested at June 30, 2015	115	10.76

Granted	848	$12.30
Vested	(15)	10.76
Forfeited	(485)	11.25
Nonvested at June 30, 2016	463	13.07
Vested at June 30, 2016	—	—

Cash-Settled Performance Units
The following is a summary of cash-settled performance units granted during the years ended June 30, 2016, 2015, and 2014:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013, nonvested	—

Granted	35	$10.36
Vested	(31)	—
Forfeited	(4)	$10.57
Outstanding at June 30, 2014, nonvested	—

Granted	69	$8.05
Vested	(51)	—
Forfeited	(18)	$8.12
Outstanding at June 30, 2015, nonvested	—

Granted	77	$8.47
Vested	(13)	—
Forfeited	(13)	$8.30
Outstanding at June 30, 2016, nonvested	51
The fair value of vested awards under the Performance Plan as of June 30, 2016 was $0.2 million. Payments of $0.1 million and $0.3 million were made to settle vested cash-settled performance units during the years ended June 30, 2016 and 2015, respectively. No payments were made to settle vested cash-settled performance units during the year ended June 30, 2014.
Warrants
As of June 30, 2016, the Company had outstanding warrants which were issued in conjunction with convertible debentures between November 2009 and February 2010.

The following is a summary of the warrant activity for the years ended June 30, 2016, 2015, and 2014 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2013	1,177

Issued	—
Canceled	—
Exercised	(571)
Expired	—
Outstanding and exercisable, June 30, 2014	606

Issued	—
Canceled	—
Exercised	(519)
Expired	—
Outstanding and exercisable, June 30, 2015	87

Issued	—
Canceled	—
Exercised	(7)
Expired	—
Outstanding and exercisable, June 30, 2016	80
As of June 30, 2016, 2015, and 2014, the Company had no warrants classified as derivative liabilities.
Note 9 — Other Income (Expense), net
Other income (expense), net consists of the following (in thousands):

	Year ended June 30,
	2016	2015	2014
Business development incentive, net	$—	$—	$666
Foreign currency transaction gain (loss), net	(11)	(498)	(194)
Gain (loss) on settlement of forward contract	(212)	203	8
Loss on disposal of fixed assets	(1,186)	—	—
Other income (expense), net	—	136	(96)
Total other income (expense), net	$(1,409)	$(159)	$384
In January 2013, the Company began operations of a foreign subsidiary that qualified for a government-sponsored business development incentive. Under the incentive program, the Company's foreign subsidiary was allowed to retain certain non-income based taxes during the twelve month period ending December 31, 2013, rather than remit such taxes to the tax authorities. The income associated with the retention of these taxes is included in "Business development incentive, net" in the table above for the fiscal year ended June 30, 2014. No such incentives were realized during the fiscal years ended June 30, 2016 and 2015.

Note 10 — Income Taxes
As of June 30, 2016, the Company had a U.S. Federal net operating loss (“NOL”) carry-forward of approximately $0.3 million. The net operating losses expire by June 30, 2025 and are subject to review by the Internal Revenue Service ("IRS"), and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2016, state NOLs were $8.3 million and foreign NOLs were $0.9 million. The income tax expense for the years ended June 30, 2016, 2015, and 2014 consists of the following (in thousands):

	Year ended June 30,
	2016	2015	2014
Income / (Loss) Before Income Taxes:
Domestic	$7,518	$8,249	$13,894
International	1,166	2,404	2,761
	$8,684	$10,653	$16,655
Current Taxes:
Federal	$4,180	$2,600	$2,010
State	561	446	72
Foreign	478	856	1,018
Total Current Income Tax Provision	$5,219	$3,902	$3,100
Deferred Taxes:
Federal	(2,326)	97	2,299
State	(105)	4	83
Foreign	(123)	(337)	(210)
Total Deferred Income Tax Provision	$(2,554)	$(236)	$2,172
Net Income Tax Provision	$2,665	$3,666	$5,272
The effective income tax rate for the years ended June 30, 2016, 2015, and 2014 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8%	2.0%	1.9%
Foreign tax rate difference	(1.3)%	0.0%	0.0%
Tax return to provision true-up	0.7%	1.2%	(3.0)%
Permanent differences:
— stock based compensation	0.9%	1.2%	1.3%
— domestic production activities deduction	(4.4)%	(1.6)%	(1.8)%
— credit for increasing research activities	(0.7)%	(3.8)%	(1.5)%
— other	(2.9)%	0.4%	(0.5)%
Change in valuation allowance	0.6%	0.0%	0.1%
Net income tax provision	30.7%	34.4%	31.5%

The components of the deferred tax assets and liabilities as of June 30, 2016 and 2015 are as follows (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$651	$656
Stock option compensation	1,696	1,353
Accrued vacation, allowance for returns, bonuses & other	2,965	1,395
Gross deferred tax asset	$5,312	$3,404

Deferred tax liabilities:
Patents and trademarks	(417)	(468)
Change in tax accounting methods	—	(98)
Property & equipment	(722)	(1,268)
Gross deferred tax liabilities	(1,139)	(1,834)
Less: valuation allowance	(267)	(218)
Deferred tax assets, net	$3,906	$1,352
During the year ended June 30, 2016, the Company put into effect a permanent reinvestment assertion on the earnings of its foreign subsidiaries as the Company intends to reinvest all foreign earnings in its foreign operations, with the exception of certain foreign earnings that are subject to U.S. taxation. As of June 30, 2016, the U.S. consolidated group had approximately $1.1 million of permanently reinvested unremitted earnings from the Company's subsidiaries.
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the IRS include returns for fiscal years ended June 30, 2013 through present and the open tax years by state tax authorities include returns for fiscal years ended June 30, 2011 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years ended June 30, 2011 through June 30, 2015.
Note 11 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2024. The facilities leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2016 are as follows (in thousands):

Year ending June 30,	Amount
2017	$2,592
2018	1,340
2019	1,246
2020	1,290
2021	1,334
Thereafter	3,772
Total future minimum lease payments	$11,574
Rent expense totaled $2.3 million, $2.4 million, and $1.9 million for the years ended June 30, 2016, 2015, and 2014, respectively.

Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2016, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Former Distributor Lawsuit: On November 20, 2013, the Company filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of our company. In the complaint, the Company alleges that the defendants breached a contract and misappropriated the Company's trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to the complaint. The defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20 million. On December 14, 2015, the Company filed a motion for summary judgment seeking judgment in its favor on the Company's breach of contract claim and dismissal of all defendants’ counterclaims. Also on December 14, 2015, defendants filed a motion for summary judgment seeking dismissal of the Company's claim for misappropriation of trade secrets and to dismiss the Company's judicial proceedings privilege defense against the defamation claim. The Court heard oral argument on the motions for summary judgment on May 17, 2016. The court granted summary judgment in favor of the Company on all claims except the defamation claim, which remains unresolved. The Company has not established a loss contingency accrual for this remaining counterclaim as to which the Company believes liability is not probable and estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Class Action Lawsuit: On September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016). In this action (now recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleges that the Company, its Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding the Company's internal controls and financial results for the first, second and third quarters of fiscal year 2016. The initial complaint sought unspecified damages against the defendants on behalf of a class of purchasers of the Company’s stock between November 4, 2015 and September 13, 2016. By stipulation filed October 7, 2016, the parties agreed that defendants need not respond to the initial complaint in the action until after a lead plaintiff is appointed pursuant to the Private Securities Litigation Reform Act of 1995, at which time the parties will meet and confer regarding the timing of the filing of an amended complaint and responses thereto. On November 14, 2016, three motions for appointment as lead plaintiff were filed. A ruling on those motions is expected by mid-December 2016. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Derivative Action Lawsuit: On October 11, 2016, two purported shareholder derivative actions were filed in the Third District Court of the State of Utah, Salt Lake County, entitled Johnson v. Jensen, Case No. 160906320 MI (Utah Dist. filed Oct. 11, 2016), and Rupp v. Jensen, Case No. 160906321 MI (Utah Dist. filed Oct. 11, 2016). In these actions (which are substantively identical), plaintiffs, purportedly on behalf of the Company, allege that the Company's Chief Executive Officer, Chief Financial Officer and members of the Board of Directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above. On October 19, 2016, the Court entered an order consolidating the two actions under the Johnson case number, with the new caption In re LifeVantage Corp. Derivative Litigation, providing that defendants and nominal defendant need not respond to the initial complaints and directing the parties to meet and confer within thirty days on a schedule for further proceedings in this action. On November 21, 2016, the Court approved a stipulation between the parties providing that (a) defendants and nominal defendant need not respond to the initial complaints and (b) within thirty days from the earlier of (i) the Company’s filing of its Form 10-K for fiscal year 2016 and (ii) plaintiffs’ filing of a consolidated amended complaint, the parties will meet and confer on a schedule regarding further proceedings in this action. The Company notes that although the plaintiffs in this action are seeking unspecified damages against the individual defendants on behalf of the Company, the Company owes certain indemnification obligations to these individual defendants under Delaware law and existing indemnification agreements. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Other Matters. In addition to the matters described above, the Company also may become involved in other litigation and regulatory matters incidental to its business and the matters disclosed in this Annual Report on Form 10-K, including, but not limited to, product liability claims, regulatory actions, employment matters and commercial disputes. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Note 12 — Related Party Transactions
During fiscal year 2016, there have been two transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
During fiscal year 2016, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company pursuant to an Agreement for Services dated August 18, 2015 between the Company and Dinng, in the amount of $0.5 million. Our Chief Marketing Officer, Ryan Goodwin, is the founder of Dinng and currently serves as Dinng’s President and Creative Director. Mr. Goodwin and his wife are both salaried employees at Dinng.
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a 5% stockholder of the Company. During fiscal year 2016, the Company paid $2.6 million to Real Salt Lake, pursuant to the terms of this partnership, an additional $0.1 million for an endorsement of Real Monarchs SLC and $0.1 million for product marketing.
Note 13 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2016 and 2015:
LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2016
	First	Second	Third	Fourth
Revenue, net	$45,352	$51,995	$56,160	$53,033	$206,540
Gross profit	38,377	44,153	46,446	43,632	172,608
Net income	$1,066	$1,600	$1,003	$2,350	$6,019
Per common share:
Income per share, basic	$0.08	$0.12	$0.07	$0.17	$0.44
Income per share, diluted	$0.08	$0.11	$0.07	$0.16	$0.41

	Fiscal Quarter				Year ended June 30, 2015
	First	Second	Third	Fourth
Revenue, net	$51,633	$48,247	$45,155	$45,301	$190,336
Gross profit	45,954	40,761	37,603	38,008	162,326
Net income	$4,716	$1,472	$573	$226	$6,987
Per common share:
Income per share, basic	$0.33	$0.11	$0.04	$0.02	$0.50
Income per share, diluted	$0.32	$0.10	$0.04	$0.02	$0.49
Note 14 — Subsequent Events
On October 24, 2016, the Company received a limited waiver and extension letter from Z.B., N.A., doing business as Zions First National Bank (“Zions”), the lender under the March 2016 Credit Facility. The letter states that the Company would violate the covenants set forth in the March 2016 Credit Facility if the Company does not provide Zions with audited financial statements for the Company’s 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, Zions has agreed to waive compliance with this requirement if the Company delivers such audited financial statements prior to December 31, 2016. If the Company does not deliver such audited financial statements prior to December 31, 2016, it will be in default under the March 2016 Credit Facility and Zions may proceed to exercise its default rights and remedies thereunder.