Form 10-Q
period 2016-09-30
Lifevantage Corp
filed 2016-12-12
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 30, 2016 was 14,057,722.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Matters relating to our audit committee's independent review into sales of our products in certain international markets;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Potential adverse effects on our business and stock price due to ineffective internal controls over financial reporting;

•	Inability to manage financial reporting and internal control systems and processes;

•	Inability to properly motivate and manage our independent distributors;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Deterioration of global economic conditions;

•	Inability to maintain appropriate level of internal control over financial reporting;

•	Inability to raise additional capital if needed;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Dependence upon a few products for revenue;

•	Inability to retain independent distributors or to attract new independent distributors on an ongoing basis;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Improper actions by our independent distributors that violate laws or regulations;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Government regulations on direct selling activities in our various markets may prohibit or severely restrict our business model;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our skin care products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Inability to raise future capital or complete acquisitions as a result of delayed periodic reports with the SEC;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock;

•	Dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock and future vesting of Performance Stock Units; and

•	We have not paid dividends on our capital stock, and we do not currently anticipate paying dividends in the foreseeable future.
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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	September 30, 2016	June 30, 2016
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$10,225	$7,883
Accounts receivable	1,434	1,552
Income tax receivable	133	—
Inventory, net	23,917	25,116
Current deferred income tax asset	—	2,776
Prepaid expenses and deposits	3,863	5,082
Total current assets	39,572	42,409

Property and equipment, net	3,163	3,456
Intangible assets, net	1,731	1,744
Long-term deferred income tax asset	3,906	1,130
Other long-term assets	1,424	1,520
TOTAL ASSETS	$49,796	$50,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,730	$8,891
Commissions payable	7,484	7,719
Income tax payable	—	1,206
Other accrued expenses	9,494	8,734
Current portion of long-term debt	2,000	2,000
Total current liabilities	26,708	28,550

Long-term debt
Principal amount	7,000	7,500
Less: unamortized discount and deferred offering costs	(84)	(91)
Long-term debt, net of unamortized discount and deferred offering costs	6,916	7,409
Other long-term liabilities	2,090	2,169
Total liabilities	35,714	38,128
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,059 and 14,028 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	14	14
Additional paid-in capital	120,830	120,150
Accumulated deficit	(106,896)	(108,076)
Accumulated other comprehensive loss	134	43
Total stockholders’ equity	14,082	12,131
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,796	$50,259
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
(In thousands, except per share data)
Revenue, net	$54,894	$45,352
Cost of sales	8,832	6,975
Gross profit	46,062	38,377
Operating expenses:
Commissions and incentives	26,296	22,043
Selling, general and administrative	17,780	13,663
Total operating expenses	44,076	35,706
Operating income	1,986	2,671
Other expense:
Interest expense	(137)	(749)
Other expense, net	(171)	(216)
Total other expense	(308)	(965)
Income before income taxes	1,678	1,706
Income tax expense	(498)	(640)
Net income	$1,180	$1,066
Net income per share:
Basic	$0.09	$0.08
Diluted	$0.08	$0.08
Weighted-average shares outstanding:
Basic	13,820	13,709
Diluted	14,466	13,830
Other comprehensive income, net of tax:
Foreign currency translation adjustment	91	17
Other comprehensive income, net of tax	$91	$17
Comprehensive income	$1,271	$1,083
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2016	14,028	$14	$120,150	$(108,076)	$43	$12,131
Stock-based compensation	—	—	675	—	—	675
Exercise of options and warrants	28	—	5	—	—	5
Issuance of shares related to restricted stock	9	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(6)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	91	91
Net income	—	—	—	1,180	—	1,180
Balances, September 30, 2016	14,059	$14	$120,830	$(106,896)	$134	$14,082
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,180	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	531
Stock-based compensation	939	192
Amortization of deferred financing fees	3	104
Amortization of debt discount	5	81
Deferred income tax	—	37
Changes in operating assets and liabilities:
Decrease / (increase) in receivables	128	(739)
Decrease in inventory	1,249	657
Decrease / (increase) in prepaid expenses and deposits	1,223	(606)
Decrease in long-term assets	111	50
Decrease in accounts payable	(1,167)	(109)
Increase / (decrease) in accrued expenses	(132)	1,304
Increase / (decrease) in other long-term liabilities	(1,071)	273
Net Cash Provided by Operating Activities	2,880	2,841
Cash Flows from Investing Activities:
Purchase of equipment	(94)	(3)
Net Cash Used in Investing Activities	(94)	(3)
Cash Flows from Financing Activities:
Excess tax benefit from stock-based compensation	—	(19)
Payment on term loan	(500)	(3,116)
Exercise of options and warrants	5	—
Net Cash Used in Financing Activities	(495)	(3,135)
Foreign Currency Effect on Cash	51	78
Increase / (Decrease) in Cash and Cash Equivalents:	2,342	(219)
Cash and Cash Equivalents — beginning of period	7,883	13,905
Cash and Cash Equivalents — end of period	$10,225	$13,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$120	$559
Cash paid for income taxes	$2,162	$1,207
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 12, 2016.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products to preferred customers, retail customers and independent distributors located in the United States, Japan, Hong Kong, Australia, Canada, Philippines, Mexico, Thailand, the United Kingdom and the Netherlands.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including our Protandim® product line, our scientifically-validated dietary supplements, LifeVantage TrueScience®, our line of anti-aging skin care products, Canine Health®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our energy drink mixes, and PhysIQ™, our smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of September 30, 2016, and the results of operations for the three months ended September 30, 2016 and 2015 and the cash flows for the three months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2016 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2016, and included in the Annual Report on Form 10-K on file with the SEC.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles ("GAAP") in the United States of America. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, and loss contingencies.
Translation of Foreign Currency Statements
A significant portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2016 and 2015, net foreign currency losses of $0.1 million and $0.2 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in September 2016 and were not designated for hedge accounting. For the three months ended September 30, 2016 and 2015, realized losses of $0.1 million and $9,000, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at September 30, 2016.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2016, the Company had $6.2 million in cash accounts that were held primarily at one financial institution and $4.0 million in accounts at other financial institutions. As of September 30, 2016 and June 30, 2016, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2016 and June 30, 2016 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of September 30, 2016 is not necessary. No bad debt expense has been recorded for the periods ended September 30, 2016 and September 30, 2015.
Inventory
As of September 30, 2016 and June 30, 2016, inventory consisted of (in thousands):

	September 30, 2016	June 30, 2016
Finished goods	$12,850	$14,852
Raw materials	11,067	10,264
Total inventory	$23,917	$25,116
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.9 million and $0.4 million at September 30, 2016 and June 30, 2016, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2016 and June 30, 2016, the Company’s reserve balance for returns and allowances was approximately $0.3 million and $0.3 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the three months ended September 30, 2016 and 2015 were approximately $0.3 million and $0.2 million, respectively.
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
For the three months ended September 30, 2016 and 2015 the Company recognized income tax expense of $0.5 million and $0.6 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the three months ended September 30, 2016 effective rate of 29.7% and the

Federal statutory rate of 35.0% is due primarily to the effect of certain permanent differences, discrete items and return to provision adjustments.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2016 the effects of approximately 46,000 common shares issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three months ended September 30, 2015 the effects of approximately 0.5 million common shares issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended September 30,
	2016	2015
Numerator:
Net income	$1,180	$1,066
Denominator:
Basic weighted-average common shares outstanding	13,820	13,709
Effect of dilutive securities:
Stock awards and options	601	59
Warrants	45	62
Diluted weighted-average common shares outstanding	14,466	13,830
Net income per share, basic	$0.09	$0.08
Net income per share, diluted	$0.08	$0.08
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

	For the Three Months Ended September 30,
	2016	2015
Americas	$40,135	$34,726
Asia/Pacific & Europe	14,759	10,626
Total revenues	$54,894	$45,352

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended September 30,
	2016	2015
United States	$38,618	$33,496
Japan	$10,607	$8,593
As of September 30, 2016, long-lived assets were $6.7 million in the United States and $1.3 million in Japan. As of June 30, 2016, long-lived assets were $4.2 million in the United States and $1.3 million in Japan.
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
In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets or liabilities be classified as noncurrent in the classified statement of financial position. The Company early adopted this update prospectively during the quarter ended September 30, 2016, which resulted in the reclassification of the deferred taxes from current to noncurrent on the balance sheet. Prior period balances were not retrospectively adjusted.
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
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of the accounting for share-based compensation transactions, including the income tax consequences, forfeitures, statutory withholding requirements and cash flow classification for applicable transactions, in an effort to reduce costs and complexity associated with these transactions while maintaining the usefulness of financial information. Prior to this update, all excess tax benefits were recognized in additional paid in capital ("APIC") and accumulated in an APIC pool and any tax deficiencies realized were offset against the APIC pool to the extent available, with any excess amounts recognized in the income statement. Under this new amendment, any excess tax benefits or deficiencies resulting from the exercise, vesting or settlement of share-based payment transactions will be recognized in the income statement as tax benefits or expenses prospectively from the date of adoption. Estimating forfeitures as part of the recognition of compensation costs is no longer required, rather, an entity can make the election to account for forfeitures when they occur. The Company early adopted this update during the quarter ended September 30, 2016 and began recording the excess tax benefits to the income statement. The Company elected to continue estimating forfeitures as part of its share-based compensation accounting policy.

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
On May 1, 2015, the Company entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that the Company was required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that the Company make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2016.
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
The principal amount of the October 2013 Term Loan was payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matured on the earlier of October 18, 2018 or such date as the outstanding loans became payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The October 2013 Term loan bore interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the three months ended September 30, 2016, the average interest rate was 8.75%. On March 30, 2016, the Company repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and certain debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of September 30, 2016, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, the Company was granted a waiver and extension to the covenants requiring the Company to provide the lender with audited financial statements for the Company's 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender has agreed to waive compliance with this requirement if the Company delivers such audited financial statements prior to December 31, 2016. See Note 8 to our unaudited condensed consolidated financial statements for a discussion of the limited waiver and extension.
During the three months ended September 30, 2016, the Company recorded interest expense of $8,000 related to the normal amortization of transaction costs associated with the March 2016 Credit Facility. At September 30, 2016, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the effective interest method over the term of the loan.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2017 (remaining nine months ending June 30, 2017)	$1,500
2018	2,000
2019	5,500
$9,000

Note 4 — Stockholders’ Equity
During the three months ended September 30, 2016, the Company issued 9,000 shares of restricted stock and 28,000 shares of common stock upon the exercise of warrants and options. During the three months ended September 30, 2016, 6,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2016, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2016, there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.2 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of September 30, 2016, there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.

The Company adopted a Performance Incentive Plan effective July 1, 2014 (the "Fiscal 2015 Performance Plan"). The Fiscal 2015 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2015 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2015 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate Performance Incentive Plans effective July 1, 2015 (the "Fiscal 2016 Performance Plan") and July 1, 2016 (the "Fiscal 2017 Performance Plan"). The Fiscal 2016 and 2017 Performance Plans include the same performance-based and service-based vesting requirements and payment terms.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three months ended September 30, 2016, stock-based compensation of $0.7 million was reflected as an increase to additional paid-in capital and an increase of $0.1 million was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2015, stock-based compensation of $0.2 million was reflected as an increase to additional paid-in capital, all of which was employee related.
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
Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2016, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within these financial statements and footnotes.
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
Other Matters. In addition to the matters described above, the Company also may become involved in other litigation and regulatory matters incidental to its business and the matters disclosed in this Quarterly Report on Form 10-Q, including, but not limited to, product liability claims, regulatory actions, employment matters and commercial disputes. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Note 7 — Related Party Transactions
During the current fiscal year, there are two transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved will exceed $120,000 and in which any director, executive officer, holder of more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
During the three months ended September 30, 2016, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company pursuant to an Agreement for Services dated August 18, 2015 between the Company and Dinng, in the amount of $0.1 million. The Company's Chief Marketing Officer, Ryan Goodwin, is the founder of Dinng and currently serves as Dinng’s President and Creative Director. Mr. Goodwin and his wife are both salaried employees at Dinng.
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a 5% stockholder of the Company. During fiscal year 2017, the Company will pay $2.7 million to Real Salt Lake, pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and product marketing expenses.
Note 8 — Subsequent Events
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
Our Products
Our products are the Protandim® product line, the LifeVantage TrueScience® skin care regimen, Axio®, the PhysIQ™ smart weight management system and Canine Health®. The Protandim® product line includes Protandim® NRF1 and Nrf2 synergizers. The Protandim® NRF1 synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 synergizer contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, TrueScience® Micro-Lift Serum and our enhanced TrueScience® Anti-Aging Cream, Axio® is our line of energy drink mixes formulated to promote alertness and support mental performance. Canine Health® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and the PhysIQ™ Protein Shake mix, all formulated to aid in weight management.
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

	Active Preferred Customers By Region
	September 30,
	2016		2015		Change from Prior Year	Percent Change
Americas	91,000	79.8%	93,000	81.6%	(2,000)	(2.2)%
Asia/Pacific & Europe	23,000	20.2%	21,000	18.4%	2,000	9.5%
	114,000	100.0%	114,000	100.0%	—	—%

	Active Independent Distributors By Region
	September 30,
	2016		2015		Change from Prior Year	Percent Change
Americas	48,000	70.6%	44,000	68.7%	4,000	9.1%
Asia/Pacific & Europe	20,000	29.4%	20,000	31.3%	—	—%
	68,000	100.0%	64,000	100.0%	4,000	6.3%

Three months Ended September 30, 2016 compared to the Three months Ended September 30, 2015
Revenue. We generated net revenue of $54.9 million and $45.4 million during the three months ended September 30, 2016 and 2015, respectively. Foreign currency fluctuations positively impacted our revenue $2.1 million or 4.6% during the three months ended September 30, 2016. During the three months ended September 30, 2016 and 2015, we estimate that approximately $3 million and $2 million in net revenue, respectively, related to sales of our products to independent distributors who may have carried or shipped such products into countries in which our products are not registered or that otherwise impose stringent restrictions on our direct selling model. Looking forward, we have taken steps to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. Nevertheless, we expect that our revenue in future periods from sales of our products that are carried or shipped into these countries will be significantly lower than fiscal 2016.
Americas. The following table sets forth revenue for the three months ended September 30, 2016 and 2015 for the Americas region (in thousands):

	For the Three Months Ended September 30,
	2016	2015	% Change
United States	$38,618	$33,496	15.3%
Other	1,517	1,230	23.3%
Americas Total	$40,135	$34,726	15.6%
Revenue in the Americas region for the three months ended September 30, 2016 increased $5.4 million or 15.6% from the prior year same period. The increase in revenue is due to higher volume of product sales in the United States and Canada, increased sales associated with new products including the Protandim® NRF1 synergizer and the PhysIQ™ smart weight management system, and an increase in active distributors in the Americas region as compared to the prior year same period.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2016 and 2015 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the Three Months Ended September 30,
	2016	2015	% Change
Japan	$10,607	$8,593	23.4%
Hong Kong	2,623	1,179	122.5%
Other	1,529	854	79.0%
Asia/Pacific & Europe Total	$14,759	$10,626	38.9%
Revenue in the Asia/Pacific & Europe region was positively impacted $2.1 million or 19.9% during the three months ended September 30, 2016 by foreign currency exchange rate fluctuations.
During the three months ended September 30, 2016, the Japanese yen continued to strengthen against the U.S. dollar as it had during the prior 2 calendar quarters, positively impacting our revenue for the quarter in this market by $1.7 million or 20.1%. In addition to the positive impact of foreign currency fluctuations for the three months ended September 30, 2016, product sales volume and the number of active preferred customers increased in the region compared to the prior year period.
All of our sales and marketing efforts continue to be directed toward building our worldwide sales. We expect increased revenue in the Americas region as we focus on our growth initiatives, specifically the development and expansion of new distributor tools, training and technology and the continued scientific research and introduction of new products. During the prior fiscal year we held cyber launches for both our PhysIQ™ smart weight management system and the Protandim® NRF1 synergizer, both of which expanded our product offerings and have contributed to the increased sales. We expect revenue in the Asia/Pacific and Europe region to increase moderately as we focus on strengthening our sales and marketing efforts, including the global expansion of our product lines, the creation of country-specific marketing tools and materials and expanding our geographic reach and ensuring that our products are not distributed or sold into countries without complying with applicable customs, duties and other regulatory requirements.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2016 and 2015 was 83.9% and 84.6%, respectively.
As a percentage of total revenue, cost of sales for the three months ended September 30, 2016 increased to 16.1% from 15.4% for the three months ended September 30, 2015. The increase in cost of sales for the three months ended September 30, 2016, as compared to the prior year same period, is due primarily to changes in product sales mix due in part to the launch of several new products and increased costs associated with the shipment, storage, handling and quality testing of inventory.
Operating Expenses. Total operating expenses during the three months ended September 30, 2016 increased to $44.1 million or 80.3% of revenues as compared to operating expenses of $35.7 million or 78.7% of revenues during the three months ended September 30, 2015. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2016 were $26.3 million or 47.9% of revenues as compared to commissions and incentives expenses of $22.0 million or 48.6% of revenues for the three months ended September 30, 2015.
The increase in commissions and incentives expenses for the three months ended September 30, 2016 was due primarily to increased sales as compared to the prior year period and increased incentives expenses incurred. As a percentage of revenue, commissions and incentives decreased as compared to the prior year same period due to small changes to the compensation and incentives programs.
We expect our commissions and incentives expenses to remain relatively stable as a percentage of net sales during the remainder of fiscal 2017, with some fluctuations caused by changes to the compensation and incentives plan and the timing of promotional initiatives held during the year.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2016 were $17.8 million or 32.4% of revenues as compared to selling, general and administrative expenses of $13.7 million or 30.1% of revenues for the three months ended September 30, 2015.
The increase in selling, general and administrative expenses during the three months ended September 30, 2016 compared to the prior year same period was primarily due to increased legal and accounting expenses associated with the ongoing independent review conducted by the Audit Committee. Additionally, event expenses increased related to our July 2016 Elite Academy and salaries, employee benefits and stock compensation expenses increased due to increased head count compared to the prior year period. These increases were partially offset by decreases in executive severance expenses incurred during the prior year period.
We expect our selling, general and administrative expenses as a percentage of revenue to decrease slightly during the remainder of fiscal year 2017 as our Audit Committee completes its independent review and we continue to refine our strategic initiatives and coordinate our spending with sales trends and geographic expansion.
Total Other Expense. During the three months ended September 30, 2016, we recognized net other expenses of $0.3 million as compared to net other expenses of $1.0 million for the three months ended September 30, 2015. Total other expense for the three months ended September 30, 2016 consisted primarily of interest expense and net foreign currency losses.
The following table sets forth interest expense for the three months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Contractual interest expense:
2013 Term Loan	$—	$559
2016 Term Loan	120	—
Amortization of deferred financing fees:
2013 Term Loan	—	104
2016 Term Loan	3	—
Amortization of debt discount:
2013 Term Loan	—	81
2016 Term Loan	5	—
Other	9	5
Total interest expense	$137	$749
Income Tax Expense. We recognized income tax expense of $0.5 million for the three months ended September 30, 2016 as compared to income tax expense of $0.6 million for the three months ended September 30, 2015.
The effective tax rate was 29.7% of pre-tax income during the three months ended September 30, 2016, compared to 37.5% for the same prior year period. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the prior year period is due to changes in certain permanent and discrete items, return to provision adjustments and benefits related to foreign tax rate differences due to our permanent reinvestment assertion.
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
As of September 30, 2016, our available liquidity was $10.2 million, including available cash and cash equivalents. This represents an increase of $2.3 million from the $7.9 million in cash and cash equivalents as of June 30, 2016.
During the three months ended September 30, 2016, our net cash provided by operating activities was $2.9 million as compared to net cash provided by operating activities of $2.8 million during the three months ended September 30, 2015.
During the three months ended September 30, 2016, our net cash used in investing activities was $0.1 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2015, our net cash used in investing activities was $3,000, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2016 was $0.5 million compared to cash used in financing activities of $3.1 million during the three months ended September 30, 2015. Cash used in financing activities during the three months ended September 30, 2016 included $0.5 million in principal payments on the March 2016 Term Loan. Cash used in financing activities during the three months ended September 30, 2015 was comprised primarily of $3.1 million in principal payments on the October 2013 Term Loan.
At September 30, 2016 and June 30, 2016, the total amount of our foreign subsidiary cash was $6.3 million and $5.1 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of September 30, 2016, our U.S. consolidated group had approximately $0.9 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At September 30, 2016, we had working capital (current assets minus current liabilities) of $12.9 million, compared to working capital of $13.9 million at June 30, 2016. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
On May 1, 2015, we entered into an Amendment No. 1 to Financing Agreement ("Amendment No. 1"). Amendment No. 1 revised the covenants relating to minimum consolidated EBITDA (as defined in the Financing Agreement) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that we were required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that we make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during our fourth quarter of fiscal year 2016.
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

As of September 30, 2016, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility; provided, however that on October 24, 2016, we were granted a waiver and extension to the covenants requiring us to provide the lender with audited financial statements for the Company’s 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender has agreed to waive compliance with this requirement if we deliver such audited financial statements prior to December 31, 2016. See Note 3 to our Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of the limited waiver and extension. Other than the delivery of the audited financial statement described above, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2016, our shipment of products sold totaling $16.3 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at September 30, 2016, compared with $0.3 million at June 30, 2016. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.6 million of obsolescence costs for the three months ended September 30, 2016.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$9,000	$2,000	$7,000	$—	$—
Interest on long-term debt obligations	843	412	431	—	—
Operating lease obligations	10,939	2,369	3,795	4,170	605
Total	$20,782	$4,781	$11,226	$4,170	$605
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
Foreign Currency Risk
During the three months ended September 30, 2016, approximately 29.6% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2016, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.7% decrease of our three months ended September 30, 2016 revenue, in the amount of $1.5 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management identified certain design deficiencies in our internal control over financial reporting related to the lack of sufficient controls surrounding our international business policies, practices, monitoring and training as described below. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016.
Audit Committee Independent Review
On November 10, 2016, we announced the delayed filing of this Quarterly Report on Form 10-Q to continue to allow the Audit Committee of our Board of Directors to conduct an independent review related to the distribution of our products into countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews by Company personnel, which were further informed by the content of employee complaints. The Audit Committee retained independent counsel to assist it in conducting the review. Based on its independent review, the Audit Committee determined that (i) we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model; (ii) we allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as independent distributors; and (iii) we did not have in place sufficient controls governing our international business policies, practices, monitoring and training to provide reasonable assurance that such distribution of our products complied with applicable customs, duties and other regulatory requirements. The inadequate controls and processes related to the lack of documented country-specific policies and procedures governing the (i) distributor enrollment policies and procedures; (ii) approved distributor payment and collection methods; (iii) methods for shipping and order fulfillment; (iv) approval requirements for transactions with distributors outside of our approved compensation plans; and (v) lack of change controls related to changes to existing country-specific policies and procedures. In addition, we had inadequate controls in place related to the training, monitoring and oversight of our personnel who were involved with our international business operations. Accordingly, we identified a material weakness in our internal controls over financial reporting.
Notwithstanding this material weakness, our management and Audit Committee concluded that the revenue related to the sales that were the subject of the Audit Committee’s independent review was properly recognized and that no tax or other accruals relating to such sales were necessary. In making this determination, we obtained international tax and legal advice from external accounting and law firms that have relevant country-specific expertise regarding our potential obligations and liabilities associated with the import and distribution of our products into the countries described above. Based on this advice, we have not established a loss contingency accrual for potential import or other liabilities in these countries, as we believe the likelihood of any such liabilities being assessed against the Company is remote, in part, based on the evaluation of country-specific import laws and regulations and on our actions to stop or restrict the processes used by independent distributors to carry or ship our products into countries where such products are not registered. Accordingly, our management and Audit Committee concluded that (i) the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America and (ii) no restatement of prior period financial statements is required.
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

Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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

PART II Other Information
Item 1. Legal Proceedings
See Note 6 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of the Company's legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on December 12, 2016. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on December 12, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were 26,883 shares of our common stock issued during the three months ended September 30, 2016 due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended September 30, 2016.
During the quarter ended September 30, 2016, we withheld 5,226 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: December 12, 2016	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2016	/s/ Mark Jaggi
Mark Jaggi Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and June 30, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2016; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing