Form 10-K/A
period 2016-06-30
Lifevantage Corp
filed 2016-12-14
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
Amendment No. 1 to
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
________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
LifeVantage Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended June 30, 2016, which was originally filed on December 12, 2016 (the “Original Filing”). This Amendment is being filed solely to amend the certifications by our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), which were filed as Exhibits 32.1 and 32.2 to the Original Filing, which inadvertently referenced an incorrect date. The corrected certifications are filed as Exhibits 32.1 and 32.2 to this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are being filed as part of this report:

Exhibits
See the Exhibit Index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeVantage Corporation. a Colorado corporation

By:	/s/ Mark Jaggi
Mark Jaggi
Its:	Chief Financial Officer
Date:	December 14, 2016

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.