Form 10-Q
period 2016-12-31
Lifevantage Corp
filed 2017-02-08
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 3, 2017 was 14,100,085.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Matters relating to our audit committee's independent review into sales of our products in certain international markets;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Potential adverse effects on our business and stock price due to ineffective internal controls;

•	Inability to manage financial reporting and internal control systems and processes and maintain appropriate level of internal control over financial reporting;

•	Inability to properly manage, motivate and retain our independent distributors or to attract new independent distributors on an ongoing basis;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Inability of new products and technological innovations to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Deterioration of global economic conditions;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Dependence upon a few products for revenue;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our skin care products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Inability to raise future capital when needed or complete desired acquisitions;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock; and

•	Dilution of outstanding voting shares if holders of our existing warrants and options exercise their securities for shares of common stock and future vesting of Performance Stock Units.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	December 31, 2016	June 30, 2016
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$11,731	$7,883
Accounts receivable	717	1,552
Income tax receivable	903	—
Inventory, net	21,377	25,116
Current deferred income tax asset	—	2,776
Prepaid expenses and deposits	1,993	5,082
Total current assets	36,721	42,409

Property and equipment, net	2,885	3,456
Intangible assets, net	1,698	1,744
Long-term deferred income tax asset	3,906	1,130
Other long-term assets	1,305	1,520
TOTAL ASSETS	$46,515	$50,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,037	$8,891
Commissions payable	6,722	7,719
Income tax payable	—	1,206
Other accrued expenses	9,780	8,734
Current portion of long-term debt	2,000	2,000
Total current liabilities	23,539	28,550

Long-term debt
Principal amount	6,500	7,500
Less: unamortized discount and deferred offering costs	(76)	(91)
Long-term debt, net of unamortized discount and deferred offering costs	6,424	7,409
Other long-term liabilities	2,041	2,169
Total liabilities	32,004	38,128
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,054 and 14,028 issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	14	14
Additional paid-in capital	121,165	120,150
Accumulated deficit	(106,613)	(108,076)
Accumulated other comprehensive income (loss)	(55)	43
Total stockholders’ equity	14,511	12,131
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,515	$50,259
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
(In thousands, except per share data)
Revenue, net	$48,947	$51,995	$103,841	$97,347
Cost of sales	7,500	7,842	16,332	14,817
Gross profit	41,447	44,153	87,509	82,530
Operating expenses:
Commissions and incentives	23,540	27,297	49,836	49,340
Selling, general and administrative	17,207	13,824	34,987	27,487
Total operating expenses	40,747	41,121	84,823	76,827
Operating income	700	3,032	2,686	5,703
Other income (expense):
Interest expense	(138)	(619)	(275)	(1,368)
Other income (expense), net	(150)	6	(321)	(210)
Total other income (expense)	(288)	(613)	(596)	(1,578)
Income before income taxes	412	2,419	2,090	4,125
Income tax expense	(129)	(819)	(627)	(1,459)
Net income	$283	$1,600	$1,463	$2,666
Net income per share:
Basic	$0.02	$0.12	$0.11	$0.19
Diluted	$0.02	$0.11	$0.10	$0.19
Weighted-average shares outstanding:
Basic	13,840	13,718	13,830	13,714
Diluted	14,132	14,016	14,176	13,952
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(189)	9	(98)	26
Other comprehensive income (loss), net of tax	$(189)	$9	$(98)	$26
Comprehensive income	$94	$1,609	$1,365	$2,692
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2016	14,028	$14	$120,150	$(108,076)	$43	$12,131
Stock-based compensation	—	—	1,008	—	—	1,008
Exercise of options and warrants	29	—	7	—	—	7
Issuance of shares related to restricted stock	19	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(22)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(98)	(98)
Net income	—	—	—	1,463	—	1,463
Balances, December 31, 2016	14,054	$14	$121,165	$(106,613)	$(55)	$14,511
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2016	2015
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,463	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826	983
Stock-based compensation	1,515	580
Amortization of deferred financing fees	6	229
Amortization of debt discount	9	178
Deferred income tax	—	37
Changes in operating assets and liabilities:
Increase in receivables	(448)	(728)
Decrease / (increase) in inventory	3,366	(1,426)
Decrease in prepaid expenses and deposits	3,062	545
Decrease in long-term assets	72	223
(Decrease) / increase in accounts payable	(3,791)	674
Increase in accrued expenses	135	3,072
(Decrease) / increase in other long-term liabilities	(1,115)	1,473
Net Cash Provided by Operating Activities	5,100	8,506
Cash Flows from Investing Activities:
Purchase of equipment	(237)	(333)
Net Cash Used in Investing Activities	(237)	(333)
Cash Flows from Financing Activities:
Excess tax benefit from stock-based compensation	—	405
Payment on term loan	(1,000)	(6,813)
Exercise of options and warrants	7	84
Net Cash Used in Financing Activities	(993)	(6,324)
Foreign Currency Effect on Cash	(22)	65
Increase in Cash and Cash Equivalents:	3,848	1,914
Cash and Cash Equivalents — beginning of period	7,883	13,905
Cash and Cash Equivalents — end of period	$11,731	$15,819
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$233	$954
Cash paid for income taxes	$1,682	$1,026
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of its financial position as of December 31, 2016, and the results of operations for the three and six months ended December 31, 2016 and 2015, respectively, and the cash flows for the six months ended December 31, 2016 and 2015, respectively. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2016 and 2015, net foreign currency losses of $0.3 million and $4,000, respectively, are recorded in other income (expense), net. For the six months ended December 31, 2016 and 2015, net foreign currency losses of $0.4 million and $0.2 million, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in December 2016 and were not designated for hedge accounting. For the three months ended December 31, 2016 and 2015, realized gains of $0.2 million and $2,000, respectively, related to forward contracts, are recorded in other income (expense), net. For the six months ended December 31, 2016 and 2015, a realized gain of $0.1 million and a loss of $7,000, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at December 31, 2016.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2016, the Company had $8.4 million in cash accounts that were held primarily at one financial institution and $3.3 million in accounts at other financial institutions. As of December 31, 2016 and June 30, 2016, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2016 and June 30, 2016 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of December 31, 2016 is not necessary. No bad debt expense has been recorded for the periods ended December 31, 2016 and December 31, 2015.
Inventory
As of December 31, 2016 and June 30, 2016, inventory consisted of (in thousands):

	December 31, 2016	June 30, 2016
Finished goods	$10,663	$14,852
Raw materials	10,714	10,264
Total inventory	$21,377	$25,116
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.6 million and $0.4 million at December 31, 2016 and June 30, 2016, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of

December 31, 2016 and June 30, 2016, the Company’s reserve balance for returns and allowances was approximately $0.4 million and $0.3 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the six months ended December 31, 2016 and 2015 were approximately $0.6 million and $0.5 million, respectively.
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
For the six months ended December 31, 2016 and 2015 the Company recognized income tax expense of $0.6 million and $1.5 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the six months ended December 31, 2016 effective rate of 30.0% and the Federal statutory rate of 35.0% is due primarily to the effect of certain permanent differences, discrete items, return to provision adjustments and benefits from our permanent reinvestment assertion.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three and six months ended December 31, 2016 the effects of approximately 0.1 million and 43,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and six months ended December 31, 2015 the effects of approximately 0.2 million and 0.2 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income	$283	$1,600	$1,463	$2,666
Denominator:
Basic weighted-average common shares outstanding	13,840	13,718	13,830	13,714
Effect of dilutive securities:
Stock awards and options	250	227	302	171
Warrants	42	71	44	67
Diluted weighted-average common shares outstanding	14,132	14,016	14,176	13,952
Net income per share, basic	$0.02	$0.12	$0.11	$0.19
Net income per share, diluted	$0.02	$0.11	$0.10	$0.19
Segment Information
The Company operates in a single operating segment by selling products to an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. Revenues by geographic region are as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Americas	$37,613	$40,055	$77,748	$74,781
Asia/Pacific & Europe	11,334	11,940	26,093	22,566
Total revenues	$48,947	$51,995	$103,841	$97,347

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
United States	$35,535	$38,761	$74,153	$72,257
Japan	$9,498	$9,220	$20,105	$17,813
As of December 31, 2016, long-lived assets were $6.6 million in the United States and $1.0 million in Japan. As of June 30, 2016, long-lived assets were $4.2 million in the United States and $1.3 million in Japan.
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
Subsequent to the release of the updated revenue recognition standard discussed above, FASB issued Accounting Standards Update (ASU) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These updates are intended to improve the operability and understandability of the implementation guidance for the updated revenue standard as it relates to the subjects noted. The amendments in these updates have the same effective date as ASC 606 as noted above, and the Company does not anticipate that these updates will have a significant impact on its revenue recognition policy or its consolidated financial statements.
In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets or liabilities be classified as noncurrent in the classified statement of financial position. The Company early adopted this update prospectively during the first quarter of fiscal 2017, which resulted in the reclassification of the deferred taxes from current to noncurrent on the balance sheet. Prior period balances were not retrospectively adjusted.
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
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of the accounting for share-based compensation transactions, including the income tax consequences, forfeitures, statutory withholding requirements and cash flow classification for applicable transactions, in an effort to reduce costs and complexity associated with these transactions while maintaining the usefulness of financial information. Prior to this update, all excess tax benefits were recognized in additional paid in capital ("APIC") and accumulated in an APIC pool and any tax deficiencies realized were offset against the APIC pool to the extent available, with any excess amounts recognized in the income statement. Under this new amendment, any excess tax benefits or deficiencies resulting from the exercise, vesting or settlement of share-based payment transactions will be recognized in the income statement as tax benefits or expenses prospectively from the date of adoption. Estimating forfeitures as part of the recognition of compensation costs is no longer required, rather, an entity can make the election to account for forfeitures when they occur. The Company early adopted this update during the first quarter of fiscal 2017 and began recording the excess tax benefits to the income statement. The Company elected to continue estimating forfeitures as part of its share-based compensation accounting policy.
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
The principal amount of the October 2013 Term Loan was payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matured on the earlier of October 18, 2018 or such date as the outstanding loans became payable in accordance with the terms of the Financing Agreement (the “Final Maturity Date”). The October 2013 Term loan bore interest at a rate equal to 7.5% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the Financing Agreement) plus 6.5% per annum, with such interest payable monthly. For the six months ended December 31, 2016, the average interest rate was 8.75%. On March 30, 2016, the Company repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and certain debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of December 31, 2016, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, the Company was granted a waiver and extension to covenants requiring the Company to provide the lender with audited financial statements for the Company's 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if the Company delivered such audited financial statements prior to December 31, 2016. In connection with the filing of the Company's Form 10-K on December 12, 2016, the Company delivered all required information to the lender to satisfy the requirement.
During the six months ended December 31, 2016, the Company recorded interest expense of $16,000 related to the normal amortization of transaction costs associated with the March 2016 Credit Facility. At December 31, 2016, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the effective interest method over the term of the loan.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2017 (remaining six months ending June 30, 2017)	$1,000
2018	2,000
2019	5,500
$8,500

Note 4 — Stockholders’ Equity
During the three and six months ended December 31, 2016, the Company issued 10,000 and 19,000 shares, respectively, of restricted stock and 1,000 and 29,000 shares, respectively, of common stock upon the exercise of warrants and options. During the three and six months ended December 31, 2016, 16,000 and 22,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2016, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2016, there were awards outstanding, net of awards expired, for the purchase in aggregate of 0.2 million shares of the Company's common stock.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of December 31, 2016, there were awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and six months ended December 31, 2016, stock-based compensation of $0.3 million and $1.0 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.1 million and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2015, stock-based compensation of $0.3 million and $0.5 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
On January 4, 2016, the Company awarded Performance Stock Units under the 2010 Long-Term Incentive Plan to its executive officers (the "Recipients") and, in March 2016, the Company and each Recipient entered into an amended and restated stock unit agreement (the "Restated Stock Unit Agreement") amending the terms of the January 2016 awards. Under the Restated Stock Unit Agreements, vesting for the Performance Stock Units occurs at the end of a three year performance period (the "Performance Period") and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service based requirement) and limitations otherwise set forth in the 2010 Long-Term Incentive Plan, each Performance Stock Unit represents a contingent right for the Recipient to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of Performance Stock Units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the Performance Period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the Performance Stock Units is based upon the Company's absolute TSR for the performance period compared to a matrix of fixed numeric values and the vesting for the other 50% of the Performance Stock Units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the Performance Stock Units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2016, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within these financial statements and footnotes.

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
Former Distributor Lawsuit: On November 20, 2013, the Company filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of our company. In the complaint, the Company alleges that the defendants breached a contract and misappropriated the Company's trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to the complaint. The defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20 million. On December 14, 2015, the Company filed a motion for summary judgment seeking judgment in its favor on the Company's breach of contract claim and dismissal of all defendants’ counterclaims. Also on December 14, 2015, defendants filed a motion for summary judgment seeking dismissal of the Company's claim for misappropriation of trade secrets and to dismiss the Company's judicial proceedings privilege defense against the defamation claim. The Court heard oral argument on the motions for summary judgment on May 17, 2016. The court granted summary judgment in favor of the Company on all claims except the defamation claim, which remains unresolved. The Company has not established a loss contingency accrual for this remaining counterclaim as to which the Company believes liability is not probable and estimable, and the Company plans to vigorously defend against this lawsuit. On January 20, 2017, the court denied the defendants renewed motion for summary judgment on its contract claim. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Class Action Lawsuit: On September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016).  In this action (now recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleges that the Company, its Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding the Company's internal controls and financial results for the first, second and third quarters of fiscal year 2016.  The initial complaint sought unspecified damages against the defendants on behalf of a class of purchasers of the Company’s stock between November 4, 2015 and September 13, 2016.  By stipulation filed October 7, 2016, the parties agreed that defendants need not respond to the initial complaint in the action until after a lead plaintiff is appointed pursuant to the Private Securities Litigation Reform Act of 1995, at which time the parties will meet and confer regarding the timing of the filing of an amended complaint and responses thereto.  On November 14, 2016, three motions for appointment as lead plaintiff were filed.  On December 13, 2016, the Court appointed Dale Blanch and Yvonne Cohen as lead plaintiffs and approved their selection of lead plaintiffs’ counsel.  On January 27, 2017, lead plaintiffs filed an amended complaint. Defendants must file their response thereto on or before March 13, 2017.  The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.

Derivative Action Lawsuit: On October 11, 2016, two purported shareholder derivative actions were filed in the Third District Court of the State of Utah, Salt Lake County, entitled Johnson v. Jensen, Case No. 160906320 MI (Utah Dist. filed Oct. 11, 2016), and Rupp v. Jensen, Case No. 160906321 MI (Utah Dist. filed Oct. 11, 2016).  In these actions (which are substantively identical), plaintiffs, purportedly on behalf of the Company, allege that the Company's Chief Executive Officer, Chief Financial Officer and members of the Board of Directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above.  On October 19, 2016, the Court entered an order consolidating the two actions under the Johnson case number, with the new caption In re LifeVantage Corp. Derivative Litigation, providing that defendants and nominal defendant need not respond to the initial complaints and directing the parties to meet and confer within thirty days on a schedule for further proceedings in this action.  On November 21, 2016, the Court approved a stipulation between the parties providing that (a) defendants and nominal defendant need not respond to the initial complaints and (b) within thirty days from the earlier of (i) the Company’s filing of its Form 10-K for fiscal year 2016 and (ii) plaintiffs’ filing of a consolidated amended complaint, the parties will meet and confer on a schedule regarding further proceedings in this action.  On January 10, 2017, the Court approved a stipulation between the parties providing that this action would be deferred (i.e., stayed) pending a ruling on defendants’ anticipated motion to dismiss the amended complaint in the Class Action Lawsuit.  The Company notes that although the plaintiffs in this action are seeking unspecified damages against the individual defendants on behalf of the Company, the Company owes certain indemnification obligations to these individual defendants under Delaware law and existing indemnification agreements. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the defendants plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 7 — Related Party Transactions
During the current fiscal year, there are three transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved will exceed $120,000 and in which any director, executive officer, holder of more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
During the six months ended December 31, 2016, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company pursuant to an Agreement for Services dated August 18, 2015 between the Company and Dinng, in the amount of $0.2 million. The Company's Chief Marketing Officer, Ryan Goodwin, is the founder of Dinng and currently serves as Dinng’s President and Creative Director. Mr. Goodwin and his wife are both salaried employees at Dinng.
During the six months ended December 31, 2016, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an Agreement for Services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. David Toole, a member of the Company's board of directors, is a majority owner and serves as the Chief Executive Officer of Outhink Inc.
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a 5% stockholder of the Company. During fiscal year 2017, the Company will pay $2.7 million to Real Salt Lake pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and product marketing expenses.
Note 8 — Subsequent Events
On January 18, 2017, the Company terminated the employment of Mark Jaggi, the Company's Chief Financial Officer. Also effective January 18, 2017, the Company appointed Gary Koos, through Cerius Interim Executive Solutions, to serve as the Company's interim Chief Financial Officer and its principal financial officer.

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

	Active Preferred Customers By Region
	December 31,
	2016		2015		Change from Prior Year	Percent Change
Americas	89,000	80.2%	96,000	82.1%	(7,000)	(7.3)%
Asia/Pacific & Europe	22,000	19.8%	21,000	17.9%	1,000	4.8%
	111,000	100.0%	117,000	100.0%	(6,000)	(5.1)%

	Active Independent Distributors By Region
	December 31,
	2016		2015		Change from Prior Year	Percent Change
Americas	46,000	73.0%	46,000	68.7%	—	—%
Asia/Pacific & Europe	17,000	27.0%	21,000	31.3%	(4,000)	(19.0)%
	63,000	100.0%	67,000	100.0%	(4,000)	(6.0)%

Three and Six months Ended December 31, 2016 compared to the Three and Six months Ended December 31, 2015
Revenue. We generated net revenue of $48.9 million and $52.0 million during the three months ended December 31, 2016 and 2015, respectively. We generated net revenue of $103.8 million and $97.3 million during the six months ended December 31, 2016 and 2015, respectively. Foreign currency fluctuations positively impacted our revenue $1.3 million or 2.5% during the three months ended December 31, 2016 and positively impacted our revenue $3.4 million or 3.5% during the six months ended December 31, 2016. During the three months ended December 31, 2016, revenues in our United States and Hong Kong markets decreased as compared to the prior year period as we began taking steps, following the completion of the independent review conducted by the audit committee of the board of directors, to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. Nevertheless, we expect that our revenue in future periods from sales of our products that are carried or shipped into these countries will be significantly lower than fiscal 2016.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2016 and 2015 for the Americas region (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2016	2015	% Change	2016	2015	% Change
United States	$35,535	$38,761	(8.3)%	$74,153	$72,257	2.6%
Other	2,078	1,294	60.6%	3,595	2,524	42.4%
Americas Total	$37,613	$40,055	(6.1)%	$77,748	$74,781	4.0%
Revenue in the Americas region for the three and six months ended December 31, 2016 decreased $2.4 million or 6.1% and increased $3.0 million or 4.0%, respectively, from the prior year same periods. The decrease in revenue for the three months ended December 31, 2016 is due to a decrease in the number of active preferred customers during the period and lower revenues associated with our October 2016 elite academy that was held during the current period as compared to the October 2015 global convention that was held during the prior year same period. The increase in revenue for the six months ended December 31, 2016 is due to higher volume of product sales in the United States and Mexico during the first fiscal quarter including new product revenue from the PhysIQ™ smart weight management system, driven by increased active distributors and preferred customers during that quarter. These increases were partially offset by the decreased revenues during the three months ended December 31, 2016 as discussed above.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2016 and 2015 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2016	2015	% Change	2016	2015	% Change
Japan	$9,498	$9,220	3.0%	$20,105	$17,813	12.9%
Hong Kong	721	2,000	(64.0)%	3,344	3,179	5.2%
Other	1,115	720	54.9%	2,644	1,574	68.0%
Asia/Pacific & Europe Total	$11,334	$11,940	(5.1)%	$26,093	$22,566	15.6%
Revenue in the Asia/Pacific & Europe region was positively impacted approximately $1.3 million or 9.4% and $3.4 million or 13.2% during the three and six months ended December 31, 2016, respectively, by foreign currency exchange rate fluctuations.
During the three and six months ended December 31, 2016 the Japanese yen continued to strengthen against the U.S. dollar, positively impacting our revenue in this market by $0.9 million or 10.3% and $2.7 million or 15.0%, respectively. Excluding the impact of foreign currency fluctuations, local currency revenues in Japan decreased during the three and six months ended December 31, 2016 due to lower product sales volume and an overall decrease in the number of active distributors in Japan compared to the prior year periods.
All of our sales and marketing efforts continue to be directed toward building our worldwide sales. We expect increased revenue in the Americas region as we focus on our growth initiatives, specifically the development and expansion of new distributor tools, training and technology and the continued scientific research and introduction of new products. During the prior fiscal year we held cyber launches for both our PhysIQ™ smart weight management system and the Protandim® NRF1 synergizer, both of which expanded our product offerings which have contributed to our increased year-to-date sales. We expect revenue in the Asia/Pacific and Europe region to increase moderately as we focus on strengthening our sales and marketing efforts, including the global expansion of our product lines, the creation of country-specific marketing tools and materials and expanding our geographic reach while seeking to ensure that our products are not distributed or sold into countries without complying with applicable customs, duties and other regulatory requirements.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2016 and 2015 was 84.7% and 84.9%, respectively. Our gross profit percentage for the six months ended December 31, 2016 and 2015 was 84.3% and 84.8%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2016 increased to 15.3% compared to 15.1% for the three months ended December 31, 2015 and increased for the six months ended December 31, 2016 to 15.7% from 15.2% for the six months ended December 31, 2015. The increase in cost of sales as a percentage of revenue for the three and six months ended December 31, 2016, as compared to the prior year same periods, is due primarily to changes in product sales mix, due in part to the launch of several new products during the preceding year, resulting in higher costs of goods sold as a percentage of revenue. Gross margin also decreased as a percentage of revenue due to increased costs associated with the shipment, storage, handling, quality testing and obsolescence of inventory.
Operating Expenses. Total operating expenses during the three months ended December 31, 2016 increased to $40.7 million, or 83.2% of revenues as compared to operating expenses of $41.1 million or 79.1% of revenues during the three months ended December 31, 2015. Total operating expenses during the six months ended December 31, 2016 increased to $84.8 million or 81.7% of revenues as compared to operating expenses of $76.8 million or 78.9% of revenues during the six months ended December 31, 2015. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2016 were $23.5 million or 48.1% of revenues as compared to commissions and incentives expenses of $27.3 million or 52.5% of revenues for the three months ended December 31, 2015. Commissions and incentives expenses during the six months ended December 31, 2016 were $49.8 million or 48.0% of revenues as compared to commissions and incentives expenses of $49.3 million or 50.7% of revenues for the six months ended December 31, 2015.
The decrease in commissions and incentives expenses for the three months ended December 31, 2016 was driven mainly by an overall decrease in sales compared to the prior year period. Commissions and incentives expenses as a percentage of revenues decreased for the same period, which is the result of refinements made to the Company's programs designed to attract new leaders, drive sales growth, and enhance international market expansion.

The increase in commissions and incentives expenses for the six months ended December 31, 2016 was driven mainly by an overall increase in sales compared to the prior year period. Commissions and incentives expenses as a percentage of revenues decreased for the six months ended December 31, 2016 compared to the prior year period which is the result of refinements made to the Company's programs designed to attract new leaders, drive sales growth, and enhance international market expansion.
We expect our commissions and incentives expenses to remain consistent during the remainder of fiscal 2017 as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2016 were $17.2 million as compared to selling, general and administrative expenses of $13.8 million for the three months ended December 31, 2015. Selling, general and administrative expenses during the six months ended December 31, 2016 were $35.0 million as compared to selling, general and administrative expenses of $27.5 million for the six months ended December 31, 2015.
The increase in selling, general and administrative expenses during the three months ended December 31, 2016 compared to the prior year same period was primarily due to increased legal and accounting expenses associated with the independent review conducted by the Audit Committee that was completed during the quarter. Additionally, expenses associated with employee salaries and benefits increased due to increased head count compared to the prior year period. These increases were partially offset by decreases in event expenses related to the October 2016 elite academy held during the current period as compared to the October 2015 global convention that was held during the prior year period.
The increase in selling, general and administrative expenses during the six months ended December 31, 2016 compared to the prior year same period was due primarily to increased legal and accounting expenses associated with the independent review conducted by the Audit Committee that was completed during the quarter. Expenses associated with employee salaries, benefits, and stock compensation increased as a result of increased head count compared to the prior year period and total event expenses increased as compared to the prior year period due to increased attendance at the current year events.
We expect our selling, general and administrative expenses as a percentage of revenue to decrease slightly during the remainder of fiscal year 2017 as the Audit Committee has completed its independent review and as we continue to refine our strategic initiatives and coordinate our spending with sales trends and geographic expansion.
Total Other Income (Expense). During the three and six months ended December 31, 2016, we recognized net other expenses of $0.3 million and $0.6 million, respectively, as compared to net other expenses of $0.6 million and $1.6 million for the three and six months ended December 31, 2015, respectively.
Total other income (expense) for the three and six months ended December 31, 2016 consisted primarily of interest expense and net currency losses.
The following table sets forth interest expense for the three and six months ended December 31, 2016 and 2015 (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Contractual interest expense:
2013 Term Loan	$—	$395	$—	$954
2016 Term Loan	113	—	233	—
Amortization of deferred financing fees:
2013 Term Loan	—	125	—	229
2016 Term Loan	3	—	6	—
Amortization of debt discount:
2013 Term Loan	—	97	—	178
2016 Term Loan	5	—	10	—
Other	17	2	26	7
Total interest expense	$138	$619	$275	$1,368

Income Tax Expense. We recognized income tax expense of $0.1 million and $0.6 million for the three and six months ended December 31, 2016, respectively, as compared to income tax expense of $0.8 million and $1.5 million for the three and six months ended December 31, 2015, respectively.
The effective tax rate was 31.3% and 30.0%, respectively, of pre-tax income during the three and six months ended December 31, 2016, compared to 33.9% and 35.4% for the same prior year periods. The decrease in the effective tax rate for the three and six months ended December 31, 2016 compared to the prior year periods is due to changes in certain permanent and discrete items, return to provision adjustments and benefits related to foreign tax rate differences due to our permanent reinvestment assertion.
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
As of December 31, 2016, our available liquidity was $11.7 million, including available cash and cash equivalents. This represents an increase of $3.8 million from the $7.9 million in cash and cash equivalents as of June 30, 2016.
During the six months ended December 31, 2016, our net cash provided by operating activities was $5.1 million as compared to net cash provided by operating activities of $8.5 million during the six months ended December 31, 2015.
During the six months ended December 31, 2016, our net cash used in investing activities was $0.2 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2015, our net cash used in investing activities was $0.3 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2016 was $1.0 million, which was comprised of $1.0 million in principal payments on the March 2016 Term Loan. Cash used in financing activities during the six months ended December 31, 2015 was $6.3 million, which was comprised primarily of $6.8 million in principal payments on the October 2013 Term Loan, partially offset by benefits related to the vesting of equity awards during the prior year period.
At December 31, 2016 and June 30, 2016, the total amount of our foreign subsidiary cash was $5.9 million and $5.1 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2016, our U.S. consolidated group had approximately $1.2 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At December 31, 2016, we had working capital (current assets minus current liabilities) of $13.2 million, compared to working capital of $13.9 million at June 30, 2016. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2016, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, we were granted a waiver and extension to covenants requiring us to provide the lender with audited financial statements for our 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if we delivered such audited financial statements prior to December 31, 2016. In connection with the filing of our Form 10-K on December 12, 2016, we delivered all required information to the lender to satisfy the requirement. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
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

As of December 31, 2016, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2016, our shipment of products sold totaling $15.6 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.4 million at December 31, 2016, compared with $0.3 million at June 30, 2016. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.1 million of obsolescence costs for the three months ended December 31, 2016.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$8,500	$2,000	$6,500	$—	$—
Interest on long-term debt obligations	730	387	343	—	—
Operating lease obligations	10,210	1,955	3,810	4,203	242
Total	$19,440	$4,342	$10,653	$4,203	$242
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
Foreign Currency Risk
During the six months ended December 31, 2016, approximately 28.6% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2016, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.6% decrease of our six months ended December 31, 2016 revenue, in the amount of $2.7 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management identified certain design deficiencies in our internal control over financial reporting related to the lack of sufficient controls surrounding our international business policies, practices, monitoring and training as described below. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2016.
Audit Committee Independent Review
As we have previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, the Audit Committee of our Board of Directors conducted an independent review related to the distribution of our products into countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews by Company personnel, which were further informed by the content of employee complaints. The Audit Committee retained independent counsel to assist it in conducting the review. Based on its independent review, the Audit Committee determined that (i) we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model; (ii) we allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as independent distributors; and (iii) we did not have in place sufficient controls governing our international business policies, practices, monitoring and training to provide reasonable assurance that such distribution of our products complied with applicable customs, duties and other regulatory requirements. The inadequate controls and processes related to the lack of documented country-specific policies and procedures governing the (i) distributor enrollment policies and procedures; (ii) approved distributor payment and collection methods; (iii) methods for shipping and order fulfillment; (iv) approval requirements for transactions with distributors outside of our approved compensation plans; and (v) lack of change controls related to changes to existing country-specific policies and procedures. In addition, we had inadequate controls in place related to the training, monitoring and oversight of our personnel who were involved with our international business operations. Accordingly, we identified a material weakness in our internal controls over financial reporting.
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
In addition, as we implement country-specific policies, we are requiring that we obtain international tax and legal advice from external accounting and law firms that have relevant country-specific expertise to help ensure that potential international tax and legal issues are appropriately identified and addressed. We have also started the process of evaluating and re-allocating personnel resources to ensure that each market has adequate resources to support our remediation efforts and our new processes and controls. We are also in the process of establishing and conducting company-wide training programs on our new policies and controls.
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of our common stock issued during the three months ended December 31, 2016 due to the exercise of warrants.
We did not purchase any shares of our common stock during the quarter ended December 31, 2016.
During the quarter ended December 31, 2016, we withheld 5,880 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: February 8, 2017	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2017	/s/ Gary Koos
Gary Koos Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

10.1	Separation Agreement and General Release between Robert Urban and the Company	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2016; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing