Form 10-Q
period 2017-03-31
Lifevantage Corp
filed 2017-05-10
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 5, 2017 was 14,232,609.

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

LIFEVANTAGE CORPORATION

PART I Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of,
	March 31, 2017	June 30, 2016
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$9,202	$7,883
Accounts receivable	1,151	1,552
Income tax receivable	2,631	—
Inventory, net	19,145	25,116
Current deferred income tax asset	—	2,776
Prepaid expenses and deposits	5,718	5,082
Total current assets	37,847	42,409

Property and equipment, net	2,878	3,456
Intangible assets, net	1,665	1,744
Long-term deferred income tax asset	3,018	1,130
Other long-term assets	1,335	1,520
TOTAL ASSETS	$46,743	$50,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,493	$8,891
Commissions payable	6,851	7,719
Income tax payable	—	1,206
Other accrued expenses	9,567	8,734
Current portion of long-term debt	2,000	2,000
Total current liabilities	24,911	28,550

Long-term debt
Principal amount	6,000	7,500
Less: unamortized discount and deferred offering costs	(68)	(91)
Long-term debt, net of unamortized discount and deferred offering costs	5,932	7,409
Other long-term liabilities	2,005	2,169
Total liabilities	32,848	38,128
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,232 and 14,028 issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	14	14
Additional paid-in capital	120,462	120,150
Accumulated deficit	(106,552)	(108,076)
Accumulated other comprehensive income (loss)	(29)	43
Total stockholders’ equity	13,895	12,131
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,743	$50,259
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
(In thousands, except per share data)
Revenue, net	$45,007	$56,160	$148,848	$153,507
Cost of sales	8,233	9,714	24,565	24,531
Gross profit	36,774	46,446	124,283	128,976
Operating expenses:
Commissions and incentives	22,843	28,185	72,679	77,525
Selling, general and administrative	13,708	14,630	48,695	42,117
Total operating expenses	36,551	42,815	121,374	119,642
Operating income	223	3,631	2,909	9,334
Other expense:
Interest expense	(131)	(1,808)	(406)	(3,176)
Other expense, net	(32)	(46)	(353)	(256)
Total other expense	(163)	(1,854)	(759)	(3,432)
Income before income taxes	60	1,777	2,150	5,902
Income tax (expense) benefit	1	(774)	(626)	(2,233)
Net income	$61	$1,003	$1,524	$3,669
Net income per share:
Basic	$0.00	$0.07	$0.11	$0.27
Diluted	$0.00	$0.07	$0.11	$0.26
Weighted-average shares outstanding:
Basic	13,915	13,734	13,858	13,721
Diluted	14,105	14,128	14,122	14,072
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	26	102	(72)	128
Other comprehensive income (loss), net of tax	$26	$102	$(72)	$128
Comprehensive income	$87	$1,105	$1,452	$3,797
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2016	14,028	$14	$120,150	$(108,076)	$43	$12,131
Stock-based compensation	—	—	1,653	—	—	1,653
Exercise of options and warrants	75	—	(1,341)	—	—	(1,341)
Issuance of shares related to restricted stock	166	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(37)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(72)	(72)
Net income	—	—	—	1,524	—	1,524
Balances, March 31, 2017	14,232	$14	$120,462	$(106,552)	$(29)	$13,895
The accompanying notes are an integral part of these condensed consolidated statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2017	2016
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,524	$3,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,224	1,424
Stock-based compensation	1,792	1,577
Amortization of deferred financing fees	9	229
Amortization of debt discount	14	178
Write-off of capitalized debt transaction costs pursuant to debt refinance	—	1,544
Deferred income tax	888	37
Changes in operating assets and liabilities:
Increase in receivables	(2,287)	(1,006)
Decrease / (increase) in inventory	5,724	(7,683)
Decrease in prepaid expenses and deposits	1,564	570
Decrease in long-term assets	90	250
(Decrease) / increase in accounts payable	(4,561)	737
(Decrease) / increase in accrued expenses	(796)	3,955
(Decrease) / increase in other long-term liabilities	(564)	717
Net Cash Provided by Operating Activities	4,621	6,198
Cash Flows from Investing Activities:
Purchase of equipment	(464)	(499)
Net Cash Used in Investing Activities	(464)	(499)
Cash Flows from Financing Activities:
Proceeds from term loan	—	10,000
Payment of deferred financing fees	—	(99)
Excess tax benefit from stock-based compensation	(1,380)	361
Payment on term loan	(1,500)	(21,625)
Exercise of options and warrants	40	108
Net Cash Used in Financing Activities	(2,840)	(11,255)
Foreign Currency Effect on Cash	2	145
Increase (decrease) in Cash and Cash Equivalents:	1,319	(5,411)
Cash and Cash Equivalents — beginning of period	7,883	13,905
Cash and Cash Equivalents — end of period	$9,202	$8,494
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$116	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$338	$1,216
Cash paid for income taxes	$4,455	$1,373
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
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our scientifically-validated dietary supplement, LifeVantage TrueScience®, our line of anti-aging skin care products, Petandim™, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our energy drink mixes, and PhysIQ™, our smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2017, and the results of operations for the three and nine months ended March 31, 2017 and 2016, respectively, and the cash flows for the nine months ended March 31, 2017 and 2016, respectively. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Translation of Foreign Currency Statements
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses and currency translation gains and losses on intercompany balances denominated in a foreign currency are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2017 and 2016, net foreign currency gains of $0.2 million and $0.2 million, respectively, are recorded in other expense, net. For the nine months ended March 31, 2017 and 2016, net foreign currency losses of $0.2 million and $22,000, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in March 2017 and were not designated for hedge accounting. For the three months ended March 31, 2017 and 2016, realized losses of $0.2 million and $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. For the nine months ended March 31, 2017 and 2016, realized losses of $0.1 million and $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at March 31, 2017.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2017, the Company had $5.7 million in cash accounts that were held primarily at one financial institution and $3.5 million in accounts at other financial institutions. As of March 31, 2017 and June 30, 2016, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2017 and June 30, 2016 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales as of March 31, 2017 is not necessary. No bad debt expense has been recorded for the periods ended March 31, 2017 and March 31, 2016.
Inventory
As of March 31, 2017 and June 30, 2016, inventory consisted of (in thousands):

	March 31, 2017	June 30, 2016
Finished goods	$9,459	$14,852
Raw materials	9,686	10,264
Total inventory	$19,145	$25,116
Inventories are carried and depicted above at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.8 million and $0.4 million at March 31, 2017 and June 30, 2016, respectively, related to obsolete, discontinued and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2017 and June 30, 2016, the Company’s reserve balance for returns and allowances was approximately $0.5 million and $0.3 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the nine months ended March 31, 2017 and 2016 were approximately $0.8 million and $0.7 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of March 31, 2017, the Company made certain reclassifications to its deferred tax, income tax payable, prepaid taxes and additional paid-in capital accounts to accurately reflect the timing differences between book and tax recognition of transactions and to account for the tax consequences of historical vesting of stock-based awards.
For the nine months ended March 31, 2017 and 2016 the Company recognized income tax expense of $0.6 million and $2.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the nine months ended March 31, 2017 effective rate of 29.1% and the Federal statutory rate of 35.0% is due primarily to the effect of discrete items, return to provision adjustments, permanent items and benefits from our permanent reinvestment assertion.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three and nine months ended March 31, 2017 the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock granted pursuant to the Company’s 2007, 2010 and 2017 Long-Term Incentive Plans are not included in computations because their effect was anti-dilutive. For the three and nine months ended March 31, 2016 the effects of approximately 0.1 million and 0.2 million common shares, respectively, issuable upon exercise of options granted pursuant to the Company’s 2007 and 2010 Long-Term Incentive Plans were not included in computations because their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$61	$1,003	$1,524	$3,669
Denominator:
Basic weighted-average common shares outstanding	13,915	13,734	13,858	13,721
Effect of dilutive securities:
Stock awards and options	190	321	264	281
Warrants	—	73	—	70
Diluted weighted-average common shares outstanding	14,105	14,128	14,122	14,072
Net income per share, basic	$0.00	$0.07	$0.11	$0.27
Net income per share, diluted	$0.00	$0.07	$0.11	$0.26
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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Americas	$34,379	$44,012	$112,127	$118,793
Asia/Pacific & Europe	10,628	12,148	36,721	34,714
Total revenues	$45,007	$56,160	$148,848	$153,507

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
United States	$33,681	$42,565	$107,834	$114,822
Japan	$9,141	$9,023	$29,246	$26,836
As of March 31, 2017, long-lived assets were $5.8 million in the United States and $1.0 million in Japan. As of June 30, 2016, long-lived assets were $4.2 million in the United States and $1.3 million in Japan.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of March 31, 2017, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, the Company was granted a waiver and extension to covenants requiring the Company to provide the lender with audited financial statements for the Company's 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if the Company delivered such audited financial statements prior to December 31, 2016. In connection with the filing of the Company's Form 10-K on December 12, 2016, the Company delivered all required information to the lender to satisfy the requirement.
During the nine months ended March 31, 2017, the Company recorded interest expense of $24,000 related to the normal amortization of transaction costs associated with the March 2016 Credit Facility. At March 31, 2017, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the effective interest method over the term of the loan.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2017 (remaining three months ending June 30, 2017)	$500
2018	2,000
2019	5,500
$8,000

Note 4 — Stockholders’ Equity
During the three and nine months ended March 31, 2017, the Company issued 0.1 million and 0.2 million shares, respectively, of restricted stock and 46,000 and 0.1 million shares, respectively, of common stock upon the exercise of warrants and options. During the three and nine months ended March 31, 2017, 15,000 and 37,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of March 31, 2017, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s Board of Directors.
Note 5 — Stock-based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016 no new awards can be granted under the 2007 Plan.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to eligible employees, directors and consultants. A maximum of 1.5 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares will be added to the 2017 Plan pool as described below.

The Company adopted a Performance Incentive Plan effective July 1, 2014 (the "Fiscal 2015 Performance Plan"). The Fiscal 2015 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2015 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2015 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate Performance Incentive Plans effective July 1, 2015 (the "Fiscal 2016 Performance Plan") and July 1, 2016 (the "Fiscal 2017 Performance Plan"). The Fiscal 2016 and 2017 Performance Plans include performance-based and service-based vesting requirements and payment terms that are substantially the same as described above the Fiscal 2015 Performance Plan.
The Company adopted and the shareholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017 to provide incentives to eligible employees, directors and consultants. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,125,000 shares, calculated as the sum of (i) 650,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for under the fair value method. For the three and nine months ended March 31, 2017, stock-based compensation of $0.6 million and $1.7 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $12,000 and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and nine months ended March 31, 2016, stock-based compensation of $0.7 million and $1.2 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
On January 4, 2016, the Company awarded Performance Stock Units under the 2010 Long-Term Incentive Plan to its executive officers (the "Recipients") and, in March 2016, the Company and each Recipient entered into an amended and restated stock unit agreement (the "Restated Stock Unit Agreement") amending the terms of the January 2016 awards. Under the Restated Stock Unit Agreements, vesting for the Performance Stock Units occurs at the end of a three year performance period beginning January 1, 2016 (the "Performance Period") and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service based requirement) and limitations otherwise set forth in the 2010 Long-Term Incentive Plan, each Performance Stock Unit represents a contingent right for the Recipient to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of Performance Stock Units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the Performance Period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the Performance Stock Units is based upon the Company's absolute TSR for the performance period compared to a matrix of fixed numeric values and the vesting for the other 50% of the Performance Stock Units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the Performance Stock Units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied. On March 28, 2017, the Company awarded new Performance Stock Units under the 2017 Long-Term Incentive Plan to its executive officers. These awards have a three year performance period beginning on January 1, 2017 and otherwise include the same performance-based and service-based vesting requirements as the previous awards.
Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2017, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within these financial statements and footnotes.
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
Former Distributor Lawsuit: On November 20, 2013, the Company filed a complaint in the United States District Court, District of Utah, Central Division naming Jason Domingo and Ovation Marketing Group, Inc. as defendants. Ovation Marketing Group, Inc. is a former distributor of the company. In the complaint, the Company alleges that the defendants breached a contract and misappropriated the Company's trade secrets. On January 21, 2014, the defendants filed an answer and counterclaim in response to the complaint. The defendants' answer and counterclaims allege defamation and tortious interference with economic relations, which the defendants claim resulted in damages of not less than $20 million. On December 14, 2015, the Company filed a motion for summary judgment seeking judgment in its favor on the Company's breach of contract claim and dismissal of all defendants’ counterclaims. Also on December 14, 2015, defendants filed a motion for summary judgment seeking dismissal of the Company's claim for misappropriation of trade secrets and to dismiss the Company's judicial proceedings privilege defense against the defamation claim. The Court heard oral argument on the motions for summary judgment on May 17, 2016. The court granted summary judgment in favor of the Company on its breach of contract claims and dismissed the Company's trade secret claim for lack of proof of damages. Subsequently, on February 10, 2017, the Company entered into a confidential settlement agreement with the defendants and all claims and counter claims have now been dismissed with prejudice.
Class Action Lawsuit: On September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016).  In this action (now recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleges that the Company, its Chief Executive Officer and now-former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding the Company's internal controls and financial results for the first, second and third quarters of fiscal year 2016.  The initial complaint sought unspecified damages against the defendants on behalf of a class of purchasers of the Company’s stock between November 4, 2015 and September 13, 2016.  By stipulation filed October 7, 2016, the parties agreed that defendants need not respond to the initial complaint in the action until after a lead plaintiff is appointed pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), at which time the parties will meet and confer regarding the timing of the filing of an amended complaint and responses thereto.  On November 14, 2016, three motions for appointment as lead plaintiff were filed.  On December 13, 2016, the Court appointed Dale Blanch and Yvonne Cohen as lead plaintiffs and approved their selection of lead plaintiffs’ counsel.  On January 27, 2017, lead plaintiffs filed an amended complaint.  On March 13, 2017, defendants filed a motion to dismiss the amended complaint for failure to state a claim for relief and a motion to strike certain irrelevant matters from the amended complaint.  Lead plaintiffs filed their opposition to defendants’ motions on April 19, 2017.

Defendants filed their reply on May 10, 2017.  The Court has not set a hearing date for the motion.  By operation of the PSLRA, all discovery and other proceedings are stayed in this action pending a ruling on defendants’ motion to dismiss.  The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Derivative Action Lawsuits: On October 11, 2016, two purported shareholder derivative actions were filed in the Third District Court of the State of Utah, Salt Lake County, entitled Johnson v. Jensen, Case No. 160906320 MI (Utah Dist. filed Oct. 11, 2016), and Rupp v. Jensen, Case No. 160906321 MI (Utah Dist. filed Oct. 11, 2016).  In these actions (which are substantively identical), plaintiffs, purportedly on behalf of the Company, allege that the Company's Chief Executive Officer, now-former Chief Financial Officer and members of the Board of Directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above.  On October 19, 2016, the Court entered an order consolidating the two actions under the Johnson case number, with the new caption In re LifeVantage Corp. Derivative Litigation, providing that defendants and nominal defendant need not respond to the initial complaints and directing the parties to meet and confer within thirty days on a schedule for further proceedings in this action.  On November 21, 2016, the Court approved a stipulation between the parties providing that (a) defendants and nominal defendant need not respond to the initial complaints and (b) within thirty days from the earlier of (i) the Company’s filing of its Form 10-K for fiscal year 2016 and (ii) plaintiffs’ filing of a consolidated amended complaint, the parties will meet and confer on a schedule regarding further proceedings in this action.  On January 10, 2017, the Court approved a stipulation between the parties providing that this action would be deferred (i.e., stayed) pending a ruling on defendants’ then-anticipated motion to dismiss the amended complaint in the Class Action Lawsuit.  On March 13, 2017, plaintiffs filed a consolidated amended complaint.
On January 30, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Hansen v. Jensen, Case No. 2:17-cv-00075-DN (D. Utah filed Jan. 30, 2017).  In this action, plaintiff, purportedly on behalf of the Company, alleges that the Company’s Chief Executive Officer, now-former Chief Financial Officer and members of the Board of Directors violated Section 14(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78n(a), and breached their fiduciary duties owed to the Com-pany by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the SEC, as alleged in the class action lawsuit noted above.  On March 30, 2017, the parties entered into a stipulation providing that this action would be stayed pending a ruling on defendants’ motion to dismiss the amended complaint in the Class Action Lawsuit.  On February 27, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Baker v. Jensen, Case No. 2:17-cv-00141-PMW (D. Utah filed Feb. 27, 2017).  Also, on April 24, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Inforzato v. Jensen, Case No. 2:17-cv-00317-JNP (D. Utah filed Apr. 24, 2017).  In these actions, plaintiffs, also purportedly on behalf of the Company, make similar allegations as the plaintiff in Hansen v. Jensen, described above.  The deadline for defendants and nominal defendant to respond to the Baker complaint is June 12, 2017.  The Inforzato complaint has not yet been served.
The Company notes that although the plaintiffs in the Derivative Action Lawsuits purport to seek unspecified damages against the individual defendants on behalf of the Company, the Company owes certain indemnification obligations to these individual defendants under Colorado law and existing indemnification agreements.  The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the defendants plan to vigorously defend against this lawsuit.  Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
During the nine months ended March 31, 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company pursuant to an Agreement for Services dated August 18, 2015 between the Company and Dinng, in the amount of $0.3 million. The Company's Chief Marketing Officer, Ryan Goodwin, is the founder of Dinng and currently serves as Dinng’s President and Creative Director. Mr. Goodwin and his wife are both salaried employees at Dinng.
During the nine months ended March 31, 2017, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an Agreement for Services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. David Toole, a member of the Company's board of directors, is a majority owner and serves as the Chief Executive Officer of Outhink Inc.
During the nine months ended March 31, 2017 the Company entered into a memorandum of understanding with Gig Economy Group ("GEG") for outsourced software application development services. Pursuant to the memorandum, the Company paid $0.1 million and expects to pay a total of $1.2 million under the expected contract terms. David Toole, a member of the Company's board of directors, is a majority owner of GEG.
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
Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•	Our scientifically-validated products, including our Protandim® product line, LifeVantage TrueScience®, Petandim™, Axio® and PhysIQ™;
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
Our Products
Our products are the Protandim® product line, the LifeVantage TrueScience® skin care regimen, Axio®, the PhysIQ™ smart weight management system, and Petandim™. The Protandim® product line includes Protandim® NRF1 and Nrf2 synergizers. The Protandim® NRF1 synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 synergizer contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our LifeVantage TrueScience® skin care regimen includes TrueScience® Ultra Gentle Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Corrector Serum, TrueScience®

Micro-Lift Serum and our enhanced TrueScience® Anti-Aging Cream, Axio® is our line of energy drink mixes formulated to promote alertness and support mental performance. Petandim™ is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and the PhysIQ™ Protein Shake mix, all formulated to aid in weight management.
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

	Active Preferred Customers By Region
	March 31,
	2017		2016		Change from Prior Year	Percent Change
Americas	89,000	80.2%	97,000	82.2%	(8,000)	(8.2)%
Asia/Pacific & Europe	22,000	19.8%	21,000	17.8%	1,000	4.8%
	111,000	100.0%	118,000	100.0%	(7,000)	(5.9)%

	Active Independent Distributors By Region
	March 31,
	2017		2016		Change from Prior Year	Percent Change
Americas	46,000	73.0%	49,000	69.0%	(3,000)	(6.1)%
Asia/Pacific & Europe	17,000	27.0%	22,000	31.0%	(5,000)	(22.7)%
	63,000	100.0%	71,000	100.0%	(8,000)	(11.3)%

Three and Nine months ended March 31, 2017 compared to the Three and Nine months ended March 31, 2016
Revenue. We generated net revenue of $45.0 million and $56.2 million during the three months ended March 31, 2017 and 2016, respectively. We generated net revenue of $148.8 million and $153.5 million during the nine months ended March 31, 2017 and 2016, respectively. Foreign currency fluctuations positively impacted our revenue $0.1 million or 0.2% and $3.5 million or 2.3% during the three and nine months ended March 31, 2017. During the three and nine months ended March 31, 2017, revenues in our United States and Hong Kong markets decreased as compared to the prior year periods as we took steps, following the completion of the independent review conducted by the audit committee of the board of directors, to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. Nevertheless, we expect that our revenue in future periods from sales of our products that are carried or shipped into these countries will be significantly lower than in fiscal 2016.

Americas. The following table sets forth revenue for the three and nine months ended March 31, 2017 and 2016 for the Americas region (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
United States	$33,681	$42,565	(20.9)%	$107,834	$114,822	(6.1)%
Other	698	1,447	(51.8)%	4,293	3,971	8.1%
Americas Total	$34,379	$44,012	(21.9)%	$112,127	$118,793	(5.6)%
Revenue in the Americas region for the three and nine months ended March 31, 2017 decreased $9.6 million or 21.9% and $6.7 million or 5.6%, respectively, from the prior year same periods. The decrease in revenue for the three and nine months ended March 31, 2017 is due to an overall decrease in the number of active preferred customers and active distributors during the periods, lower revenues associated with our elite academy events held during the current period as compared to the prior year events, which include one additional elite academy and our October 2015 global convention. The more restrictive policies that we implemented in connection with the audit committee review as discussed above also contributed to the decline in revenue in the current year periods.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2017 and 2016 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
Japan	$9,141	$9,023	1.3%	$29,246	$26,836	9.0%
Hong Kong	286	2,160	(86.8)%	3,630	5,339	(32.0)%
Other	1,201	965	24.5%	3,845	2,539	51.4%
Asia/Pacific & Europe Total	$10,628	$12,148	(12.5)%	$36,721	$34,714	5.8%
Revenue in the Asia/Pacific & Europe region was positively impacted approximately $0.1 million or 1.1% and $3.6 million or 10.3% during the three and nine months ended March 31, 2017, respectively, by foreign currency exchange rate fluctuations.
During the three and nine months ended March 31, 2017 the Japanese yen continued to strengthen against the U.S. dollar, positively impacting our revenue in this market by $0.1 million or 1.4% and $2.8 million or 10.4%, respectively. Excluding the impact of foreign currency fluctuations, local currency revenues in Japan decreased slightly during the three and nine months ended March 31, 2017 due to lower product sales volume and an overall decrease in the number of active distributors in Japan compared to the prior year periods.
All of our sales and marketing efforts continue to be directed toward building our worldwide sales. We expect increased revenue in the Americas region as we focus on our growth initiatives, specifically the development and expansion of new distributor tools, training and technology and the continued scientific research and introduction of new products. During the prior fiscal year we held cyber launches for both our PhysIQ™ smart weight management system and the Protandim® NRF1 synergizer, both of which expanded our product offerings. We expect revenue in the Asia/Pacific and Europe region to increase moderately as we focus on strengthening our sales and marketing efforts, including the global expansion of our product lines, the strengthening of our international management team, creating alignment among all of our markets and expanding our geographic reach while seeking to ensure that our products are not distributed or sold into countries without complying with applicable customs, duties and other regulatory requirements.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2017 and 2016 was 81.7% and 82.7%, respectively. Our gross profit percentage for the nine months ended March 31, 2017 and 2016 was 83.5% and 84.0%, respectively.
As a percentage of total revenues, cost of sales for the three months ended March 31, 2017 increased to 18.3% compared to 17.3% for the three months ended March 31, 2016 and increased for the nine months ended March 31, 2017 to 16.5% from 16.0% for the nine months ended March 31, 2016. The increase in cost of sales as a percentage of revenue for the three and nine months ended March 31, 2017, as compared to the prior year same periods, is due primarily to increased costs associated with the obsolescence, storage, handling and shipment of inventory, along with changes in product sales mix, due in part to the launch of several new products during the preceding year, resulting in higher costs of goods sold as a percentage of revenue.
Operating Expenses. Total operating expenses during the three months ended March 31, 2017 increased to $36.6 million or 81.2% of revenues as compared to operating expenses of $42.8 million or 76.2% of revenues during the three months ended March 31, 2016. Total operating expenses during the nine months ended March 31, 2017 increased to $121.4 million or 81.5% of revenues as compared to operating expenses of $119.6 million or 77.9% of revenues during the nine months ended March 31, 2016. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2017 were $22.8 million or 50.8% of revenues as compared to commissions and incentives expenses of $28.2 million or 50.2% of revenues for the three months ended March 31, 2016. Commissions and incentives expenses during the nine months ended March 31, 2017 were $72.7 million or 48.8% of revenues as compared to commissions and incentives expenses of $77.5 million or 50.5% of revenues for the nine months ended March 31, 2016.
The increase in commissions and incentives expenses as a percentage of revenues for the three months ended March 31, 2017 as compared to the prior year period primarily was driven by an overall decrease in sales compared to the prior year period and an increase in expenses associated with the Company's various incentive programs.
The decrease in commissions and incentives expenses as a percentage of revenues for the nine months ended March 31, 2017 primarily was driven by refinements made to the Company's commission and incentive programs during the current year period to align the programs with current growth and expansion initiatives.
We expect our commissions and incentives expenses to remain fairly consistent with the year-to-date results during the remainder of fiscal 2017 as we continue to focus our efforts on increasing revenue through growth and retention of our distributors and preferred customers, both domestically and internationally.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2017 were $13.7 million as compared to selling, general and administrative expenses of $14.6 million for the three months ended March 31, 2016. Selling, general and administrative expenses during the nine months ended March 31, 2017 were $48.7 million as compared to selling, general and administrative expenses of $42.1 million for the nine months ended March 31, 2016.
The decrease in selling, general and administrative expenses during the three months ended March 31, 2017 compared to the prior year same period was primarily due to decreased event expenses. During the prior year period we held our February 2016 elite academy and during the current year period no large meetings were held in anticipation of our April 2017 global convention. Additionally, expenses associated with stock compensation and employee salaries and benefits decreased due to changes to our management team as well as decreases in bank fees realized during the current period as a result of the decrease in revenues. These decreases were partially offset by increases in severance and recruiting and expenses associated with the search for new executive officers and increased professional fees related to branding and information technology services.
The increase in selling, general and administrative expenses during the nine months ended March 31, 2017 compared to the prior year same period was due primarily to increased legal and accounting expenses associated with the independent review conducted by the Audit Committee, which was completed during the quarter ended December 31, 2016. Additionally, expenses associated with employee salaries, benefits, stock compensation and travel increased as a result of increased head count compared to the prior year period, partially offset by a decrease in total event expenses as compared to the prior year period due to fewer events being held during the current year period.
We expect our selling, general and administrative expenses as a percentage of revenue to decrease slightly during the remainder of fiscal year 2017 as the Audit Committee has completed its independent review and as we continue to refine our strategic initiatives and coordinate our spending with timing of events, sales trends, and geographic expansion.
Total Other Expense. During the three and nine months ended March 31, 2017, we recognized net other expenses of $0.2 million and $0.8 million, respectively, as compared to net other expenses of $1.9 million and $3.4 million for the three and nine months ended March 31, 2016, respectively. The decrease in expenses for the three and nine months ended March 31, 2017 was due to the refinancing of our October 2013 term loan during the prior year period which resulted in the remaining $1.5 million of capitalized debt transaction costs associated with the loan being charged to interest expense and due to the overall decrease in outstanding principal balances accruing interest during the current year periods.
Total other expense for the three and nine months ended March 31, 2017 consisted primarily of interest expense and net currency losses.

The following table sets forth interest expense for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Contractual interest expense:
2013 Term Loan	$—	$262	$—	$1,216
2016 Term Loan	105	—	338	—
Amortization of deferred financing fees:
2013 Term Loan	—	869	—	1,098
2016 Term Loan	4	—	10	—
Amortization of debt discount:
2013 Term Loan	—	676	—	854
2016 Term Loan	4	—	14	—
Other	18	1	44	8
Total interest expense	$131	$1,808	$406	$3,176
Income Tax (Expense) Benefit. We recognized an income tax benefit of $1,000 and expense $0.6 million for the three and nine months ended March 31, 2017, respectively, as compared to income tax expense of $0.8 million and $2.2 million for the three and nine months ended March 31, 2016, respectively.
The effective tax rate was (1.7)% and 29.1%, respectively, of pre-tax income during the three and nine months ended March 31, 2017, compared to 43.6% and 37.8%, respectively, for the same prior year periods. The decrease in the effective tax rate for the three and nine months ended March 31, 2017 compared to the prior year periods is due to a decreased federal tax rate due to the level of current year income, changes in certain discrete and permanent items, return to provision adjustments and benefits related to foreign tax rate differences due to our permanent reinvestment assertion.
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
As of March 31, 2017, our available liquidity was $9.2 million, including available cash and cash equivalents. This represents an increase of $1.3 million from the $7.9 million in cash and cash equivalents as of June 30, 2016.
During the nine months ended March 31, 2017, our net cash provided by operating activities was $4.6 million as compared to net cash provided by operating activities of $6.2 million during the nine months ended March 31, 2016. The decrease in cash provided by operating activities during the current year period is due primarily to the decrease in net income during the current year and the overall decrease in accounts payable and accrued expenses.
During the nine months ended March 31, 2017, our net cash used in investing activities was $0.5 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2016, our net cash used in investing activities was $0.5 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2017 was $2.8 million, which was comprised of $1.5 million in principal payments on the March 2016 Term Loan and $1.4 million in stock compensation tax related adjustments made during the period. Cash used in financing activities during the nine months ended March 31, 2016 was $11.3 million, which was comprised primarily of $21.6 million in principal payments on the October 2013 Term Loan, partially offset by the proceeds from the March 2016 Term loan of $10.0 million and benefits related to the vesting of and exercise of equity awards during the prior year period.
At March 31, 2017 and June 30, 2016, the total amount of our foreign subsidiary cash was $5.7 million and $5.1 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of March 31, 2017, our U.S. consolidated group had approximately $1.3 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At March 31, 2017, we had working capital (current assets minus current liabilities) of $12.9 million, compared to working capital of $13.9 million at June 30, 2016. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2017, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, we were granted a waiver and extension to covenants requiring us to provide the lender with audited financial statements for our 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if we delivered such audited financial statements prior to December 31, 2016. In connection with the filing of our Form 10-K on December 12, 2016, we delivered all required information to the lender to satisfy the requirement. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the non-financial and restrictive covenants during the ensuing year.
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

As of March 31, 2017, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of March 31, 2017, our shipment of products sold totaling $15.7 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior 12 months.
We monitor our return estimate on an ongoing basis and may revise the allowances to reflect our experience. Our allowance for product returns was $0.5 million at March 31, 2017, compared with $0.3 million at June 30, 2016. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. We have recorded $0.4 million of obsolescence costs for the three months ended March 31, 2017.
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
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$8,000	$2,000	$6,000	$—	$—
Interest on long-term debt obligations	625	362	263	—	—
Operating lease obligations	9,724	1,701	3,911	4,112	—
Total	$18,349	$4,063	$10,174	$4,112	$—
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
Foreign Currency Risk
During the nine months ended March 31, 2017, approximately 27.6% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2017, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.5% decrease of our nine months ended March 31, 2017 revenue, in the amount of $3.7 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management identified certain design deficiencies in our internal control over financial reporting related to the lack of sufficient controls surrounding our international business policies, practices, monitoring and training as described below. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2017.
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were 44,679 shares of our common stock issued during the three months ended March 31, 2017 due to the exercise of warrants.
During the quarter ended March 31, 2017, we withheld 3,711 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
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

LIFEVANTAGE CORPORATION

Date: May 10, 2017	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

10.1	Separation Agreement and General Release between Mark Jaggi and the Company	Filed herewith

10.2	Service Agreement, by and between Cerius Interim Executive Solutions and the Company, dated January 18, 2017	Exhibit 10.1 to Form 8-K filed on January 18, 2017

10.3+	Offer Letter, by and between Charles J. Wach and the Company, dated February 22, 2017	Exhibit 10.1 to Form 8-K filed on March 9, 2017

10.4+	Key Employee Benefits Package by and between Charles J. Wach and the Company, dated February 27, 2017	Exhibit 10.2 to Form 8-K filed on March 9, 2017

10.5+	Offer Letter, by and between Steven R. Fife and the Company, dated March 6, 2017	Filed herewith

10.6+	Key Employee Benefits Package by and between Steven R. Fife and the Company, dated March 6, 2017	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and June 30, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

+	Management contract or compensatory plan or arrangement.