Form 10-K
period 2017-06-30
Lifevantage Corp
filed 2017-09-07
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 001-35647
________________________________________________________________________________

LIFEVANTAGE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9785 S. Monroe, Ste 300
Sandy, UT 84070
(Address of principal executive offices, including zip code)

Registrant’s telephone number: (801) 432-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2016, the end of the registrant's second fiscal quarter, was approximately $114.5 million, based on a closing market price of $8.15 per share.
The number of shares of common stock (par value $0.001) outstanding as of September 1, 2017 was 14,228,144 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
In this annual report on Form 10-K for the fiscal year ended June 30, 2017, we are revising our consolidated balance sheet as of June 30, 2016, our consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the fiscal years ended June 30, 2016 and 2015, and our selected financial data for the fiscal years ended June 30, 2016, 2015, 2014, and 2013 to correct immaterial errors related to our income tax provisions during these periods. We assessed the impact of these revisions and concluded that they were not material to any of our financial statements for each of the three quarters within the nine months ended March 31, 2017, or fiscal years ended June 30, 2016, 2015, 2014, or 2013. As a result, we have not filed amendments to any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q. Although the effect of these revisions was not material to these previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material for the fiscal year ended June 30, 2017. Consequently, we have revised these historical financial results in this annual report on Form 10-K. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a restatement under generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this annual report on Form 10-K has been identified "as revised.”
For more information regarding the impact on our financial results, refer to Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to our Consolidated Financial Statements included in Part II, Item 8, including Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Interim Financial Results (Unaudited).”
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to properly manage, motivate and retain our independent distributors or to attract new independent distributors on an ongoing basis;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Inability of new products and technological innovations to gain distributor or market acceptance;

•	Matters relating to our audit committee's independent review into sales of our products in certain international markets;

•	Potential adverse effects on our business and stock price due to ineffective internal controls;

•	Inability to manage financial reporting and internal control systems and processes and maintain appropriate level of internal control over financial reporting;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Deterioration of global economic conditions;

•	Inability to raise additional capital or complete desired acquisitions;

•	Exposure to environmental liabilities stemming from past operations and property ownership;

•	Dependence upon a few products for revenue;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our skin care products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock; and

•	Dilution of outstanding common shares may occur if holders of our existing options exercise their securities or upon future vesting of performance restricted stock units.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation (sometimes used herein, the "Company," "we," "us," "our," and similar terms) is a company focused on bio-hacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We are dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany, as of September 2017. In addition, we expect to expand into China in the near term through a new e-commerce business model.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our line of scientifically-validated dietary supplements, TrueScience®, our line of anti-aging skin care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System.
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
Fiscal Year 2017 Highlights
Technology Innovation
We combined our mobile applications along with our replicated website service into one subscription, the Full Tech Stack, which is designed to help our distributors enhance their businesses by enabling them to perform critical business functions directly from their smart phones. We also added TaxBot to the suite to include tax management tools to the distributors' tool set. This innovative solution has helped create “frictionless” customer and distributor experiences by simplifying our enrollment and ordering processes.
Compensation Plan
We updated our distributor compensation plan to include weekly and monthly bonuses for qualified distributors. In addition, we added new distributor ranks during the fiscal year. Master Pro 10 was formerly the highest rank distributors could achieve under our compensation plan. The new ranks include Executive Master Pro 10 and Presidential Master Pro 10. Distributors who advance to these ranks are eligible for additional achievement bonuses.
Brand Refresh
We introduced new branding designs to improve the presentation of products. We debuted our TrueScience® Beauty System, a four-product TSA-compliant set including our TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, and TrueScience® Anti-Aging Cream. In addition, our former Canine Health product has been re-branded and is now called Petandim™ for Dogs.
Product Bundles
We introduced product bundles that combine complementary products into packages that include free shipping, which provides our customers with greater value and broader exposure to our product offering, while increasing average order size with our subscription model. Activated Essentials is a three-part product bundle that includes Protandim® NRF1 and Nrf2 Synergizers along with PhysIQ™ Probio. Customers also have the option to include the TrueScience® Beauty System as part of a bundle.
Loyalty Program

Our Loyalty Program allows independent distributors and preferred customers who order products under a monthly subscription to earn reward points while receiving products at wholesale pricing. In addition, points are awarded for referring new customers. Loyalty Program participants can redeem points for LifeVantage products.
Executive Team
We made significant changes to our executive management team during fiscal year 2017. In March 2017, we appointed Charles J. Wach as our Chief Operating Officer. Mr. Wach is an accomplished leader with more than 30 years of operations and leadership experience in the nutritional supplement, direct selling, online retail, and global and beverage industries. Also in March 2017, we appointed Steven R. Fife as our Chief Financial Officer. Mr. Fife has substantial public company and international experience and brings a diverse financial perspective to our Company. Mr. Fife has more than three decades of financial and executive leadership experience having served in several C-level financial and leadership roles.
Additions to Board of Directors
We also added three independent Board members who each bring relevant strategic capabilities to our Board that will further aid in the achievement of our strategic priorities to more effectively engage our distributors and customers, compete globally within the new economy, provide relentless focus on science-based nutrigenomics products and related science, and create frictionless customer and distributor experiences. Raymond Greer's expertise includes international logistics and supply chain management, which will provide us with strategic leadership as we look to further expand internationally and enhance customer service across our global distribution footprint. We plan to leverage Vinayak Hegde's experience, technical skills and knowledge in digital and e-commerce in our efforts to more effectively engage our distributors and customers while enhancing our strategic e-commerce and technology investments. Darwin Lewis' extensive knowledge in global consumer goods sales and operations support our strategy to expand our operations and our long-term growth efforts across current and future international markets.
Our Competitive Advantages
We believe we have a competitive advantage in several key areas:

•
Our Compensation: We believe our distributor compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentives is one of the highest percentages reported in the direct selling industry. Our compensation plan also enables independent distributors to earn compensation early and often as they sell our products. Some elements of our compensation plan are paid weekly, allowing new independent distributors to receive compensation quickly. We believe more frequent payments of compensation helps us retain new independent distributors by allowing them to experience success soon after enrolling. We also offer a variety of incentive programs to our independent distributors for achieving specified sales goals. For example, My LifeVenture® is an incentive program that enables independent distributors to earn the title to a new Jeep Wrangler by achieving and maintaining specified sales goals. We believe our compensation plan and incentive programs help motivate our independent distributors to achieve success.

•
Our Products: We have a focus in nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We have developed quality, scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, and Petandim™ for Dogs. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim®  Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Micro-Lift Serum and TrueScience® Hand Cream. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. We believe our significant number of preferred customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

•
Technology-Enabled Distributor Training and Resources: We are committed to providing our independent distributors with resources and training designed to increase productivity and increase their potential for success. We are dedicated to using technology to facilitate a streamlined approach for independent distributors to manage their businesses and sell our products. Our suite of mobile applications provides the training and tools to help our independent distributors share our products and business opportunity directly from their smart phones. In November 2017, we expect to launch LifeVantage Digital, a proprietary tech platform designed to take the guess work out of building a business for distributors, including those who are brand new to the company, through one comprehensive app. In addition, we provide training materials and we encourage our independent distributors to participate in company-sponsored events, including conventions, promotions and incentives.

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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated, yet highly demonstrative products under the Protandim®, TrueScience®, Petandim™ for Dogs, Axio®, and PhysIQ™ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas that help individuals feel, look and perform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
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
We hold multiple U.S. and international patents relating to Protandim® Nrf2 Synergizer. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line. We sell Protandim® Nrf2 Synergizer in three formulas.
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
LifeVantage TrueScience®
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:

•	TrueScience® Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping natural oils in the skin.

•	TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.

•
TrueScience® Eye Serum: a serum that noticeably improves the visible signs of fine lines, creases and wrinkles around the entire eye area, diminishes puffiness above and below the eye, firms and tightens the upper eyelid area and evens skin tone and dark circles that are visible signs of aging.

•	TrueScience® Anti-Aging Cream: a cream that deeply moisturizes and helps to combat the appearance of fine lines and wrinkles.

•	TrueScience® Micro-Lift Serum: a serum that tightens and smooths skin around eyes to combat the appearance of fine lines and wrinkles.

•
TrueScience® Hand Cream: a cream formulated with Nrf2 ingredients to moisturize skin and improve the visible signs of premature aging on the hands. This product was introduced as a limited-release in July 2017.

Our TrueScience® Beauty System includes the following products in a TSA-compliant set: TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, and TrueScience® Anti-Aging Cream.
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
Petandim™ for Dogs
Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Petandim™ for Dogs builds upon the active ingredients in Protandim® Nrf2 Synergizer to reduce oxidative stress and support joint function, mobility and flexibility in dogs. Petandim™ for Dogs received the Quality Seal from the National Animal Supplement Council.
Axio®
Axio® is our line of Smart Energy Drink mixes, formulated to promote alertness and support mental performance. These energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood. Axio® is derived from a unique combination of scientifically-validated ingredients.
PhysIQ™ Smart Weight Management System
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
Independent Distributors
An independent distributor in our company is someone who participates in our direct sales business opportunity by purchasing our products at wholesale prices and selling our products to others. We believe our independent distributors are typically entrepreneurs who believe in our products and desire to earn income by building a business of their own. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors purchase product from us for individual consumption, but also purchase small quantities of product from us to use for demonstrations and one-off, person-to-person retailing opportunities. They also encourage others to purchase our products, either for personal consumption or resale.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2017 and 2016, we had approximately 64,000 and 69,000 active independent distributors, respectively.
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
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. We provide tools, training and technology designed to increase our independent distributors' productivity and increase their potential for success. We offer training and business development opportunities to our independent distributors, including the following:

•	Blueprint: professionally-designed training materials independent distributors can utilize in their sales efforts;

•	Pro Audio Series: our weekly audio series presented by our independent distributor leaders providing training and tips on becoming more productive independent distributors;

•	Elite Academy and Global Convention: regularly occurring company-sponsored events intended to provide training and motivation to our independent distributors;

•	Promotions and Incentive Trips: we hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals; and

•	Mobile Applications: we offer the following mobile applications as part of our Full Tech Stack for our independent distributors to use to enhance their businesses:

◦	LV Pro App: designed to enable independent distributors to access to their business in real-time, directly from their smart phone;

◦	LV Share App: uses social media as an effective tool to connect and expand social reach on sites like Facebook, Twitter, Pinterest and Instagram;

◦	Tax Bot: application equipped with tax management tools for distributors, including business expense tracking;

◦	LV Move App: platform designed to engage new distributors upon enrollment and mentor existing distributors to help them launch their respective businesses.
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
Preferred Customers
Preferred customers are customers who purchase products directly from us at our wholesale price on a monthly subscription basis for personal consumption, without the intent to resell or earn commissions from the sale of products. A preferred customer may enroll as an independent distributor at any time if he or she becomes interested in reselling the product. We believe our preferred customers are a great source of word-of-mouth advertising for our products. We also believe our large base of preferred customers validates the benefits of our products, separate from the direct selling business opportunity.
We define an “active preferred customer” as a preferred customer who has purchased product from us within the prior three months. As of June 30, 2017 and 2016, we had approximately 112,000 and 117,000 active preferred customers, respectively.
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
Geographic Information
We currently sell and distribute products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom and the Netherlands. In fiscal year 2017, revenue generated in the United States accounted for approximately 73% of our total revenue and revenue generated from Japan accounted for approximately 20% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the years ended June 30,
	2017		2016		2015
Americas	$150,841	75.6%	$158,291	76.6%	$138,118	72.6%
Asia/Pacific & Europe	48,648	24.4%	48,249	23.4%	52,218	27.4%
Total	$199,489	100.0%	$206,540	100.0%	$190,336	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 106 full-time employees as of June 30, 2017. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Canada, Mexico, Thailand, the United Kingdom and the Netherlands to market and sell our products.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
We currently outsource the manufacture of our products to multiple contract manufacturers. Our contract manufacturers of Protandim® have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
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
Protandim® Nrf2 Synergizer is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting this formulation are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by seven issued U.S. and five issued foreign patents. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer formulation. The expected duration of our patent protection via granted patents for Protandim® Nrf2 Synergizer is through approximately March 2025. In fiscal 2016, we received a composition patent for our LifeVantage TrueScience® skin care products. This patent expires in approximately April 2034.
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
Energy Drink Market
We compete with large, well-known companies in the energy drink market. Most of the companies we compete with in the energy drink market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based energy drink product. Axio® is a no sugar, low-carbohydrate and low calorie energy drink that is also non-GMO, gluten-free and vegan.
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
FDA Regulations and DSHEA
We market our Protandim® products as “dietary supplements” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Petandim™ for Dogs. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.
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
The FDA's Center for Veterinary Medicine, or CVM, is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act, or the Act, that relates to animal supplements, like our Petandim™ for Dogs product. CVM's primary responsibility in enforcing the Act is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard. CVM has taken the position that DSHEA does not apply to products intended for animals, but it is clear that products like Petandim™ for Dogs are under FDA jurisdiction.
Our Petandim™ for Dogs product follows the labeling rules of the National Animal Supplement Council (NASC) of which LifeVantage is a member. Under the NASC rules, Petandim™ for Dogs is classified as a dosage form animal health product.
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
Employees
As of June 30, 2017 and 2016, we had 211 and 208 full time employees, respectively. As of June 30, 2017, 161 of our full time employees were based in the United States, 35 were based in Japan, nine were based in Thailand, four were based in Hong Kong and two were based in the Netherlands. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
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
Motivating our independent distributors and providing them with appropriate resources, including technology, tools and training, are important to the growth and success of our business. From time to time, we face challenges in motivating and managing our independent distributors. For example, as previously disclosed, some of our independent distributors have carried or shipped our products into countries outside the U.S. in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model and, in response, we took steps to stop or restrict these sales from occurring. Actions we take from time to time to enforce our policies and procedures, may cause discord among some of our independent distributors. The loss of key distributors due to various factors including, but not limited to, voluntary termination or involuntary termination or suspension resulting from non-compliance with our policies and procedures, could distract our distributors and disrupt our business. For example, approximately 20% and 18% of our revenue for fiscal year 2017 and fiscal year 2016, respectively, was generated in Japan. During the past few years, we have experienced discord among our leading independent distributors in Japan and some of these distributors have left our company to join a competing direct selling company. If we fail to properly manage any discord among our leading independent distributors in Japan and other markets, we could lose additional leaders, including to competing direct selling companies, which could have a significant negative impact on our revenue. Further, from time to time, we are involved in legal proceedings with former distributors. Such legal proceedings can be a distraction to our active independent distributors and can be expensive, time-consuming and cause a disruption to our business. Our inability to properly manage these and other distractions may have a negative impact on our business.
We may not be successful in expanding our operations.
We may not be successful in expanding our operations. Although we began to sell our products through our direct selling network in fiscal year 2009, we still have limited experience in selling our products through direct selling compared to other companies in our industry. As such, we may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, from time to time, we are obliged to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us. In the past, some of these terminations have caused disruption among our independent distributors, and such terminations or resulting disruption in the future may slow our growth. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. This limited experience was a contributing factor to the conduct that led to the independent review conducted by our audit committee in 2016. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
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
We have international operations in Japan, Hong Kong, Canada, Australia, Mexico, Thailand, the United Kingdom and the Netherlands. In fiscal 2017, we generated approximately 27% of our revenues from our international operations, most of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties which have resulted in adverse consequences to our business and financial results, including slower than anticipated growth, the closure of one of our markets (the Philippines) and disruption to our business as we implemented changes to our systems and distributor enrollment requirements as a result of the independent review conducted by our audit committee in 2016. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business. In addition, as we have expanded internationally, some of our distributors have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. While we have taken steps to stop or restrict these sales from occurring, including through our distributor policies and procedures, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. If relevant regulatory authorities determined that any such activities are not compliant with all regulatory requirements, we could be subject to related fines, penalties and other assessments. Activities by our independent distributors that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. In addition, violations by our independent distributors of our policies and procedures could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. In the past, we have had independent distributors investigated by government agencies for conduct violating the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent distributor's activities.
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
In addition, we believe our ability to introduce new technologies that gain acceptance among our distributors and customers is an important part of our ability to grow our revenue in future periods. However, these or other new technologies that we introduce may not gain distributor acceptance to the extent we anticipate or project.
The matters relating to the 2016 independent review by our audit committee into sales of our products in certain international markets may continue to have adverse effects on our financial results.
As we previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, the Audit Committee of our Board of Directors conducted an independent review related to the distribution of our products into countries outside the U.S. in which those products were not registered or that otherwise imposed stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews conducted by Company personnel and was further informed by the content of employee complaints. The audit committee and our management team also reviewed the impact of these sales on our financial statements and reports filed with the Securities and Exchange Commission. This review and subsequent legal matters have required us to expend significant management time and incur expenses of approximately $2.9 million in accounting and legal costs.
Based on its review, the audit committee determined that (i) we had sold our products to independent distributors who carried or shipped such products primarily into four countries outside the U.S. in which those products were not registered or that otherwise impose stringent restrictions on our direct selling model; (ii) we allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as independent distributors; and (iii) we did not have in place sufficient controls governing our international business policies, practices, monitoring and training to provide reasonable assurance that such distribution of our products complied with applicable customs, tax and other regulatory requirements. In connection with this independent review, we identified a material weakness in our internal controls over financial reporting as of the period ended June 30, 2016. We have taken steps to remediate the material weakness and to help prevent our products from being distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. Consistent with these regulatory requirements, in the future our independent distributors may be able to purchase a limited quantity of such products for personal consumption in one or more of these countries. While our management has determined that the material weakness has been remediated, our revenue in fiscal 2017 from sales of our products that are carried or shipped into these countries was significantly lower than fiscal 2016 and we expect such revenue in future periods to continue to be lower than fiscal 2016.
In addition, a purported securities class action lawsuit has been filed against us and certain of our executive officers alleging that the Company, our Chief Executive Officer and our former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding our internal control over financial reporting and our financial results for the first, second and third quarters of fiscal year 2016. Additionally, purported shareholder derivative actions were filed purportedly on behalf of the Company, alleging that our Chief Executive Officer, our former Chief Financial Officer and members of our board of directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in its public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above. The defendants in these lawsuits plan to vigorously defend against them. Nonetheless, an unfavorable resolution of these matters could have a material adverse effect on our business, results of operations, financial condition and the trading price for our securities. See Note 11 Commitments and Contingencies in our Consolidated Financial Statements for a more detailed description of these lawsuits.
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
While we believe that we have, based on the audit committee’s independent review, made appropriate judgments and disclosures with respect to our financial statements and this Annual Report on Form 10-K and our Annual Report on Form 10-K for fiscal 2016, the SEC may disagree with the manner in which we reported the results of the independent review or accounted for and reported, or did not report, the corresponding financial impact. Accordingly, it is possible that we could be required to restate our financial statements, amend prior filings with the SEC or take other actions not currently contemplated.
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
We adopted various measures that were designed to remediate the material weakness in our internal control over financial reporting, including the development and implementation of new control policies and procedures regarding the international business policies, practices, monitoring and training for each country outside the U.S. in which we do business. Our management has evaluated and tested the controls that have been implemented and, as a result of final testing of internal controls over financial reporting, concluded that the controls were in place and operating effectively to remediate the material weakness, described above, as of June 30, 2017. However, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
If we do not adequately manage our financial reporting and internal control systems and processes, our ability to manage and grow our business may be harmed.
Our ability to implement our business plan and comply with regulations requires an effective planning and management process and there is no assurance that we can effectively implement an effective process. For example, based on the independent review conducted by our audit committee in 2016, as discussed above, the audit committee determined that we had sold our products to independent distributors who carried or shipped such products into countries outside the U.S. in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model and that we had allowed individuals who were resident in countries that impose stringent restrictions on our direct selling model to enroll as our independent distributors. As a result, the audit committee and our management concluded that we did not have adequate internal controls and processes in place regarding our international business policies, practices, monitoring and training. We have taken many steps and efforts to remediate the material weakness in our internal controls and procedures and while our management has concluded that controls were in place and operating effectively to remediate the material weakness as of June 30, 2017, there is no assurance that we can continue to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales, manage our supply chain, and record and report financial and management information on a timely and accurate basis.
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
In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our PhysIQ™ product line in December 2015, we experienced higher than expected demand and did not have sufficient inventory to meet demand. More recently, our inventory balances increased significantly, causing us to engage in a deliberate effort to manage our inventory balances down to levels we view as appropriate. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.
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
We entered into a Financing Agreement in March 2016 that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $2 million. At the end of the fiscal year ended June 30, 2017, the principal amount owing under the credit facility was approximately $7.5 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
Although we continue to introduce additional products, we primarily depend on the Protandim® product line for our revenue. We may decide to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
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
Although we generate revenue through the sale of our Petandim™ for Dogs, Axio®, and PhysIQ™ products, we primarily rely on our Protandim® and LifeVantage TrueScience® product lines for our revenue, which collectively represent approximately 77.9% of our total revenues and each of which account for over 10% of our total revenues. We do not currently have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. For example, our revenue was adversely impacted because sales of Protandim® Nrf2 Synergizer slowed following our voluntary product recall during fiscal 2013. If we have similar problems in the future, our results could be negatively affected. In addition, we may be unable to sustain or increase the price or sales levels for the Protandim® product line, which could harm our business.
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
One of our most significant areas of risk with respect to independent distributor activities relates to improper product claims and claims regarding the business opportunity of being an independent distributor. Any determination by the Federal Trade Commission, any state agency or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers or lead to consumer lawsuits against us. As we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. For example, some of our independent distributors have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. These or other activities by our independent distributors that violate applicable laws or regulations could subject us to legal or regulatory claims or actions, which could result in fines, penalties or negative publicity, any of which could have an adverse impact on our business.
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
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture. These activities are also regulated by various state, local, and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets.
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
In April 2017, we received a warning letter from the FDA alleging that information on our website contained impermissible drug claims relating to our Protandim® Nrf2 Synergizer product. We believe the letter from the FDA contained factual inaccuracies and we responded promptly to the FDA. We have not received any further correspondence from the FDA on this matter. We do not claim that any of our products prevent, diagnose, treat or cure any disease in any of our marketing materials or labeling and we proactively and consistently engage distinguished experts in FDA law and regulation to ensure our promotional materials and websites adhere to applicable requirements and restrictions. Nevertheless, in the future, we may receive similar warning letters from the FDA if it believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The warning letter is public information posted on the FDA’s website. That information could negatively affect our relationships with our investors, independent distributors, vendors, and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
In 2016, the FDA published an updated draft guidance which is intended, among other things, to help manufacturers and distributors of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient, or NDI, notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that any of our products contain an NDI, if the FDA were to conclude that we should have filed an NDI notification for any of our products, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.
In May 2016, the FDA released a final rule updating the Nutrition Facts label for packaged foods and the Supplement Facts label for dietary supplements, with the objective to help consumers make better informed decisions. The original compliance deadline for manufacturers of food and dietary supplements to use the new label was July 26, 2018. FDA has announced it will extend the compliance period but has not yet announced a new compliance date. Change and implementation of the new label may result in additional costs to our business.
Regulations governing the production and marketing of our line of skin care products could harm our business.
LifeVantage TrueScience®, our line of anti-aging skin care products, is subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as a drug. A determination that our skin care products impact the structure or function of the human body, including due to improper marketing claims by our independent distributors, may lead to a determination that the LifeVantage TrueScience® skin care products require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our skin care products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our skin care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.
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
Our executive management team has undergone significant changes, including the termination or resignation from employment of our former Chief Financial Officer and Chief Operating Officer. In March 2017, Charles Wach was appointed as our new Chief Operating Officer and Steven Fife was appointed as our Chief Financial Officer.
Our success depends largely on the development and execution of our business strategy by our senior management team. Our Chief Financial Officer and Chief Operating Officer are relatively new to our company. We cannot assure you that our new management will succeed in working together as a team, working well with our other existing employees or successfully executing our business strategy in the near-term or at all, which could harm our business and financial prospects. Further, integrating new management into existing operations may be challenging. If we are unable to effectively integrate our new executive management team, our operations and prospects could be harmed.
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
Risks Related to Ownership of Our Common Stock
If we are unable to maintain compliance with Nasdaq requirements for continued listing, our common stock could be delisted from trading.
As previously disclosed, in fiscal 2016, we were delinquent in the filing of our periodic reports with the SEC and, as a result, were not in compliance with the continued listing requirements of the Nasdaq Stock Market. Accordingly, we were subject to having our stock delisted from trading on Nasdaq though we later were successful in regaining compliance with the Nasdaq continued listing requirements. However, there can be no assurance that our common stock will not be subject to delisting by Nasdaq in the future. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
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

Additional shares that may be issued upon the exercise of currently outstanding options or upon future vesting of performance restricted stock units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2017, we had 14.2 million shares of common stock outstanding. As of June 30, 2017, we also had stock options outstanding for an aggregate of 0.3 million shares of common stock. Additionally, the future vesting of performance restricted stock units may further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
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
In April 2014, we amended the lease for our previous corporate headquarters located at 9815 South Monroe Street in Sandy, Utah, to reduce the size of this location to approximately 8,742 square feet. The lease for the 9815 South Monroe Street property expires in September 2017.
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The lease for the Tokyo, Japan property expires in July 2020.
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol "LFVN" in September 2012. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN.” On October 19, 2015, the Company effected a one-for-seven reverse stock split.
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

	Fiscal year
	2017		2016
	High	Low	High	Low
First Quarter	$15.97	$8.01	$6.86	$1.40
Second Quarter	$10.20	$6.43	$10.50	$4.66
Third Quarter	$8.34	$4.61	$10.55	$7.63
Fourth Quarter	$5.40	$3.70	$14.71	$8.01
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2017, we had 113 shareholders of record and 14.2 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2012 through June 30, 2017. The data shown assumes an investment on June 30, 2012 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2012	$100.00	$100.00	$100.00
June 30, 2013	$82.02	$117.60	$125.37
June 30, 2014	$50.91	$154.26	$129.74
June 30, 2015	$18.74	$176.53	$95.35
June 30, 2016	$68.69	$173.56	$87.34
June 30, 2017	$21.87	$222.67	$108.19
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the March 2016 Credit Facility contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
We did not purchase any shares of our common stock during the quarter ended June 30, 2017.
During the three months ended June 30, 2017, we withheld 1,447 shares to satisfy tax withholding obligations in connection with the partial vesting of restricted stock awards.
Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information, which has been revised to correct immaterial errors included within previously issued financial statements, at the dates and for the periods indicated prepared in accordance with GAAP. For more information on these revisions, see Note 2 to the consolidated financial statements, included elsewhere in this annual report on Form 10-K.
The consolidated statement of operations data for the years ended June 30, 2017 and 2016, and the consolidated balance sheet data as of June 30, 2017 and 2016, have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the year ended June 30, 2015 has been derived from our consolidated financial statements audited by EKS&H LLLP, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the years ended June 30, 2014 and 2013, and the consolidated balance sheet data as of June 30, 2015, 2014 and 2013, have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2017	2016	2015	2014	2013
(In thousands, except per share data)		(As revised)	(As revised)	(As revised)	(As revised)
Statement of Operations Data:
Revenue, net	$199,489	$206,540	$190,336	$213,968	$208,178
Cost of sales	33,456	33,932	28,010	33,194	31,845
Product recall costs	—	—	—	—	4,798
Gross profit	166,033	172,608	162,326	180,774	171,535
Operating expenses:
Commissions and incentives	96,662	103,120	91,074	104,525	101,737
Selling, general and administrative	64,922	56,074	57,353	56,801	57,730
Total operating expenses	161,584	159,194	148,427	161,326	159,467
Operating income	4,449	13,414	13,899	19,448	12,068
Other income (expense):
Interest expense	(570)	(3,321)	(3,087)	(3,177)	(3)
Other income (expense), net	(969)	(1,409)	(159)	384	(912)
Total other income (expense)	(1,539)	(4,730)	(3,246)	(2,793)	(915)
Income before income taxes	2,910	8,684	10,653	16,655	11,153
Income tax expense	(1,302)	(2,578)	(3,528)	(5,857)	(3,699)
Net income	$1,608	$6,106	$7,125	$10,798	$7,454
Net income per share:
Basic	$0.12	$0.44	$0.51	$0.71	$0.46
Diluted	$0.11	$0.42	$0.50	$0.68	$0.42
Weighed average shares outstanding:
Basic	13,881	13,730	13,899	15,113	16,039
Diluted	14,118	14,531	14,150	15,943	17,555

	As of June 30,
	2017	2016	2015	2014	2013
(In thousands)		(As revised)	(As revised)	(As revised)	(As revised)
Balance Sheet Data:
Cash and cash equivalents	$11,458	$7,883	$13,905	$20,387	$26,299
Working capital	12,191	12,484	3,259	16,414	25,211
Total assets	45,249	50,855	40,065	51,826	55,477
Current liabilities	23,355	30,628	27,663	23,539	20,723
Long-term debt, net of unamortized discount	5,440	7,409	8,533	23,720	—
Total liabilities	30,722	40,206	38,259	49,493	21,696
Total stockholders' equity	14,527	10,649	1,806	2,333	33,781

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company focused on bio-hacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes. We are dedicated to helping people achieve their health, wellness and financial independence goals. We provide quality, scientifically validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to preferred customers, retail customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.

Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, and PhysIQ™ Smart Weight Management System;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products in and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany, as of September 2017. In addition, we expect to expand into China in the near term through a new e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Revision of Previously Issued Financial Statements for Correction of Immaterial Error
As discussed in the explanatory note and in Note 2 to our consolidated financial statements, we revised our prior period consolidated financial statements to correct immaterial errors related to our income tax provisions during these periods.
Our Products
Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, and Petandim™ for Dogs. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream and TrueScience® Micro-Lift Serum. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. The following table shows revenues by major product line for the years ended June 30, 2017, 2016 and 2015.

	For the years ended June 30,
	2017		2016		2015
Protandim®product line	$130,873	65.6%	$128,019	62.0%	$120,967	63.6%
TrueScience® product line	24,440	12.3%	32,914	15.9%	38,287	20.1%
Other	44,176	22.1%	45,607	22.1%	31,082	16.3%
Total	$199,489	100.0%	$206,540	100.0%	$190,336	100.0%
The Company's revenues are largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2017, 2016 and 2015. On a combined basis, these products represent approximately 77.9%, 77.9% and 83.7% of our worldwide net revenues for the years ended June 30, 2017, 2016 and 2015, respectively.
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

	Active Preferred Customers By Region
	As of June 30, 2017		As of June 30, 2016		Change from Prior Year	% Change
Americas	90,000	80.4%	95,000	81.2%	(5,000)	(5.3)%
Asia/Pacific & Europe	22,000	19.6%	22,000	18.8%	—	—%
	112,000	100.0%	117,000	100.0%	(5,000)	(4.3)%

	Active Independent Distributors By Region
	As of June 30, 2017		As of June 30, 2016		Change from Prior Year	% Change
Americas	47,000	73.4%	49,000	71.0%	(2,000)	(4.1)%
Asia/Pacific & Europe	17,000	26.6%	20,000	29.0%	(3,000)	(15.0)%
	64,000	100.0%	69,000	100.0%	(5,000)	(7.2)%
Income Statement Presentation
We report revenue in two geographic regions and we translate revenue from each market's local currency into U.S. Dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenues, and shipping and handling fees, net of applicable sales discounts. Revenue is recognized at the time of shipment, which is when the passage of title and risk of loss to customers occurs. Also, reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the years indicated. The following table should be reviewed in connection with the tables presented under "Results of Operations" (in thousands):

	For the years ended June 30,
	2017		2016		2015
Americas	$150,841	75.6%	$158,291	76.6%	$138,118	72.6%
Asia/Pacific & Europe	48,648	24.4%	48,249	23.4%	52,218	27.4%
Total	$199,489	100.0%	$206,540	100.0%	$190,336	100.0%
Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, costs of adjustments to inventory carrying value, and costs of marketing materials which we sell to our distributor sales force, as well as freight, duties and taxes that are associated with the import and export of our products. As our international sales increase as a percentage of total revenue, cost of sales as a percentage of revenue likely will increase as a result of additional duties, freight, and other factors, such as changes in currency exchange rates.
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
Results of Operations
For the fiscal years ended June 30, 2017, 2016 and 2015, we generated net revenues of $199.5 million, $206.5 million and $190.3 million, respectively, recognized operating profit of $4.4 million, $13.4 million and $13.9 million, respectively, and recognized net income of $1.6 million, $6.1 million and $7.1 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the years ended June 30,
	2017	2016	2015
		(As revised)	(As revised)
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	16.8	16.4	14.7
Gross profit	83.2	83.6	85.3
Operating expenses:
Commissions and incentives	48.5	49.9	47.8
Selling, general and administrative	32.5	27.1	30.1
Total operating expenses	81.0	77.0	77.9
Operating income	2.2	6.6	7.4
Other expense:
Interest expense	(0.3)	(1.6)	(1.6)
Other expense, net	(0.5)	(0.7)	(0.1)
Total other expense	(0.8)	(2.3)	(1.7)
Income before income taxes	1.4	4.3	5.7
Income tax expense	(0.7)	(1.2)	(1.9)
Net income	0.7%	3.1%	3.8%
Comparison of Fiscal Years Ended June 30, 2017 and 2016
Revenue, net. We generated net revenue of $199.5 million and $206.5 million during the years ended June 30, 2017 and 2016, respectively. The overall decrease was the result of a decrease in the Americas region, offset by a slight increase in the Asia/Pacific & Europe region. Foreign currency fluctuations positively impacted our net revenue $2.4 million or 1.2%, which is related primarily to our Asia/Pacific & Europe region. The overall decrease in sales of $7.0 million in fiscal 2017 primarily was due to decreases in revenue in our United States and Hong Kong markets. During fiscal 2017, we took steps, following the completion of the independent review conducted by the audit committee of our board of directors, to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. During the years ended June 30, 2017 and 2016, we estimate that approximately $3.0 million and $17.3 million in net revenue, respectively, related to sales of our products to independent distributors who may have carried or shipped such products into countries in which our products are not registered or that otherwise impose stringent restrictions on our direct selling model.
Americas. The following table sets forth revenue for the years ended June 30, 2017 and 2016 for the Americas region (in thousands):

	For the years ended June 30,
	2017	2016	% change
United States	$144,842	$152,830	(5.2)%
Other	5,999	5,461	9.9%
Americas Total	$150,841	$158,291	(4.7)%
Revenue in the Americas region for the fiscal year ended June 30, 2017 decreased $7.5 million, or 4.7%, compared to the prior year. The decrease in revenue during the year ended June 30, 2017 is due to a decrease in the number of active distributors of 4.1% and a decrease in the number of preferred customers of 5.3%. The more restrictive policies that we implemented in connection with the audit committee review as discussed above also contributed to the decline in revenue.
Asia/Pacific & Europe. The following table sets forth revenue for the years ended June 30, 2017 and 2016 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the years ended June 30,
	2017	2016	% change
Japan	$39,390	$36,343	8.4%
Hong Kong	3,852	7,964	(51.6)%
Other	5,406	3,942	37.1%
Asia/Pacific & Europe Total	$48,648	$48,249	0.8%
Revenue in the region for the year ended June 30, 2017 was positively impacted approximately $2.5 million, or 5.3%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan increased 1.3% in fiscal 2017 compared to fiscal 2016. During the year ended June 30, 2017 the Japanese yen, on average, continued to strengthen against the U.S. Dollar, positively impacting our revenue in this market by $2.5 million or 6.9%. The more restrictive policies that we implemented in connection with the audit committee review as disclosed previously contributed to the decline in revenue in Hong Kong.
Our sales and marketing efforts continue to be directed toward building our worldwide sales. We expect increased revenue in the Americas region as we focus on our growth initiatives, specifically the development and expansion of new distributor tools, training and technology and the continued scientific research and development of new products. During fiscal 2016, we held cyber launches for our PhysIQ™ Smart Weight Management System and the Protandim® NRF1 synergizer, both of which expanded our product offerings. We generated increased revenue in fiscal 2017 from the sale of these products and we expect further increased revenues from these products in the future. We expect revenue in the Asia/Pacific and Europe region to increase moderately as we focus on strengthening our sales and marketing efforts, including the global expansion of our product lines, the strengthening of our international management team, creating alignment among all of our markets and expanding our geographic reach while seeking to ensure that our products are not distributed or sold into countries without complying with applicable customs, duties and other regulatory requirements.
Gross Margin. Cost of sales were $33.5 million for the year ended June 30, 2017, and $33.9 million for the year ended June 30, 2016, resulting in a gross margin of $166.0 million, or 83.2%, and $172.6 million, or 83.6%, respectively. The decrease in gross margin as a percent of revenues in fiscal 2017 relative to fiscal 2016 was primarily due to increased costs associated with the obsolescence, storage, handling and shipment of inventory. We expect the gross margin percentage to be in the 83-85% range for the foreseeable future based on our expected inventory, manufacturing costs and product sales mix. Economic conditions and changes in the supply of raw materials, new products with differing raw material cost basis, and additional manufacturing process costs could negatively impact our gross margins in the future.

Operating Expenses. Total operating expenses for the year ended June 30, 2017 were $161.6 million as compared to operating expenses of $159.2 million for the year ended June 30, 2016. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses. Operating expenses as a percentage of revenue increased to 81.0% for the year ended June 30, 2017 from 77.0% for the year ended June 30, 2016.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2017 were $96.7 million or 48.5% of revenue compared to $103.1 million or 49.9% of revenue for the fiscal year ended June 30, 2016. The decrease in expense of $6.5 million in fiscal 2017 was due primarily to the overall decrease in sales. As a percentage of revenue, commissions and incentives expenses decreased by 1.4% in fiscal 2017. The decrease was primarily driven by refinements made to our commission and inventive programs during fiscal 2017 to align the programs with current growth and expansion initiatives. We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales, with some fluctuations caused by changes to compensation and incentive programs and initiatives.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2017 were $64.9 million compared to $56.1 million for the fiscal year ended June 30, 2016. The increase of $8.8 million was primarily due to increased legal and accounting expenses associated with the independent review conducted by the Audit Committee, which was completed during the quarter ended December 31, 2016. Additionally, expenses increased due to increased event expenses and increased expenses associated with employee salaries, benefits, stock compensation and travel as a result of executive turnover and increased head count compared to the prior year period. We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent as we continue to refine our strategic initiatives and coordinate our spending with sales trends and geographic expansion.
Primary factors that may cause our selling, general and administrative expenses to fluctuate in the future include changes in the number of employees, the timing and number of events we hold, marketing and branding initiatives and costs related to legal issues, as they arise. A fluctuation in our stock price may also impact our share-based compensation expense recorded for liability classified awards and equity awards made in future years.
Other Expense, Net. We recognized other expense for the year ended June 30, 2017 of $1.5 million as compared to $4.7 million for the year ended June 30, 2016. The decrease of $3.2 million was due to a decrease of $2.8 million in interest expense related to the write-off of debt transaction costs pursuant to the debt refinance completed during the prior year and a decrease of $0.4 million in other expenses related to a on disposal of fixed assets recorded during fiscal 2016 partially offset by write-off of intangible assets during fiscal 2017.
The following table sets forth interest expense for the years ended June 30, 2017 and 2016 (in thousands):

	For the years ended June 30,
	2017	2016
Contractual interest expense:
October 2013 Term Loan	$—	$1,216
March 2016 Term Loan	439	126
Amortization of deferred financing fees:
October 2013 Term Loan	—	1,098
March 2016 Term Loan	12	3
Amortization of debt discount:
October 2013 Term Loan	—	854
March 2016 Term Loan	19	5
Other	100	19
Total interest expense	$570	$3,321
Income Tax Expense. Our income tax expense for the year ended June 30, 2017 was $1.3 million as compared to income tax expense of $2.6 million for the year ended June 30, 2016. Our provision for income taxes for the year ended June 30, 2017 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2017 income which was partially offset by tax benefits related to a deduction for domestic production activities and benefits related to foreign tax rate differences as the Company established a permanent reinvestment assertion during fiscal 2016. We expect our income tax expense to increase as our pre-tax income increases, and we expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.

Net Income. As a result of the foregoing factors, net income for the year ended June 30, 2017 decreased to $1.6 million compared to $6.1 million for the year ended June 30, 2016.
Comparison of Fiscal Years Ended June 30, 2016 and 2015
Revenue, net. We generated net revenue of $206.5 million and $190.3 million during the years ended June 30, 2016 and 2015, respectively. The overall increase included an increase in the Americas region partially offset by a decrease in the Asia/Pacific & Europe region. Foreign currency fluctuations negatively impacted our net revenue $1.8 million or 1.0%, which is related primarily to our Asia/Pacific & Europe region. The overall increase in sales of $16.2 million in fiscal 2016 was due increased sales in the Americas region as a result of new product launches and an increase in active distributors during the year. In the years ended June 30, 2016 and 2015, we estimate that approximately $17.3 million and $6.7 million in net revenue, respectively, related to sales of our products to independent distributors who may have carried or shipped such products into countries in which our products are not registered or that otherwise impose stringent restrictions on our direct selling model.
Americas. The following table sets forth revenue for the years ended June 30, 2016 and 2015 for the Americas region (in thousands):

	For the years ended June 30,
	2016	2015	% change
United States	$152,830	$132,831	15.1%
Other	5,461	5,287	3.3%
Americas Total	$158,291	$138,118	14.6%
Revenue in the Americas region for the year ended June 30, 2016 increased $20.2 million or 14.6%. The increase in revenue during the year ended June 30, 2016 is due to an increase in the number of active distributors of 11.4% and higher volume of product sales related to the launch of the PhysIQ™ Smart Weight Management System line of products and the introduction of our new Protandim® NRK1 synergizer.
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
Local currency revenue in Japan decreased 10.3% in fiscal 2016 compared to fiscal 2015. During the year ended June 30, 2016 the Japanese yen, on average, weakened against the U.S. Dollar, which negatively impacting our revenue in this market by $0.7 million or 1.8%. In addition to the negative impact of foreign currency rate fluctuations, product sales volume decreased in Japan, Australia and the Philippines. The negative impact of foreign currency rate fluctuations and the decrease in product sales was partially offset by an increase in product sales in Hong Kong and Thailand, as well as increases associated with the launch of the United Kingdom and Netherlands during the year.
Gross Margin. Cost of sales were $33.9 million for the year ended June 30, 2016, and $28.0 million for the year ended June 30, 2015, resulting in a gross margin of $172.6 million, or 83.6%, and $162.3 million, or 85.3%, respectively. The decrease in gross margin as a percentage of revenues was primarily due to product recall related insurance benefits received during fiscal 2015 of $2.0 million, changes to our product sales mix and increased costs associated with the shipment, storage, and quality testing of inventory.
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
Commissions and Incentives. Commissions and incentives expenses for the year ended June 30, 2016 were $103.1 million or 49.9% compared to $91.1 million or 47.8% for the fiscal year ended June 30, 2015. The increase in expense of $12.0 million in fiscal year 2016 was due primarily to the overall increase in sales. As a percentage of revenue, commissions and incentives expenses increased by 2.1% in fiscal year 2016. The increase is due to increased incentives and promotional expenses incurred as we instituted several new programs during the year to drive sales growth, enhance international market expansion and attract new leaders.
Selling, General and Administrative. Our selling, general and administrative expenses for the year ended June 30, 2016 were $56.1 million compared to $57.4 million for the fiscal year ended June 30, 2015. The decrease of $1.3 million was primarily due to decreased employment related expenses associated with contract labor and executive recruiting expenses, as well as decreased event expenses due to fewer events held during fiscal year 2016. These decreases were partially offset due to increases in stock compensation expenses and marketing expenses associated with new promotions and marketing initiatives.
Other Expense, Net. We recognized other expense for the year ended June 30, 2016 of $4.7 million as compared to $3.2 million for the year ended June 30, 2015. Other expense for the year ended June 30, 2016 consisted primarily of interest expense of $3.3 million, which includes the write-off of debt transaction costs pursuant to the debt refinance completed during fiscal 2016, the write-off of previously capitalized software development costs of $1.2 million and the impact of changes in foreign currency exchange rates.
Income Tax Expense. Our income tax expense for the year ended June 30, 2016 was $2.6 million as compared to income tax expense of $3.5 million for the year ended June 30, 2015. Our provision for income taxes for the year ended June 30, 2016 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2016 income which was partially offset by tax benefits related to research and development credits, a deduction for domestic production activities and benefits related to foreign tax rate differences as the Company established a permanent reinvestment assertion during fiscal 2016.
Net Income. As a result of the foregoing factors, net income for the year ended June 30, 2016 decreased to $6.1 million compared to $7.1 million for the year ended June 30, 2015.
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
At June 30, 2017, our cash and cash equivalents were $11.5 million. This represented an increase of $3.6 million from the $7.9 million in cash and cash equivalents as of June 30, 2016. During the fiscal year ended June 30, 2017, our net cash provided by operating activities was $6.6 million as compared to net cash provided by operating activities of $6.0 million during the fiscal year ended June 30, 2016. The increase in cash provided by operating activities during the fiscal year ended June 30, 2017 is primarily due to decreased inventory purchases, partially offset by a decreases in net income and accounts payable.
During the fiscal year ended June 30, 2017, our net cash used in investing activities was $1.1 million, due to capital expenditures. During the fiscal year ended June 30, 2016, our net cash used in investing activities was $0.6 million, also due to capital expenditures.
Cash used in financing activities during the fiscal year ended June 30, 2017 was $2.0 million, compared to $11.7 million during the fiscal year ended June 30, 2016. Cash used in financing activities during the fiscal year ended June 30, 2017 included total principal payments on the Company's outstanding term debt of $2.0 million. Cash used in financing activities during the fiscal year ended June 30, 2016 included total principal payments on the Company's outstanding term debt of $22.1 million, partially offset by proceeds from the March 2016 Term Loan of $10.0 million associated with the refinancing of the October 2013 Term Loan and proceeds from the exercise of stock options.
At June 30, 2017 and 2016, the total amount of our foreign subsidiary cash was $6.6 million and $5.1 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of June 30, 2017, our U.S. consolidated group had approximately $2.4 million of permanently reinvested unremitted earnings from our subsidiaries, and if these earnings were remitted, the impact of any tax consequences on our overall liquidity position would not be material. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At June 30, 2017, we had working capital (current assets minus current liabilities) of $12.2 million compared to working capital of $12.5 million at June 30, 2016. The decrease in working capital was due primarily to a decrease in inventory, offset by an increase in cash and cash equivalents and a decrease in accounts payable. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and, as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending.
Capital Resources
On October 18, 2013, we entered into a financing agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “October 2013 Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “October 2013 Delayed Draw Term Loan”). The October 2013 Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date until October 18, 2014. We did not borrow any amounts under the October 2013 Delayed Draw Term Loan.
On May 1, 2015, we entered into an Amendment No. 1 to October 2013 Term Loan ("Amendment No. 1"). Amendment No. 1 revised the covenants relating to minimum consolidated EBITDA (as defined in October 2013 Term Loan) for the four consecutive fiscal quarters ending March 31, 2015 and June 30, 2015 from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that we were required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that we make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2015.
On August 27, 2015, we entered into an Amendment No. 2 to October 2013 Term Loan ("Amendment No. 2" and collectively, with the October 2013 Term Loan, as previously amended by Amendment No. 1, the "October 2013 Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended October 2013 Term Loan) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 required that we make additional monthly accelerated principal payments on the October 2013 Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the October 2013 Term Loan was paid in full. Amendment No. 2 also required that we make additional accelerated payments at the end of each fiscal quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million. On March 30, 2016, we repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
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

As of June 30, 2017, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility; provided, however that on October 24, 2016, we were granted a waiver and extension to the covenants requiring us to provide the lender with audited financial statements for the Company’s 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if we delivered such audited financial statements prior to December 31, 2016. See Note 6 to our Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the limited waiver and extension. Management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$7,500	$2,000	$5,500	$—	$—
Interest on long-term debt obligations	525	338	187	—	—
Operating lease obligations	12,991	2,610	6,610	3,771	—
Other operating obligations (1)	7,188	7,188	—	—	—
Total	$28,204	$12,136	$12,297	$3,771	$—

(1)	Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments, as well as purchases of inventory.
Off-Balance Sheet Arrangements
At June 30, 2017 and 2016, we had no off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2017, our shipments of products sold totaling approximately $16.1 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.4 million at June 30, 2017, compared with $0.3 million at June 30, 2016. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the years ended June 30, 2017 and 2016, we recognized expenses of $1.3 million and $0.3 million, respectively, related to obsolete and slow-moving inventory.
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

Recently Issued Accounting Standards
Refer to “Item 8. Financial Statements and Supplementary Data” and Note 2 to our consolidated financial statements included in Part IV, Item 15 of this report for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.
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
Foreign Currency Risk
During the year ended June 30, 2017, approximately 27% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the U.S. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2017, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.4% decrease of our 2017 fiscal year revenue, in the amount of $4.9 million.
Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2017				Year ended June 30, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	102.40	109.38	113.72	111.10	122.25	121.44	115.38	107.97
Australia	1.32	1.34	1.32	1.33	1.38	1.39	1.39	1.34
Hong Kong	7.76	7.76	7.76	7.79	7.75	7.75	7.77	7.76
Mexico	18.76	19.88	20.32	18.57	16.42	16.77	18.04	18.11
Canada	1.30	1.34	1.32	1.35	1.31	1.34	1.37	1.29
Thailand	34.92	35.48	35.21	34.39	35.28	35.91	35.72	35.33
Europe	0.90	0.93	0.94	0.91	0.90	0.91	0.91	0.89
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2017.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with GAAP.
Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2017.
Remediation of Material Weakness
As we previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, the Audit Committee of our Board of Directors conducted an independent review related to the distribution of our products into countries outside the U.S. in which those products were not registered or that otherwise imposed stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. Based on its independent review, inadequate controls were identified and accordingly, we identified a material weakness in our internal controls over financial reporting as of the period ended June 30, 2016. To remediate the material weakness in our internal controls over financial reporting, we developed and implemented new controls that govern international business practices, country-specific policies and procedures, required trainings and control monitoring activities for each market in which we do business. We implemented changes to our systems and distributor enrollment requirements intended to control or restrict the processes used by independent distributors to purchase and carry or ship our products into countries in which those products are not registered or that otherwise impose stringent restrictions on our direct selling model. We developed appropriate country-specific policies and procedures that were designed to help control the distribution and sale of our products into countries in an effort to maintain compliance with applicable customs, tax and other regulatory requirements.
Additional steps we took to remediate the material weakness in our internal controls over financial reporting include creating market-specific policy manuals documenting the following: (i) distributor enrollment requirements by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies; (ii) approved distributor payment and collection policies by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies; (iii) approved shipping, order fulfillment and customs import policies by country, including the requirement of sufficient and appropriate oversight and senior management approvals for any changes to such country-specific policies; and (iv) approval requirements for transactions between us and independent distributors outside of our approved compensation plans.
In addition, as we implemented country-specific policies, we obtained international tax and legal advice from external accounting and law firms that have relevant country-specific expertise to help ensure that potential international tax and legal issues were appropriately identified and addressed. We evaluated and re-allocated personnel resources to ensure that each market has adequate resources to support our new processes and controls. We also established and conducted company-wide training programs on our new policies and controls.
Management has evaluated and tested the controls that have been implemented and, as a result of final testing of internal controls over financial reporting, concludes that the controls were in place and operating effectively to remediate the material weakness, described above, as of June 30, 2017.
Auditor’s Attestation Report on Internal Control Over Financial Reporting

WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2017.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2017. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position with Company
Mr. Darren Jensen	48	President, Chief Executive Officer and Director
Mr. Steven R. Fife	57	Chief Financial Officer
Mr. Ryan Goodwin	41	Chief Marketing Officer
Mr. Courtland Pearson	48	Senior Vice President International
Mr. Justin Rose	49	Chief Sales Officer
Mr. Charles Wach	55	Chief Operating Officer
Mr. Garry Mauro	69	Chairman, Independent Director
Mr. Michael A. Beindorff	65	Independent Director
Mr. Raymond B. Greer	54	Independent Director
Mr. Vinayak R. Hegde	48	Independent Director
Mr. Darwin K. Lewis	58	Independent Director
Mr. George E. Metzger	70	Independent Director
Mr. Richard Okumoto	65	Independent Director
Mr. David Toole	62	Director
Executive Officers
Each officer serves at the discretion of our board of directors and holds office until his or her successor is appointed or until his or her earlier resignation or removal. There are no family relationships among any of our executive officers and directors.

MR. DARREN JENSEN. Mr. Jensen was appointed as our President and Chief Executive Officer in May 2015. He was appointed to our board of directors in January 2016 by the board of directors. From June 2014 to May 2015, Mr. Jensen served as the President-Americas and from September 2012 to June 2014 as the Chief Sales Officer at Jeunesse Global, a privately held direct selling anti-aging and skin care company. Prior to joining Jeunesse Global, Mr. Jensen served from August 2011 to June 2012 as the Chief Sales Officer of Ampegy, a privately held direct selling company in the energy industry. Prior to that, he was the Executive Vice President and Corporate General Manager at Agel Enterprises, a nutritional supplements direct selling company, where he was also a Co-Founder of the Agel Cares Foundation. From 2003 to 2005, Mr. Jensen was the Director of International Business Development at USANA Inc. Mr. Jensen served as a Brand Manager at Amway Global from 1995 to 1997. Mr. Jensen began his direct selling career at Nu Skin Enterprises in Provo, where he served as an International Marketing Specialist from 1990-1995. Mr. Jensen received a bachelor of arts degree from Brigham Young University. Mr. Jensen’s more than 25 years of experience in the direct selling industry brings to our board of directors deep industry expertise as well as strong leadership in all aspects of our business.
MR. STEVEN R. FIFE. Mr. Fife was appointed as our Chief Financial Officer in March 2017. Prior to joining our company, Mr. Fife served as Chief Financial Officer for Evidera, Inc., a private equity sponsored professional services firm, from May 2014 to June 2016. Prior to joining Evidera, Inc., from October 2012 to December 2013, Mr. Fife served as Chief Financial Officer for Active Power, Inc., a publicly traded producer of kinetic energy storage systems that was later sold to Piller Power Systems Inc. In addition, from March 2011 to August 2012, Mr. Fife served as Interim Chief Financial Officer for Women’s Initiative for Self Employment, and from April 2007 to August 2010 as the Executive Vice President, Chief Financial Officer of LECG. Mr. Fife also served in a variety of financial roles for Gilead Sciences, Amkor Technologies, JDS Uniphase and Deloitte & Touche. Mr. Fife received his Bachelor of Science degree in Accounting from Brigham Young University.
MR. RYAN GOODWIN. Mr. Goodwin was appointed as our Chief Marketing Officer in November 2015. Mr. Goodwin brings more than a decade of experience building brands and marketing strategies for both direct sales companies and traditional consumer brands. In July 2013, Mr. Goodwin founded Dinng, a brand and digital brand studio, where he served as President and Creative Director. Prior to founding Dinng, in January 2003, Mr. Goodwin co-founded Struck, a full service creative agency, where he was in charge of the entire creative product as the Executive Creative Director until February 2009 after which he served as Chairman of the Board until September 2014. Mr. Goodwin earned his bachelor of fine arts degree from Brigham Young University.
MR. COURTLAND PEARSON. Mr. Pearson was appointed our Senior Vice President International in July 2016. From April 2012 until April 2016, Mr. Pearson was Vice President, Global Social Marketer Success and Regional Vice President over Asia for Modere, a manufacturer and distributor of products for personal care, health and wellness and household care. Prior to joining Modere, Mr. Pearson served as Vice President, Sales, NuSkin Japan and also served in various other positions in Asia for Nu Skin Enterprises beginning in 1998. Mr. Pearson earned a bachelor’s degree in Japanese with an emphasis in Business from Brigham Young University.
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
MR. CHARLES WACH. Mr. Wach was appointed as our Chief Operating Officer in March 2017. Prior to joining our company, Mr. Wach served as Vice President of Operations and Supply Chain Executive for Bodybuilding.com, Inc., a global internet specialty retailer, from June 2013 to March 2017. Prior to joining Bodybuilding.com, Inc., Mr. Wach served as Director of Global Supply Chain, Materials Management for Nature’s Sunshine Products, Inc. from 2000 to 2012. Mr. Wach also served in a variety of operational roles for Nestle - Perrier Group of America Inc., H.J. Heinz Co. and Frito Lay Inc. Mr. Wach received his Master of Business Administration degree from Utah State University and his Bachelor of Science degree in Finance from Brigham Young University.
Directors
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
MR. RAYMOND B. GREER. Mr. Greer has been an independent member of our board of directors since February 2017. Mr. Greer has over 30 years of logistics and transportation experience. Mr. Greer has served since February 2011 as the President of BNSF Logistics, LLC, which is an international third party logistics provider and a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC, a Berkshire Hathaway company. From March 2005 to January 2010, Mr. Greer served as President and Chief Executive Officer of Greatwide Logistics Services, a non-asset based logistics and transportation services company. From December 2002 to March 2005, Mr. Greer served as President and Chief Executive Officer for Newgistics, Inc., a reverse logistics company. Mr. Greer served as President of Global Network Solutions and Services for i2 Technologies, Inc., a supply chain management software and services company, from February 2002 to November 2002. Mr. Greer has also held senior management positions for Ryder and FedEx Corporation. From June 2005 to April 2007, Mr. Greer served as a director of Kitty Hawk, Inc., an air cargo company. Mr. Greer received a Bachelor of Science in Mathematics from the University of Utah and an Executive Masters in Information Systems & Telecommunications from Christian Brothers University. Mr. Greer brings to our board of directors deep experience in international logistics and supply chain management.
MR. VINAYAK R. HEGDE. Mr. Hegde has been an independent member of our board of directors since February 2017. Since October 2014, Mr. Hegde has served as the Senior Vice President and Global Chief Marketing Officer at Groupon, a company that operates online local commerce marketplaces that connect merchants to consumers by offering discounted goods and services in Europe, North America and Africa. From February 2012 to October 2014, Mr. Hegde served as Vice President of Engineering and Global Online Marketing at Groupon. From 2000 to February 2012, Mr. Hegde served in various roles including Director, General Manager of Worldwide Marketing, and Manager, Global Payment Services - India at Amazon.com, which offers a range of products and services through its websites, including merchandise and content that it purchases for resale from vendors and those offered by third-party sellers. From 1998 to 2000, Mr. Hegde served as Senior Member Technical Staff at Oracle - India, a global enterprise software company, which also provides hardware and service to support customers' businesses. From 1997 to 1998, Mr. Hegde served as a Software Engineer at Verifone - India, a developer and supplier of electronic payment hardware and software for merchant-operated, consumer facing, and self-service payment systems globally. In addition, Mr. Hegde served in Software Engineer roles at Lucent, Tatas and Citicorp between 1995 and 1997. Mr. Hegde currently sits on the board of directors of nearbuy.com, an India-based online marketplace platform. Mr. Hegde received his Bachelor of Science degree in Electrical Engineering from the National Institute of Technology Karnataka in Karnataka, India. Mr. Hegde brings to our board of directors deep experience and strong business and technical skills in the digital/e-commerce space.
MR. DARWIN K. LEWIS. Mr. Lewis has been an independent member of our board of directors since February 2017. Mr. Lewis joined SC Johnson & Son, Inc., a global consumer packaged goods company, in 1981. During his career there, he has held a number of sales, marketing, acquisition and general manager positions both domestically and abroad. Since July 2015, Mr. Lewis has served as the Senior Vice President-Global Sales and Chief Customer Officer at SC Johnson. Prior to that, Mr.

Lewis’ roles at SC Johnson included Senior Vice President of North American Sales and Chief Customer Officer (from November 2008 to June 2015), Vice President, Group General Manager in Greater China (from 2005 to 2008), Vice President of North American Sales (from 2000 to 2004), and President and General Manager over SCJ Canada (From 1997 to 2000). Prior to 1997, Mr. Lewis served in various other roles at SC Johnson including National Director of Special Business, Division Sales Director over the Midwest Division, Marketing Associate, Sales Director, Director of Trade Marketing and Area Manager and Division Sales Director. Mr. Lewis received his Masters of Business Administration from the University of Colorado and his Bachelor of Science degree in Business Administration from the University of Minnesota. Mr. Lewis brings to our board of directors extensive experience in managing sales and international operations in a global consumer goods business.
MR. GEORGE E. METZGER. Mr. Metzger has been an independent member of our board of directors since January 2012. Mr. Metzger has more than 30 years of experience in executive compensation, human resources, benefits and labor relations as well as workforce planning. In December 2007, Mr. Metzger retired from Textron Inc., a company with international operations in multiple industries. Mr. Metzger worked in various capacities while at Textron beginning in 1985, and most recently served as Vice President of Human Resources and Benefits from 2000 until December 2007. In this role, he was responsible for Textron's networked integrated human resource delivery system, including account based healthcare plans, retirement plan redesign and reward structure. From 1976 to 1985, he worked for Rockwell International, most recently as Director Human Resources. He worked at Clark Equipment Company from 1969 to 1976, where he served as Director Labor Relations at the time of his departure. From June 2008 until March 2014, Mr. Metzger served on the board of directors of WorkWell Systems, Inc., a privately-held physical medicine and workers' compensation solutions company. Mr. Metzger received his Bachelor of Science in Business Administration from Trine University. Mr. Metzger's extensive experience with executive compensation, labor relations and benefits brings to our board of directors experience in human resources oversight and workforce planning and development.
MR. RICHARD OKUMOTO. Mr. Okumoto has been an independent member of our board of directors since November 2012. Mr. Okumoto has over 30 years of corporate finance, operations, and strategy development experience in rapid growth technology companies in Silicon Valley. Mr. Okumoto is currently an adjunct professor in the Lucas Graduate and Undergraduate Schools of Business at San Jose State University, a position he has held since 2008. He is also currently on faculty at California State University Long Beach and Keck Graduate Institute, positions he has held since 2014 and 2015, respectively. He teaches business strategy to MBA and post-doctoral students. He was a principal with the consulting firm of Miller-Okumoto, Inc. from 2007 to 2012.  From 2008 to 2010 Mr. Okumoto was the audit committee chairman and a member of the compensation committee for Logic Vision, Inc., a publicly traded electronic design automation company. From 2007 to 2009 Mr. Okumoto was the chief financial officer of Advanced Micro-Fabrication Equipment, Inc., a global micro-fabrication equipment company. From 2003 to 2006 Mr. Okumoto was the chief financial officer of Photon Dynamics, Inc., a publicly held manufacturer of flat panel display test equipment. From 1998 to 2001 Mr. Okumoto was the chief executive officer of TMT, Inc., a manufacturer of test equipment for the global semiconductor industry, and the Vice-President and General Manager for the Analog, Linear, and RF test equipment division of the acquiring company, Credence Systems Corporation, a publicly traded manufacturer of test equipment for the global semiconductor industry. From 1993 to 1998 Mr. Okumoto was the executive vice president and chief financial officer of Credence Systems Corporation, where he completed that company’s initial public offering. From 1990 to 1993 Mr. Okumoto was the Corporate Controller at Novellus Systems, Inc., a publicly traded supplier of wafer fabrication equipment and services. From 1974 to 1990 Mr. Okumoto held finance and operations roles at such companies as: Fairchild Semiconductor Corporation, Measurex Corporation (Honeywell), Commodore Business Machines, Inc., Basys, Inc., and Digital Research Corporation. Mr. Okumoto also serves on the board of directors of Vantage Technology Corporation, a privately held micro-analytical metrology tool company. Mr. Okumoto received his Bachelor of Science in Business Administration with an emphasis in Accounting from San Jose State University and his Master of Arts in Communication and Leadership from Gonzaga University. Mr. Okumoto holds a Registered Financial Consultant designation: RFC®. Mr. Okumoto brings to our board of directors extensive business background in finance and accounting, general management, and business strategy as a public company chief financial officer and audit committee chairman, as a chief executive officer and division general manager, and practitioner and academic of business strategy.
MR. DAVID TOOLE. Mr. Toole has been a member of our board of directors since January 2016. Mr. Toole brings over 35 years of experience as a technology, supply chain, digital media and video expert, and has been the Chief Executive Officer of MediaMobz, a private company that enables brands to increase their capacity to create video centric digital media that drives business results, since 2008. Mr. Toole is also currently the Chief Executive Officer of Outhink Media, an emerging media incubator, a position he has held since 2001. Prior to Outhink Media, Mr. Toole spent 21 years at GaSonics International, a semiconductor capital equipment company, where he worked in various positions, including as Chief Executive Officer from 1993 to 2001. As Chief Executive Officer at GaSonics, Mr. Toole led the company's initial public offering in 1994 and the sale of the company to Novellus Systems in 2001. Mr. Toole began his career at Advance Micro Devices, a manufacturer of early computer chips, where he was a production supervisor from 1976 to 1979. Mr. Toole received his Bachelor of Arts degree in Business from the University of California, Santa Barbara. Mr. Toole’s executive leadership experience, including as the Chief Executive Officer of a public company, and extensive digital media experience brings to our board of directors strong leadership and oversight as well as strategic leadership as our company leverages digital media to enhance our business initiatives.
Audit Committee
The audit committee was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our audit committee are Messrs. Lewis, Mauro and Okumoto, with Mr. Okumoto serving as chair. Our board of directors has determined that all three members of the audit committee qualify as “independent” under NASDAQ Rules. Our board of directors has also determined that each member of the audit committee meets the financial literacy and sophistication requirements set forth in the NASDAQ Rules and that Mr. Okumoto qualifies as “audit committee financial expert,” as that term is defined by SEC rules. Our board of directors made a qualitative assessment of Mr. Okumoto's level of knowledge and experience based on a number of factors, including his formal education, his past experience as a public company chief financial officer, and his experience reviewing and analyzing company financial statements as an investor and audit committee chair of a public company, and his other prior professional experience.
The audit committee operates under a written charter adopted by our board of directors that is available on our website at http://investor.lifevantage.com/governance.cfm. Our website does not constitute part of this annual report.
Code of Ethics
We have adopted the LifeVantage Corporation Code of Business Conduct and Ethics which applies to all our executive officers, employees and members of our board of directors. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. A copy of our Code of Business Conduct and Code of Ethics is available on our website at http://investor.lifevantage.com/governance.cfm. In the event that an amendment to, or a waiver from, a provision of our Code of Business and Ethics that applies to any of our directors or executive officers is necessary, we intend to post such information on our website. Our website does not constitute part of this annual report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to report their ownership of our common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this annual report any failure to file by the specific due dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2017, we believe that all such reports were filed on a timely basis.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
In this section, we describe the material components of compensation that were paid or awarded to, or earned by, our “named executive officers” (our “NEOs”) in fiscal 2017, provide an overview of the information set forth below in the Summary Compensation Table and other compensation tables, and address actions taken regarding executive compensation after the end of fiscal 2017 that could affect a fair understanding of a NEO’s compensation during fiscal 2017.
Our named executive officers for fiscal 2017 and their principal positions are:

NEO	Position
Darren Jensen	President and Chief Executive Officer
Steven R. Fife	Chief Financial Officer(1)
Ryan Goodwin	Chief Marketing Officer
Courtland Pearson	Senior Vice President International(2)
Justin Rose	Chief Sales Officer
Mark Jaggi	Former Chief Financial Officer and Treasurer(3)
Gary Koos	Former Interim Chief Financial Officer(4)

(1)	Mr. Fife was appointed as our Chief Financial Officer effective March 13, 2017.

(2)	Mr. Pearson was appointed as our Senior Vice President International effective July 2, 2016.

(3)	Mr. Jaggi's employment with the Company was terminated effective January 18, 2017.

(4)
Mr. Koos served as our Interim Chief Financial Officer from January 18, 2017 until March 13, 2017, through an agreement with Cerius Interim Executive Solutions and as described in further detail in the footnotes to our Summary Compensation Table. As a result, he was not eligible during fiscal 2017 for all of the elements of compensation described below that are provided to our other NEOs and was only eligible for the compensation he received through Cerius Interim Executive Solutions.

Executive Summary
Overall, we are focused on long-term growth strategies for our business, including through the adoption of improved operational controls designed to ensure the long-term success of our domestic and international businesses and the implementation of technology-enabled distributor training and resources to increase their productivity and potential for success. During fiscal 2017, we added key individuals to both our executive team and our board of directors, each of whom brings demonstrated talent and experience to advance significantly our long-term strategic goals and provide the appropriate management and oversight of our operations. In addition, our compensation committee continues to adjust our compensation programs to incorporate longer-term performance periods and refine applicable performance metrics to better align compensation with our strategic goals, while balancing the need to maintain a market competitive compensation program to continue to attract and retain our management team.
This Compensation Discussion and Analysis is divided into three parts:

•	Part I-Compensation Principles and Processes. In this part we describe the important principles, processes and tools that help us determine compensation for our NEOs.

•
Part II-Compensation Components. In this part we discuss the three material components of NEO compensation - base salary, annual incentive compensation and long-term incentive compensation - and actual compensation paid or awarded to, or earned by, our NEOs in fiscal 2017.

•	Part III-Other Matters. In this part we discuss other compensation practices that affect how we compensate our NEOs, including employment agreements and certain corporate policies.
PART I. COMPENSATION PRINCIPLES AND PROCESSES
Our Compensation Principles and Objectives
Our executive compensation program is designed to be fair, reasonable and competitive and to attract, retain and motivate talented executives capable of achieving our business objective of creating long-term shareholder value. We actively seek to foster a pay-for-performance environment that encourages our executive officers to enhance shareholder value. To this end, we seek to establish a compensation program linked directly to the delivery of long-term returns to our shareholders, the achievement of short- and long-term strategic business objectives, individual performance, and the demonstration of competencies that are aligned with our culture and values. With our recent hiring of several new members of our executive management team, including our Chief Executive Officer in fiscal 2015, we have also had to prioritize the market competitiveness of our executive compensation program.
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

The compensation committee has the authority and responsibility to review and recommend to the board of directors on an annual basis the corporate goals and objectives with respect to compensation for Mr. Jensen, our President and Chief Executive Officer (whom we refer to as our “CEO”). The compensation committee evaluates at least annually the performance of our CEO in light of these established goals and objectives. The compensation committee, based upon its evaluations, makes a recommendation regarding our CEO's annual compensation to the independent members of our board of directors for its approval. Our CEO is not present during any meeting of the compensation committee during which it deliberates upon or approves determinations of or recommendations regarding the determination of the compensation of our CEO.
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
Each member of our compensation committee is an “independent outside director,” as defined under Section 162(m) of the Internal Revenue Code, and is independent under NASDAQ Rules. Our compensation committee approves components of our executive compensation where appropriate to facilitate our ability to deduct amounts under the corporate tax deduction limitations imposed by Section 162(m). A complete description of the authority and responsibility of our compensation committee is set forth in its charter, which is available on our website at http://investor.lifevantage.com/governance.cfm and in print upon request. Our website does not constitute part of this annual report.
To assist it with fulfilling its responsibility for making NEO compensation decisions consistent with the principles and objectives discussed above, the compensation committee utilizes a variety of tools, as described below.
Compensation Consultant
For fiscal 2017, the compensation committee engaged Barney & Barney as an independent compensation consultant. Specifically, Barney & Barney was engaged to review and recommend refinements of our peer group of companies and assess, relative to our peer group, total compensation of our executives, compensation of our board of directors and to develop long-term incentive grant guidelines and strategies for all employees. The compensation committee has engaged Barney & Barney since fiscal year 2011 to provide similar services.
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
The compensation committee concluded for fiscal 2017 that Barney & Barney is independent and that its work in advising the compensation committee does not raise any conflict of interest. In making such determination, the compensation committee considered, among other things, (i) the provision of other services to us by Barney & Barney; (ii) the amount of fees received by Barney & Barney from us, as a percentage of Barney & Barney's total revenue; (iii) Barney & Barney's policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Barney & Barney with members of the compensation committee; (v) any of our stock owned by Barney & Barney; and (vi) any business or personal relationship of Barney & Barney with our executive officers.
CEO Recommendations
As discussed above, the compensation committee relies upon our CEO for compensation recommendations for the NEOs other than himself. Our CEO and the compensation committee discuss our CEO's assessment of the NEOs and any other factors the CEO believes may be relevant for the compensation committee's consideration.
Fiscal 2017 Peer Group
During fiscal 2017, Barney & Barney reviewed and made recommendations to the compensation committee regarding refinements to our peer group for market assessments for fiscal 2017 (our “FY2017 Peer Group”) that adjusted the peer group (our “FY2016 Peer Group”) the compensation committee had used for our fiscal 2016 compensation decisions. Barney & Barney considered industry, company size and location as selection criteria in identifying appropriate peer companies for fiscal 2017. Our compensation committee uses the peer group to establish a framework for evaluating our NEO compensation practices. Our FY2017 Peer Group consists of the following companies:

CVR Partners (UAN)	Nutraceutical International (NATR)
Depomed (DEPO)	Nutrisystem (NTRI)
Endocyte (ECYT)	Omega Protein (OME)
Gaiam (GAIA)	PetMed Express (PETS)
Lifeway Foods (LWAY)	Quidel (ODEL)
Mannatech (MTEX)	QuinStreet (QNST)
Medifast (MED)	Sagent Pharmaceuticals (SGNT)
Meridian Bioscience (VIVO)	SciClone Pharmaceuticals (SCLN)
MGP Ingredients (MGPI)	Spectrum Pharmaceuticals (SPPI)
MusclePharm (MSLP)	Sucampo Pharmaceuticals (SCMP)
Natural Alternatives Int'l (NAII)
Because of the limited number of public companies in our industry that meet the recommended criteria for selecting our compensation peer group, the compensation committee includes selected companies in industries similar to our industry, including neutraceuticals, network marketing and life sciences. In determining our FY2017 Peer Group, our compensation committee narrowed one of the three factors used in determining the FY2016 Peer Group. While the peer group used for each fiscal year used a total revenue factor ranging from $70 million to $450 million and the factor relating to the number of company employees ranging from 70 to 800 employees, the compensation committee on advice of Barney & Barney adjusted the market capitalization factor to $1.0 billion or less. As a result of this refinement in the peer group’s market capitalization factor and based upon the recommendation of Barney and Barney, two companies were added to the FY2017 Peer Group: Endocyte and Nutrisystem. Additionally, Rentech Nitrogen was removed from the FY2017 Peer Group as a result of its acquisition by CVR Partners.
The compensation committee used data from our FY2017 Peer Group companies to help ensure that the compensation of NEOs was competitive and that its decisions were appropriate. The compensation committee generally believes that the base salary and total direct compensation of our NEOs should be set within a range of plus or minus 20% of the 50th percentile of each of the base salary and the total direct compensation of persons in reasonably similar positions at companies in our FY2017 Peer Group.
Role of Say-on-Pay Vote
At our fiscal 2016 Annual Meeting of Shareholders held in October 2015, our shareholders were provided an opportunity to cast an advisory vote on the compensation of our named executive officers, as described in the proxy statement for the fiscal 2016 Annual Meeting of Shareholders. Approximately 70% of shareholders’ votes were cast in favor of the compensation of our NEOs, which the compensation committee believes affirms general support for our executive compensation program by our shareholders. Changes made to our executive compensation programs in fiscal 2016 and fiscal 2017 took into account that our compensation committee would like to improve the percentage by which our say on pay advisory vote passes when it is next submitted to shareholders at our annual meeting with respect to fiscal 2018.
At our fiscal 2013 Annual Meeting of Shareholders held in November 2012, our shareholders voted in favor of holding an advisory vote on the compensation of our executive officers once every three years. As such, we do not intend to hold another advisory shareholder vote on our NEO compensation until our fiscal 2019 Annual Meeting of Shareholders (which meeting is expected to be held in late 2018 or early in 2019).
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
PART II. COMPENSATION COMPONENTS
The three components of our executive compensation program are base salary, annual or short-term incentives and long-term incentives in the form of equity-based awards. While no specific formula is used to determine the allocation of a NEO's total annual compensation among these three components, we strive to achieve market competitive pay in each compensation component. An underlying principle in each of the compensation components is that the compensation of our executives should correlate with their level of performance. In addition, the compensation committee has not established any formal policies or guidelines for allocating compensation between cash and non-cash compensation.
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
Our CEO, Mr. Jensen, joined the Company in May 2015 at which time his salary was determined based upon a review of his base salary in his prior position and a review of the salaries of CEOs in our fiscal 2015 peer group. Mr. Jensen’s initial salary was set at $550,000 and fell within a range of plus or minus 20% of the 50th percentile of base salaries of other CEOs in our fiscal 2015 peer group. As Mr. Jensen joined our company less than two months prior to the beginning of fiscal 2016, the compensation committee determined that Mr. Jensen’s salary would remain unchanged for fiscal 2016. In June 2016, the compensation committee recommended to the board of directors that Mr. Jensen’s base salary for fiscal 2017 not be increased and his base salary remained unchanged for fiscal 2017.
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
Similar to the base salary of our CEO, we believe that the base salary of our other NEOs should be competitive with the base salary ranges for persons in similar positions at the companies within our peer group and should generally be set within a range of plus or minus 20% of the 50th percentile of the base salaries of such persons. The base salaries of each of Messrs. Goodwin and Rose were determined in prior fiscal years when they were hired. The base salaries of each of Messrs. Fife and Pearson were determined at the time of their hire during fiscal 2017.
In June 2016 the compensation committee determined to recommend to our board of directors that the annual base salary payable to each of Messrs. Goodwin or Rose (and Mr. Jaggi, who was still employed by us at such time) for fiscal 2017 not be increased.
Short-Term Cash Incentive Plans
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
In May 2016, our board of directors, upon the recommendation of the compensation committee, adopted a fiscal 2017 annual incentive plan (the “FY2017 Annual Incentive Plan”). The FY 2017 Annual Incentive Plan is intended to reward certain full time employees who were selected by the compensation committee for participation in the plan for their performance in meeting corporate goals. All of our NEOs were eligible to participate in the FY 2017 Annual Incentive Plan based on achievement of specified performance goals, both corporate and individual.
Our CEO was also eligible during fiscal 2017 to earn cash incentive awards related to the performance of three of our product lines (the “FY2017 Product Line Awards”).
FY2017 Annual Incentive Plan
Under the terms of the FY2017 Annual Incentive Plan, our CEO and our other eligible NEOs were eligible to receive a cash bonus if we met certain corporate goals or they achieved certain individual goals.  Target bonus amounts for our NEOs are established as a percentage of their annual base salary.  For all NEOs other than Mr. Jensen, the target bonus amount ranges from 40% to 50% of the NEO’s annual base salary, with a maximum bonus of 152.5% of the target amount.  Mr. Jensen’s target bonus amount is 82% of his annual base salary, with a maximum bonus equal to 150% of his annual base salary.
For fiscal 2017, two corporate goals comprised 70% of the target bonus amount for our NEOs, with an earnings per share target (“EPS”) comprising 35% of target, and a revenue target, comprising the other 35% of target.  The applicable revenue and EPS targets, along with minimum and maximum amounts payable for such goals, were as follows:

EPS
	FY 2017 EPS (rounded to nearest cent)	Performance Bonus Percentage
Minimum	$0.40	20%
	$0.42	40%
	$0.44	60%
	$0.45	80%
	$0.47	100%
	$0.51	125%
Maximum	$0.54	150%

Top Line Revenue
	FY 2017 Top Line Revenue	Performance Bonus Percentage
Minimum	$207,000,000	20%
	$208,250,000	40%
	$209,500,000	60%
	$210,750,000	80%
	$212,000,000	100%
	$214,500,000	125%
	$217,000,000	150%
	$219,500,000	175%
Maximum	$222,000,000	200%
The remaining 30% of the target bonus amount was comprised of individual goals, determined on a quarterly basis with 7.5% of the target bonus amount allocated to each fiscal quarter. A minimum of 80% and a maximum of 100% applied to the individual goals for fiscal 2017.
Following the end of fiscal 2017, it was determined that no amount would be payable to any of our NEOs attributable to our corporate goals, as achievement was below the minimum level applicable to both the revenue and EPS targets. Annual Incentive Plan bonus payments attributable to individual goals were, however, paid to each of our NEOs other than Mr. Jensen in the following amounts:  Mr. Fife, $12,375 (for the fourth quarter of fiscal 2017 only); Mr. Goodwin, $66,375; Mr. Pearson, $27,188; Mr. Rose, $38,250; and Mr. Jaggi, $24,375 (for the first two quarters of fiscal 2017, prior to termination of his employment).
For fiscal 2016, we paid no annual incentive plan bonuses to our NEOs (other than Mr. Rose, who during that year participated in a different incentive plan) as a result of the disruption to our business caused by the independent review conducted by the audit committee after the end of fiscal 2016 which resulted in our delayed filing of our Form 10-K for fiscal 2016.
FY2017 Product Line Awards
In September 2016, our compensation committee approved the FY2017 Product Line Awards for our CEO. Pursuant thereto, Mr. Jensen was eligible to receive three separate cash incentive awards for revenue generated by each of three Company product lines subject to (i) a maximum amount payable of $1,000,000 in the aggregate and (ii) reduction if our overall gross profit margin for fiscal year 2017 fell below the overall gross profit margin for fiscal year 2016 (a 25% reduction for each 10% reduction in overall gross profit margin, with straight line interpolation applied to any decline in overall gross margin of other than 10%).
Mr. Jensen’s bonus opportunity for the Protandim and TrueScience product lines originated from his employment agreement negotiated with us at the time he was hired in May 2015. The PhysIQ product line bonus opportunity was approved as an additional award in September 2016. For the Protandim product line, including the Protandim NRF1 synergizer and the Protandim Nrf2 synergizer (together, the “Protandim Product Line”), Mr. Jensen was eligible to receive a cash incentive award equal to 3% of the positive difference in total net revenue from the Protandim Product Line for fiscal year 2017 as compared to fiscal year 2016.
For the TrueScience skin care regimen products, including the TrueScience Ultra Gentle Facial Cleanser, the TrueScience Perfecting Lotion, the TrueScience Eye Corrector Serum, the TrueScience Anti-Aging Cream and the TrueScience Micro Lift Serum (collectively, the “TrueScience Product Line”), Mr. Jensen was eligible to receive a cash incentive award equal to 2% of the positive difference in total net revenue from the TrueScience Product Line for fiscal year 2017 as compared to fiscal year 2016.
For the PhysIQ Smart Weight Management System products, including the PhysIQ Cleanse, the PhysIQ Probio, the PhysIQ Fat Burn and the PhysIQ Protein (collectively, the “PhysIQ Product Line”), Mr. Jensen was eligible to receive a cash incentive award equal to 2% of the positive difference in total net revenue from the PhysIQ Product Line for the fiscal year 2017 performance period (December 1, 2016 to June 30, 2017) as compared to the fiscal year 2016 performance period (December 1, 2015 to June 30, 2016).
In the first quarter of fiscal year 2018, our compensation committee determined that Mr. Jensen was eligible to receive a cash incentive award solely for the FY2017 Product Line Award related to the Protandim Product Line, as the revenues for our TrueScience Product Line and the PhysIQ Product Line for fiscal year 2017 or, in the case of the PhysIQ Product Line, for the fiscal year 2017 performance period, were not greater than fiscal year 2016 (or the fiscal year 2016 performance period, for the PhysIQ Product Line). Based on increased revenues for the Protandim Product Line of $3,515,059, Mr. Jensen was eligible to receive an award of $105,452; however, due to our overall gross margin for fiscal year 2017 being less than the overall gross margin for fiscal year 2016 (-0.41%), Mr. Jensen’s cash incentive award was reduced by 1.02% for a payout of $104,371.
Long-Term Incentive Plan
The third material component of our NEOs' compensation includes awards granted under our equity incentive plan. Prior to 2017, such awards were granted pursuant to our 2010 Long-Term Incentive Plan, or 2010 LTIP. Following the adoption of our 2017 Long-Term Incentive Plan in December 2016, equity awards are now granted pursuant to the 2017 Long-Term Incentive Plan, or 2017 LTIP. Historically, we have not granted long-term incentive awards as compensation for past performance, and instead believe that long-term incentive awards should:

•	align NEO's incentives directly with shareholder value;

•	encourage performance that increases long-term shareholder return;

•	serve as a retention tool; and

•	give NEOs a meaningful equity stake in our business.
The awards granted to our NEOs historically have consisted of stock options or restricted stock awards, in each case subject to time-based vesting; however, we have not granted stock options to NEOs since 2012. New hire awards are usually granted to executive officers at the time employment commences, and such awards typically vest over a three year period following the commencement of employment.

In January 2015, we began granting performance-based restricted stock units (“PRSUs”) to our NEOs under the 2010 LTIP, which utilize the Company’s total shareholder return (“TSR”) as a performance metric. In determining the number of PRSUs to award to our NEOs, the compensation committee takes into account our compensation philosophy that the overall compensation of our NEOs should be set within a range of plus or minus 20% of the 50th percentile of the overall compensation of persons in reasonably similar positions at companies in our peer group. The compensation committee approves all equity awards to our employees, including awards to our executive officers.
Fiscal 2017 PRSUs
In March 2017, our compensation committee granted PRSUs (the “2017 PRSUs”) to our NEOs and certain other officers of the Company pursuant to the 2017 LTIP. Vesting of the PRSUs is subject to continued service and the Company’s TSR during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund TSR for the performance period. The number of PRSUs eligible to vest is 0% to 200% of the target.
The Company's NEO long term compensation grant levels are determined to be within a range of plus or minus 20% of the 50th percentile of the long term compensation paid to executives preforming comparable tasks at our compensation peer group. The plus or minus 20% of the 50th percentile range allows for a level of discretion in making awards while assuring market competitive compensation that enables the Company to attract and retain qualified, focused and engaged executives. Additional details regarding the 2017 PRSUs granted to our NEOs in fiscal 2017 are detailed in the “Grants of Plan-Based Awards” table below.
Fiscal 2017 New Hire Awards
In connection with their commencement of employment with the Company during fiscal 2017, our board of directors approved the grant of restricted stock awards to each of Messrs. Fife and Pearson. These awards vest based on the NEO’s continuing service, with one-third of the award vesting on each of the first three anniversaries of their respective employment start dates. These awards are detailed in the “Grants of Plan-Based Awards” table below.
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
PART III. OTHER MATTERS
Employment Agreements
We currently have an employment agreement with Mr. Jensen. Messrs. Fife, Goodwin, Pearson and Rose are entitled to certain severance benefits under key executive benefits package contracts which are described below in “Severance or Change-in-Control Agreements.” Below is a summary of the material terms of the employment agreement we have in place with Mr. Jensen. During fiscal 2017, we entered into an amendment and restatement of Mr. Jensen’s employment agreement as described below.
Darren Jensen Compensation Arrangements
On April 26, 2015, we entered into an employment agreement with Mr. Jensen pursuant to which he was appointed as our President and Chief Executive Officer effective May 18, 2015. On December 6, 2016, we amended and restated Mr. Jensen’s employment agreement. Mr. Jensen’s employment agreement as amended and restated is referred to herein as the employment agreement. Mr. Jensen’s employment agreement will expire on the 90th day following the close of the first fiscal year in which our net revenue exceeds $500 million, unless earlier terminated in accordance with the terms of the employment agreement or extended by mutual agreement of the parties.
Base Salary. Mr. Jensen’s base salary was set at $550,000 at the time of his hiring in 2015 and remained at that level through fiscal 2017.
Bonus Awards; Annual Incentives. For fiscal 2017, Mr. Jensen’s target bonus percentage was set at 82% of his annual base salary, with a maximum bonus percentage of 150% of his annual base salary. Mr. Jensen’s annual incentive arrangements for fiscal 2017, as set forth in his employment agreement, are as described above in “Annual Incentive Plan.” Pursuant to his employment agreement, beginning with fiscal 2018 and ending with the fiscal year in which the Company first achieves annual revenue of at least $500 million, Mr. Jensen will be entitled to the following annual incentive payments granted under the Company’s shareholder-approved long-term incentive plan, as currently in effect or as may be in effect in the future:

•
An annual incentive payment for incremental annual revenue from sales of the Protandim product line over prior year revenue for such product in an amount equal to 3% of the positive difference between total net revenue from sales of Protandim for the most recently completed fiscal year relative to the prior fiscal year;

•
An annual incentive payment for incremental annual revenue from sales of TrueScience Skin Care Regimen products over prior year revenue for such products in an amount equal to 2% of the positive difference between total net revenue from sales of TrueScience Skin Care Regimen for the most recently completed fiscal year relative to the prior fiscal year; and

•
An annual incentive payment for incremental annual revenue from sales of PhysIQ products over prior year revenue for such products in an amount equal to 2% of the positive difference between total net revenue from sales of PhysIQ for the most recently completed fiscal year relative to the prior fiscal year.

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
As described above in "FY2017 Product Line Awards," for fiscal 2017, our compensation committee determined that Mr. Jensen was eligible to receive a cash bonus solely from sales of the Protandim product line as the revenues for the TrueScience products and PhysIQ products for fiscal 2017 were not greater than fiscal year 2016 (or the fiscal 2017 performance period versus the 2016 performance period, for the PhysIQ products).
Under the terms of his employment agreement, beginning with fiscal 2018 and ending at the end of the fiscal year during which the Company first achieves annual revenue of at least $500 million, Mr. Jensen will also be eligible to earn the following additional amounts:

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
Equity Awards. Pursuant to the terms of his employment agreement and as described above in “Long-Term Incentive Plan,” Mr. Jensen received a grant of 93,300 PRSUs under the 2017 LTIP in March 2017.
Reimbursement of Expenses. While the employment agreement remains in effect, we will pay up to $20,000 annually to cover costs incurred by Mr. Jensen for professional assistance with respect to personal financial and tax planning and compliance.
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
Separation Arrangement with Mark Jaggi
On January 18, 2017, the Company terminated the employment of Mr. Jaggi, the Company’s Chief Financial Officer. Mr. Jaggi participated in the key executive benefit package, pursuant to which he was eligible to receive severance in an aggregate amount equal to six months his annual base salary as of the termination date. This severance amount was paid in substantially equal monthly installments over the six-month period following his termination date. As a condition to receiving the severance payments, Mr. Jaggi provided a separation agreement in a form prescribed by us, which included, among other things, a release of all claims against the Company, a covenant not to sue and certain other covenants during the severance period.
Severance or Change-in-Control Agreements
Messrs. Fife, Goodwin, Pearson and Rose are eligible to receive severance benefits pursuant to the terms of their key executive benefit package agreements.
The key executive benefit package agreements with Messrs. Fife, Goodwin, Pearson and Rose provide that their employment with us is at-will and either the NEO or the Company can terminate the NEO’s employment at any time and for any reason or for no reason, in each case subject to the terms and provisions of the key executive benefit package agreement. These agreements provided that, if we terminate their employment without cause, the NEO will be asked to execute and deliver to us a separation agreement that will provide, among other things, a release of all claims against us and a covenant not to sue us. So long as the NEO executes and does not revoke the separation agreement, and remains in full compliance with its terms, he will be entitled to payments equal in the aggregate to six months of his then annualized base salary. These severance payments will be paid in substantially equal monthly installments over the six month period following the date of termination of employment.
The contractually-provided severance benefits under the terms of their respective key benefit package agreements are intended to provide compensation to the applicable NEO while he searches for new employment after his employment with us is terminated without cause or he resigns for good reason. We believe that providing severance protection for these NEOs upon their termination of employment under these circumstances is necessary in the competitive marketplace for talented executives. We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable. The agreements governing the 2010 LTIP awards granted to our NEOs also generally provide for some or all of the unvested shares underlying equity awards granted thereunder to vest immediately when certain events occur, including a change in control, described below under “SUMMARY COMPENSATION TABLE-Long Term Incentive Plan.” For further details of the potential amounts that a NEO may receive in connection with a change-in-control transaction see the “Potential Payments Upon Termination or Change-in-Control” table.
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
Tax and Accounting Considerations
In fiscal 2017, while the compensation committee generally considered the financial accounting and tax implications of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our NEOs during such fiscal year. The amendment during fiscal 2017 of Mr. Jensen's employment agreement was done, in part, to facilitate qualification of his cash incentive awards for deduction under Section 162(m) of the Code.
SUMMARY COMPENSATION TABLE
The following table sets forth the compensation of our NEOs for the fiscal years ended June 30, 2017, 2016 and 2015. However, information for fiscal 2016 and fiscal 2015 is not provided if a NEO first became a NEO for fiscal 2017 and information for fiscal 2015 is not provided if a NEO first became a NEO for fiscal 2016. The primary components of each NEO's compensation are also described in our “Compensation Discussion and Analysis,” above.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Non-equity Plan Compensation(2)		All Other Compensation ($)		Total ($)
Darren J. Jensen, President	2017	550,000		—		437,577	(3)	104,371		21,102	(4)	1,113,050
and Chief Executive Officer	2016	550,000		—		2,031,840		98,600		20,988		2,701,428
	2015	68,750		451,000	(5)	630,000		—		2,414		1,152,164
Steven R. Fife, Chief	2017	86,308		25,000	(7)	442,800		12,375		241,257	(8)	807,740
Financial Officer (6)
Ryan Goodwin, Chief	2017	350,000		—		219,023	(10)	66,375		8,358	(11)	643,756
Marketing Officer (9)
Courtland Pearson, Senior Vice	2017	239,583		75,000	(13)	300,743	(14)	27,188		2,796	(15)	645,310
President of International (12)
Justin Rose, Chief Sales Officer (16)	2017	340,000		—		219,023	(10)	38,250		17,224	(17)	614,497
	2016	323,436	(19)	—		676,281	(20)	83,338	(21)	10,325	(22)	1,093,380
Mark Jaggi, Former Chief	2017	206,889		—		—		24,375		126,614	(20)	357,878
Financial Officer (19)	2016	294,688		—		695,961		—		—		990,649
Gary Koos, Former Interim Chief	2017	64,149	(22)	—		—		—		—		64,149
Financial Officer (21)

(1)
The amounts in the current year in this column represent the aggregate grant date fair value of stock awards granted to the NEO in the applicable fiscal year under either our 2010 Long-Term Incentive Plan (the “2010 LTIP”) or our 2017 Long-Term Incentive Plan (the “2017 LTIP”) and computed in accordance with FASB ASC Topic 718. See Note 8 of the notes to our consolidated financial statements for a discussion of all assumptions made by the Company in determining the grant date fair values of its equity awards. Each NEO other than Messrs. Fife, Jaggi and Koos was granted performance-based RSUs (“PRSUs”) on March 28, 2017, the vesting of which is tied to the Company’s total shareholder return (“TSR”) during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019. The PRSUs granted to our NEOs in fiscal 2017 are described in greater detail in “Compensation Discussion and Analysis - Part II - Compensation Components - Long-Term Incentive Plan” above. In accordance with SEC rules, the grant date fair value reflected in the above table of an equity award that is subject to performance conditions is based on the probable outcome of the performance condition. Below in the footnotes related to each individual’s equity award we specify the grant date fair value assuming maximum achievement of the PRSUs.

(2)
The amounts in this column reflect cash bonus awards earned by the NEOs under one of our cash incentive plans or, in the case of Mr. Jensen, pursuant to his fiscal year product line awards under our 2010 LTIP.

(3)	Assuming the highest level of performance conditions will be achieved, the grant date fair value of the PRSUs awarded would be $875,154.

(4)
Reflects reimbursements Mr. Jensen received for travel, including travel by Mr. Jensen’s spouse in the amount of $4,224, $270 for a cash holiday gift, $108 for a distributor event gift, and $16,500 in 401(k) matching contributions.

(5)	Reflects a signing bonus paid to Mr. Jensen in connection with the commencement of his employment.

(6)	Mr. Fife was hired as our Chief Financial Officer on March 13, 2017. Mr. Fife’s annualized salary during the fiscal year was $330,000.

(7)	Reflects a signing bonus paid to Mr. Fife in connection with the commencement of his employment.

(8)	Reflects relocation expenses paid by the Company in fiscal 2017 in the amount of $130,913, plus a tax gross-up payment thereon of $110,344 which will be paid to Mr. Fife in fiscal 2018.

(9)	Mr. Goodwin was hired as our Chief Marketing Officer on October 19, 2015.

(10)	Assuming the highest level of performance conditions will be achieved, the grant date fair value of the PRSUs awarded would be $438,046.

(11)
Reflects reimbursements Mr. Goodwin received for travel, including travel by Mr. Goodwin’s spouse in the amount of $980, $270 for a cash holiday gift, $108 for a distributor event gift, and $7,000 in 401(k) matching contributions.

(12)	Mr. Pearson was hired as our Senior Vice President, International, on July 2, 2016.

(13)	Reflects a signing bonus paid to Mr. Pearson in connection with the commencement of his employment.

(14)
Includes $219,023, the grant date fair value of the PRSUs granted on March 28, 2017, calculated based on the probable outcome of the performance condition applicable to such award. Assuming the highest level of performance conditions will be achieved, the grant date fair value of the PRSUs would be $438,046.

(15)	Reflects reimbursements Mr. Pearson received for travel, including travel by Mr. Pearson’s family member(s) in the amount of $2,148, $270 for a cash holiday gift, $108 for a distributor event gift.

(16)	Mr. Rose was hired as our Chief Sales Officer on July 21, 2015.

(17)
Reflects reimbursements Mr. Rose received for travel, including travel by Mr. Rose’s spouse in the amount of $9,471, $270 for a cash holiday gift, $108 for a distributor event gift, and $7,375 in 401(k) matching contributions.

(18)	Reflects relocation expenses paid by the Company in the amount of $8,170 and reimbursements for travel, including airfare, in the amount of $1,770 and $385 for a holiday cash gift.

(19)	Mr. Jaggi’s employment with the Company was terminated effective January 18, 2017.

(20)	Represents severance payments made pursuant to Mr. Jaggi's separation agreement.

(21)	Mr. Koos served as our Interim Chief Financial Officer from January 18, 2017 through March 13, 2017.

(22)	Mr. Koos was paid on an interim basis with Cerius Enterprises. This reflects the total paid to Cerius and may not be the total paid to Mr. Koos.
Salary, Bonus and Non-Equity Incentive Plan Compensation in Proportion to Total Compensation
The amount of salary, bonus and non-equity incentive plan compensation awarded to, earned by, or paid to our NEOs for fiscal 2017 in proportion to the total compensation reported for each NEO who remained in service with us through the end of the fiscal year ranged from 16% in the case of Mr. Fife to 64% in the case of Mr. Goodwin.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth information concerning the grants of non-equity incentive and equity incentive plan awards to our NEOs in fiscal 2017. Non-equity incentive plan awards are provided under our fiscal 2017 Annual Incentive Plan, or AIP, or, in the case of Mr. Jensen during fiscal 2017, pursuant to our 2010 LTIP. Equity incentive awards are provided under either our 2010 LTIP or, after its adoption, the 2017 LTIP. These non-equity and equity incentive plan awards are also described in “Compensation Discussion and Analysis-Part II-Compensation Components-Cash Incentive Plan” and “Compensation Discussion and Analysis-Part II-Compensation Components-Annual Incentive Plan-Long Term Incentive Plan.” Mr. Jaggi did not receive any grants of equity incentive plan awards due to his termination of employment with the Company effective January 18, 2017. Mr. Koos did not receive any grants of equity or non-equity incentive plan awards due to his interim role.

Name	Award Type (1)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)				Estimated Future Payouts Under Equity Incentive Plan Awards (3)		All Other Stock Awards: Number of Shares Or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)		Target (#)	Maximum (#)
Darren Jensen	PRSU	3/28/2017	—	—	—		93,300	186,600	—	437,577
	AIP	n/a	27,060	451,000	825,000		—	—	—	—
	2010 LTIP	n/a	—	—	1,000,000	(6)	—	—	—	—
Steven R. Fife	RSA	3/28/2017	—	—	—		—	—	90,000	442,800
	AIP	n/a	9,900	12,375	—	(7)	—	—	—	—
Ryan Goodwin	PRSU	3/28/2017	—	—	—		46,700	93,400	—	219,023
	AIP	n/a	10,500	175,000	266,875		—	—	—	—
Courtland Pearson	RSA	9/14/2016	—	—	—		—	—	9,000	81,720
	PRSU	3/28/2017	—	—	—		46,700	93,400	—	219,023
	AIP	n/a	6,000	100,000	152,500		—	—	—	—
Justin Rose	PRSU	3/28/2017	—	—	—		46,700	73,400	—	219,023
	AIP	n/a	10,200	170,000	259,250		—	—	—	—
Mark Jaggi(8)	AIP	n/a	9,750	162,500	247,813		—	—	—	—

(1)
“AIP” denotes that the award was made pursuant to our fiscal 2017 annual incentive plan. “2010 LTIP” denotes a cash award made pursuant to our 2010 LTIP. “RSA” denotes an award of restricted stock that was made pursuant to our 2010 LTIP or our 2017 LTIP. “PRSU” denotes a performance-based restricted stock unit award that was made pursuant to our 2010 LTIP or our 2017 LTIP.

(2)
The annual incentive plan (AIP) is a cash incentive plan that pays awards for performance, with awards for corporate performance metrics paid on an annual basis after the end of the applicable year and awards for individual performance metrics paid on a quarterly basis after the end of each applicable quarter. See our “Compensation Discussion and Analysis-Part II-Compensation Components-Cash Incentive Plans” for a detailed description of annual incentive plan awards. The amounts reported in the Threshold column reflect the lowest payout possible under the AIP, which would have been attributable to achievement at the minimum level of one fiscal quarter of individual performance goals. The amounts reported in the Target column reflect the at-target potential payout if the Company’s revenue and earnings per share for the fiscal year were at target and the NEO achieved all of the NEO’s individual performance metrics for the fiscal year. The amounts reported in the Maximum column reflect the maximum payout possible under the plan. Amounts for each NEO are based on a percentage of the NEO’s base salary set prior to the beginning of the fiscal year.

(3)
Messrs. Jensen, Goodwin, Pearson and Rose were each granted PRSUs under the 2017 LTIP on March 28, 2017, the vesting of which is tied to the Company's TSR during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund TSR for the performance period. The number of PRSUs eligible to vest is 0% to 200% of the target. The number of PRSUs shown in the target column represents the number of PRSUs that will vest if achievement is at 100% for the performance period, and the maximum reflects achievement at 200%. No threshold is applicable to the PRSUs.

(4)
Messrs. Fife and Pearson were granted shares of restricted stock in connection with the commencement of their employment. These awards vest over three years in equal installments based on continued employment with the Company on each such date. See our “Compensation Discussion and Analysis -Part II-Compensation Components-Annual Incentive Plan-Long Term Incentive Plan” above and also the Outstanding Equity Awards table below for a description of restricted stock awards under our 2010 LTIP and our 2017 LTIP.

(5)
We calculate the grant date fair value of each award in accordance with FASB ASC Topic 718 and as described in Footnote 1 to the “Summary Compensation Table,” above. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition.

(6)
Mr. Jensen was eligible to receive cash incentive awards for fiscal 2017 related to revenue generated by three of our product lines. See our “Compensation Discussion and Analysis-Part II-Compensation Components-Cash Incentive Plans” for a detailed description of Mr. Jensen’s FY2017 Product Line Awards. The amount Mr. Jensen was eligible to receive pursuant to the FY2017 Product Line Awards in fiscal 2017 was a percentage of actual revenue generated with a maximum of $1,000,000 payable in the aggregate for the three product lines. No threshold or target level was applicable to such award.

(7)
Due to Mr. Fife’s partial year of employment with the Company, he was only eligible for a bonus under the AIP for fiscal 2017 related to his individual performance goals for our fourth fiscal quarter. As a result, full achievement would have occurred at the target level and no maximum was applicable.

(8)
The amounts included in the table above as threshold, target and maximum for Mr. Jaggi do not reflect his termination of employment during fiscal 2017. As a result of his termination, he was only eligible to receive a bonus for the first two quarters of fiscal 2017 attributable to his individual performance goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information concerning all restricted stock and performance-based restricted stock units (“PRSUs”) held by our NEOs as of June 30, 2017. As of June 30, 2017, none of our NEOs held unexercised options.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Darren Jensen	142,858	(4)	618,575	—		—
	—		—	153,000	(5)	662,490
	—		—	93,300	(6)	403,989
Steven R. Fife	90,000	(7)	389,700	—		—
Ryan Goodwin	11,429	(8)	49,488	—		—
	—		—	46,000	(5)	199,180
	—		—	46,700	(6)	202,211
Courtland Pearson	9,000	(9)	38,970	—		—
	—		—	46,700	(6)	202,211
Justin Rose	11,428	(10)	49,483	—		—
	—		—	46,000	(5)	199,180
	—		—	46,700	(6)	202,211

(1)
Computed in accordance with SEC rules as the number of unvested RSAs multiplied by the closing market price of our common stock at the end of the 2017 fiscal year, which was $4.33 on June 30, 2017 (the last business day of the 2017 fiscal year). The actual value (if any) to be realized by the NEO depends on whether the shares vest and the future performance of our common stock.

(2)
In the event of a change in control prior to the end of the applicable performance period, the performance period will be deemed to end on the effective date of the change in control and performance determined as of such date.

(3)
Computed in accordance with SEC rules as the number of unvested PRSUs multiplied by the closing market price of our common stock at the end of the 2017 fiscal year, which was $4.33 on June 30, 2017 (the last business day of the 2016 fiscal year). The actual value (if any) to be realized by the NEO depends on whether the performance milestones related thereto are achieved and the future performance of our common stock.

(4)
These shares of restricted stock were granted on May 18, 2015 and vest in full on the third anniversary of Mr. Jensen’s commencement of employment with the Company, assuming continuous employment with the Company through such date.

(5)
These PRSUs were granted under the 2010 LTIP on March 28, 2016. Vesting of the PRSUs is subject to continued service and the Company’s TSR during a three-year performance period commencing on January 1, 2016 and ending on December 31, 2018. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund TSR for the performance period. The number of PRSUs eligible to vest is 0% to 200% of the target in the case of all NEOs other than Mr. Jensen, for whom the maximum number of PRSUs eligible to vest is 116.7% of the target. The number of PRSUs in the table reflects performance at the 100% target level.

(6)
These PRSUs were granted under the 2017 LTIP on March 28, 2017. Vesting of the PRSUs is subject to continued service and the Company’s TSR during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019. Vesting of 50% of the PRSUs is based on the Company’s absolute TSR for the performance period as compared to a matrix of fixed numeric values, and the vesting of the other 50% of the PRSUs is based on a relative comparison of the Company’s TSR to the Vanguard Russell 2000 exchange traded fund TSR for the performance period. The number of PRSUs eligible to vest is 0% to 200% of the target. The number of PRSUs in the table reflects performance at the 100% target level.

(7)
These shares of restricted stock were granted on March 28, 2017 and vest in three equal annual installments beginning on March 13, 2018 assuming Mr. Fife's continuous employment with the Company through each such date.

(8)
These shares of restricted stock are part of a restricted stock grant that was granted on January 4, 2016 and vested in three equal annual installments beginning on October 19, 2016 assuming Mr. Goodwin's continuous employment with the Company through each such date.

(9)
These shares of restricted stock were granted on July 2, 2016 and vest in three equal annual installments beginning on July 2, 2017 assuming continuous employment with the Company through each such date.

(10)
These shares of restricted stock were granted on July 27, 2015 and vest in three equal annual installments beginning on July 27, 2016 assuming continuous employment with the Company through each such date.

2017 Long Term Incentive Plan
In December 2016, our board of directors adopted our 2017 Long-Term Incentive Plan, or 2017 LTIP. The 2017 LTIP replaced the 2010 Long Term Incentive Plan, or 2010 LTIP, for all equity-based awards granted to our NEOs and other employees. The 2017 LTIP was approved by our shareholders in February 2017. The 2017 LTIP permits the discretionary award of incentive stock options, non-statutory stock options, restricted stock, stock units, stock appreciation rights and performance-based cash awards to eligible service providers.
The 2017 LTIP reserves a maximum of 1,125,000 shares to be issued thereunder. 650,000 shares were immediately available to be issued on February 16, 2017, following the approval of the plan by our shareholders. Up to an additional 475,000 shares may become available for issuance under the 2017 LTIP, which consist of shares available for grant under the 2010 LTIP that were not issued or subject to outstanding awards plus shares subject to awards previously granted under the 2010 LTIP if they expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company. As of June 30, 2017, 283,156 shares (of the 475,000 shares) have become available for grant under the 2017 LTIP. As of June 30, 2017, there were awards outstanding, net of awards expired, for an aggregate of 514,200 shares of our common stock under the 2017 LTIP.
2010 Long Term Incentive Plan
In 2010, we adopted our 2010 Long-Term Incentive Plan, or 2010 LTIP, which was approved by our shareholders in November 2010. The 2010 LTIP replaced the 2007 Long Term Incentive Plan for all equity-based awards granted to our NEOs and other employees. In September 2011, our board of directors approved an amendment to the 2010 LTIP to increase the number of shares of our common stock that are available for issuance under the 2010 Plan by 485,715 to 985,715. Our shareholders approved that amendment in January 2012.
In August 2014, our board of directors approved an amendment to the 2010 LTIP to increase the number of shares of our common stock that are available for issuance under the 2010 LTIP by 514,286 to 1,500,001, which was approved by our shareholders in November 2014.
Following the adoption of our 2017 LTIP, no further awards will be granted pursuant to the 2010 LTIP. As of June 30, 2017, there were awards outstanding, net of awards expired, under our 2010 LTIP for an aggregate of 606,857 shares of our common stock.
2007 Long Term Incentive Plan
We previously adopted and our shareholders approved the 2007 Long Term Incentive Plan, or the 2007 LTIP, effective November 21, 2006. A maximum of 1,428,572 shares of common stock could be issued under the 2007 LTIP in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 LTIP and are outstanding to various employees, officers, directors, members of our scientific advisory board and independent distributors at prices between $1.47 and $10.50 per share with respect to options to purchase common stock, vesting over one- to three-year periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 LTIP upon expiration of the award. As of June 30, 2017, there were awards outstanding, net of awards expired, for the purchase in aggregate of 227,188 shares of our common stock. As of June 30, 2017, there were 33,328 shares unallocated under the 2007 LTIP. This plan expired on November 21, 2016.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth information concerning the common shares acquired by each of our NEOs upon the vesting of restricted stock awards during the fiscal year ended June 30, 2017. None of our NEOs (have been granted or) exercised any stock options during the fiscal year ended June 30, 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Darren Jensen	—	—
Steven R. Fife	—	—
Ryan Goodwin	5,714	52,053
Courtland Pearson	—	—
Justin Rose	5,715	82,753
Mark Jaggi	5,715	79,324
Gary Koos	—	—

(1)	Value realized upon vesting of stock awards was determined by multiplying the number of shares of restricted stock that vested by the fair market value of our common stock on the vesting date.
PENSION BENEFITS
We do not maintain any defined benefit pension plans.
NONQUALIFIED DEFERRED COMPENSATION
We do not maintain any nonqualified deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As of June 30, 2017, all of our NEOs other than Messrs. Jaggi and Koos were eligible to receive contractually-provided severance benefits under the terms of their respective employment agreements or key executive benefit package agreements, as applicable. Mr. Jaggi would not have been entitled to benefits on June 30, 2017, as a result of his departure from the Company prior to such date. Mr. Koos, having served as our Interim Chief Financial Officer, was not eligible for severance benefits due to service through an agreement with Cerius Interim Executive Solutions. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.
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
For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions were:

•	Executive’s rate of base salary as of June 30, 2017;

•
Full acceleration of all unvested equity awards held by the Executive upon a change in control, except for the 2016 performance-based restricted stock units (the “2016 PRSUs”) and the 2017 performance-based restricted stock units (the “2017 PRSUs”), for which awards no value has been attributed to vesting acceleration, as the achievement of the applicable performance metrics for such awards would have been determined as of June 30, 2017 and no portion of either the 2016 PRSUs or the 2017 PRSUs would have been eligible to vest as of that date;

•	Cash severance as provided under the NEO’s employment agreement or key executive benefit package agreement, as applicable, in effect as of June 30, 2017;

•	Change in control occurring on June 30, 2017;

•	Termination of the NEO’s employment occurring on June 30, 2017; and

•	A price per share of $4.33, which was the closing price of our common stock on June 30, 2017, the final trading day of fiscal 2017.
Each of the columns in the table below show the total hypothetical payment estimate upon a specified event and the amounts in the columns should not be aggregated across the table.

	Involuntary Termination ($)(1)		Involuntary Termination within 12 months after a Change in Control ($)(2)
Darren Jensen
Base salary continuation	275,000		550,000
Acceleration of vesting of equity awards	—	(3)	618,575
Total	275,000		1,168,575
Steven R. Fife
Base salary continuation	165,000		165,000
Acceleration of vesting of equity awards	—		389,700
Total	165,000		554,700
Ryan Goodwin
Base salary continuation	175,000		175,000
Acceleration of vesting of equity awards	—	(3)	49,488
Total	175,000		224,488
Courtland Pearson
Base salary continuation	125,000		125,000
Acceleration of vesting of equity awards	—		38,970
Total	125,000		163,970
Justin Rose
Base salary continuation	170,000		170,000
Acceleration of vesting of equity awards	—	(3)	49,483
Total	170,000		219,483

(1)
For purposes of this table, an involuntary termination consists of our termination of their respective employment without cause or their resignation for good reason. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.

(2)
For purposes of this table, an involuntary termination within 12 months after a change in control consists of, with respect to Mr. Jensen, the termination of his employment without cause or his resignation for good reason. See “Compensation Discussion and Analysis-Part III-Other Matters-Employment Agreements” and “Compensation Discussion and Analysis-Part III-Other Matters-Severance or Change-in-Control Agreements,” above.

(1)
No value has been included for the 2016 PRSUs granted to Messrs. Jensen, Goodwin and Rose, which provide for a pro-rated portion of such PRSUs to remain eligible to vest if the executive is terminated without cause during the performance period, with the performance determined at the end of the performance period. Assuming both the performance period and termination without cause had occurred on June 30, 2017, no portion of the 2016 PRSUs would have been eligible to vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The current members of the compensation committee are Messrs. Beindorff, Greer and Metzger, with Mr. Metzger serving as chair. Our board of directors has determined that all three members of the compensation committee qualify as "independent" under NASDAQ Rules. There are no interlocking relationships between any of our executive officers and compensation committee members, on the one hand, and the executive officers and compensation committee members of any other companies, on the other hand, nor have any such interlocking relationships existed in the past.
Compensation Committee Report
The following report has been submitted by the compensation committee of our board of directors:
The compensation committee has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the

Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The Compensation Committee

George E. Metzger, Chair
Michael Beindorff
Raymond B. Greer
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
DIRECTOR COMPENSATION
Fiscal 2017
For fiscal 2017 our non-employee director compensation consisted of (i) monthly retainers for Board service and for service as chairman of our board of directors and the chair of one of the standing Board committees and (ii) equity awards granted on an annual basis to continuing non-employee directors and granted to new non-employee directors, as described below. Our directors who are also our employees receive no additional compensation for their service on our board of directors.
Non-Employee Director Compensation
Cash Compensation. Each non-employee director receives a monthly retainer for their service as directors as follows: $6,000 for the chairman of our board of directors, $5,500 for the chairs of our audit and compensation committees and $5,000 for all other non-employee directors.
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

The table below summarizes the compensation we paid to our non-employee directors for fiscal 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation	Total ($)
Michael A. Beindorff	60,000	49,948		—	109,948
Raymond B. Greer	25,000	—	(2)	—	25,000
Vinayak R. Hegde	25,000	—	(2)		25,000
Darwin K. Lewis	25,000	—	(2)		25,000
David Manovich	40,000	49,948	(3)		89,948
Garry Mauro	72,000	49,948		—	121,948
George E. Metzger	66,000	49,948		—	115,948
Richard Okumoto	66,000	49,948		—	115,948
David Toole	60,000	113,777		—	173,777

(1)
These amounts represent the grant date fair value of restricted stock awards granted by the Company during the period presented, determined in accordance with FASB ASC Topic 718. For the assumptions used in our valuations, see Note 8 of the notes to our consolidated financial statements for a discussion of all assumptions made by the Company in determining the grant date fair values of its equity awards.

(2)	There were no stock awards granted to these Directors during fiscal 2017.

(3)	Mr. Manovich served as a non-employee director until the annual meeting of stockholders held in February 2017.
The table below summarizes the unexercised stock options, all of which are fully vested, held by our non-employee directors as of June 30, 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Michael A. Beindorff	14,286	—	9.31
Garry Mauro	14,286	—	2.10
Garry Mauro	17,143	—	1.47
Garry Mauro	17,143	—	1.75
Garry Mauro	17,143	—	5.60
Garry Mauro	14,286	—	9.31
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2017 by: (i) each director; (ii) each of our named executive officers; and (iii) all of our executive officers and directors as a group. As of August 31, 2017, other than those individuals listed on the chart below, no other individuals were known to us to own beneficially more than five percent of our common stock. The shares disclosed in this table are based upon information supplied to us by the foregoing parties and filings made by such parties with the SEC.
Except as otherwise noted, the address for each person listed below is c/o LifeVantage Corporation, 9785 South Monroe Street, Suite 300, Sandy, Utah 84070.

The percentages of beneficial ownership set forth below are based on 14,228,144 shares of our common stock issued and outstanding as of August 31, 2017.

Name of Beneficial Owner(1)	Number of Shares		Percent of Class
Principal Shareholders
Dell Loy Hansen	711,839	(2)	5.00%
595 S. Riverwoods Pkwy, Suite 400
Logan, UT 84321
Directors and Named Executive Officers
Michael A. Beindorff	54,978	(3)	*
Raymond B. Greer	—
Vinayak R. Hegde	—
Darwin K. Lewis	—
Garry P. Mauro	135,140	(4)	*
George Metzger	32,637	(5)	*
Richard Okumoto	32,708	(6)	*
David Toole	16,662	(7)	*
Darren J. Jensen	146,958	(8)	1.03%
Steven R. Fife	90,000	(9)	*
Ryan Goodwin	17,143	(10)	*
Courtland Pearson	9,000	(11)	*
Justin Rose	14,316	(12)	*
Charles Wach	4,000	(13)	*
Mark Jaggi	—
Gary Koos	—
All executive officers and directors (14 persons)	553,542	(14)	3.86%

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

(2)
Based solely upon a Schedule 13D filed on July 17, 2015, by Dell Loy Hansen and Hansen Guaranty, LLC. According to the Schedule 13D, adjusted for our October 19, 2015 reverse stock split, Dell Loy Hansen has sole voting and dispositive power with respect to 191,000 shares and shared voting and dispositive power with respect to 520,839 shares. Hansen Guaranty, LLC has shared voting and dispositive power with respect to 520,839 shares.

(3)
Includes 38,865 shares held directly by Mr. Beindorff, 1,501 shares owned by Mr. Beindorff's spouse which he is deemed to beneficially own, and 326 shares owned by Mr. Beindorff's spouse in a custodial account for their minor children, which Mr. Beindorff is deemed to beneficially own. Also includes the following shares which Mr. Beindorff has the right to acquire or will have the right to acquire within 60 days of August 31, 2017 upon the exercise of options: 14,286 shares at an exercise price of $9.31 per share.

(4)
Includes 55,221 shares directly owned by Mr. Mauro, 225 shares owned by Mr. Mauro's spouse which he is deemed to beneficially own, and 694 shares owned by Mr. Mauro in a custodial account for his minor children, which he is deemed to beneficially own. Also includes the following shares which Mr. Mauro has the right to acquire or will have the right to acquire within 60 days of August 31, 2017 upon the exercise of options: 14,286 shares at an exercise price of $2.10 per share, 17,143 shares at an exercise price of $1.47 per share, 17,143 shares at an exercise price of $1.75 per share, 17,143 shares at an exercise price of $5.60 per share and 14,286 shares at an exercise price of $9.31 per share.

(5)	Consists of 32,637 shares directly owned by Mr. Metzger.

(6)	Consists of 32,708 shares directly owned by Mr. Okumoto.

(7)	Consists of 16,662 shares directly owned by Mr. Toole.

(8)	Consists of 4,100 shares directly owned by Mr. Jensen and 142,858 shares held pursuant to a Restricted Stock Award.

(9)	Consists of 90,000 shares held pursuant to a Restricted Stock Award.

(10)	Includes 5,714 shares directly owned by Mr. Goodwin and 11,429 shares held pursuant to a Restricted Stock Award.

(11)	Consists of 3,000 shares directly owned by Mr. Pearson and 6,000 shares held pursuant to a Restricted Stock Award.

(12)	Consists of 8,602 shares directly owned by Mr. Rose and 5,714 shares held pursuant to a Restricted Stock Award.

(13)	Consists of 4,000 shares held pursuant to a Restricted Stock Award.

(14)
Consists of 455,255 shares directly owned by our executive officers and directors as a group and 94,287 shares which our executive officers and directors as a group have the right to acquire or will have the right to acquire within 60 days of August 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of June 30, 2017 with respect to all compensation plans under which shares of our common stock are authorized for issuance.

(a)	(b)		(c)		(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of restricted stock awards (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)) (#)
All equity compensation plans approved by security holders	1,348,245	(1)	6.35	(2)	633,051

Equity compensation plans not approved by security holders	—		—		—

(1)
Includes 309,473 shares of our common stock that can be issued upon the exercise of outstanding options and 1,038,772 shares of our common stock that can be issued upon vesting of restricted stock awards and PRSUs.

(2)	Does not take into account outstanding restricted stock awards and PRSUs, as those awards have no exercise price.
ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Related-Party Transactions Policies and Procedures
Related-party transactions have the potential to create actual or perceived conflicts of interest between our company and our directors and executive officers or their immediate family members. Under its charter, our audit committee is charged with the responsibility of reviewing and approving all related-party transactions. To assist in identifying such transactions for our fiscal year ended June 30, 2016, we distributed questionnaires to each of our directors and officers.Although we do not have a formal policy with regard to approving related-party transactions, our audit committee may consider the following factors when deciding whether to approve a related-party transaction: the nature of the related party's interest in the transaction; the material terms of the transaction, including, without limitation, the amount and type of the transaction; the importance of the transaction to the related party; whether the transaction would impair the judgment of a director or executive officer to act in our best interests; and any other matters deemed appropriate by our audit committee.
Certain Related-Party Transactions
In the last fiscal year, there have been four transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
During fiscal 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company. In June 2017, the Company completed an acquisition of the assets of Dinng. The Company paid a total of $0.5 million for branding and marketing services provided during fiscal 2017 and the asset acquisition. The Company paid $0.5 million for branding and marketing services provided during fiscal 2016. The Company's Chief Marketing Officer, Ryan Goodwin, was the Founder, President and Creative Director of Dinng. Mr. Goodwin and his wife were both salaried employees at Dinng during fiscal 2017, prior to the completion of the asset acquisition.
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major stockholder of the Company. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company paid $2.2 million, $2.8 million and $0.2 million, respectively, to Real Salt Lake, pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and for product marketing expenses.
During fiscal 2017, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an Agreement for Services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. David Toole, a member of the Company's board of directors, is the majority owner and serves as the Chief Executive Officer of Outhink Inc.
During fiscal 2017, the Company entered into an agreement with Gig Economy Group ("GEG") for outsourced software application development services. Pursuant to the agreement, the Company paid $0.4 million and will pay a total of $1.2 million under the terms of the agreement. David Toole, a member of the Company's board of directors, is the majority owner and an officer of GEG.
Director Independence
NASDAQ Stock Market Rules, or NASDAQ Rules, require that a majority of the members of our board of directors qualify as "independent," as affirmatively determined by our board of directors. Our board of directors has determined that each of Messrs. Beindorff, Greer, Hegde, Lewis, Mauro, Metzger and Okumoto is an “independent director” under NASDAQ Rules.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
EKS&H LLLP (“EKS&H”) reviewed the Company's interim quarterly filings for the periods ended September 30, 2015 and December 31, 2015. On April 8, 2016 the audit committee dismissed EKS&H as the Company's independent registered public accounting firm. In connection reviews of the Company’s interim periods through April 8, 2016, there were no disagreements with EKS&H on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EKS&H, would have caused EKS&H to make reference to the matter in their report. In addition, during the interim period through April 8, 2016, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.
Effective as of April 12, 2016, the audit committee engaged BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2016. On July 7, 2016, the audit committee dismissed BDO as the Company’s independent registered public accounting firm, effective immediately, due to BDO’s determination that it was not independent of the Company with respect to the Company’s fiscal year ended June 30, 2016 and not for any reason related to the Company’s financial reporting or accounting operations or policies. BDO concluded that it was not independent of the Company with respect to fiscal 2016 because, during fiscal 2016 but prior to BDO’s appointment as the Company’s independent registered public accounting firm, a firm in the BDO international network had provided certain prohibited non-audit services as a subcontractor to a third party contractor who had been engaged to provide payroll services to an international subsidiary of the Company. BDO was engaged by the Company on April 12, 2016 and as a result did not deliver an audit report on the financial statements of the Company for the fiscal year ended June 30, 2016. At no point during BDO’s engagement were there any (i) disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO would have caused it to make reference to the subject matter of the disagreement in connection with its report, or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
Effective as of July 11, 2016, the audit committee engaged WSRP, LLC as the Company’s independent registered public accounting firm for the interim periods subsequent to the dismissals of EKS&H and BDO and for the fiscal years ended June 30, 2017 and 2016.
The following table presents fees for professional audit services rendered by EKS&H LLLP for fiscal years ended June 30, 2017 and 2016:

EKS&H LLLP	Fiscal year ended June 30,
	2017	2016
Audit Fees (1)	$27,085	$156,966
Audit-Related Fees	—	—
Tax Fees (2)	2,000	91,434
All Other Fees	—	—
	$29,085	$248,400

(1)	Audit Fees consist of fees billed for the review of interim financial statements.

(2)	Tax Fees consisted of fees billed for professional services for tax compliance, tax advice and tax planning.
The following table presents fees for professional audit services rendered by BDO USA, LLP for fiscal years ended June 30, 2017 and 2016:

BDO USA, LLP	Fiscal year ended June 30,
	2017	2016
Audit Fees (1)	$—	$—
Audit-Related Fees (2)	15,994	—
Tax Fees	—	—
All Other Fees	—	—
	$15,994	$—

(1)	Audit Fees consist of fees billed for the review of interim financial statements.

(2)	Audit-Related Fees consist of fees billed for the audit of our employee benefit plan.
The following table presents fees for professional audit services rendered by WSRP, LLC for fiscal years ended June 30, 2017 and 2016:

WSRP, LLC	Fiscal year ended June 30,
	2017	2016
Audit Fees (1)	$241,228	$194,843
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
	$241,228	$194,843

(1)	Audit Fees consist of fees billed for the audit of annual financial statements and internal control over financial reporting and the review of interim financial statements.

(2)	Tax Fees consisted of fees billed for professional services for tax compliance, tax advice and tax planning.
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

LifeVantage Corporation. a Colorado corporation

By:	/s/ Darren Jensen
Darren Jensen
President and Chief Executive Officer
Date:	September 7, 2017
Each person whose individual signature appears below hereby constitutes and appoints Darren Jensen and Steven Fife, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Darren Jensen	September 7, 2017	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Steven R. Fife	September 7, 2017	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven R. Fife

/s/ Garry Mauro	September 7, 2017	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	September 7, 2017	Director
Michael A. Beindorff

/s/ George E. Metzger	September 7, 2017	Director
George E. Metzger

/s/ Richard Okumoto	September 7, 2017	Director
Richard Okumoto

/s/ Dave Toole	September 7, 2017	Director
Dave Toole

/s/ Raymond B. Greer	September 7, 2017	Director
Raymond B. Greer

/s/ Vinayak R. Hedge	September 7, 2017	Director
Vinayak R. Hedge

/s/ Darwin K. Lewis	September 7, 2017	Director
Darwin K. Lewis

EXHIBIT INDEX

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1(a)	Amended and Restated Articles of Incorporation and Statement of Correction to Amended and Restated Articles of Incorporation	Exhibit to 4.1 to Registration Statement on Form S-8 (File No. 333-200363) filed on November 19, 2014.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.1(b) to Form 10-Q for the fiscal quarter ended September 30, 2015 filed on November 4, 2015.

3.2(a)	Amended and Restated Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

3.2(b)	First Amendment of the Amended and Restated Bylaws	Exhibit to 3.1 Form 8-K filed on May 31, 2012.

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit 4.2 to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit 4.3 to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit 4.5 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Restated Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit 4.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit (a)(1)(ii) to Schedule TO filed on November 29, 2011.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit 10.1 to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on October 6, 2014.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.11#	LifeVantage Corporation FY2015 Annual Incentive Plan	Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.12#	LifeVantage Corporation FY2015 Sales Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.13#	LifeVantage Corporation Performance Incentive Plan	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.14#	LifeVantage Corporation FY2016 Annual Incentive Plan	Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.15#	LifeVantage Corporation FY2016 Sales Incentive Plan	Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.16#	LifeVantage Corporation FY2017 Annual Incentive Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.17#	LifeVantage Corporation FY2017 Sales Incentive Plan	Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.18#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.19#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.20#	Form of Performance Unit Agreement - FY2016 through FY2018	Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.21#	Form of Performance Unit Agreement - FY2017 through FY2019	Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.22#	Separation Agreement and General Release between LifeVantage Corporation and Douglas C. Robinson effective February 13, 2015	Exhibit 10.1 to Form 8-K filed on February 20, 2015.

10.23#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.24#	Separation Agreement and General Release between LifeVantage Corporation and David Colbert effective July 3, 2015	Exhibit 10.25 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.25#	Separation Agreement and General Release between LifeVantage Corporation and Rob Cutler effective May 8, 2015	Exhibit 10.28 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.26	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.27	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.28	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.29*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.30*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.1 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.31*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.32*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.33*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.34#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

10.35#
Amendment No. 1 to Financing Agreement, dated May 1, 2015, by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.36
Amendment No. 2 to Financing Agreement, dated August 27, 2015 by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.39 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.37	Form of Director and Officer Indemnification Agreement	Exhibit 10.1 to Form 8-K filed on January 8, 2016.

10.38	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.39	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.40#	Amended and Restated Employment Agreement, dated December 6, 2016, by and between Darren Jensen and LifeVantage Corporation	Exhibit 99.2 to Form 8-K filed on December 12, 2016.

10.41#	Service Agreement, dated January 18, 2017, by and between Cerius Interim Executive Solutions and LifeVantage Corporation	Exhibit 10.1 to Form 8-K filed on January 18, 2017.

10.42#	Separation Agreement and General Release between Robert Urban and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2016 filed on February 8, 2017.

10.43#	Offer Letter by and between Charles J. Wach and LifeVantage Corporation dated February 22, 2017	Exhibit 10.1 to Form 8-K filed on March 9, 2017.

10.44#	Key Employee Benefits Package by and between Charles J. Wach and LifeVantage Corporation dated February 27, 2017	Exhibit 10.2 to Form 8-K filed on March 9, 2017.

10.45#	Separation Agreement and General Release between Mark Jaggi and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.46#	Offer Letter, by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.47#	Key Employee Benefits Package by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.48#	LifeVantage Corporation 2017 Long-Term Incentive Plan	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.49#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.50#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

21.1	List of Subsidiaries	Exhibit 21.1 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

23.1	Consent of EKS&H LLLP	Filed herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

23.2	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

#	Management contract or compensatory plan.
*
The Company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the "Company") as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2017 expressed an unqualified opinion thereon.

WSRP, LLC
Salt Lake City, Utah
September 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited LifeVantage Corporation and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2017 and our report dated September 7, 2017 expressed an unqualified opinion thereon.

WSRP, LLC
Salt Lake City, Utah
September 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of LifeVantage Corporation and subsidiaries (the “Company”) for the year ended June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of LifeVantage Corporation and subsidiaries for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP
September 1, 2015
Denver, Colorado

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
(In thousands, except per share data)		(As revised)
ASSETS
Current assets
Cash and cash equivalents	$11,458	$7,883
Accounts receivable	1,334	1,552
Income tax receivable	913	—
Inventory, net	16,575	25,116
Current deferred income tax asset	—	2,260
Prepaid expenses and deposits	5,266	6,301
Total current assets	35,546	43,112

Property and equipment, net	3,127	3,456
Intangible assets, net	1,247	1,744
Long-term deferred income tax asset	4,087	1,023
Other long-term assets	1,242	1,520
TOTAL ASSETS	$45,249	$50,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,850	$8,891
Commissions payable	6,837	7,719
Income tax payable	215	3,284
Other accrued expenses	9,453	8,734
Current portion of long-term debt	2,000	2,000
Total current liabilities	23,355	30,628

Long-term debt
Principal amount	5,500	7,500
Less: unamortized discount and deferred offering costs	(60)	(91)
Long-term debt, net of unamortized discount and deferred offering costs	5,440	7,409
Other long-term liabilities	1,927	2,169
Total liabilities	30,722	40,206
Commitments and contingencies — Note 11
Stockholders’ equity
Preferred stock — par value $0.001, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001, 250,000 shares authorized and 14,232 and 14,028 issued and outstanding as of June 30, 2017 and 2016, respectively	14	14
Additional paid-in capital	121,599	119,242
Accumulated deficit	(106,992)	(108,600)
Accumulated other comprehensive loss	(94)	(7)
Total stockholders’ equity	14,527	10,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,249	$50,855
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2017	2016	2015
		(As revised)	(As revised)
(In thousands, except per share data)
Revenue, net	$199,489	$206,540	$190,336
Cost of sales	33,456	33,932	28,010
Gross profit	166,033	172,608	162,326
Operating expenses:
Commissions and incentives	96,662	103,120	91,074
Selling, general and administrative	64,922	56,074	57,353
Total operating expenses	161,584	159,194	148,427
Operating income	4,449	13,414	13,899
Other expense:
Interest expense	(570)	(3,321)	(3,087)
Other expense, net	(969)	(1,409)	(159)
Total other expense	(1,539)	(4,730)	(3,246)
Income before income taxes	2,910	8,684	10,653
Income tax expense	(1,302)	(2,578)	(3,528)
Net income	$1,608	$6,106	$7,125
Net income per share:
Basic	$0.12	$0.44	$0.51
Diluted	$0.11	$0.42	$0.50
Weighted-average shares outstanding:
Basic	13,881	13,730	13,899
Diluted	14,118	14,531	14,150
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(87)	244	(135)
Other comprehensive income (loss), net of tax:	(87)	244	(135)
Comprehensive income	$1,521	$6,350	$6,990
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2017, 2016 and 2015

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2014, as revised	14,601	$15	$114,423	$(111,989)	$(116)	$2,333
Stock-based compensation	—	—	1,737	—	—	1,737
Exercise of options and warrants	376	—	589	—	—	589
Issuance of shares related to restricted stock	189	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(129)	—	—	—	—	—
Repurchase of company stock	(1,079)	(1)	—	(9,842)	—	(9,843)
Currency translation adjustment	—	—	—	—	(135)	(135)
Net income	—	—	—	7,125	—	7,125
Balances, June 30, 2015, as revised	13,958	$14	$116,749	$(114,706)	$(251)	$1,806
Stock-based compensation	—	—	1,966	—	—	1,966
Exercise of options and warrants	52	—	527	—	—	527
Issuance of shares related to restricted stock	76	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(58)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	244	244
Net income	—	—	—	6,106	—	6,106
Balances, June 30, 2016, as revised	14,028	$14	$119,242	$(108,600)	$(7)	$10,649
Stock-based compensation	—	—	2,315	—	—	2,315
Exercise of options and warrants	76	—	42	—	—	42
Issuance of shares related to restricted stock	166	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(38)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(87)	(87)
Net income	—	—	—	1,608	—	1,608
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2017	2016	2015
(In thousands)		(As revised)	(As revised)
Cash Flows from Operating Activities:
Net income	$1,608	$6,106	$7,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,643	1,895	2,285
Loss on disposal of fixed assets	—	1,186	—
Stock-based compensation	2,647	2,621	1,806
Amortization of deferred financing fees	12	232	255
Amortization of debt discount	19	183	198
Write-off of capitalized debt transaction costs pursuant to debt refinance	—	1,544	—
Write-off of intangible assets	350	—	—
Deferred income tax	(740)	(2,118)	(796)
Changes in operating assets and liabilities:
Accounts receivable	160	(409)	149
Income tax receivable	(912)	2,179	2,502
Inventory, net	8,309	(15,650)	(936)
Prepaid expenses and deposits	3,318	(356)	1,269
Other long-term assets	103	258	826
Accounts payable	(6,210)	3,673	(171)
Income tax payable	(3,132)	1,481	966
Other accrued expenses	135	2,243	(2,170)
Other long-term liabilities	(713)	968	(87)
Net Cash Provided by Operating Activities	6,597	6,036	13,221
Cash Flows from Investing Activities:
Purchase of equipment	(1,055)	(562)	(1,159)
Net Cash Used in Investing Activities	(1,055)	(562)	(1,159)
Cash Flows from Financing Activities:
Proceeds from term loan	—	10,000	—
Payment of deferred financing fees	—	(99)	—
Excess tax benefits from stock-based compensation	—	266	128
Repurchase of company stock	—	—	(9,850)
Payment on term loan	(2,000)	(22,125)	(9,200)
Exercise of options and warrants	42	261	468
Net Cash Used in Financing Activities	(1,958)	(11,697)	(18,454)
Foreign Currency Effect on cash	(9)	201	(90)
Increase (decrease) in cash and cash equivalents	3,575	(6,022)	(6,482)
Cash and Cash Equivalents — beginning of period	7,883	13,905	20,387
Cash and Cash Equivalents — end of period	$11,458	$7,883	$13,905
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2017	2016	2015
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$116	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$438	$1,342	$2,633
Cash paid for income taxes	$5,496	$1,368	$1,658
Common stock shares issued upon cashless warrant exercises	53	6	252
Total cashless exercise price of warrants	$88	$9	$1,462
Gross warrants underlying cashless exercises	63	6	418
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the "Company") is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial independence goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom and the Netherlands.
The Company engages in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, its line of scientifically-validated dietary supplements, TrueScience®, its line of anti-aging skin care products, Petandim™ for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio®, its Smart Energy Drink mixes, and PhysIQ™, its Smart Weight Management System.
The Company was incorporated in Colorado in June 1988 under the name Andraplex Corporation. The Company changed its corporate name to Yaak River Resources, Inc. in January 1992, and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, the Company acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, the Company changed its name to LifeVantage Corporation.
Note 2 — Summary of Significant Accounting Policies
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the preparation of our fiscal 2017 tax provision, management discovered immaterial errors regarding foreign book-to-tax differences and the reconciliation of balance sheet accounts impacted by the income tax provision.
Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, management concluded that the errors were not material to any of the Company's prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Prior period amounts stated in this Form 10-K have been revised to facilitate comparability between current and prior year periods.
The following tables summarize the impact and financial statement line items affected by the revisions:

	As of June 30, 2016 (in thousands)
Consolidated Balance Sheet:	As Reported	Adjustments	As Revised
Current deferred income tax asset	$2,776	$(516)	$2,260
Prepaid expenses and deposits	5,082	1,219	6,301
Total current assets	42,409	703	43,112
Long-term deferred income tax asset	1,130	(107)	1,023
Total assets	50,259	596	50,855
Income tax payable	1,206	2,078	3,284
Total current liabilities	28,550	2,078	30,628
Total liabilities	38,128	2,078	40,206
Additional paid-in capital	120,150	(908)	119,242
Accumulated deficit	(108,076)	(524)	(108,600)
Accumulated other comprehensive income (loss)	43	(50)	(7)
Total stockholders’ equity	12,131	(1,482)	10,649
Total liabilities and stockholders' equity	50,259	596	50,855

	For the year ended June 30, 2016 (in thousands, except per share data)
Statement of Operations and Comprehensive Income:	As Reported	Adjustments	As Revised
Income tax expense	$(2,665)	$87	$(2,578)
Net income	6,019	87	6,106
Net income per share:
Basic	0.44		0.44
Diluted	0.41		0.42
Foreign currency translation adjustment	294	(50)	244
Other comprehensive income (loss), net of tax:	294	(50)	244
Comprehensive income	6,313	37	6,350

	For the year ended June 30, 2015 (in thousands, except per share data)
Statement of Operations and Comprehensive Income:	As Reported	Adjustments	As Revised
Income tax expense	$(3,666)	$138	$(3,528)
Net income	6,987	$138	$7,125
Net income per share:
Basic	0.50		$0.51
Diluted	0.49		$0.50
Comprehensive income	6,852	$138	$6,990

	Statements of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balances, June 30, 2014, as reported	14,601	$15	$115,331	$(111,240)	$(116)	$3,990
Adjustments	—	—	(908)	(749)	—	(1,657)
Balances, June 30, 2014, as revised	14,601	$15	$114,423	$(111,989)	$(116)	$2,333

Balances, June 30, 2015, as reported	13,958	$14	$117,657	$(114,095)	$(251)	$3,325
Adjustments	—	—	(908)	(611)	—	(1,519)
Balances, June 30, 2015, as revised	13,958	$14	$116,749	$(114,706)	$(251)	$1,806

Balances, June 30, 2016, as reported	14,028	$14	$120,150	$(108,076)	$43	$12,131
Adjustments	—	—	(908)	(524)	(50)	(1,482)
Balances, June 30, 2016, as revised	14,028	$14	$119,242	$(108,600)	$(7)	$10,649

	For the year ended June 30, 2016 (in thousands)
Consolidated Statement of Cash Flows	As Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net income	$6,019	$87	$6,106
Deferred income tax	(2,491)	373	(2,118)
Prepaid expenses and deposits	392	(748)	(356)
Income tax payable	1,143	338	1,481
Net Cash Provided by Operating Activities	5,986	50	6,036
Foreign Currency Effect on cash	251	(50)	201
Increase (decrease) in cash and cash equivalents	(6,022)	—	(6,022)

	For the year ended June 30, 2015 (in thousands)
	As Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net income	$6,987	$138	$7,125
Deferred income tax	91	(887)	(796)
Prepaid expenses and deposits	1,486	(217)	1,269
Income tax payable	—	966	966
Net Cash Provided by Operating Activities	13,221	—	13,221
Increase (decrease) in cash and cash equivalents	(6,482)	—	(6,482)

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain other prior period balances have also been reclassified to conform to the current period presentation.
Use of Estimates
The Company prepares the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation, and loss contingencies.
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2017 and 2016. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
Accounts Receivable
The Company’s accounts receivable for the years ended June 30, 2017 and 2016 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2017 or 2016 is not necessary. No bad debt expense has been recorded for the years ended June 30, 2017, 2016 and 2015.

Inventory
As of June 30, 2017 and 2016, inventory consisted of (in thousands):

	June 30,
	2017	2016
Finished goods	$7,817	$14,852
Raw materials	8,758	10,264
Total inventory	$16,575	$25,116
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.9 million and $0.4 million at June 30, 2017 and 2016, respectively, related to obsolete and slow-moving inventory.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3
Furniture and fixtures	5
Vehicles	5
Leasehold improvements are depreciated over the shorter of estimated useful life of the related asset or the lease term.
The cost of normal maintenance and repairs is charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income in other expense, net. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. During the year ended June 30, 2017, there were no losses on disposal of assets. During the year ended June 30, 2016, the Company recognized a loss on disposal of $1.2 million related to the write-off of previously capitalized software development costs incurred.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. During the year ended June 30, 2017, the Company recognized a loss of $0.4 million upon write-off of previously capitalized indefinite-lived intangible assets.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. Except as previously disclosed, for the years ended June 30, 2017 and 2016, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2017, the Company had $8.2 million in cash accounts at one financial institution and $3.3 million in other financial institutions. As of June 30, 2017 and 2016, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2017 and 2016, the Company’s reserve balance for returns and allowances was $0.4 million and $0.3 million, respectively.
Commissions and Incentives
Commissions and incentives expenses are the Company’s most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to the Company's independent distributors, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts the Company pays to its independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to net revenue.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the years ended June 30, 2017, 2016 and 2015 were $1.1 million, $1.0 million and $2.4 million, respectively.
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
The fair value of restricted stock grants is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of performance restricted stock units that include market-based performance conditions is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield, with further adjustments made to reflect the market conditions that must be satisfied in order for the units to vest by using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient. The fair value of cash-settled performance-based awards, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
The effects of approximately 0.2 million and 0.2 million common shares issuable upon exercise of options and non-vested shares of restricted stock outstanding as of June 30, 2017 and 2016, respectively, are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2017	2016	2015
		(As revised)	(As revised)
Numerator:
Net income	$1,608	$6,106	$7,125
Denominator:
Basic weighted-average common shares outstanding	13,881	13,730	13,899
Effect of dilutive securities:
Stock awards and options	237	735	180
Warrants	—	66	71
Diluted weighted-average common shares outstanding	14,118	14,531	14,150
Net income per share, basic	$0.12	$0.44	$0.51
Net income per share, diluted	$0.11	$0.42	$0.50

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

	Years ended June 30,
	2017	2016	2015
Americas	$150,841	$158,291	$138,118
Asia/Pacific & Europe	48,648	48,249	52,218
Total revenues	$199,489	$206,540	$190,336
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2017	2016	2015
United States	$144,842	$152,830	$132,831
Japan	$39,390	$36,343	$41,428
As of June 30, 2017, long-lived assets were $6.2 million in the U.S. and $0.9 million in Japan. As of June 30, 2016, long-lived assets were $4.2 million in the U.S. and $1.3 million in Japan.
Major Products
The Company's revenues are largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenues for each of the years ended June 30, 2017, 2016 and 2015. On a combined basis, these products represent approximately 77.9%, 77.9% and 83.7% of the Company's worldwide gross revenues for the years ended June 30, 2017, 2016 and 2015, respectively. The following table shows revenues by major product line for the years ended June 30, 2017, 2016 and 2015.

	For the years ended June 30,
	2017		2016		2015
Protandim®product line	$130,873	65.6%	$128,019	62.0%	$120,967	63.6%
TrueScience® product line	24,440	12.3%	32,914	15.9%	38,287	20.1%
Other	44,176	22.1%	45,607	22.1%	31,082	16.3%
Total	$199,489	100.0%	$206,540	100.0%	$190,336	100.0%
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and has subsequently issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, Topic 606).
Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for the Company beginning on July 1, 2018 with the option to adopt using either a full retrospective or a modified retrospective approach. The Company expects to adopt Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings in the first quarter of fiscal 2019.
The Company is concluding the assessment phase of implementing this guidance. The Company has evaluated each of its revenue streams and has identified similar performance obligations under Topic 606 as compared to current revenue recognition guidance. As a result, the Company expects that the timing of the recognition of revenue will remain materially unchanged compared to the current guidance.
There are also considerations related to internal control over financial reporting associated with implementing Topic 606. The Company is currently evaluating its control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under Topic 606 have been expanded compared to the disclosure requirements under the current guidance. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this updated standard in the current year during the interim period ended September 30, 2016 by reclassifying the debt issuance costs from long-term assets to a direct deduction from the related debt, consistent with the debt discount. All prior period balances have been retrospectively adjusted.
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
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will apply this amendment to any award modifications made on or after the adoption date.
Note 3 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2017	2016
Equipment (includes computer hardware and software)	$7,420	$6,402
Furniture and fixtures	1,536	1,485
Leasehold improvements	3,421	3,497
Vehicles	51	51
Accumulated depreciation	(9,301)	(7,979)
Total property and equipment, net	$3,127	$3,456
Depreciation expense totaled $1.5 million, $1.8 million and $2.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.
Note 4 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2017	2016
Patent costs	$2,330	$2,330
Accumulated amortization	(1,328)	(1,181)
Total definite-lived intangible assets, net	1,002	1,149

Trademarks and other indefinite-lived intangible assets	245	595
Total intangible assets, net	$1,247	$1,744
Amortization expense totaled $0.1 million, $0.1 million and $0.1 million for the years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017, the remaining weighted-average amortization period for definite-lived intangible assets was 7.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.

Note 5 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2017	2016
Deferred revenue	$1,743	$2,406
Other taxes payable	1,517	1,410
Accrued incentive compensation	1,151	1,320
Accrued other expenses	1,112	589
Accrued incentives and promotions to distributors	988	408
Accrued import liabilities	940	889
Accrued payroll and other employee expenses	899	774
Accrued payable to vendors	801	838
Accrued severance	302	100
Total other accrued expenses	$9,453	$8,734
Note 6 — Long-Term Debt
On October 18, 2013, the Company entered into a financing agreement providing for a term loan facility in an aggregate principal amount of $47 million (the “October 2013 Term Loan”) and a delayed draw term loan facility in an aggregate principal amount not to exceed $20 million (the “October 2013 Delayed Draw Term Loan”). The October 2013 Delayed Draw Term Loan was available for borrowing in specified minimum amounts from time to time beginning after the effective date until October 18, 2014. The Company did not borrow any amounts under the October 2013 Delayed Draw Term Loan.
On May 1, 2015, the Company entered into an Amendment No 1 to October 2013 Term Loan ("Amendment No. 1"). Amendment No. 1 revised the March 31, 2015 and June 30, 2015 consolidated EBITDA covenants from $20.6 million and $21.3 million, respectively, to $17.0 million for each quarter end. Amendment No. 1 also revised the minimum unrestricted cash and cash equivalents that the Company was required to hold from $10.0 million to $8.0 million for the reporting periods ended March 31, 2015 and June 30, 2015. In addition, Amendment No. 1 required that the Company make certain accelerated principal payments on the October 2013 Term Loan totaling $4.5 million during the fourth quarter of fiscal year 2016.
On August 27, 2015, the Company entered into an Amendment No. 2 to October 2013 Term Loan ("Amendment No. 2" and collectively, with the October 2013 Term Loan, as previously amended by Amendment No. 1, the "October 2013 Credit Facility"). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA (as defined in the amended October 2013 Term Loan) for the four consecutive fiscal quarters ending September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016 from $22.2 million, $23.1 million, $24.4 million and $25.6 million, respectively, to $14.5 million, $15.0 million, $17.0 million and $17.5 million, respectively. In addition, Amendment No. 2 required that the Company make additional monthly accelerated principal payments on the October 2013 Term Loan in the amount of $0.5 million commencing on October 15, 2015 and continuing until the October 2013 Term Loan was paid in full. Amendment No. 2 also required that the Company make additional accelerated payments at the end of each fiscal quarter in the amount of all unrestricted cash on hand as of the close of business on the last day of the quarter in excess of $12.5 million.
The principal amount of the October 2013 Term Loan was payable in consecutive quarterly installments beginning with the calendar quarter ended March 31, 2014 and matured on the earlier of October 18, 2018 or such date as the outstanding loans become payable in accordance with the terms of the October 2013 Term Loan (the “Final Maturity Date”). The October 2013 Term Loan bore interest at a rate equal to 7.50% per annum plus the greater of (i) 1.25% or (ii) LIBOR, or at the Company’s option, a reference rate (as defined in the October 2013 Term Loan) plus 6.50% per annum, with such interest payable monthly. On March 30, 2016, the Company repaid the full amount outstanding under the October 2013 Term Loan and terminated the October 2013 Credit Facility.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of June 30, 2017, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility; provided, however, that on October 24, 2016, the Company was granted a waiver and extension to covenants requiring the Company to provide the lender with audited financial statements for the Company's 2016 fiscal year on or before October 28, 2016. Under the limited waiver and extension, the lender agreed to waive compliance with this requirement if the Company delivered such audited financial statements prior to December 31, 2016. In connection with filing the Company's FY 2016 Form 10-K on December 12, 2016, the Company delivered all required information to the lender to satisfy the requirement.
The Company incurred transaction costs associated with the October 2013 Credit Facility totaling $2.7 million. In connection with refinancing the outstanding debt under the October 2013 Credit Facility on March 30, 2016, the Company charged to interest expense the remaining $1.5 million in unamortized transaction costs associated with that credit facility. At June 30, 2017, the Company had unamortized transaction costs totaling $0.1 million included in the consolidated balance sheet related to the March 2016 Credit Facility. This balance will be amortized to interest expense using the interest method over the term of the loan.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Year ending June 30,	Amount
2018	$2,000
2019	5,500
$7,500
Note 7 — Stockholders’ Equity
During the years ended June 30, 2017, 2016 and 2015, the Company issued 0.1 million, 0.1 million and 0.4 million shares, respectively, of common stock as a result of the exercise of options and warrants and during the years ended June 30, 2017, 2016 and 2015, the Company issued 0.2 million, 0.1 million and 0.2 million shares, respectively, of restricted common stock. During the year ended June 30, 2017, 39,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 6, 2014, the Company announced a share repurchase program authorizing it to repurchase up to $7 million in shares of the Company's common stock. As part of that repurchase program, the Company entered into a pre-arranged stock repurchase plan that operated in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). The pre-arranged stock repurchase program terminated in accordance with its terms on February 13, 2015. Pursuant to the program, the Company purchased 0.6 million shares of its common stock at an aggregate purchase price of $5.9 million. The remaining $1.1 million authorized under the program for repurchases was unused when the program expired.
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
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2017, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 8 — Share-Based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2017, there were stock option awards outstanding, net of awards expired, for the purchase in aggregate of 0.2 million shares of the Company’s common stock. Effective November 21, 2016 no new awards can be granted under the 2007 Plan.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.5 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $4.41 and $24.71 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2017, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. No new awards will be granted under the 2010 Plan and forfeited or terminated shares will be added to the 2017 Plan pool as described below.
The Company adopted a Performance Incentive Plan effective July 1, 2014 (the "Fiscal 2015 Performance Plan"). The Fiscal 2015 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2015 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2015 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate Performance Incentive Plans effective July 1, 2015 (the "Fiscal 2016 Performance Plan") and July 1, 2016 (the "Fiscal 2017 Performance Plan"). The Fiscal 2016 Performance Plan and Fiscal 2017 Performance Plan include performance-based and service-based vesting requirements and payment terms that are substantially the same as described above the Fiscal 2015 Performance Plan.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2017, 2016 and 2015, stock-based compensation of $2.3 million, $2.0 million and $1.7 million, respectively, was reflected as an increase to additional paid in capital and $0.7 million, $0.7 million and $0.1 million was reflected as an increase to other accrued expenses for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. For the fiscal years ended June 30, 2017, 2016 and 2015, all stock-based compensation was employee related.
At June 30, 2017, there was $4.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 and 2017 Plans, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.94 years.
Stock Options
There were no stock option grants during the fiscal years ended June 30, 2017, 2016 and 2015. The following is a summary of stock option activity for the years ended June 30, 2017, 2016 and 2015:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	735	$8.23

Granted	—	$—
Exercised	(22)	5.04		$60
Forfeited	(251)	9.18
Expired or Canceled	—	—
Outstanding at June 30, 2015	462	7.87

Granted	—	$—
Exercised	(46)	5.66		$209
Forfeited	(33)	17.85
Expired or Canceled	—	—
Outstanding at June 30, 2016	383	7.28

Granted	—	$—
Exercised	(4)	4.14		$17
Forfeited	(62)	12.64
Expired or Canceled	(7)	2.45
Outstanding at June 30, 2017	310	6.35	2.71	$139
Exercisable at June 30, 2017	310	$6.35	2.71	$139

Restricted Shares
The following is a summary of restricted shares granted during the years ended June 30, 2017, 2016 and 2015:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	246	$17.25

Granted	189	$5.57
Vested	(75)	16.57
Forfeited	(110)	15.54
Nonvested at June 30, 2015	250	9.36
Vested at June 30, 2015	—	—

Granted	60	$5.94
Vested	(40)	15.64
Forfeited	(39)	16.21
Nonvested at June 30, 2016	231	6.24
Vested at June 30, 2016	—	—

Granted	156	$5.81
Vested	(88)	8.31
Forfeited	(22)	10.70
Nonvested at June 30, 2017	277	4.98
Vested at June 30, 2017	—	$—
The total vesting date fair value of restricted shares that vested during the years ended June 30, 2017, 2016 and 2015 was $0.7 million, $0.4 million and $0.6 million, respectively.
Performance Restricted Stock Units
During the year ended June 30, 2015, the Company awarded performance restricted stock units (the "FY 2015 Performance Stock Units") to its executive officers and senior management (the "Recipients"). Vesting for the FY 2015 Performance Stock Units occurs over three consecutive annual performance periods and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service based requirement), each performance restricted stock unit represents a contingent right for the Recipient to receive, within thirty days after the end of each of three annual performance periods, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award for each performance period. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the relevant performance period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the target performance restricted stock units is based upon the Company's absolute TSR for the performance period as compared to a matrix of fixed numeric values and the vesting for the other 50% of the target performance restricted stock units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the performance restricted stock units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
During the years ended June 30, 2017 and 2016, the Company awarded additional performance restricted stock units ("FY 2017 Performance Stock Units" and "FY 2016 Performance Stock Units") to its executive officers and senior management. The FY 2017 Performance Stock Units and FY 2016 Performance Stock Units are substantially similar to the FY 2015 Performance Stock Units except that the service-based vesting criteria occurs in a single installment and is achieved at the end of the three year performance period if the participant has continuously remained in service from the date of the award through the end of the performance period.
The fair values of performance restricted stock units granted during the years ended June 30, 2017, 2016 and 2015 were estimated using a Monte Carlo simulation model which included the following assumptions in order to reflect the performance conditions that must be satisfied for the share units to vest:

	June 30, 2017	June 30, 2016	June 30, 2015
Risk-free interest rate	1.49%	1.31%	1.07%
Dividend yield	—%	—%	—%
Expected volatility - Company	62.0%	55.5%	54.1%
Expected volatility - peer company	17.1%	15.7%	15.7%
Total measurement period (years)	2.8	3.0	3.0
The following is a summary of performance restricted stock units granted during the years ended June 30, 2017, 2016 and 2015:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	—	$—

Granted	229	$10.76
Vested	—	—
Forfeited	(114)	10.76
Nonvested at June 30, 2015	115	10.76

Granted	848	$12.30
Vested	(15)	10.76
Forfeited	(485)	11.25
Nonvested at June 30, 2016	463	13.07

Granted	420	$4.69
Vested	(10)	10.76
Forfeited	(111)	12.86
Nonvested at June 30, 2017	762	8.51
Vested at June 30, 2017	—	$—
The total vesting date fair value of performance restricted stock units that vested during the years ended June 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively. There were no performance restricted stock units that vested during the year ended June 30, 2015.

Cash-Settled Performance Units
The following is a summary of cash-settled performance units granted during the years ended June 30, 2017, 2016 and 2015:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014, nonvested	—

Granted	69	$8.05
Vested	(51)	—
Forfeited	(18)	$8.12
Outstanding at June 30, 2015, nonvested	—

Granted	77	$8.47
Vested	(13)	—
Forfeited	(13)	$8.30
Outstanding at June 30, 2016, nonvested	51

Granted	95	$13.17
Vested	(25)	—
Forfeited	(89)	$12.43
Outstanding at June 30, 2017, nonvested	32
The fair value of vested awards under the cash-settled performance plan for the years ended June 30, 2017, 2016 and 2015 was $0.1 million, $0.2 million and $0.2 million. Payments of $0.2 million, $0.1 million and $0.3 million were made to settle vested cash-settled performance units during the years ended June 30, 2017, 2016 and 2015, respectively.
Warrants
As of June 30, 2017, the Company had no outstanding warrants.
The following is a summary of the warrant activity for the years ended June 30, 2017, 2016 and 2015 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2014	606

Issued	—
Canceled	—
Exercised	(519)
Expired	—
Outstanding and exercisable, June 30, 2015	87

Issued	—
Canceled	—
Exercised	(7)
Expired	—
Outstanding and exercisable, June 30, 2016	80

Issued	—
Canceled	—
Exercised	(80)
Expired	—
Outstanding and exercisable, June 30, 2017	—

As of June 30, 2017, 2016 and 2015, the Company had no warrants classified as derivative liabilities.
Note 9 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2017	2016	2015
Foreign currency transaction loss, net	$(182)	$(11)	$(498)
Gain (loss) on settlement of forward contract	(292)	(212)	203
Loss on disposal of fixed assets	(12)	(1,186)	—
Write-off of intangible assets	(350)	—	—
Other income (expense), net	(133)	—	136
Total other expense, net	$(969)	$(1,409)	$(159)
Note 10 — Income Taxes
As of June 30, 2017, the Company had utilized all of its U.S. Federal net operating loss (“NOL”) carry-forwards. As of June 30, 2017, state NOLs were $8.2 million and foreign NOLs were $1.0 million. The income tax expense for the years ended June 30, 2017, 2016 and 2015 consists of the following (in thousands):

	Year ended June 30,
	2017	2016	2015
		(As Revised)	(As Revised)
Income / (Loss) Before Income Taxes:
Domestic	$1,642	$7,518	$8,249
International	1,268	1,166	2,404
	$2,910	$8,684	$10,653
Current Taxes:
Federal	$1,324	$4,180	$2,600
State	137	561	446
Foreign	510	455	1,663
Total Current Income Tax Provision	$1,971	$5,196	$4,709
Deferred Taxes:
Federal	$(473)	$(2,326)	$97
State	(21)	(105)	4
Foreign	(175)	(187)	(1,282)
Total Deferred Income Tax Provision	$(669)	$(2,618)	$(1,181)
Net Income Tax Provision	$1,302	$2,578	$3,528

The effective income tax rate for the years ended June 30, 2017, 2016 and 2015 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2017	2016	2015
		(As Revised)	(As Revised)
Federal statutory income tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.9%	2.8%	2.0%
Foreign tax rate difference	(4.6)%	(2.3)%	(1.3)%
Tax return to provision true-up	0.6%	0.7%	1.3%
Other differences	(2.1)%	0.0%	0.0%
Permanent differences:
— stock based compensation	4.6%	0.9%	1.2%
— domestic production activities deduction	(3.3)%	(4.4)%	(1.6)%
— credit for increasing research activities	(0.9)%	(0.7)%	(3.8)%
— meals and entertainment	3.4%	1.0%	1.0%
— penalties	1.5%	0.0%	0.0%
— other	4.3%	(3.9)%	(0.7)%
Change in valuation allowance	1.3%	0.6%	0.0%
Net income tax provision	44.7%	29.7%	33.1%
The components of the deferred tax assets and liabilities as of June 30, 2017 and 2016 are as follows (in thousands):

	June 30,
	2017	2016
		(As Revised)
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$536	$519
Stock option compensation	1,531	1,098
Accrued vacation, allowance for returns, bonuses & other	3,173	3,081
Gross deferred tax asset	$5,240	$4,698

Deferred tax liabilities:
Patents and trademarks	(253)	(417)
Property & equipment	(588)	(722)
Gross deferred tax liabilities	(841)	(1,139)
Less: valuation allowance	(312)	(276)
Deferred tax assets, net	$4,087	$3,283
During the year ended June 30, 2016, the Company put into effect a permanent reinvestment assertion on the earnings of its foreign subsidiaries as the Company intends to reinvest all foreign earnings in its foreign operations, with the exception of certain foreign earnings that are subject to U.S. taxation. As of June 30, 2017, the U.S. consolidated group had approximately $2.4 million of permanently reinvested unremitted earnings from the Company's subsidiaries.
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes it has no material uncertain tax positions and does not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, The Company has not reserved for interest or penalties. The tax years open for examination by the IRS include returns for fiscal years ended June 30, 2014 through present and the open tax years by state tax authorities include returns for fiscal years ended June 30, 2012 through present. In addition, the IRS and state tax authorities may examine NOLs for any previous years if utilized by the Company.

The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years ended June 30, 2012 through June 30, 2016.
Note 11 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2024. The facilities leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2017 are as follows (in thousands):

Year ending June 30,	Amount
2018	$2,610
2019	2,571
2020	2,598
2021	1,442
2022	1,379
Thereafter	2,391
Total future minimum lease payments	$12,991
Rent expense totaled $2.5 million, $2.3 million and $2.4 million for the years ended June 30, 2017, 2016 and 2015, respectively.
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2017, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the Company's normal conduct of business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Class Action Lawsuit: On September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016). In this action (now recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleges that the Company, its Chief Executive Officer and former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding the Company's internal controls and financial results for the first, second and third quarters of fiscal year 2016. The initial complaint sought unspecified damages against the defendants on behalf of a class of purchasers of the Company’s stock between November 4, 2015 and September 13, 2016. By stipulation filed October 7, 2016, the parties agreed that defendants need not respond to the initial complaint in the action until after a lead plaintiff is appointed pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), at which time the parties would meet and confer regarding the timing of the filing of an amended complaint and responses thereto. On December 13, 2016, the Court appointed Dale Blanch and Yvonne Cohen as lead plaintiffs and approved their selection of lead plaintiffs’ counsel. On January 27, 2017, lead plaintiffs filed an amended complaint. On March 13, 2017, defendants filed a motion to dismiss the amended complaint for failure to state a claim for relief and a motion to strike certain irrelevant matters from the amended complaint. On June 15, 2017, the Court granted defendants’ motion to dismiss, without prejudice, denied defendants’ motion to strike and granted lead plaintiffs fourteen days to file a motion for leave to amend. Thereafter, the parties agreed to extend lead plaintiffs’ deadline to file a motion for leave to amend by one week. On July 6, 2017, lead plaintiffs filed a motion for leave to amend. Defendants’ opposition to that motion is due to be filed on July 20, 2017. No hearing date has been set for this motion. By operation of the PSLRA, all discovery and other proceedings remain stayed. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to continue to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Derivative Action Lawsuits: On October 11, 2016, two purported shareholder derivative actions were filed in the Third District Court of the State of Utah, Salt Lake County, entitled Johnson v. Jensen, Case No. 160906320 MI (Utah Dist. filed Oct. 11, 2016), and Rupp v. Jensen, Case No. 160906321 MI (Utah Dist. filed Oct. 11, 2016). In these actions (which are substantively identical), plaintiffs, purportedly on behalf of the Company, allege that the Company's Chief Executive Officer, former Chief Financial Officer and members of the Board of Directors breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the Securities and Exchange Commission, as alleged in the class action lawsuit noted above. On October 19, 2016, the Court entered an order consolidating the two actions under the Johnson case number, with the new caption In re LifeVantage Corp. Derivative Litigation, providing that defendants and nominal defendant need not respond to the initial complaints and directing the parties to meet and confer within thirty days on a schedule for further proceedings in this action. On November 21, 2016, the Court approved a stipulation between the parties providing that (a) defendants and nominal defendant need not respond to the initial complaints and (b) within thirty days from the earlier of (i) the Company’s filing of its Form 10-K for fiscal year 2016 and (ii) plaintiffs’ filing of a consolidated amended complaint, the parties will meet and confer on a schedule regarding further proceedings in this action. On January 10, 2017, the Court approved a stipulation between the parties providing that this action would be deferred (i.e., stayed) pending a ruling on defendants’ then-anticipated motion to dismiss the amended complaint in the Class Action Lawsuit. On March 13, 2017, plaintiffs filed a consolidated amended complaint. On July 14, 2017, the parties agree to continue the deferral (stay) of this action pending a ruling denying lead plaintiffs’ motion for leave to amend or on defendants’ anticipated motion to dismiss the amended complaint in the Class Action Lawsuit.
On January 30, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Hansen v. Jensen, Case No. 2:17-cv-00075-DN (D. Utah filed Jan. 30, 2017). In this action, plaintiff, purportedly on behalf of the Company, alleges that the Company’s Chief Executive Officer, former Chief Financial Officer and members of the Board of Directors violated Section 14(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78n(a), and breached their fiduciary duties owed to the Company by, among other things, causing or permitting the Company to issue false and misleading statements or omissions in public filings with the SEC, as alleged in the class action lawsuit noted above. On March 30, 2017, the parties entered into a stipulation providing that this action would be stayed pending a ruling on defendants’ motion to dismiss the amended complaint in the Class Action Lawsuit. On February 27, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Baker v. Jensen, Case No. 2:17-cv-00141-PMW (D. Utah filed Feb. 27, 2017). Also, on April 24, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Inforzato v. Jensen, Case No. 2:17-cv-00317-JNP (D. Utah filed Apr. 24, 2017). In these actions, plaintiffs, also purportedly on behalf of the Company, make similar allegations as the plaintiff in Hansen v. Jensen, described above. The parties in Baker and Inforzato similarly have agreed to stays of those actions pending a ruling on defendants’ motion to dismiss in the Class Action Lawsuit. All Derivative Action Lawsuits remain stayed.

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
Note 12 — Related Party Transactions
During fiscal 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company. In June 2017, the Company completed an acquisition of the assets of Dinng. The Company paid a total of $0.5 million for branding and marketing services provided during fiscal 2017 and the asset acquisition. The Company paid $0.5 million for branding and marketing services provided during fiscal 2016. The Company's Chief Marketing Officer, Ryan Goodwin, was the Founder, President and Creative Director of Dinng. Mr. Goodwin and his wife were both salaried employees at Dinng during fiscal 2017, prior to the completion of the asset acquisition.
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major stockholder of the Company. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company paid $2.2 million, $2.8 million and $0.2 million, respectively, to Real Salt Lake, pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and for product marketing expenses.
During fiscal 2017, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an Agreement for Services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. David Toole, a member of the Company's board of directors, is the majority owner and serves as the Chief Executive Officer of Outhink Inc.
During fiscal 2017, the Company entered into an agreement with Gig Economy Group ("GEG") for outsourced software application development services. Pursuant to the agreement, the Company paid $0.4 million and will pay a total of $1.2 million under the terms of the agreement. David Toole, a member of the Company's board of directors, is the majority owner and an officer of GEG.
Note 13 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the years ended June 30, 2017 and 2016, and includes revisions to prior period balances to adjust for the immaterial errors discussed previously in Note 2 to the consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2017
	First	Second	Third	Fourth
Revenue, net	$54,894	$48,947	$45,007	$50,641	$199,489
Gross profit	46,062	41,447	36,774	41,750	166,033
Net income	$1,180	$283	$61	$84	$1,608
Per common share:
Income per share, basic	$0.09	$0.02	$0.00	$0.01	$0.12
Income per share, diluted	$0.08	$0.02	$0.00	$0.01	$0.11

	Fiscal Quarter				Year ended June 30, 2016
	First	Second	Third	Fourth
				(As Revised)	(As Revised)
Revenue, net	$45,352	$51,995	$56,160	$53,033	$206,540
Gross profit	38,377	44,153	46,446	43,632	172,608
Net income	$1,066	$1,600	$1,003	$2,437	$6,106
Per common share:
Income per share, basic	$0.08	$0.12	$0.07	$0.18	$0.44
Income per share, diluted	$0.08	$0.11	$0.07	$0.17	$0.42