Form 10-Q
period 2017-09-30
Lifevantage Corp
filed 2017-11-08
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 3, 2017 was 14,225,780.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	June 30, 2017
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$12,288	$11,458
Accounts receivable	1,661	1,334
Income tax receivable	472	913
Inventory, net	15,360	16,575
Prepaid expenses and deposits	4,253	5,266
Total current assets	34,034	35,546

Property and equipment, net	3,990	3,127
Intangible assets, net	1,214	1,247
Long-term deferred income tax asset	4,210	4,087
Other long-term assets	1,345	1,242
TOTAL ASSETS	$44,793	$45,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,154	$4,850
Commissions payable	6,334	6,837
Income tax payable	175	215
Other accrued expenses	10,471	9,453
Current portion of long-term debt	2,000	2,000
Total current liabilities	22,134	23,355

Long-term debt
Principal amount	5,000	5,500
Less: unamortized discount and deferred offering costs	(52)	(60)
Long-term debt, net of unamortized discount and deferred offering costs	4,948	5,440
Other long-term liabilities	1,939	1,927
Total liabilities	29,021	30,722
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,228 and 14,232 issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	14	14
Additional paid-in capital	122,007	121,599
Accumulated deficit	(106,175)	(106,992)
Accumulated other comprehensive loss	(74)	(94)
Total stockholders’ equity	15,772	14,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,793	$45,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2017	2016
(In thousands, except per share data)
Revenue, net	$49,127	$54,894
Cost of sales	8,739	8,832
Gross profit	40,388	46,062
Operating expenses:
Commissions and incentives	23,409	26,296
Selling, general and administrative	15,581	17,780
Total operating expenses	38,990	44,076
Operating income	1,398	1,986
Other expense:
Interest expense	(162)	(137)
Other income (expense), net	22	(171)
Total other expense	(140)	(308)
Income before income taxes	1,258	1,678
Income tax expense	(441)	(498)
Net income	$817	$1,180
Net income per share:
Basic	$0.06	$0.09
Diluted	$0.06	$0.08
Weighted-average shares outstanding:
Basic	13,963	13,820
Diluted	14,080	14,466
Other comprehensive income, net of tax:
Foreign currency translation adjustment	20	91
Other comprehensive income, net of tax	$20	$91
Comprehensive income	$837	$1,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	408	—	—	408
Shares canceled or surrendered as payment of tax withholding	(4)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	20	20
Net income	—	—	—	817	—	817
Balances, September 30, 2017	14,228	$14	$122,007	$(106,175)	$(74)	$15,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
(In thousands)
Cash Flows from Operating Activities:
Net income	$817	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350	412
Stock-based compensation	623	939
Amortization of deferred financing fees	3	3
Amortization of debt discount	5	5
Deferred income tax	(123)	—
Changes in operating assets and liabilities:
Accounts receivable	(332)	261
Income tax receivable	441	(133)
Inventory, net	1,236	1,249
Prepaid expenses and deposits	954	1,223
Other long-term assets	(44)	111
Accounts payable	(1,702)	(1,167)
Income tax payable	(40)	(1,206)
Other accrued expenses	349	1,074
Other long-term liabilities	(34)	(1,071)
Net Cash Provided by Operating Activities	2,503	2,880
Cash Flows from Investing Activities:
Purchase of equipment	(1,176)	(94)
Net Cash Used in Investing Activities	(1,176)	(94)
Cash Flows from Financing Activities:
Payment on term loan	(500)	(500)
Exercise of options and warrants	—	5
Net Cash Used in Financing Activities	(500)	(495)
Foreign Currency Effect on Cash	3	51
Increase in Cash and Cash Equivalents:	830	2,342
Cash and Cash Equivalents — beginning of period	11,458	7,883
Cash and Cash Equivalents — end of period	$12,288	$10,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$94	$120
Cash paid for income taxes	$164	$2,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2017 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 7, 2017.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on bio-hacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial independence goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors who seek a healthy lifestyle and financial freedom. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2017, and the results of operations for the three months ended September 30, 2017 and 2016, and the cash flows for the three months ended September 30, 2017 and 2016. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2017 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2017, and included in the annual report on Form 10-K on file with the SEC.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The Company prepares the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, share-based compensation and loss contingencies.
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2017 and 2016, a net foreign currency gain of $0.1 million and a net foreign currency loss of $0.1 million, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in September 2017 and were not designated for hedge accounting. For the three months ended September 30, 2017 and 2016, a realized gain of $3,000 and a realized loss of $0.1 million, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at September 30, 2017.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2017, the Company had $8.5 million in cash accounts at one financial institution and $3.8 million in accounts at other financial institutions. As of September 30, 2017 and June 30, 2017, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2017 and June 30, 2017 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2017 is not necessary. No bad debt expense has been recorded for the three months ended September 30, 2017 and 2016.
Inventory
As of September 30, 2017 and June 30, 2017, inventory consisted of (in thousands):

	September 30, 2017	June 30, 2017
Finished goods	$7,422	$7,817
Raw materials	7,938	8,758
Total inventory	$15,360	$16,575
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.1 million and $0.9 million at September 30, 2017 and June 30, 2017, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of September 30, 2017 and June 30, 2017, the Company’s reserve balance for returns and allowances was $0.3 million and $0.4 million, respectively.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2017 and 2016 were $0.3 million and $0.3 million, respectively.
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
For the three months ended September 30, 2017 and 2016, the Company recognized income tax expense of $0.4 million and $0.5 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. The Company continues to evaluate the realizability of the deferred tax asset based upon achieved and estimated future results. The difference between the three months ended September 30, 2017 effective rate of 35.1% and the Federal statutory rate of 35.0% is due primarily to the effect of discrete items, return to provision adjustments, permanent items and benefits from the permanent reinvestment assertion.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.

The effects of approximately 0.2 million and 46,000 common shares issuable upon exercise of options and non-vested shares of restricted stock outstanding as of September 30, 2017 and 2016, respectively, are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$817	$1,180
Denominator:
Basic weighted-average common shares outstanding	13,963	13,820
Effect of dilutive securities:
Stock awards and options	117	601
Warrants	—	45
Diluted weighted-average common shares outstanding	14,080	14,466
Net income per share, basic	$0.06	$0.09
Net income per share, diluted	$0.06	$0.08
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

	Three Months Ended September 30,
	2017	2016
Americas	$36,163	$40,135
Asia/Pacific & Europe	12,964	14,759
Total revenues	$49,127	$54,894
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2017	2016
United States	$34,115	$38,618
Japan	$10,856	$10,607
As of September 30, 2017, long-lived assets were $8.3 million in the United States and $0.9 million in Japan. As of June 30, 2017, long-lived assets were $6.2 million in the United States and $0.9 million in Japan.
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
There are also considerations related to internal control over financial reporting associated with implementing Topic 606. The Company is currently evaluating its control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under Topic 606 have been expanded compared to the disclosure requirements under the current guidance. The Company is currently in the process of designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606.
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
Note 3 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the “March 2016 Loan Agreement”) to refinance its then outstanding debt. In connection with the March 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the “Security Agreement”). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “March 2016 Revolving Loan,” and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the Security Agreement, the “March 2016 Credit Facility”).
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of September 30, 2017, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining nine months ending June 30, 2018)	$1,500
2019	5,500
$7,000
Note 4 — Stockholders’ Equity
During the three months ended September 30, 2017, the Company did not issue shares of restricted stock or shares of common stock upon the exercise of warrants and options. During the three months ended September 30, 2017, 4,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of September 30, 2017, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 5 — Stock-Based Compensation
Long-Term Incentive Plans
The Company adopted and the shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan.
The Company adopted and the shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.1 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares will be added to the 2017 Plan pool as described below.
The Company adopted a performance incentive plan effective July 1, 2015 (the "Fiscal 2016 Performance Plan"). The Fiscal 2016 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the

Company and to attract new individuals with outstanding qualifications. The Fiscal 2016 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2016 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate performance incentive plans effective July 1, 2016 (the "Fiscal 2017 Performance Plan") and July 1, 2017 (the "Fiscal 2018 Performance Plan"). The Fiscal 2017 Performance Plan and Fiscal 2018 Performance Plan include performance-based and service-based vesting requirements and payment terms that are substantially the same as described above the Fiscal 2016 Performance Plan.
The Company adopted and the shareholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,125,000 shares, calculated as the sum of (i) 650,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of September 30, 2017, a maximum of 1.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2017, stock-based compensation of $0.4 million was reflected as an increase to additional paid-in capital and an increase of $0.2 million was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2016, stock-based compensation of $0.7 million was reflected as an increase to additional paid-in capital and an increase of $0.2 million was included in other accrued expenses, all of which was employee related.
On January 4, 2016, the Company awarded performance restricted stock units under the 2010 Long-Term Incentive Plan to its executive officers (the "Recipients") and, in March 2016, the Company and each Recipient entered into an amended and restated stock unit agreement (the "Restated Stock Unit Agreement") amending the terms of the January 2016 awards. Under the Restated Stock Unit Agreements, vesting for the performance restricted stock units occurs at the end of a three-year performance period beginning January 1, 2016 (the "Performance Period") and is subject to achievement of both service-based and market-based performance vesting requirements. Subject generally to the Recipient's continued service with the Company (the service-based requirement) and limitations otherwise set forth in the 2010 Long-Term Incentive Plan, each performance restricted stock unit represents a contingent right for the Recipient to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the Performance Period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the performance restricted stock units is based upon the Company's absolute TSR for the performance period compared to a matrix of fixed numeric values and the vesting for the other 50% of the performance restricted stock units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the performance restricted stock units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied. On March 28, 2017, the Company awarded new performance restricted stock units under the 2017 Long-Term Incentive Plan to its executive officers. These awards have a three-year performance period beginning on January 1, 2017 and otherwise include the same performance-based and service-based vesting requirements as the previous awards.
Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2017, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Class Action Lawsuit: On September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016). In this action (later recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleged that the Company, its Chief Executive Officer and former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by making false or misleading statements or omissions in public filings with the Securities and Exchange Commission regarding the Company's internal controls and financial results for the first, second and third quarters of fiscal year 2016.  The initial complaint sought unspecified damages against the defendants on behalf of a class of purchasers of the Company’s stock between November 4, 2015 and September 13, 2016. On December 13, 2016, the Court appointed Dale Blanch and Yvonne Cohen as lead plaintiffs and approved their selection of lead plaintiffs’ counsel.  On January 27, 2017, lead plaintiffs filed an amended complaint largely reiterating the claims asserted in the original initial complaint and expanding the putative class period.  On June 15, 2017, the Court granted defendants’ motion to dismiss the amended complaint, without prejudice, and permitted lead plaintiffs to file a motion for leave to file a second amended complaint.  On July 6, 2017, lead plaintiffs filed a motion for leave to amend.  On September 18, 2017, the Court denied lead plaintiffs’ motion for leave to amend and entered final judgment in favor of defendants and dismissed the case with prejudice.  On October 17, 2017, the parties executed a stipulation whereby lead plaintiffs agreed not to take an appeal from the final judgment of dismissal in favor of defendants in exchange for mutual releases, without payment of any consideration by defendants. This case is now concluded.
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
Note 7 — Related Party Transactions
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major stockholder of the Company. During the three months ended September 30, 2017, the Company paid $1.0 million to Real Salt Lake pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and product marketing expenses. During fiscal year 2018, the Company will additionally pay approximately $3.0 million to Real Salt Lake pursuant to the terms of this partnership. During the three months ended September 30, 2016, no amounts were paid by the Company.
During the three months ended September 30, 2017, Gig Economy Group ("GEG") provided outsourced software application development services to the Company pursuant to an agreement entered into between the Company and GEG in the amount of $0.9 million. During the three months ended September 30, 2016, GEG did not provide services to the Company. David Toole, a member of the Company's board of directors, is a majority owner and an officer of GEG.
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

Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes and PhysIQ™ Smart Weight Management System;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany. In addition, we expect to expand into China in the near term through a new e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Our Products
Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System and Petandim™ for Dogs. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream and TrueScience® Micro-Lift Serum. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
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

	Active Preferred Customers By Region
	As of September 30,
	2017		2016		Change from Prior Year	Percent Change
Americas	87,000	79.8%	91,000	79.8%	(4,000)	(4.4)%
Asia/Pacific & Europe	22,000	20.2%	23,000	20.2%	(1,000)	(4.3)%
	109,000	100.0%	114,000	100.0%	(5,000)	(4.4)%

	Active Independent Distributors By Region
	As of September 30,
	2017		2016		Change from Prior Year	Percent Change
Americas	45,000	71.4%	48,000	70.6%	(3,000)	(6.3)%
Asia/Pacific & Europe	18,000	28.6%	20,000	29.4%	(2,000)	(10.0)%
	63,000	100.0%	68,000	100.0%	(5,000)	(7.4)%

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Revenue. We generated net revenue of $49.1 million and $54.9 million during the three months ended September 30, 2017 and 2016, respectively. Foreign currency fluctuations negatively impacted our revenue $0.7 million or 1.4% during the three months ended September 30, 2017. During the three months ended September 30, 2017, revenues in our United States and Hong Kong markets decreased as compared to the prior year period as we took steps, following the completion of the independent review conducted by the audit committee of our board of directors, to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors.
Americas. The following table sets forth revenue for the three months ended September 30, 2017 and 2016 for the Americas region (in thousands):

	Three Months Ended September 30,
	2017	2016	% Change
United States	$34,115	$38,618	(11.7)%
Other	2,048	1,517	35.0%
Americas Total	$36,163	$40,135	(9.9)%
Revenue in the Americas region for the three months ended September 30, 2017 decreased $4.0 million or 9.9% from the prior year same period. The policies that we implemented in connection with the audit committee review as discussed above were the primary factor for the decline in revenue for the three months ended September 30, 2017, along with an overall decrease in the number of active preferred customers and active independent distributors.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2017 and 2016 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2017	2016	% Change
Japan	$10,856	$10,607	2.3%
Hong Kong	247	2,623	(90.6)%
Other	1,861	1,529	21.7%
Asia/Pacific & Europe Total	$12,964	$14,759	(12.2)%
Revenue in the Asia/Pacific & Europe region was negatively impacted approximately $0.8 million or 5.6% during the three months ended September 30, 2017, as compared to the prior year period, by foreign currency exchange rate fluctuations. The negative impact for the region was primarily due to the weakening of the Japanese yen against the U.S. dollar, as compared to the prior year period, negatively impacting our revenue in Japan by $0.9 million or 8.5%. On a constant currency basis, revenue in Japan increased 10.9% primarily due to a successful elite academy event held in Japan in September 2017. The policies that we implemented in connection with the audit committee review as disclosed previously contributed to the decline in revenue in Hong Kong.
We continue to focus on strengthening our core business, including the expansion of our product offering and expanding our global footprint. These efforts include the development and enhancement of distributor tools, training aids and technology, the scientific research and development of new products, and entrance into new markets. During the three months ended September 30, 2017, we launched business operations in Germany and held events for our independent distributors in the US, Canada and Japan. We are investing in both internal and external technology tools that we expect will help our independent distributors grow their business and help us better operate our business. We remain committed to pursuing growth in each of our markets and operating our business in accordance with our strengthened business practices.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2017 and 2016 was 82.2% and 83.9%, respectively.
As a percentage of total revenues, cost of sales for the three months ended September 30, 2017 increased to 17.8% compared to 16.1% for the three months ended September 30, 2016. The increase in cost of sales as a percentage of revenue for the three months ended September 30, 2017, as compared to the prior year same period, is due primarily to increased costs associated with product and geographic sales mix.
Operating Expenses. Total operating expenses during the three months ended September 30, 2017 decreased to $39.0 million or 79.4% of revenues as compared to operating expenses of $44.1 million or 80.3% of revenues during the three months ended September 30, 2016. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2017 were $23.4 million or 47.6% of revenues as compared to commissions and incentives expenses of $26.3 million or 47.9% of revenues for the three months ended September 30, 2016.
The overall decrease in commissions and incentives expenses for the three months ended September 30, 2017 as compared to the prior year period is due to the overall decrease in revenue and refinements to our commission and incentive programs.
We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales during the remainder of fiscal 2018, with some fluctuations caused by changes to compensation and incentive programs and initiatives.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2017 were $15.6 million as compared to selling, general and administrative expenses of $17.8 million for the three months ended September 30, 2016.
The decrease in selling, general and administrative expenses during the three months ended September 30, 2017 compared to the prior year same period was primarily due to decreased legal and accounting expenses associated with the independent review conducted by the audit committee of our board of directors, which was completed December 2016. Additionally, expenses associated with stock compensation, employee salaries and benefits and recruiting decreased due to changes to our management team as well as decreases in bank fees realized during the current period as a result of the decrease in revenues.

We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent as we execute on our strategic initiatives.
Total Other Expense. During the three months ended September 30, 2017, we recognized net other expenses of $0.1 million, as compared to net other expenses of $0.3 million for the three months ended September 30, 2016. Total other expense for the three months ended September 30, 2017 consisted primarily of interest expense and net currency gains.
The following table sets forth interest expense for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Contractual interest expense:
2016 Term Loan	$95	$120
Amortization of deferred financing fees:
2016 Term Loan	3	3
Amortization of debt discount:
2016 Term Loan	5	5
Other	59	9
Total interest expense	$162	$137
Income Tax Expense. We recognized income tax expense of $0.4 million for the three months ended September 30, 2017, as compared to income tax expense of $0.5 million for the three months ended September 30, 2016.
The effective tax rate was 35.1% of pre-tax income during the three months ended September 30, 2017, compared to 29.7% for the same prior year period. The increase in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period is due to changes in current income projections and the impact of certain discrete and permanent items and return to provision adjustments.
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
As of September 30, 2017, our available liquidity was $12.3 million, which consisted of available cash and cash equivalents. This represents an increase of $0.8 million from the $11.5 million in cash and cash equivalents as of June 30, 2017.
During the three months ended September 30, 2017, our net cash provided by operating activities was $2.5 million as compared to net cash provided by operating activities of $2.9 million during the three months ended September 30, 2016.
During the three months ended September 30, 2017, our net cash used in investing activities was $1.2 million, as a result of our investment in new technology assets and the purchase of fixed assets. During the three months ended September 30, 2016, our net cash used in investing activities was $0.1 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2017 and 2016 was $0.5 million and $0.5 million, respectively, as a result of our quarterly principal payments on the March 2016 Term Loan.
At September 30, 2017 and June 30, 2017, the total amount of our foreign subsidiary cash was $7.1 million and $6.6 million, respectively. For earnings considered to be indefinitely reinvested, we have not accrued taxes. If we were to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of September 30, 2017, our U.S. consolidated group had approximately $2.7 million of permanently reinvested unremitted earnings from our subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.
At September 30, 2017, we had working capital (current assets minus current liabilities) of $11.9 million, compared to working capital of $12.2 million at June 30, 2017. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On March 30, 2016, we entered into a Loan Agreement (the “March 2016 Loan Agreement”) to refinance our outstanding debt. In connection with the March 2016 Loan Agreement and on the same date, we entered into a security agreement (the “Security Agreement”). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “March 2016 Revolving Loan,” and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the Security Agreement, the “March 2016 Credit Facility”).
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2017, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility.
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

As of September 30, 2017, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.

Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$7,000	$2,000	$5,000	$—	$—
Interest on long-term debt obligations	431	312	119	—	—
Operating lease obligations	12,290	2,557	6,303	3,430	—
Other operating obligations (1)	9,106	9,106	—	—	—
Total	$28,827	$13,975	$11,422	$3,430	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments, as well as purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2017, our shipments of products sold totaling approximately $15.6 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at September 30, 2017, compared with $0.4 million at June 30, 2017. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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

During the three months ended September 30, 2017 and 2016, we recognized expenses of $0.3 million and $0.6 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the three months ended September 30, 2017, approximately 30.6% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2017, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our three months ended September 30, 2017 revenue, in the amount of $1.3 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2017.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Control Over Financial Reporting
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. Other Information
Item 1. Legal Proceedings
See Note 6 of the notes to the condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of the Company's legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2017, filed on September 7, 2017. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2017, filed on September 7, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
See the exhibit index immediately following the signature page of this report.

Exhibit Index

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and June 30, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

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

LIFEVANTAGE CORPORATION

Date:	November 8, 2017	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2017	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)