Form 10-Q
period 2017-12-31
Lifevantage Corp
filed 2018-02-07
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 1, 2018 was 14,209,628.

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

•
We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	June 30, 2017
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$12,794	$11,458
Accounts receivable	1,542	1,334
Income tax receivable	86	913
Inventory, net	16,819	16,575
Prepaid expenses and deposits	4,052	5,266
Total current assets	35,293	35,546

Property and equipment, net	4,644	3,127
Intangible assets, net	1,181	1,247
Long-term deferred income tax asset	3,396	4,087
Other long-term assets	1,142	1,242
TOTAL ASSETS	$45,656	$45,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,269	$4,850
Commissions payable	6,692	6,837
Income tax payable	407	215
Other accrued expenses	10,360	9,453
Current portion of long-term debt	2,000	2,000
Total current liabilities	22,728	23,355

Long-term debt
Principal amount	4,500	5,500
Less: unamortized discount and deferred offering costs	(43)	(60)
Long-term debt, net of unamortized discount and deferred offering costs	4,457	5,440
Other long-term liabilities	1,966	1,927
Total liabilities	29,151	30,722
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.001 per share, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000 shares authorized and 14,211 and 14,232 issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	14	14
Additional paid-in capital	122,627	121,599
Accumulated deficit	(106,108)	(106,992)
Accumulated other comprehensive loss	(28)	(94)
Total stockholders’ equity	16,505	14,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,656	$45,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(In thousands, except per share data)
Revenue, net	$49,482	$48,947	$98,609	$103,841
Cost of sales	9,117	7,500	17,856	16,332
Gross profit	40,365	41,447	80,753	87,509
Operating expenses:
Commissions and incentives	23,395	23,540	46,804	49,836
Selling, general and administrative	14,643	17,207	30,224	34,987
Total operating expenses	38,038	40,747	77,028	84,823
Operating income	2,327	700	3,725	2,686
Other expense:
Interest expense	(103)	(138)	(265)	(275)
Other expense, net	(169)	(150)	(147)	(321)
Total other expense	(272)	(288)	(412)	(596)
Income before income taxes	2,055	412	3,313	2,090
Income tax expense	(1,738)	(129)	(2,179)	(627)
Net income	$317	$283	$1,134	$1,463
Net income per share:
Basic	$0.02	$0.02	$0.08	$0.11
Diluted	$0.02	$0.02	$0.08	$0.10
Weighted-average shares outstanding:
Basic	13,956	13,840	13,959	13,830
Diluted	14,153	14,132	14,117	14,176
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	46	(189)	66	(98)
Other comprehensive income (loss), net of tax	$46	$(189)	$66	$(98)
Comprehensive income	$363	$94	$1,200	$1,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	1,028	—	—	1,028
Issuance of shares related to restricted stock	30	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(6)	—	—	—	—	—
Repurchase of company stock	(45)	—	—	(250)	—	(250)
Currency translation adjustment	—	—	—	—	66	66
Net income	—	—	—	1,134	—	1,134
Balances, December 31, 2017	14,211	$14	$122,627	$(106,108)	$(28)	$16,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2017	2016
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,134	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	826
Stock-based compensation	1,453	1,515
Amortization of deferred financing fees	6	6
Amortization of debt discount	10	9
Deferred income tax	690	—
Changes in operating assets and liabilities:
Accounts receivable	(218)	455
Income tax receivable	827	(903)
Inventory, net	(215)	3,366
Prepaid expenses and deposits	1,202	3,062
Other long-term assets	104	72
Accounts payable	(1,582)	(3,791)
Income tax payable	192	(1,206)
Other accrued expenses	817	1,341
Other long-term liabilities	(410)	(1,115)
Net Cash Provided by Operating Activities	4,682	5,100
Cash Flows from Investing Activities:
Purchase of equipment	(2,117)	(237)
Net Cash Used in Investing Activities	(2,117)	(237)
Cash Flows from Financing Activities:
Repurchase of company stock	(250)	—
Payment on term loan	(1,000)	(1,000)
Exercise of options and warrants	—	7
Net Cash Used in Financing Activities	(1,250)	(993)
Foreign Currency Effect on Cash	21	(22)
Increase in Cash and Cash Equivalents:	1,336	3,848
Cash and Cash Equivalents — beginning of period	11,458	7,883
Cash and Cash Equivalents — end of period	$12,794	$11,731
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$183	$233
Cash paid for income taxes	$471	$1,682
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany. In addition, the Company has begun its expansion into China through an e-commerce business model.
The Company engages in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, its line of scientifically-validated dietary supplements, TrueScience®, its line of anti-aging skin care products, Petandim™ for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio®, its Smart Energy Drink mixes, PhysIQ™, its Smart Weight Management System, and Omega+, its sustainable fish oil supplement.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2017, and the results of operations for the three and six months ended December 31, 2017 and 2016, and the cash flows for the six months ended December 31, 2017 and 2016. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2017, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2017, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2017 and 2016, net foreign currency losses of $0.1 million and $0.3 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2017 and 2016, net foreign currency losses of $8,000 and $0.4 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in December 2017 and were not designated for hedge accounting. For the three months ended December 31, 2017 and 2016, a realized loss of $0.1 million and a realized gain of $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. For the six months ended December 31, 2017 and 2016, a realized loss of $0.1 million and a realized gain of $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at December 31, 2017.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2017, the Company had $9.5 million in cash accounts at one financial institution and $3.3 million in accounts at other financial institutions. As of December 31, 2017 and June 30, 2017, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2017 and June 30, 2017 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2017 is not necessary. No bad debt expense has been recorded for the three and six months ended December 31, 2017 and 2016.
Inventory
As of December 31, 2017 and June 30, 2017, inventory consisted of (in thousands):

	December 31, 2017	June 30, 2017
Finished goods	$9,136	$7,817
Raw materials	7,683	8,758
Total inventory	$16,819	$16,575
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.4 million and $0.9 million at December 31, 2017 and June 30, 2017, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of

December 31, 2017 and June 30, 2017, the Company’s reserve balance for returns and allowances was $0.3 million and $0.4 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2017 and 2016 were $0.3 million and $0.3 million, respectively. Research and development expenses for the six months ended December 31, 2017 and 2016 were $0.5 million and $0.6 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, updated for new corporate tax rates. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company recognizes tax liabilities or benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized would be the largest liability or benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. This change in tax rate will be recognized as a discrete item for the Company during the second quarter of fiscal year 2018. Current taxes for fiscal 2018 will be accounted for at a blended rate of 28%, and the Company will revalue its deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. The Company has incorporated the changes resulting from the 2017 Act in its tax related accounts in the period ended December 31, 2017.

For the six months ended December 31, 2017 and 2016, the Company recognized income tax expense of $2.2 million and $0.6 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. As a result of the 2017 Act, the effective tax rate increased from 35.1% for the three months ended September 30, 2017 to 65.8% for the six months ended December 31, 2017. The Company's deferred tax asset balances were reduced by approximately $1.2 million as a result of remeasuring them to the new reduced corporate tax rate. This remeasurement caused an increase of approximately 35.2% to the effective tax rate. The increase was partially offset due to the lower blended corporate tax rate for fiscal 2018.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2017 and 2016, the effects of approximately 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2017 and 2016, the effects of approximately 0.3 million and 43,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income	$317	$283	$1,134	$1,463
Denominator:
Basic weighted-average common shares outstanding	13,956	13,840	13,959	13,830
Effect of dilutive securities:
Stock awards and options	197	250	158	302
Warrants	—	42	—	44
Diluted weighted-average common shares outstanding	14,153	14,132	14,117	14,176
Net income per share, basic	$0.02	$0.02	$0.08	$0.11
Net income per share, diluted	$0.02	$0.02	$0.08	$0.10
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Americas	$36,903	$37,613	$73,066	$77,748
Asia/Pacific & Europe	12,579	11,334	25,543	26,093
Total revenues	$49,482	$48,947	$98,609	$103,841

Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
United States	$34,814	$35,535	$68,929	$74,153
Japan	$10,383	$9,498	$21,240	$20,105
As of December 31, 2017, long-lived assets were $8.0 million in the United States and $0.9 million in Japan. As of June 30, 2017, long-lived assets were $6.2 million in the United States and $0.9 million in Japan.
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
There are also considerations related to internal control over financial reporting associated with implementing Topic 606. The Company has substantially completed the evaluation of its control framework for revenue recognition and identified no material changes needed in response to the new guidance. The Company has also evaluated the expanded disclosure requirements under Topic 606 and has substantially completed the design and implementation of the appropriate controls over gathering and reporting the information required under Topic 606.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, this ASU requires that for all leases not considered to be short term, a company recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of the ASU on the Company’s outstanding leases and expects that adoption will have an impact on its consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this ASU. This ASU is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU should be applied prospectively to an award modified on or after the adoption date. The Company will apply this ASU to any award modifications made on or after the adoption date.
Note 3 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the “March 2016 Loan Agreement”) to refinance its outstanding debt. In connection with the March 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the “Security Agreement”). The March 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “March 2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “March 2016 Revolving Loan,” and collectively with the March 2016 Term Loan, the March 2016 Loan Agreement and the Security Agreement, the “March 2016 Credit Facility”).
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility also contains various financial covenants that require the Company to maintain a certain consolidated minimum tangible net worth, minimum working capital amounts, and debt to EBITDA and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility. As of December 31, 2017, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility.
The Company’s book value for the March 2016 Credit Facility approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining six months ending June 30, 2018)	$1,000
2019	5,500
$6,500
Note 4 — Stockholders’ Equity
During the three and six months ended December 31, 2017, the Company issued 30,000 shares of restricted stock and no shares of common stock upon the exercise of warrants and options. During the three and six months ended December 31, 2017, 2,000 and 6,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. Accordingly, transactions, if any, would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the six months ended December 31, 2017, the Company purchased 45,107 shares of its common stock on the open market at an aggregate purchase price of $0.2 million under this repurchase program. At December 31, 2017, there is $4.8 million remaining under this repurchase program.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of December 31, 2017, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 5 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
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
The Company adopted and the shareholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,125,000 shares, calculated as the sum of (i) 650,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of December 31, 2017, a maximum of 1.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award.
Cash-Settled Plans
The Company adopted a performance incentive plan effective July 1, 2015 (the "Fiscal 2016 Performance Plan"). The Fiscal 2016 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2016 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2016 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted separate performance incentive plans effective July 1, 2016 (the "Fiscal 2017 Performance Plan") and July 1, 2017 (the "Fiscal 2018 Performance Plan"). The Fiscal 2017 Performance Plan and Fiscal 2018 Performance Plan include performance-based and service-based vesting requirements and payment terms that are substantially the same as described above for the Fiscal 2016 Performance Plan.

Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2017, stock-based compensation of $0.6 million and $1.0 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.2 million and $0.4 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2016, stock-based compensation of $0.3 million and $1.0 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.1 million and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related.
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
Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2017, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit: As previously reported, on September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016). In this action (later recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleged that the Company, its Chief Executive Officer and former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder. On June 15, 2017, the Court granted defendants’ motion to dismiss the amended complaint, without prejudice, and permitted lead plaintiffs to file a motion for leave to file a second amended complaint. On September 18, 2017, the Court denied lead plaintiffs’ motion for leave to amend and entered final judgment in favor of LifeVantage and the other defendants and dismissed the case with prejudice. On October 17, 2017, the parties executed a stipulation whereby lead plaintiffs agreed not to take an appeal from the final judgment of dismissal in favor of defendants in exchange for mutual releases, without payment of any consideration by or on behalf of defendants. This case is now concluded.
Derivative Action Lawsuits: Also, as previously reported, on October 11, 2016, two purported shareholder derivative actions were filed in the Third District Court of the State of Utah, Salt Lake County, entitled Johnson v. Jensen, Case No. 160906320 MI (Utah Dist. filed Oct. 11, 2016), and Rupp v. Jensen, Case No. 160906321 MI (Utah Dist. filed Oct. 11, 2016). In these actions (which are substantively identical), plaintiffs, purportedly on behalf of the Company, alleged that the Company’s Chief Executive Officer, former Chief Financial Officer and members of the board of directors breached their fiduciary duties owed to the Company in connection with the matters alleged in the securities class action lawsuit noted above. On October 19, 2016, the Court entered an order consolidating the two actions under the Johnson case number, with the new caption In re LifeVantage Corp. Derivative Litigation.
On January 30, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Hansen v. Jensen, Case No. 2:17 cv-00075-DN (D. Utah filed Jan. 30, 2017). In this action, plaintiff, purportedly on behalf of the Company, alleged that the Company’s Chief Executive Officer, former Chief Financial Officer and members of the board of directors violated Section 14(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78n(a), and breached their fiduciary duties owed to the Company in connection with the matters alleged in the securities class action lawsuit noted above. On February 27, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Baker v. Jensen, Case No. 2:17-cv-00141-PMW (D. Utah filed Feb. 27, 2017). Also, on April 24, 2017, another purported shareholder derivative action was filed in the United States District Court for the District of Utah, entitled Inforzato v. Jensen, Case No. 2:17-cv-00317-JNP (D. Utah filed Apr. 24, 2017). In these actions, plaintiffs, also purportedly on behalf of the Company, made similar allegations as the plaintiff in Hansen v. Jensen.
Following and in light of the dismissal with prejudice of the securities class action lawsuit noted above, the Company requested that the plaintiffs in the shareholder derivative actions agree to dismiss their lawsuits voluntarily and without payment of any consideration by or on behalf of defendants or the Company. On October 31, 2017, the plaintiffs in In re LifeVantage Corp. Derivative Litigation stipulated to voluntary dismissal of their consolidated action without payment of any consideration by or on behalf of defendants or the Company. On November 17, 2017, the parties in Inforzato, Hansen and Baker stipulated to voluntary dismissal of those actions without payment of any consideration by or on behalf of defendants or the Company.
On November 20, 2017, the Courts in In re LifeVantage Corp. Derivative Litigation and Hansen granted the stipulated motions to dismiss, and on December 12, 2017, the Court in Baker granted the stipulated motion to dismiss.On November 27, 2017, the Court in Inforzato ordered, pursuant to Rule 23.1(c) of the Federal Rules of Civil Procedure, that the parties give notice to shareholders of the voluntary dismissal without prejudice of the Inforzato action before the Inforzato action could be dismissed, which the Company provided on January 8, 2018.
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

Note 7 — Related Party Transactions
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major shareholder of the Company. During the six months ended December 31, 2017, the Company paid $1.0 million to Real Salt Lake pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and product marketing expenses. During the remainder of fiscal year 2018, the Company expects to pay an additional $3.0 million to Real Salt Lake. Under the terms of this partnership, the Company paid to Real Salt Lake $0.2 million during the six months ended December 31, 2016 and a total of $2.2 million during fiscal year 2017.
During fiscal 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company. In June 2017, the Company completed an acquisition of the assets of Dinng. The Company's Chief Marketing Officer, Ryan Goodwin, was the Founder, President and Creative Director of Dinng. During the six months ended December 31, 2017, no payments were made by the Company to Dinng. During the six months ended December 31, 2016, the Company paid $0.2 million to Dinng for services provided.
During the six months ended December 31, 2017, Gig Economy Group ("GEG") provided outsourced software application development services to the Company pursuant to an agreement entered into between the Company and GEG in the amount of $1.3 million. During the six months ended December 31, 2016, GEG did not provide services to the Company. David Toole, a member of the Company's board of directors during the period of this report, is a majority owner and an officer of GEG.
During the six months ended December 31, 2016, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an agreement for services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. During the six months ended December 31, 2017, no payments to Outhink Inc. were made by the Company. David Toole, a member of the Company's board of directors during the period of this report, is a majority owner and serves as the Chief Executive Officer of Outhink Inc.
Note 8 — Subsequent Events
On February 2, 2018, the Company's shareholders approved an amendment to the 2017 Plan to increase the number of shares available for issuance under the plan by 425,000, which increased the maximum number of share available for issuance under the 2017 Plan from 1,125,000 to 1,550,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to preferred customers, retail customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
Our revenue depends on the number and productivity of our independent distributors and the number of our retail and preferred customers. When we are successful in attracting and retaining independent distributors and preferred customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, our PhysIQ™ Smart Weight Management System and Omega+, our sustainable fish oil supplement;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.

As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets.
We have begun selling our products and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany. In addition, we have begun our expansion into China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Our Products
Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, Petandim™ for Dogs, and Omega+, our sustainable fish oil supplement. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Micro-Lift Serum and TrueScience® Hand Cream. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system.
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

	Active Preferred Customers By Region
	As of December 31,
	2017		2016		Change from Prior Year	Percent Change
Americas	86,000	79.6%	89,000	80.2%	(3,000)	(3.4)%
Asia/Pacific & Europe	22,000	20.4%	22,000	19.8%	—	—%
	108,000	100.0%	111,000	100.0%	(3,000)	(2.7)%

	Active Independent Distributors By Region
	As of December 31,
	2017		2016		Change from Prior Year	Percent Change
Americas	44,000	71.0%	46,000	73.0%	(2,000)	(4.3)%
Asia/Pacific & Europe	18,000	29.0%	17,000	27.0%	1,000	5.9%
	62,000	100.0%	63,000	100.0%	(1,000)	(1.6)%
Results of Operations
Three and Six Months Ended December 31, 2017 compared to the Three and Six Months Ended December 31, 2016
Revenue. We generated net revenue of $49.5 million and $48.9 million during the three months ended December 31, 2017 and 2016, respectively. We generated net revenue of $98.6 million and $103.8 million during the six months ended December 31, 2017 and 2016, respectively. Foreign currency fluctuations negatively impacted our revenue $0.1 million or 0.3% and $0.9 million or 0.9% during the three and six months ended December 31, 2017, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2017 and 2016 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	% Change	2017	2016	% Change
United States	$34,814	$35,535	(2.0)%	$68,929	$74,153	(7.0)%
Other	2,089	2,078	0.5%	4,137	3,595	15.1%
Americas Total	$36,903	$37,613	(1.9)%	$73,066	$77,748	(6.0)%
Revenue in the Americas region for the three and six months ended December 31, 2017 decreased $0.7 million or 1.9% and $4.7 million or 6.0%, respectively, from the prior year same periods. Revenue in the United States decreased, as compared to the prior year periods, following the completion of the independent review conducted by the audit committee of our board of directors in December 2016, as policy changes were made to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. The internal and external disruptions caused by the audit committee review and associated policy changes also led to a decrease in our active distributors and preferred customers in the United States as compared to the prior year periods, which contributed to the decreased current year revenues. These decreases were partially offset by increased revenue in Mexico due to the launch of the Protandim® product line during the current fiscal year.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2017 and 2016 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	% Change	2017	2016	% Change
Japan	$10,383	$9,498	9.3%	$21,240	$20,105	5.6%
Hong Kong	241	721	(66.6)%	489	3,344	(85.4)%
Other	1,955	1,115	75.3%	3,814	2,644	44.3%
Asia/Pacific & Europe Total	$12,579	$11,334	11.0%	$25,543	$26,093	(2.1)%
Revenue in the Asia/Pacific & Europe region increased $1.2 million or 11.0% for the three months ended December 31, 2017 as compared to the prior year period, and decreased by $0.6 million or 2.1% for the six months ended December 31, 2017 as compared to the prior year period. Revenue in the Asia/Pacific & Europe region was negatively impacted approximately $0.2 million or 2.1% and $1.1 million or 4.1% during the three and six months ended December 31, 2017, respectively, as compared to the prior year period, by foreign currency exchange rate fluctuations. The negative impact for the region was primarily due to the weakening of the Japanese yen against the U.S. dollar, as compared to the prior year period, negatively impacting our revenue in Japan by $0.3 million or 3.6% and $1.2 million or 6.2%, respectively. On a constant currency basis, revenue in Japan increased 12.9% and 11.9% for the three and six months ended December 31, 2017, respectively, as compared to the prior year periods. In addition to the increase in Japan revenues during the periods, revenues in Thailand increased due to the launch of Protandim® Nrf2 during our first fiscal quarter and revenues increased in Europe as we continue to expand and support our distributor base.
Revenues in Hong Kong decreased significantly, as compared to the prior year periods, following the completion of the independent review conducted by the audit committee of our board of directors in December 2016, as policy changes were made to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors.
We continue to focus on strengthening our core business, including the expansion of our product offering and expanding our global footprint. These efforts include the development and enhancement of distributor tools, training aids and technology, the scientific research and development of new products, and entrance into new markets. During the six months ended December 31, 2017, we launched business operations in Germany and held events for our independent distributors in the US, Canada, Japan and Europe. We are investing in both internal and external technology tools that we expect will help our independent distributors grow their businesses and help us better operate our business. During the quarter ended December 31, 2017, we began a commercial pilot to test our mainland China business model which utilizes an e-commerce platform. We have completed testing of transactional, logistical and banking processes and anticipate a full launch of our e-commerce model in China in the third fiscal quarter of 2018. We remain committed to pursuing growth in each of our markets and operating our business in accordance with our strengthened business practices.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2017 and 2016 was 81.6% and 84.7%, respectively. Our gross profit percentage for the six months ended December 31, 2017 and 2016 was 81.9% and 84.3%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2017 increased to 18.4% compared to 15.3% for the three months ended December 31, 2016 and increased for the six months ended December 31, 2017 to 18.1% from 15.7% for the six months ended December 31, 2016. The increase in cost of sales as a percentage of revenue for the three and six months ended December 31, 2017, as compared to the prior year same periods, is primarily due to changes to our product and geographic sales mix, the incorporation of free shipping on product bundle purchases, and to increased costs associated with the obsolescence, storage, handling and shipment of inventory.
Operating Expenses. Total operating expenses during the three months ended December 31, 2017 decreased to $38.0 million or 76.9% of revenues as compared to operating expenses of $40.7 million or 83.2% of revenues during the three months ended December 31, 2016. Total operating expenses during the six months ended December 31, 2017 decreased to $77.0 million or 78.1% of revenues as compared to operating expenses of $84.8 million or 81.7% of revenues during the six months ended December 31, 2016. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.

Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2017 were $23.4 million or 47.3% of revenues as compared to commissions and incentives expenses of $23.5 million or 48.1% of revenues for the three months ended December 31, 2016. Commissions and incentives expenses during the six months ended December 31, 2017 were $46.8 million or 47.5% of revenues as compared to commissions and incentives expenses of $49.8 million or 48.0% of revenues for the six months ended December 31, 2016.
The decrease in commissions and incentives expenses as a percentage of revenues for the three and six months ended December 31, 2017 as compared to the prior year periods is due to the refinement to promotion and incentive programs and initiatives and the timing of events and promotional periods. Distributor commissions as a percentage of commissionable revenues generated remained consistent during the comparable periods.
We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales during the remainder of fiscal 2018, with some fluctuations caused by further refinements to compensation and incentive programs and initiatives.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2017 were $14.6 million as compared to selling, general and administrative expenses of $17.2 million for the three months ended December 31, 2016. Selling, general and administrative expenses during the six months ended December 31, 2017 were $30.2 million as compared to selling, general and administrative expenses of $35.0 million for the six months ended December 31, 2016.
The decrease in selling, general and administrative expenses during the three and six months ended December 31, 2017 compared to the prior year same period was primarily due to decreased legal and accounting expenses associated with the independent review conducted by the audit committee of our board of directors, which was completed during December 2016. Additionally, expenses associated with professional services, executive transition costs and legal costs related to settled and dismissed cases decreased during the current year periods.
We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent for the remainder of the fiscal year as we execute on our strategic initiatives.
Total Other Expense. During the three and six months ended December 31, 2017, we recognized net other expenses of $0.3 million and $0.4 million, respectively, as compared to net other expenses of $0.3 million and $0.6 million for the three and six months ended December 31, 2016, respectively. Total other expense for the three and six months ended December 31, 2017 consisted primarily of interest expense and net currency losses.
The following table sets forth interest expense for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Contractual interest expense:
2016 Term Loan	$88	$113	$183	$233
Amortization of deferred financing fees:
2016 Term Loan	3	3	6	6
Amortization of debt discount:
2016 Term Loan	5	5	10	10
Other	7	17	66	26
Total interest expense	$103	$138	$265	$275
Income Tax Expense. We recognized an income tax expense of $1.7 million and $2.2 million for the three and six months ended December 31, 2017, respectively, as compared to income tax expense of $0.1 million and $0.6 million for the three and six months ended December 31, 2016, respectively.
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. This change in tax rate will be recognized as a discrete item for us during the second quarter of fiscal year 2018. Current taxes for fiscal 2018 will be accounted for at a blended rate of 28%, and we will we revalue our deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. We have incorporated the changes resulting from the 2017 Act in our tax related accounts in the period ended December 31, 2017, which resulted in a significant increase to our effective tax rate.
The effective tax rate was 84.6% and 65.8%, respectively, of pre-tax income during the three and six months ended December 31, 2017, compared to 31.3% and 30.0%, respectively, for the same prior year periods. The increase in the effective tax rates for the three and six months ended December 31, 2017 is the result of the remeasurement of our deferred tax assets, pursuant to the 2017 act, leading to a reduction in the deferred tax balances of approximately $1.2 million which represents approximately 35.2% of the year to date effective tax rate. The increases associated with the deferred tax adjustments were partially offset due to the lower blended corporate tax rate for fiscal 2018.
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
As of December 31, 2017, our available liquidity was $12.8 million, which consisted of available cash and cash equivalents. This represents an increase of $1.3 million from the $11.5 million in cash and cash equivalents as of June 30, 2017.
During the six months ended December 31, 2017, our net cash provided by operating activities was $4.7 million as compared to net cash provided by operating activities of $5.1 million during the six months ended December 31, 2016.
During the six months ended December 31, 2017, our net cash used in investing activities was $2.1 million, as a result of our investment in new technology assets and the purchase of fixed assets. During the six months ended December 31, 2016, our net cash used in investing activities was $0.2 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2017 was $1.3 million as a result of our quarterly principal payments on the March 2016 Term Loan and repurchase of company stock. Cash used in financing activities during the six months ended December 31, 2016 was $1.0 million as a result of our quarterly principal payments on the March 2016 Term Loan.
At December 31, 2017 and June 30, 2017, the total amount of our foreign subsidiary cash was $5.6 million and $6.6 million, respectively. As a result of the corporate tax reform signed into law during December 2017, companies are required to pay a one-time repatriation tax on net un-taxed foreign unrepatriated earnings. Tax reform also enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed we can repatriate cash from foreign subsidiaries without paying additional US taxes. We completed an initial analysis of all foreign based earnings as of December 31, 2017, and we project an immaterial amount of additional income tax liabilities associated with the deemed repatriation provision due to our large foreign tax pool in Japan.
At December 31, 2017, we had working capital (current assets minus current liabilities) of $12.6 million, compared to working capital of $12.2 million at June 30, 2017. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The March 2016 Credit Facility contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2017, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility.
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

As of December 31, 2017, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$6,500	$2,000	$4,500	$—	$—
Interest on long-term debt obligations	343	287	56	—	—
Operating lease obligations	11,935	2,638	6,208	3,089	—
Other operating obligations (1)	7,865	7,865	—	—	—
Total	$26,643	$12,790	$10,764	$3,089	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements. Certain of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2017, our shipments of products sold totaling approximately $15.5 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at December 31, 2017, compared with $0.4 million at June 30, 2017. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended December 31, 2017 and 2016, we recognized expenses of $0.5 million and $0.1 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the six months ended December 31, 2017, approximately 30.1% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2017, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.7% decrease of our six months ended December 31, 2017 revenue, in the amount of $2.7 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. Other Information
Item 1. Legal Proceedings
See Note 6 to our unaudited condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of our legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2017, filed on September 7, 2017. The risks and uncertainties described in such risk factors and elsewhere in this report, including the risk factor below, have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than the risk factor described below, as of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
We depend on our information technology, or IT, systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent distributor compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we are authorized to repurchase up to $5.0 million of our outstanding shares through November 27, 2020. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, under the pre-arranged repurchase plan would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the period from November 27, 2017 through December 31, 2017, we repurchased 45,107 shares of our common stock on the open market at an aggregate purchase price of $0.2 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended December 31, 2017. All purchases listed below were made in the open market at prevailing market prices and pursuant to trading plans adopted by us pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	45,107	5.51	45,107	4,750,000
Total	45,107	$5.51	45,107	$4,750,000
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

101
The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2017 and June 30, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

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

LIFEVANTAGE CORPORATION

Date:	February 7, 2018	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2018	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)