Form 10-Q
period 2018-03-31
Lifevantage Corp
filed 2018-05-09
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 001-35647
________________________________________________________________________________
LIFEVANTAGE CORPORATION
(Exact name of Registrant as specified in its charter)
________________________________________________________________________________

DELAWARE	90-0224471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9785 S. Monroe Street, Ste 400, Sandy, UT 84070
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 4, 2018 was 14,306,851.

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

•
We are in the process of implementing new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to fully implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	June 30, 2017
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,952	$11,458
Accounts receivable	1,329	1,334
Income tax receivable	280	913
Inventory, net	15,816	16,575
Prepaid expenses and deposits	7,852	5,266
Total current assets	39,229	35,546

Property and equipment, net	5,660	3,127
Intangible assets, net	1,148	1,247
Long-term deferred income tax asset	3,593	4,087
Other long-term assets	1,299	1,242
TOTAL ASSETS	$50,929	$45,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,629	$4,850
Commissions payable	7,372	6,837
Income tax payable	72	215
Other accrued expenses	11,617	9,453
Current portion of long-term debt	2,000	2,000
Total current liabilities	25,690	23,355

Long-term debt
Principal amount	4,000	5,500
Less: unamortized discount and deferred offering costs	(35)	(60)
Long-term debt, net of unamortized discount and deferred offering costs	3,965	5,440
Other long-term liabilities	1,972	1,927
Total liabilities	31,627	30,722
Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock — par value $0.0001 and $0.001 per share, 5,000 and 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 and $0.001 per share, 40,000 and 250,000 shares authorized and 14,307 and 14,232 issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	1	14
Additional paid-in capital	123,955	121,599
Accumulated deficit	(104,723)	(106,992)
Accumulated other comprehensive income (loss)	69	(94)
Total stockholders’ equity	19,302	14,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,929	$45,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(In thousands, except per share data)
Revenue, net	$50,562	$45,007	$149,171	$148,848
Cost of sales	8,921	8,233	26,778	24,565
Gross profit	41,641	36,774	122,393	124,283
Operating expenses:
Commissions and incentives	24,320	22,843	71,124	72,679
Selling, general and administrative	15,023	13,708	45,246	48,695
Total operating expenses	39,343	36,551	116,370	121,374
Operating income	2,298	223	6,023	2,909
Other expense:
Interest expense	(92)	(131)	(357)	(406)
Other income (expense), net	27	(32)	(120)	(353)
Total other expense	(65)	(163)	(477)	(759)
Income before income taxes	2,233	60	5,546	2,150
Income tax (expense) benefit	(598)	1	(2,777)	(626)
Net income	$1,635	$61	$2,769	$1,524
Net income per share:
Basic	$0.12	$0.00	$0.20	$0.11
Diluted	$0.12	$0.00	$0.20	$0.11
Weighted-average shares outstanding:
Basic	14,006	13,915	13,975	13,858
Diluted	14,178	14,105	14,136	14,122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	97	26	163	(72)
Other comprehensive income (loss), net of tax	$97	$26	$163	$(72)
Comprehensive income	$1,732	$87	$2,932	$1,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	2,313	—	—	2,313
Exercise of options and warrants	14	—	30	—	—	30
Issuance of shares related to restricted stock	190	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(23)	—	—	—	—	—
Repurchase of company stock	(106)	—	—	(500)	—	(500)
Change in par value of common stock	—	(13)	13	—	—	—
Currency translation adjustment	—	—	—	—	163	163
Net income	—	—	—	2,769	—	2,769
Balances, March 31, 2018	14,307	$1	$123,955	$(104,723)	$69	$19,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,769	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	1,224
Stock-based compensation	2,110	1,792
Amortization of deferred financing fees	10	9
Amortization of debt discount	15	14
Deferred income tax	493	888
Changes in operating assets and liabilities:
Accounts receivable	42	344
Income tax receivable	633	(2,631)
Inventory, net	985	5,724
Prepaid expenses and deposits	(2,668)	1,564
Other long-term assets	104	90
Accounts payable	(230)	(4,561)
Income tax payable	(143)	(1,206)
Other accrued expenses	3,311	410
Other long-term liabilities	(588)	(564)
Net Cash Provided by Operating Activities	7,785	4,621
Cash Flows from Investing Activities:
Purchase of equipment	(3,367)	(464)
Net Cash Used in Investing Activities	(3,367)	(464)
Cash Flows from Financing Activities:
Payment of deferred financing fees	—	(1,380)
Repurchase of company stock	(500)	—
Payment on term loan	(1,500)	(1,500)
Exercise of options and warrants	30	40
Net Cash Used in Financing Activities	(1,970)	(2,840)
Foreign Currency Effect on Cash	46	2
Increase in Cash and Cash Equivalents:	2,494	1,319
Cash and Cash Equivalents — beginning of period	11,458	7,883
Cash and Cash Equivalents — end of period	$13,952	$9,202
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$263	$338
Cash paid for income taxes	$1,793	$4,455
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to preferred customers, retail customers and independent distributors. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany. In addition, the Company sells its products in China through an e-commerce business model.
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
On March 9, 2018, pursuant to an approving vote of the Company's stockholders and its 2018 Annual Meeting of Stockholders, the Company changed its state of incorporation from the State of Colorado to the State of Delaware pursuant to a plan of conversion, dated March 9, 2018.  The reincorporation was accomplished by the filing of (i) a statement of conversion with the Secretary of State of the State of Colorado, and (ii) a certificate of conversion and a certificate of incorporation with the Secretary of State of the State of Delaware. All outstanding common stock shares, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company's common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2018, and the results of operations for the three and nine months ended March 31, 2018 and 2017, and the cash flows for the nine months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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

Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018 and 2017, net foreign currency gains of $14,000 and $0.2 million, respectively, are recorded in other expense, net. For the nine months ended March 31, 2018 and 2017, a net foreign currency gain of $5,000 and loss of $0.2 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were settled in March 2018 and were not designated for hedge accounting. For the three months ended March 31, 2018 and 2017, a realized gain of $21,000 and a realized loss of $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. For the nine months ended March 31, 2018 and 2017, realized losses of $0.1 million and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at March 31, 2018.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2018, the Company had $7.7 million in cash accounts at one financial institution and $6.3 million in accounts at other financial institutions. As of March 31, 2018 and June 30, 2017, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2018 and June 30, 2017 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2018 is not necessary. No bad debt expense has been recorded for the three and nine months ended March 31, 2018 and 2017.
Inventory
As of March 31, 2018 and June 30, 2017, inventory consisted of (in thousands):

	March 31, 2018	June 30, 2017
Finished goods	$9,205	$7,817
Raw materials	6,611	8,758
Total inventory	$15,816	$16,575
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.5 million and $0.9 million at March 31, 2018 and June 30, 2017, respectively, related to obsolete and slow-moving inventory.

Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of March 31, 2018 and June 30, 2017, the Company’s reserve balance for returns and allowances was $0.4 million and $0.4 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2018 and 2017 were $0.3 million and $0.2 million, respectively. Research and development expenses for the nine months ended March 31, 2018 and 2017 were $0.8 million and $0.8 million, respectively.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. The Company uses historical data for estimating the expected life of stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.
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

On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. This change in tax rate has been recognized as a discrete item for the Company during the second quarter of fiscal year 2018. Current taxes for fiscal 2018 are accounted for at a blended rate of 28%, and the Company has revalued its deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. The Company has incorporated the changes resulting from the 2017 Act in its tax related accounts in the year to date period ended March 31, 2018.
For the nine months ended March 31, 2018 and 2017, the Company recognized income tax expense of $2.8 million and $0.6 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. As a result of the 2017 Act, the effective tax rate increased to 50.1% for the nine months ended March 31, 2018. The Company's deferred tax asset balances were reduced by approximately $1.2 million as a result of remeasuring them to the new reduced corporate tax rate. This remeasurement caused an increase of approximately 21.0% to the effective tax rate. The increase was partially offset due to the lower blended corporate tax rate for fiscal 2018.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended March 31, 2018 and 2017, the effects of approximately 0.5 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2018 and 2017, the effects of approximately 0.6 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income	$1,635	$61	$2,769	$1,524
Denominator:
Basic weighted-average common shares outstanding	14,006	13,915	13,975	13,858
Effect of dilutive securities:
Stock awards and options	172	190	161	264
Diluted weighted-average common shares outstanding	14,178	14,105	14,136	14,122
Net income per share, basic	$0.12	$0.00	$0.20	$0.11
Net income per share, diluted	$0.12	$0.00	$0.20	$0.11

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Americas	$38,026	$34,379	$111,092	$112,127
Asia/Pacific & Europe	12,536	10,628	38,079	36,721
Total revenues	$50,562	$45,007	$149,171	$148,848
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
United States	$35,585	$33,681	$104,514	$107,834
Japan	$10,064	$9,141	$31,303	$29,246
As of March 31, 2018, long-lived assets were $9.3 million in the United States and $0.9 million in Japan. As of June 30, 2017, long-lived assets were $6.2 million in the United States and $0.9 million in Japan.
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
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this ASU. This ASU became effective for the Company beginning January 1, 2018 and will be applied to any award modified on or after January 1, 2018.
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
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If the Company borrows under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On May 4, 2018, the Company entered into a loan modification agreement, which amended the March 2016 Credit Facility (“Amendment No. 1”). Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 (the “Maturity Date”) and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 1) was revised from a minimum of 1.50 to 1.00 to 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was increased from $5.0 million to $8.0 million. The funded debt to EBITDA ratio was replaced with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter. The minimum tangible net worth measure was removed from the financial covenants.
The Company’s obligations under the March 2016 Credit Facility, as amended, are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the March 2016 Credit Facility, as amended, may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the March 2016 Revolving Loan exceeds $2.0 million, the Company must prepay an amount equal to such excess. Any principal amount of the March 2016 Term Loan which is prepaid or repaid may not be re-borrowed.
The March 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The March 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the March 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the March 2016 Credit Facility, as amended. As of March 31, 2018, the Company was in compliance with all applicable covenants under the March 2016 Credit Facility, as amended.
The Company’s book value for the March 2016 Credit Facility, as amended, approximates the fair value. Aggregate future principal payments required in accordance with the terms of the March 2016 Credit Facility, as amended, are as follows

(in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining three months ending June 30, 2018)	$500
2019	2,000
2020	2,000
2021	1,500
$6,000
Note 4 — Stockholders’ Equity
During the three and nine months ended March 31, 2018, the Company issued 0.2 million and 0.2 million shares, respectively, of restricted stock and 14,000 shares of common stock upon the exercise of warrants and options. During the three and nine months ended March 31, 2018, 17,000 and 23,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. Accordingly, transactions, if any, would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three and nine months ended March 31, 2018, the Company purchased 61,000 and 106,000 shares, respectively, of its common stock on the open market at an aggregate purchase price of $0.2 million and $0.5 million, respectively, under this repurchase program. At March 31, 2018, there is $4.5 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of March 31, 2018, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
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
The Company adopted and the shareholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, the shareholders approved an amendment to the 2017 Plan to increase by 425,000 shares the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,550,000 shares, calculated as the sum of (i) 1,075,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of March 31, 2018, a maximum of 1.5 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended March 31, 2018, stock-based compensation of $1.3 million and $2.3 million, respectively, was reflected as an increase to additional paid-in capital and a decrease of $0.6 million and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and nine months ended March 31, 2017, stock-based compensation of $0.6 million and $1.7 million, respectively, was reflected as an increase to additional paid-in capital and a decrease of $12,000 and increase of $0.2 million, respectively, was included in other accrued expenses, all of which was employee related.
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

Note 6 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2018, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, plaintiff alleged that the Company, its Chief Executive Officer, its Chief Sales Officer and it's Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act (“CUTPA”). On April 16, 2018, the Company filed motions with the Court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. Plaintiff’s response is due on June 4, 2018. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
Class Action Lawsuit (Zhang v. LifeVantage Corp.): As previously reported, on September 15, 2016, a purported securities class action was filed in the United States District Court for the District of Utah, entitled Zhang v. LifeVantage Corp., Case No. 2:16-cv-00965-BCW (D. Utah filed Sept. 15, 2016). In this action (later recaptioned as In re LifeVantage Corp. Securities Litigation), plaintiff alleged that the Company, its Chief Executive Officer and former Chief Financial Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder. On June 15, 2017, the Court granted defendants’ motion to dismiss the amended complaint, without prejudice, and permitted lead plaintiffs to file a motion for leave to file a second amended complaint. On September 18, 2017, the Court denied lead plaintiffs’ motion for leave to amend and entered final judgment in favor of LifeVantage and the other defendants and dismissed the case with prejudice. On October 17, 2017, the parties executed a stipulation whereby lead plaintiffs agreed not to take an appeal from the final judgment of dismissal in favor of defendants in exchange for mutual releases, without payment of any consideration by or on behalf of defendants. This case is now concluded.

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
On November 20, 2017, the Courts in In re LifeVantage Corp. Derivative Litigation and Hansen granted the stipulated motions to dismiss, and on December 12, 2017, the Court in Baker granted the stipulated motion to dismiss.On November 27, 2017, the Court in Inforzato ordered, pursuant to Rule 23.1(c) of the Federal Rules of Civil Procedure, that the parties give notice to shareholders of the voluntary dismissal without prejudice of the Inforzato action before the Inforzato action could be dismissed, which the Company provided on January 8, 2018. On April 5, 2018, the last remaining derivative lawsuit, the Inforzato action, was dismissed without prejudice.
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
Note 7 — Related Party Transactions
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major shareholder of the Company. During the nine months ended March 31, 2018, the Company paid $3.8 million to Real Salt Lake pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and product marketing expenses. Under the terms of this partnership, the Company paid to Real Salt Lake $1.2 million during the nine months ended March 31, 2017 and a total of $2.2 million during fiscal year 2017.
During fiscal 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company. In June 2017, the Company completed an acquisition of the assets of Dinng. The Company's Chief Marketing Officer, Ryan Goodwin, was the Founder, President and Creative Director of Dinng. During the nine months ended March 31, 2018, no payments were made by the Company to Dinng. During the nine months ended March 31, 2017, the Company paid $0.3 million to Dinng for services provided.
During the nine months ended March 31, 2018, the Company paid $2.1 million to Gig Economy Group ("GEG") for outsourced software application development services to the Company pursuant to an agreement entered into between the Company and GEG. During the nine months ended March 31, 2017, the Company paid $0.1 million to GEG for services provided. David Toole, who served as a member of the Company's board of directors until February 2, 2018, is a majority owner and an officer of GEG.
During the nine months ended March 31, 2017, Outhink Inc., a digital media and application development company, provided consulting services to the Company pursuant to an agreement for services dated October 20, 2016 between the Company and Outhink Inc. in the amount of $0.1 million. During the nine months ended March 31, 2018, no payments to Outhink Inc. were made by the Company. David Toole, who served as a member of the Company's board of directors until February 2, 2018, is a majority owner and serves as the Chief Executive Officer of Outhink Inc.
Note 8 — Subsequent Events
On May 4, 2018, the Company entered into a loan modification agreement, which amended the March 2016 Credit Facility. See Note 3 for a discussion on the terms of the amendment.

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
We have begun selling our products and attracting new independent distributors and preferred customers in several new markets since the beginning of our direct selling activities in 2009, including Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands and Germany. In addition, we sell our products in China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
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
Customers
Because we utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business is primarily based on the effectiveness of our independent distributors in selling our products and on our ability to attract new and retain existing independent distributors. Changes in our product sales typically are the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and preferred customers purchasing our products. The number of active independent distributors and preferred customers is, therefore, used by management as a key non-financial measure.
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

	Active Preferred Customers By Region
	As of March 31,
	2018		2017		Change from Prior Year	Percent Change
Americas	89,000	80.9%	89,000	80.2%	—	—%
Asia/Pacific & Europe	21,000	19.1%	22,000	19.8%	(1,000)	(4.5)%
	110,000	100.0%	111,000	100.0%	(1,000)	(0.9)%

	Active Independent Distributors By Region
	As of March 31,
	2018		2017		Change from Prior Year	Percent Change
Americas	45,000	71.4%	46,000	73.0%	(1,000)	(2.2)%
Asia/Pacific & Europe	18,000	28.6%	17,000	27.0%	1,000	5.9%
	63,000	100.0%	63,000	100.0%	—	—%
Results of Operations
Three and Nine Months ended March 31, 2018 compared to the Three and Nine Months ended March 31, 2017
Revenue. We generated net revenue of $50.6 million and $45.0 million during the three months ended March 31, 2018 and 2017, respectively. We generated net revenue of $149.2 million and $148.8 million during the nine months ended March 31, 2018 and 2017, respectively. Foreign currency fluctuations negatively impacted our revenue $0.8 million or 1.8% and $0.1 million or 0.1% during the three and nine months ended March 31, 2018, respectively.

Americas. The following table sets forth revenue for the three and nine months ended March 31, 2018 and 2017 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
United States	$35,585	$33,681	5.7%	$104,514	$107,834	(3.1)%
Other	2,441	698	249.7%	6,578	4,293	53.2%
Americas Total	$38,026	$34,379	10.6%	$111,092	$112,127	(0.9)%
Revenue in the Americas region for the three months ended March 31, 2018 increased $3.6 million or 10.6% from the prior year same period. Revenue in the United States increased due to our continued focus on providing a superior product offering to our customers and valuable training tools and technologies to our distributors. We continue to invest in our red carpet program, which is designed to attract and retain proven business leaders who will focus on new customer and distributor acquisition. We also realized revenue growth in Canada and Mexico due to the above mentioned initiatives as well as further expansion of our product lines in those markets, including the launch of Protandim® Nrf2 in Mexico during the current fiscal year.
Revenue in the Americas region for the nine months ended March 31, 2018 decreased $1.0 million or 0.9% from the prior year same period. Revenue in the United States decreased $3.3 million or 3.1%, following the completion of the independent review by the audit committee of our board of directors in December 2016, as policy changes were made to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. The internal and external disruptions caused by the audit committee review and associated policy changes also led to a decrease in our active distributors and preferred customers in the United States as compared to the prior year period, which contributed to the decreased current year revenues. Revenue in Canada and Mexico increased a total of $2.3 million or 53.2% due to an increase in our active preferred customers and distributors, further expansion of our product lines in those markets, and as a result of investment in the red carpet program in Mexico.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2018 and 2017 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
Japan	$10,064	$9,141	10.1%	$31,303	$29,246	7.0%
Hong Kong	375	286	31.1%	863	3,630	(76.2)%
Other	2,097	1,201	74.6%	5,913	3,845	53.8%
Asia/Pacific & Europe Total	$12,536	$10,628	18.0%	$38,079	$36,721	3.7%
Revenue in the Asia/Pacific & Europe region increased $1.9 million or 18.0% for the three months ended March 31, 2018 as compared to the prior year period. Revenue in the Asia/Pacific & Europe region was positively impacted approximately $0.7 million or 6.2% during the three months ended March 31, 2018, as compared to the prior year period, by foreign currency exchange rate fluctuations. The positive impact for the region for the three months ended March 31, 2018 primarily was due to the strengthening of the Japanese yen against the U.S. dollar, as compared to the prior year period, positively impacting our revenue in Japan by $0.5 million or 5.3%. On a constant currency basis, revenue in Japan increased 4.9% for the three months ended March 31, 2018, as compared to the prior year period. Additionally, revenue increased in Europe and Thailand as we continue to focus on growth in these regions. Specifically, revenue in Thailand increased as the result of the launch of our Protandim® Nrf2 product during the current fiscal year.
For the nine months ended March 31, 2018, revenue in the Asia/Pacific & Europe region increased by $1.4 million or 3.7% as compared to the prior year period. Revenue in the Asia/Pacific & Europe region was negatively impacted approximately $0.4 million or 1.1% during the nine months ended March 31, 2018, as compared to the prior year period, by foreign currency exchange rate fluctuations. The negative impact for the region for the nine months ended March 31, 2018 primarily was due to the weakening of the Japanese yen against the U.S. dollar, as compared to the prior year period, negatively impacting our revenue in Japan by $0.8 million or 2.6%. On a constant currency basis, revenue in Japan increased 9.6% for the nine months ended March 31, 2018, as compared to the prior year period. Revenue in Australia, Europe and Thailand also increased during the current year as a result of continued focus on our growth strategy in these regions.

For the nine months ended March 31, 2018, revenues in Hong Kong decreased significantly, as compared to the prior year periods, following the completion of the independent review conducted by the audit committee of our board of directors in December 2016, as policy changes were made to help ensure that our products are not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors.
We continue to focus on strengthening our core business, including the expansion of our product offering, investing in our red carpet program, and expanding our global footprint. These efforts include the development and enhancement of distributor tools, training aids and technology, the scientific research and development of new products, and entrance into new markets. During the nine months ended March 31, 2018, we launched business operations in Germany and held events for our independent distributors in the U.S., Canada, Japan and Europe. During April 2018, we expanded into Ireland, Austria, Italy, Belgium, France, New Zealand and the Dominican Republic, on a not-for-resale basis and we are targeting the launch of our Taiwan market in the coming months. We are investing in both internal and external technology tools that we expect will help our independent distributors grow their businesses and help us more efficiently operate our business and improve upon our internal processes. During the quarter ended March 31, 2018, we formally launched our mainland China business model which utilizes an e-commerce platform. We remain committed to pursuing growth in each of our markets and operating our business in accordance with our strengthened business practices.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2018 and 2017 was 82.4% and 81.7%, respectively. Our gross profit percentage for the nine months ended March 31, 2018 and 2017 was 82.0% and 83.5%, respectively.
As a percentage of total revenues, cost of sales for the three months ended March 31, 2018 decreased to 17.6% compared to 18.3% for the three months ended March 31, 2017. The decrease in cost of sales as a percentage of revenue is primarily due to decreased costs associated with inventory obsolescence and changes to our product sales mix.
As a percentage of total revenues, cost of sales for the nine months ended March 31, 2018 increased to 18.0% from 16.5% for the nine months ended March 31, 2017. The increase in cost of sales as a percentage of revenue is primarily due to changes to our product and geographic sales mix, the incorporation of free shipping on product bundle purchases, and to increased costs associated with the obsolescence, storage, handling and shipment of inventory.
Operating Expenses. Total operating expenses during the three months ended March 31, 2018 increased to $39.3 million or 77.8% of revenues as compared to operating expenses of $36.6 million or 81.2% of revenues during the three months ended March 31, 2017. Total operating expenses during the nine months ended March 31, 2018 decreased to $116.4 million or 78.0% of revenues as compared to operating expenses of $121.4 million or 81.5% of revenues during the nine months ended March 31, 2017. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2018 were $24.3 million or 48.1% of revenues as compared to commissions and incentives expenses of $22.8 million or 50.8% of revenues for the three months ended March 31, 2017. Commissions and incentives expenses during the nine months ended March 31, 2018 were $71.1 million or 47.7% of revenues as compared to commissions and incentives expenses of $72.7 million or 48.8% of revenues for the nine months ended March 31, 2017.
The decrease in commissions and incentives expenses as a percentage of revenues for the three and nine months ended March 31, 2018 as compared to the prior year periods is due to the refinement to promotion and incentive programs and initiatives and the timing of events and promotional periods. Distributor commissions as a percentage of commissionable revenues generated remained consistent during the comparable periods.
We expect commissions and incentives expenses to increase slightly as a percentage of revenue during the remainder of fiscal 2018 as we continue to invest in our red carpet program, which is designed to attract new distributor leaders, with some continued fluctuations caused by further refinements to and timing of compensation and incentive programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2018 were $15.0 million as compared to selling, general and administrative expenses of $13.7 million for the three months ended March 31, 2017. Selling, general and administrative expenses during the nine months ended March 31, 2018 were $45.2 million as compared to selling, general and administrative expenses of $48.7 million for the nine months ended March 31, 2017.
The increase in selling, general and administrative expenses during the three months ended March 31, 2018 compared to the prior year same period primarily was due to expenses associated with our US Elite Academy held during February 2018. During the prior year period, no large events where held in anticipation of the global convention held during April 2017.

Expenses associated with employee compensation and benefits also increased as we continue to align our internal resources with strategic initiatives.
The decrease in selling, general and administrative expenses during the nine months ended March 31, 2018 compared to the prior year same period was primarily due to decreased legal and accounting expenses associated with the independent review conducted by the audit committee of our board of directors, which was completed during December 2016. Additionally, expenses associated with professional services, executive transition costs and legal costs related to settled and dismissed cases decreased during the current year periods.
We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent for the remainder of the fiscal year as we execute on our strategic investments and initiatives.
Total Other Expense. During the three and nine months ended March 31, 2018, we recognized net other expenses of $0.1 million and $0.5 million, respectively, as compared to net other expenses of $0.2 million and $0.8 million for the three and nine months ended March 31, 2017, respectively. Total other expense for the three and nine months ended March 31, 2018 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Contractual interest expense:
2016 Term Loan	$80	$105	$264	$338
Amortization of deferred financing fees:
2016 Term Loan	3	4	10	10
Amortization of debt discount:
2016 Term Loan	5	4	15	14
Other	4	18	68	44
Total interest expense	$92	$131	$357	$406
Income Tax Expense. We recognized an income tax expense of $0.6 million and $2.8 million for the three and nine months ended March 31, 2018, respectively, as compared to income tax benefit of $1,000 and expense of $0.6 million for the three and nine months ended March 31, 2017, respectively.
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. This change in tax rate has been recognized as a discrete item during the second quarter of our current fiscal year 2018. Current taxes for fiscal 2018 are accounted for at a blended rate of 28%, and we have revalued our deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. We have incorporated the changes resulting from the 2017 Act in our tax related accounts in the year to date period ended March 31, 2018, which resulted in a significant increase to our year to date effective tax rate.
The effective tax rate was 26.8% and 50.1%, respectively, of pre-tax income during the three and nine months ended March 31, 2018, compared to (1.7)% and 29.1%, respectively, for the same prior year periods. The increase in the effective tax rates for the three and nine months ended March 31, 2018 is the result of the remeasurement of our deferred tax assets, pursuant to the 2017 act, leading to a reduction in the deferred tax balances of approximately $1.2 million which represents approximately 21.0% of the year to date effective tax rate. The increases associated with the deferred tax adjustments were partially offset due to the lower blended corporate tax rate for fiscal 2018.
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
As of March 31, 2018, our available liquidity was $14.0 million, which consisted of available cash and cash equivalents. This represents an increase of $2.5 million from the $11.5 million in cash and cash equivalents as of June 30, 2017.
During the nine months ended March 31, 2018, our net cash provided by operating activities was $7.8 million as compared to net cash provided by operating activities of $4.6 million during the nine months ended March 31, 2017.
During the nine months ended March 31, 2018, our net cash used in investing activities was $3.4 million, as a result of our investment in new technology assets and the purchase of fixed assets. During the nine months ended March 31, 2017, our net cash used in investing activities was $0.5 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2018 was $2.0 million as a result of our quarterly principal payments on the March 2016 Term Loan and the repurchase of company stock. Cash used in financing activities during the nine months ended March 31, 2017 was $2.8 million as a result of our quarterly principal payments on the March 2016 Term Loan and $1.4 million in stock compensation tax related adjustments made during the period.
At March 31, 2018 and June 30, 2017, the total amount of our foreign subsidiary cash was $3.4 million and $6.6 million, respectively. As a result of the corporate tax reform signed into law during December 2017, companies are required to pay a one-time repatriation tax on net un-taxed foreign unrepatriated earnings. Tax reform also enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we can repatriate cash from foreign subsidiaries without paying additional U.S. taxes. We completed an initial analysis of all foreign based earnings as of December 31, 2017, and we project an immaterial amount of additional income tax liabilities associated with the deemed repatriation provision due to our large foreign tax pool in Japan.
At March 31, 2018, we had working capital (current assets minus current liabilities) of $13.5 million, compared to working capital of $12.2 million at June 30, 2017. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The principal amount of the March 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If we borrow under the March 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On May 4, 2018, the Company entered into a loan modification agreement, which amended its March 2016 Credit Facility (“Amendment No. 1”). Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 (the “Maturity Date”) and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 1) was revised from a minimum of 1.50 to 1.00 to 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was increased from $5.0 million to $8.0 million. The funded debt to EBITDA ratio was replaced with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter. The minimum tangible net worth measure was removed from the financial covenants.
The March 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2018, we were in compliance with all applicable non-financial and restrictive covenants under the March 2016 Credit Facility, as amended.
The March 2016 Credit Facility, as amended, also contains various financial covenants that require us to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Specifically, we must:

•
Maintain a minimum fixed charge coverage ratio (as defined in the March 2016 Loan Agreement, as amended) of at least 1.25 to 1.00 at the end of each fiscal quarter, measured on a trailing twelve month basis;

•	Maintain minimum consolidated working capital (as defined in the March 2016 Loan Agreement, as amended) at the end of each fiscal quarter of at least $8.0 million; and

•
Maintain a ratio of total liabilities to tangible net worth (as defined in the March 2016 Loan Agreement, as amended) of not greater than 3.00 to 1.00 at the end of each quarter, measured on a trailing twelve month basis.

As of March 31, 2018, we were in compliance with all applicable financial covenants under the March 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$6,000	$2,000	$4,000	$—	$—
Interest on long-term debt obligations	565	302	263	—	—
Operating lease obligations	12,600	3,041	6,815	2,744	—
Other operating obligations (1)	6,782	6,782	—	—	—
Total	$25,947	$12,125	$11,078	$2,744	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
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

Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of March 31, 2018, our shipments of products sold totaling approximately $17.0 million were subject to the return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.4 million at March 31, 2018, compared with $0.4 million at June 30, 2017. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended March 31, 2018 and 2017, we recognized expenses of $0.3 million and $0.4 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the nine months ended March 31, 2018, approximately 29.9% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2018, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.7% decrease of our nine months ended March 31, 2018 revenue, in the amount of $4.0 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2017, filed on September 7, 2017 and “Part II. Item 1A - Risk Factors” in our quarterly report on Form 10-Q for the quarter ended December 31, 2017, filed on February 7, 2018. The risks and uncertainties described in such risk factors and elsewhere in this report, including the risk factor below, have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than the risk factor described below, as of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we are authorized to repurchase up to $5.0 million of our outstanding shares through November 27, 2020. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, under the pre-arranged repurchase plan would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended March 31, 2018, we repurchased 61,000 shares of our common stock on the open market at an aggregate purchase price of $0.2 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended March 31, 2018. All purchases listed below were made in the open market at prevailing market prices and pursuant to trading plans adopted by us pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$—
February 1 - February 28	60,549	4.10	60.549	4,500,000
March 1 - March 31	—	—	—	—
Total	60,549	$4.10	60.549	$4,500,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 4, 2018, the Company entered into a loan modification agreement, which amended the March 2016 Credit Facility (“Amendment No. 1”).
Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 (the “Maturity Date”) and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also amended certain financial covenants to (i) revise the minimum fixed charge coverage ratio (as defined in Amendment No. 1) from a minimum of 1.50 to 1.00 to a minimum of 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter, (ii) increase the minimum working capital from $5.0 million to $8.0 million, (iii) replace the funded debt to EBITDA ratio with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter and (iv) remove the minimum tangible net worth measure from the financial covenants.

The foregoing description of Amendment No. 1 does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of Amendment No. 1 which is filed as Exhibit 10.1 to this Quarterly on Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

2.1	Plan of Conversion, dated March 9, 2018	Exhibit 2.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Bylaws, effective March 9, 2018	Exhibit 3.2 to the Current Report on Form 8-K filed on March 13, 2018.

3.3	Certificate of Conversion as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.3 to the Current Report on Form 8-K filed on March 13, 2018.

3.4	Statement of Conversion as filed with the Colorado Secretary of State on March 9, 2018	Exhibit 3.4 to the Current Report on Form 8-K filed on March 13, 2018.

10.1	Amendment No. 1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2018; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

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

LIFEVANTAGE CORPORATION

Date:	May 9, 2018	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2018	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)