Form 10-K
period 2018-06-30
Lifevantage Corp
filed 2018-08-15
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2018

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

9785 S. Monroe, Ste 400, Sandy, Utah 84070
(Address of principal executive offices)

Registrant’s telephone number: (801) 432-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2017, the end of the registrant's second fiscal quarter, was approximately $67.6 million, based on a closing market price of $4.76 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 10, 2018 was 14,088,430 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2019 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2018.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to properly manage, motivate and retain our independent distributors or to attract new independent distributors on an ongoing basis;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Inability of new products and technological innovations to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Potential adverse effects on our business and stock price due to ineffective internal controls;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Inability to raise additional capital or complete desired acquisitions;

•	Dependence upon a few products for revenue;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our skin care products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Inability to build and integrate our new management team could harm our business;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock; and

•	Dilution of outstanding common shares may occur if holders of our existing options exercise their securities or upon future vesting of performance restricted stock units.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation (sometimes used herein, the "Company," "we," "us," "our," and similar terms) is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany and Taiwan. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products, including Protandim®, our line of scientifically-validated dietary supplements, TrueScience®, our line of anti-aging skin care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, PhysIQ™, our Smart Weight Management System and Omega+, our sustainable fish oil supplement.
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
On March 9, 2018, following approval by our stockholders at our 2018 Annual Meeting of Stockholders, we changed our state of incorporation from the State of Colorado to the State of Delaware pursuant to a plan of conversion. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of our common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
Fiscal Year 2018 Highlights
Technology Innovation
We released the LifeVantage app, which is available for download on iTunes and Google Play stores. This custom-developed platform is pioneering new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The app provides distributors with tools and communications that help simplify business activities, walk new distributors through starting their business, improve prospecting and close new clients and distributors.
Red Carpet Program
We implemented our Red Carpet program, which is designed to attract and incentivize experienced direct selling sales leaders who are in transition to join LifeVantage. We have seen a strong positive response to our Red Carpet program as evidenced by an increase in revenues. We have significantly increased leadership enrollments, improved retention and hope to see improved active distributor counts as a result of this program.
Vitality Stack
During our Elite Academy event in November 2017, we introduced the Vitality Stack, which is a combination of our activated essentials line, including our Protandim Nrf2, Protandim NRF1, Probio and our new Omega+ product, which is a comprehensive combination of omega-3s, omega-7 and vitamin D3 and was also launched at Elite Academy. This stack and additional stacks that we expect to release in the future will become the primary protocols to support the biohacking culture we are creating across the Company. We expect the Vitality Stack will increase our average order size. In January 2018, we launched Vitality Stack Packets, which combines the same activated essentials daily use products contained in the Vitality Stack, into packets for ease of use and improved portability.
Biohacking Culture

We have continued to develop our nutrigenomic story and the biohacking culture we have been building with distributors and customers. Biohacking is becoming the underlying message for our independent distributors, leveraging our core competencies and existing products, and is supporting our unique position in the market. We are focused on capitalizing on this trend by highlighting it across our communications with our independent distributors and in our marketing materials, and have additional marketing and media assets in development to promote this story.
ERP System
We implemented an upgrade to our corporate ERP system, deploying Microsoft Dynamics 365, which was completed on time and without disruption.
Global Expansion
To support our Greater China expansion strategy, we launched our Mainland China business model in February 2018. This is not a direct selling model, but rather an e-commerce model powered by in-country social marketers. This innovative model is on trend with the growth of e-commerce and social selling in China. Initiating this model in China gives us an opportunity to test this new method of marketing without any expected disruptions to our current markets. To further expand our footprint in Greater China, in June 2018, we opened for business in Taiwan. In addition, in September 2017, we opened for business in Germany.
Customer Acquisition
We rolled out our global customer acquisition program in April 2018. This is an initiative designed to expand the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables our distributors to leverage their international relationships outside of their home countries. The program initially launched in eight markets and we plan to continue exploring additional potential markets.
To further drive customer acquisition, we launched our Auto-Assigned Customer Program, which for the first time allows new customers to order directly through www.lifevantage.com without being required to go through a distributor on their initial order. After the initial order, these new customers are then assigned to distributors for ongoing support. This program will provide consumers easier access to our innovative products while providing referrals to our distributor force.
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

•
Our Products: We have a focus in nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We have developed quality, scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, Petandim™ for Dogs, and Omega+, our sustainable fish oil supplement. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria to support cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a patented blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the gene level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, and TrueScience® Hand Cream. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ Probio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin

D3 to support cognitive health, cardiovascular health, skin health, and the immune system. We believe our significant number of customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

•
Technology-Enabled Distributor Training and Resources: We are committed to providing our independent distributors with resources and training designed to increase productivity and increase their potential for success. We are dedicated to using technology to facilitate a streamlined approach for independent distributors to manage their businesses and sell our products. The LifeVantage app, which is available for download on iTunes and Google Play stores, is a custom-developed platform that provides new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The LifeVantage app was designed to allow users to conduct any aspect of their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom. In addition, we provide training materials and we encourage our independent distributors to participate in company-sponsored events, including conventions, promotions and incentives.

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

•
Our Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our system of independent distributors, work to generate long-term value for our shareholders and contribute to the broader public through charitable programs, including LifeVantage Legacy. In turn, we offer competitive compensation and direct their focus on the long-term goals of our independent distributors and shareholders.

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
Cellular antioxidant enzymes normally serve to maintain levels of ROS at those compatible with normal cell function. Important among these cellular antioxidant enzymes are superoxide dismutase and catalase. However, the levels of these protective antioxidant enzymes decrease with age and in a number of disease conditions. As we age, and the levels of antioxidant enzymes decrease, oxidative stress levels increase significantly, and our body is unable to maintain homeostasis relative to elevated ROS levels.
Oxidative stress is widely believed to be a key factor in many of the undesirable effects of aging because it promotes cell death. Additionally, high levels of oxidative stress have also been linked as a causative or associated factor in over 100 diseases.
Nrf2 Activation
Nuclear factor (erythroid-derived 2)-like 2, also known as NFE2L2 or Nrf2, is a transcription factor that in humans is encoded by the NFE2L2 gene. Nrf2 is the master regulator of the antioxidant response, which is important for the reduction of oxidative stress. Because Nrf2 is able to induce gene activity important in combating oxidative stress, thereby activating the body’s own protective response, it helps protect from a variety of complications related to oxidative stress.
Under normal or unstressed conditions, Nrf2 resides in the cytoplasm of the cell, outside the nucleus, and is targeted for degradation. When activated, Nrf2 is able to move into the nucleus where it promotes the expression of several hundred genes, including those that encode antioxidant enzymes as well as anti-inflammatory and stress response proteins.

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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated products under the Protandim®, TrueScience®, Petandim™ for Dogs, Axio®, PhysIQ™, and Omega+ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas through biohacking that help individuals feel, look and perform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
Product Overview
Product Stacking
A stack is multiple products bundled together designed to achieve a specific result. By studying the effects of nutrients and natural compounds, we have developed scientifically-backed nutrigenomics products that promote healthy aging on the cellular level. By stacking these products together, we have created a foundation for biohacking a healthier life.
The Vitality Stack is designed to provide a great foundation for wellness. It includes four of our nutrigenomics products that help support healthy organs, including the brain, heart, eyes, and other vitals. NRF1 Synergizer boosts mitochondrial function to help organs work efficiently and Nrf2 Synergizer protects those same cells from oxidative stress. Omega+ supports the cell membranes and receptors that improve the way the heart, blood, and genes function while providing the heart, eye, and brain the structural support they need. Probio provides an increased diversity of gut bacteria and beta glucans to support healthy immune function, nutrient production and balance and promote better gut-brain health. Vitality Stack is our premier product bundleand we also offer stacks for our PhysIQ™ and TrueScience® product lines.
Protandim® Nrf2 Synergizer
Protandim® Nrf2 Synergizer is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
Protandim® Nrf2 Synergizer combats oxidative stress by increasing the body’s natural antioxidant protection at the gene level. The unique blend of phytonutrients in Protandim® Nrf2 Synergizer signals the activation of Nrf2 to increase production of antioxidant enzymes, specifically superoxide dismutase and catalase, and other cell-protective gene products. The body's internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants such as Vitamin C, Vitamin E and Coenzyme Q-10. Unlike externally derived sources of antioxidants, these enzymes are “catalytic,” which means these enzymes are not used up upon neutralizing free radicals.
We hold multiple U.S. and international patents relating to Protandim® Nrf2 Synergizer. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line. We sell Protandim® Nrf2 Synergizer in three formulas.
Protandim® Nrf2 Synergizer has been, and is expected to continue to be, the subject of numerous independent scientific studies at various universities and research facilities including Ohio State University, Louisiana State University, University of Colorado Denver, Virginia Commonwealth University, Colorado State University, Texas Tech University and the National

Institute on Aging. The results of these studies have been published in a variety of peer-reviewed scientific journals, including Free Radical Biology & Medicine, Enzyme Research, Circulation-the scientific journal of the American Heart Association, American Journal of Physiology-Lung Cellular and Molecular Physiology, PLoS One, Journal of Dietary Supplements, Molecular Aspects of Medicine, Oxidative Medicine and Cell Longevity, Exercise & Sports Science Reviews, Clinical Pharmacology, the FASEB Journal, and the Journal of Applied Physiology.
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
Omega+
Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system.
PhysIQ™ Smart Weight Management System
We sell a full line of weight management products under our PhysIQ™ brand, which consists of:

•	PhysIQ™ Fat Burn: a supplement containing natural active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.

•	PhysIQ™ Probio: a supplement designed to support long-term gut health by restoring healthy gut bacteria to support digestive system health.

•	PhysIQ™ Cleanse: a supplement designed to stimulate healthy digestion and regularity and supports the cleansing of your digestive system.

•	PhysIQ™ Protein Shake: a combination of fast and slow release proteins designed to satisfy hunger and deliver amino acids to support quick recovery and improved muscle synthesis.

◦	PhysIQ™ Beauty: strawberry-flavored PhysIQ Protein shake add-on that works to support and maintain skin health.

◦	PhysIQ™ Curb: chocolate-flavored PhysIQ Protein shake add-on that helps to curb appetite.
LifeVantage TrueScience®
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:

•	TrueScience® Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping natural oils in the skin.

•	TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.

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

We received two composition patents for our LifeVantage TrueScience® skin care products, which were tested in an independent third-party clinical study and shown to reduce the visible signs of aging by utilizing Nrf2 technology to mitigate the visible effects of skin damage caused by oxidative stress. Our LifeVantage TrueScience® skin care products leverage our research on Nrf2 activation and oxidative stress.
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
Customers
We generally categorize our customers as independent distributors and customers.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2018 and 2017, we had approximately 63,000 and 64,000 active independent distributors, respectively.

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

•
Mobile Application: The LifeVantage app was designed to allow users to conduct any aspect of their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom.

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
Customers
Customers purchase products directly from us at our wholesale price on a monthly subscription basis for personal consumption, without the intent to resell or earn commissions from the sale of products. A customer may enroll as an independent distributor at any time if he or she becomes interested in reselling the product. We believe our customers are a great source of word-of-mouth advertising for our products. We also believe our large base of customers validates the benefits of our products, separate from the direct selling business opportunity.
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2018 and 2017, we had approximately 116,000 and 112,000 active customers, respectively.
Sales of Our Products
We accept orders for our products through our own website at www.lifevantage.com and through personalized websites we provide to our independent distributors, which we refer to as “Virtual Offices”. Orders placed through Virtual Offices and through our website are processed daily at our fulfillment centers, where orders are shipped directly to the consumer.
We offer toll-free numbers for our independent distributors and other customers to order product or ask questions. Our customer service representatives assist customers in placing orders through our web order processing system, answering questions, tracking packages, and initiating refunds. The customer service representatives receive extensive training about our products and our direct selling business model. Independent distributors and customers generally pay for products by credit card, prior to shipment, and as a result, we carry minimal accounts receivable.
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
Geographic Information
We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany and Taiwan. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal year 2018, revenue generated in the United States accounted for approximately 70% of our total revenue and revenue generated from Japan accounted for approximately 21% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2018		2017		2016
Americas	$151,609	74.6%	$150,841	75.6%	$158,291	76.6%
Asia/Pacific & Europe	51,595	25.4%	48,648	24.4%	48,249	23.4%
Total	$203,204	100.0%	$199,489	100.0%	$206,540	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 109 full-time employees as of June 30, 2018. We utilize our network of independent distributors located throughout the United States, Australia, Hong Kong, Japan, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany and Taiwan to market and sell our products. We also market our products in a number of countries to customers for personal consumption only. In addition, we market and sell our products in China through our e-commerce business model powered by in-country social marketers
Raw Materials and Manufacturing
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
Protandim® Nrf2 Synergizer is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting its formulations are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by many issued U.S. and select foreign patents to cover key markets around the world. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer formulation. The expected duration of our patent protection via granted patents for Protandim® Nrf2 Synergizer is at least through approximately March 2025 and we continue to research and file new composition and method patents in the U.S. for enhanced and improved product formulations that will extend our patent protection for a variety of product formulations and methods. During fiscal 2018, we received another composition patent for additional products within our LifeVantage TrueScience® line of skin care products. This patent expires in approximately February 2036.
We continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for our key brands consisting of Protandim®, LifeVantage®, and TrueScience® in many countries around the world, and we have pending trademark applications for these and other marks in many other countries. We anticipate seeking protection in other countries as we deem appropriate.
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
Nrf2 Activators
In the last few years we have seen the number of products marketed as Nrf2 activators increase. We anticipate the number of products that claim to activate Nrf2 will continue to increase as the technology becomes more popular and more broadly accepted.
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
Omega Fatty Acid Products
There are many companies that market Omega supplements, including Omega-3. Although Omega+ contains a unique combination of DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3, we anticipate additional companies will likely develop products that are competitive with Omega+.
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
The FDA Food Safety Modernization Act
The FDA Food Safety Modernization Act, or FSMA, was enacted in 2011 and is now part of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:

•	gives the FDA explicit authority to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death;

•	places strict obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded; and

•	provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.
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
Potential FDA and Other Regulation
We could become subject to additional laws or regulations administered by the FDA, FTC, or other federal, state, local or international regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In recent years, there also has been increased pressure in the United States to enhance regulation of cosmetics. In general, the regulatory environment is becoming more complex with increasingly strict regulations.
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
Employees
As of June 30, 2018 and 2017, we had 220 and 211 full-time employees, respectively. As of June 30, 2018, 175 of our full-time employees were based in the United States, 30 were based in Japan, nine were based in Thailand, four were based in Hong Kong and two were based in the Netherlands. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
Available Information
Our principal offices are located at 9785 S. Monroe Street, Suite 400, Sandy, UT 84070. Our telephone number is (801) 432-9000 and our fax number is (801) 880-0699. Our website address is www.lifevantage.com; however, information found on our website is not incorporated by reference into this report. Our website address is included in this annual report as an inactive textual reference only.
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
Motivating our independent distributors and providing them with appropriate resources, including technology, tools and training, are important to the growth and success of our business. From time to time, we face challenges in motivating and managing our independent distributors. For example, as we previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, the audit committee of our board of directors conducted an independent review related to the distribution of our products into countries outside the U.S. in which those products were not registered or that otherwise imposed stringent restrictions on our direct selling model, and the associated revenue and tax and other accruals associated with such sales. This independent review was initiated following internal reviews conducted by Company personnel and was further informed by the content of employee complaints. Actions we take from time to time to enforce our policies and procedures, may cause discord among some of our independent distributors. The loss of key distributors due to various factors including, but not limited to, voluntary termination or involuntary termination or suspension resulting from non-compliance with our policies and procedures, could distract our distributors and disrupt our business. For example, in the past, we have experienced discord among our leading independent distributors in Japan, which is a significant part of our business. If we fail to properly manage any discord among our leading independent distributors in Japan and other markets, we could lose additional leaders, including to competing direct selling companies, which could have a significant negative impact on our revenue. Further, from time to time, we are involved in legal proceedings with former distributors. Such legal proceedings can be a distraction to our active independent distributors and can be expensive, time-consuming and cause a disruption to our business. Our inability to properly manage these and other distractions may have a negative impact on our business.
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
We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom,

the Netherlands, Germany and Taiwan. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal 2018, we generated approximately 30% of our revenues from our international operations, most of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties which have resulted in adverse consequences to our business and financial results, including slower than anticipated growth, the closure of one of our markets (the Philippines) and disruption to our business as we implemented changes to our systems and distributor enrollment requirements as a result of the independent review conducted by our audit committee in 2016. Our business and financial results may also be negatively impacted if a particular market or new business model, such as our China e-commerce business model, is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ slightly in some countries due to the different legal requirements of each country in which we do business. In addition, as we have expanded internationally, some of our distributors have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. While we have taken steps to stop or restrict these sales from occurring, including through our distributor policies and procedures, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. If relevant regulatory authorities determined that any such activities are not compliant with all regulatory requirements, we could be subject to related fines, penalties and other assessments. Activities by our independent distributors that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business. In addition, violations by our independent distributors of our policies and procedures could reflect negatively on our products and operations and harm our business reputation. Further, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. In the past, we have had independent distributors investigated by government agencies for conduct violating the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent distributor's activities.
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
Although our product launch process may vary by market, we generally introduce new products to our independent distributors and customers through live cyber launches, limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent distributors and customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
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
Cyber security risks and the failure to maintain the integrity of data belonging to our company, employees, independent distributors and customers could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
We collect and retain large volumes of data relating to our business and from our employees, independent distributors and customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
We entered into a Financing Agreement in March 2016, which was subsequently amended in May 2018, that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $2 million. At the end of the fiscal year ended June 30, 2018, the principal amount owing under the credit facility was approximately $5.5 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
Global economic conditions continue to be challenging and unpredictable. A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent distributors, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenues are generated in Japan, strengthening of the U.S. Dollar versus the Japanese yen has had and could continue to have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
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
Although we generate revenue through the sale of our Petandim™ for Dogs, Axio®, PhysIQ™ and Omega+ products, we primarily rely on our Protandim® and LifeVantage TrueScience® product lines for our revenue, which collectively represent approximately 76.6% of our total revenues and each of which account for over 10% of our total revenues. We do not currently have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. If we are unable to sustain or increase the price or sales levels for the Protandim® and LifeVantage TrueScience® product lines, our business could be harmed.
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

Disruptions to transportation and other distribution channels for our products may adversely affect our margins and profitability.
We generally rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. In addition, for our China e-commerce business model, we rely on a third party to process transactions, fulfill orders, and manage logistic and money flows. Disruptions to the business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.
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
We are currently involved in various legal matters, both as a plaintiff and as defendant. While we believe the suits against us are without merit, they are costly to defend and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.
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
The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional support that we make to support the marketing of a dietary supplement is an impermissible drug claim, or is an unauthorized version of a “health claim.” The FDA or the FTC may also determine that a particular claim we make for our products is not substantiated. Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
In April 2017, we received a warning letter from the FDA alleging that information on our website contained impermissible drug claims relating to our Protandim® Nrf2 Synergizer product. We believe the letter from the FDA contained factual inaccuracies and we responded promptly to the FDA. The FDA subsequently concluded that the issues set forth in the warning letter have been fully resolved. We do not claim that any of our products prevent, diagnose, treat or cure any disease in any of our marketing materials or labeling and we proactively and consistently engage distinguished experts in FDA law and regulation to ensure our promotional materials and websites adhere to applicable requirements and restrictions. Nevertheless, in the future, we may receive similar warning letters from the FDA if it believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. FDA warning letters are available to the public on the FDA’s website. That information could negatively affect our relationships with our investors, independent distributors, vendors, and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. In recent years, there has been increased pressure in the United States and other markets to increase regulation of dietary supplements. New regulations, or new interpretations of those regulations, could impose additional restrictions, including requiring reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, additional adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly.
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
In May 2016, the FDA released a final rule updating the Nutrition Facts label for packaged foods and the Supplement Facts label for dietary supplements, with the objective to help consumers make better informed decisions. While the original compliance deadline for manufacturers of food and dietary supplements to use the new label was July 26, 2018, FDA recently extended the compliance deadline to January 1, 2020. Change and implementation of the new label may result in additional costs to our business.
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
As previously disclosed, in fiscal 2016, we were delinquent in the filing of our periodic reports with the SEC and, as a result, were not in compliance with the continued listing requirements of the Nasdaq Stock Market. Accordingly, we were subject to having our stock delisted from trading on Nasdaq though we later were successful in regaining compliance with the Nasdaq continued listing requirements. However, there can be no assurance that our common stock will not be subject to delisting by Nasdaq in the future. If our common stock were to be delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. In addition, if our common stock were to be delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
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
As of June 30, 2018, we had 14.1 million shares of common stock outstanding. As of June 30, 2018, we also had stock options outstanding for an aggregate of 0.7 million shares of common stock. Additionally, the future vesting of performance restricted stock units may further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the Financing Agreement we entered into in March 2016, as amended, in connection with our credit facility contains a customary covenant that restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is likely to be the sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Corporate Offices
During fiscal year 2014, we moved into our corporate headquarters located at 9785 South Monroe Street, Suite 400, Sandy, Utah 84070. The lease for our corporate headquarters is for a term of ten years commencing on February 10, 2014, with an option for us to terminate the lease in our discretion after seven years. The lease includes approximately 44,353 square feet with options to occupy additional space in the future if needed.
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The lease for the Tokyo, Japan property expires in July 2020.
Warehouse Facilities
Since fiscal year 2010, Visible Supply Chain Management (formerly IntegraCore, LLC) has provided fulfillment services to us, including services relating to procurement, warehousing, ordering, processing and shipping. We have also entered into arrangements to receive similar services in some of our international markets.
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
The table below sets forth, for the fiscal quarters indicated, the reported high and low prices of our common stock, as quoted on NASDAQ. Our fiscal year-end is June 30.

	Fiscal year
	2018		2017
	High	Low	High	Low
First Quarter	$5.23	$2.86	$15.97	$8.01
Second Quarter	$6.84	$4.25	$10.20	$6.43
Third Quarter	$4.95	$3.57	$8.34	$4.61
Fourth Quarter	$6.84	$3.20	$5.40	$3.70
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc., located in Golden, Colorado. As of June 30, 2018, we had 106 shareholders of record and 14.1 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2013 through June 30, 2018. The data shown assumes an investment on June 30, 2013 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2013	$100.00	$100.00	$100.00
June 30, 2014	$62.07	$131.17	$103.49
June 30, 2015	$22.84	$150.10	$76.05
June 30, 2016	$83.74	$147.58	$69.67
June 30, 2017	$26.66	$189.34	$86.30
June 30, 2018	$39.22	$234.02	$102.15
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the 2016 Credit Facility, as amended, contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
During the three months ended June 30, 2018, we withheld 41,858 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we are authorized to repurchase up to $5.0 million of our outstanding shares of common stock through November 27, 2020. The repurchase plan permits us to purchase shares of our common stock from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase plan, we may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, under the pre-arranged repurchase plan would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended June 30, 2018, we repurchased 0.2 million shares of our common stock on the open market at an aggregate purchase price of $1.0 million under this repurchase plan.
The following table provides information with respect to all purchases made by the Company during the three months ended June 30, 2018. All purchases listed below were made in the open market at prevailing market prices and pursuant to trading plans adopted by us pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$—
May 1 - May 31	71,900	$4.83	71,900	$4,152,949
June 1 - June 30	126,273	$5.17	126,273	$3,500,004
Total	198,173		198,173
Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.

ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP.
The consolidated statement of operations data for each of the fiscal years ended June 30, 2018, 2017 and 2016, and the consolidated balance sheet data as of June 30, 2018 and 2017, have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the fiscal years ended June 30, 2015 and 2014, and the consolidated balance sheet data as of June 30, 2016, 2015 and 2014, have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2018	2017	2016	2015	2014
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$203,204	$199,489	$206,540	$190,336	$213,968
Cost of sales	34,848	33,456	33,932	28,010	33,194
Gross profit	168,356	166,033	172,608	162,326	180,774
Operating expenses:
Commissions and incentives	98,193	96,662	103,120	91,074	104,525
Selling, general and administrative	59,840	64,922	56,074	57,353	56,801
Total operating expenses	158,033	161,584	159,194	148,427	161,326
Operating income	10,323	4,449	13,414	13,899	19,448
Other income (expense):
Interest expense	(456)	(570)	(3,321)	(3,087)	(3,177)
Other income (expense), net	(319)	(969)	(1,409)	(159)	384
Total other expense	(775)	(1,539)	(4,730)	(3,246)	(2,793)
Income before income taxes	9,548	2,910	8,684	10,653	16,655
Income tax expense	(3,787)	(1,302)	(2,578)	(3,528)	(5,857)
Net income	$5,761	$1,608	$6,106	$7,125	$10,798
Net income per share:
Basic	$0.41	$0.12	$0.44	$0.51	$0.71
Diluted	$0.41	$0.11	$0.42	$0.50	$0.68
Weighed-average shares outstanding:
Basic	13,992	13,881	13,730	13,899	15,113
Diluted	14,136	14,118	14,531	14,150	15,943

	As of June 30,
	2018	2017	2016	2015	2014
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,652	$11,458	$7,883	$13,905	$20,387
Working capital	15,133	12,191	12,484	3,259	16,414
Total assets	51,142	45,249	50,855	40,065	51,826
Current liabilities	23,805	23,355	30,628	27,663	23,539
Long-term debt, net of unamortized discount	3,412	5,440	7,409	8,533	23,720
Total liabilities	29,195	30,722	40,206	38,259	49,493
Total stockholders' equity	21,947	14,527	10,649	1,806	2,333

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company focused on bio-hacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
Our revenue depends on the number and productivity of our independent distributors and the number of our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System and Omega+, our sustainable fish oil supplement;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany and Taiwan. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Our Products
Our products are the Protandim® product line, the TrueScience® anti-aging skin care line, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, Petandim™ for Dogs, and Omega+, our sustainable fish oil supplement. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the gene level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Micro-Lift Serum and TrueScience® Hand Cream. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ Probio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. The following table shows revenues by major product line for the fiscal years ended June 30, 2018, 2017 and 2016.

	Years ended June 30,
	2018		2017		2016
Protandim® product line	$133,923	65.9%	$130,873	65.6%	$128,019	62.0%
TrueScience® product line	21,665	10.7%	24,440	12.3%	32,914	15.9%
Other	47,616	23.4%	44,176	22.1%	45,607	22.1%
Total	$203,204	100.0%	$199,489	100.0%	$206,540	100.0%

Our revenues are largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenues for each of the fiscal years ended June 30, 2018, 2017 and 2016. On a combined basis, these products represent approximately 76.6%, 77.9% and 77.9% of our worldwide net revenues for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and customers.
Customers
Because we primarily utilize a direct selling model for the distribution of our products, the success and growth of our business depends in large part on the effectiveness of our independent distributors in selling our products and on our ability to attract new and retain existing independent distributors. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and customers purchasing our products. The number of active independent distributors and customers is, therefore, used by management as a key non-financial measure.
The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active customers those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	Active Customers By Region
	As of June 30,
	2018		2017		Change from Prior Year	% Change
Americas	94,000	81.0%	90,000	80.4%	4,000	4.4%
Asia/Pacific & Europe	22,000	19.0%	22,000	19.6%	—	—%
	116,000	100.0%	112,000	100.0%	4,000	3.6%

	Active Independent Distributors By Region
	As of June 30,
	2018		2017		Change from Prior Year	% Change
Americas	45,000	71.4%	47,000	73.4%	(2,000)	(4.3)%
Asia/Pacific & Europe	18,000	28.6%	17,000	26.6%	1,000	5.9%
	63,000	100.0%	64,000	100.0%	(1,000)	(1.6)%
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

	For the fiscal years ended June 30,
	2018		2017		2016
Americas	$151,609	74.6%	$150,841	75.6%	$158,291	76.6%
Asia/Pacific & Europe	51,595	25.4%	48,648	24.4%	48,249	23.4%
Total	$203,204	100.0%	$199,489	100.0%	$206,540	100.0%

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
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on sales materials, which are sold to our independent distributors. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenues derived from the sales of marketing materials, event tickets, and promotional items, investment in our Red Carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses.
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
Results of Operations
For the fiscal years ended June 30, 2018, 2017 and 2016, we generated net revenues of $203.2 million, $199.5 million and $206.5 million, respectively, recognized operating profit of $10.3 million, $4.4 million and $13.4 million, respectively, and recognized net income of $5.8 million, $1.6 million and $6.1 million, respectively.

The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the fiscal years ended June 30,
	2018	2017	2016

Revenue, net	100.0%	100.0%	100.0%
Cost of sales	17.1	16.8	16.4
Gross profit	82.9	83.2	83.6
Operating expenses:
Commissions and incentives	48.3	48.5	49.9
Selling, general and administrative	29.4	32.5	27.1
Total operating expenses	77.7	81.0	77.0
Operating income	5.2	2.2	6.6
Other expense:
Interest expense	(0.2)	(0.3)	(1.6)
Other expense, net	(0.2)	(0.5)	(0.7)
Total other expense	(0.4)	(0.8)	(2.3)
Income before income taxes	4.8	1.4	4.3
Income tax expense	(1.9)	(0.7)	(1.2)
Net income	2.9%	0.7%	3.1%
Comparison of Fiscal Years Ended June 30, 2018 and 2017
Revenue, net. We generated net revenue of $203.2 million and $199.5 million during the fiscal years ended June 30, 2018 and 2017, respectively. Foreign currency fluctuations positively impacted our net revenue $0.2 million or 0.1%. The overall increase in sales of $3.7 million in fiscal 2018 primarily was due to increases in revenue generated in our international markets, most notably in Japan, Mexico, Canada and Europe. These increases were partially offset by revenue decreases in the United States and Hong Kong markets due to the remediation steps taken as a result of the 2016 audit committee review regarding international distribution of our products.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2018 and 2017 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2018	2017	% change
United States	$142,452	$144,842	(1.7)%
Other	9,157	5,999	52.6%
Americas Total	$151,609	$150,841	0.5%
Revenue in the Americas region for the fiscal year ended June 30, 2018 increased $0.8 million, or 0.5%, compared to the prior year. We realized considerable increases in revenue in Canada and Mexico during fiscal 2018 as a result of increases in both active customers and distributors in both markets, along with the introduction of new products in both markets, including the launch of our Protandim® Nrf2 product in Mexico. These increases were partially offset by a decrease in revenue in the United States due mainly to the impact of the 2016 audit committee review that was completed during the prior year. We also noted increases in average order sizes during fiscal 2018 as a result of our product bundling and Vitality Stack launches during the year.

Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2018 and 2017 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2018	2017	% change
Japan	$41,843	$39,390	6.2%
Other	9,752	9,258	5.3%
Asia/Pacific & Europe Total	$51,595	$48,648	6.1%
Revenue in the region for the fiscal year ended June 30, 2018 was negatively impacted approximately $0.1 million, or 0.2%, by foreign currency exchange rate fluctuations.
Revenue in Japan increased by 6.2% as compared to the prior year as a result of increased sales and marketing efforts and new leadership in the market. Local currency revenue in Japan increased 7.6% in fiscal 2018 compared to fiscal 2017. During the fiscal year ended June 30, 2018 the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $0.6 million or 1.5%.
Our sales and marketing efforts continue to be directed toward building our worldwide sales. During the second half of fiscal year 2018 we saw both sequential and year over year increases in revenue, which we believe relates to the growth initiatives launched earlier in the year. During fiscal 2018, we launched the new LifeVantage App that leverages mobile, artificial intelligence and machine learning to help distributors with their daily efforts to recruit new customers. We also launched new products during fiscal 2018, including our Omega+ supplement and TrueScience® hand cream and expanded our product offerings in our international markets, including the official launch of our Protandim® Nrf2 supplement in Mexico. These product launches contributed to the increased revenue in fiscal 2018 and we expect continued increases in revenues from these products in the future. We expanded geographically during fiscal 2018 by launching Germany during our first fiscal quarter of 2018 and launching our e-commerce model in China during our third fiscal quarter of 2018. During April 2018, we further expanded our footprint in Europe by opening up 5 new countries on a not-for-resale basis and in June 2018, we launched our Taiwan market.
We expect increased revenue in the Americas region as we focus on our growth initiatives, specifically, utilizing our Red Carpet program to recruit experienced industry leaders who are in transition, the development and expansion of new distributor tools, training and technology and the continued scientific research and development of new products. We expect revenue in the Asia/Pacific and Europe region to increase as a result of the recent market launches, planned future expansion into new markets, the continued refinement of our sales and marketing efforts, including the continued international expansion of our product lines, the strengthening of our international management team and creating alignment among all of our markets.
Gross Margin. Cost of sales were $34.8 million for the fiscal year ended June 30, 2018, and $33.5 million for the fiscal year ended June 30, 2017, resulting in a gross margin of $168.4 million, or 82.9%, and $166.0 million, or 83.2%, respectively. The decrease in gross margin as a percent of revenues in fiscal 2018 relative to fiscal 2017 was primarily due to geographic and product sales mix during the year due to geographic expansion and the continued global roll out of our products. Costs of sales were benefited in fiscal 2018 due to the adjustment of transfer pricing related import estimates and accruals and the impact of price increases made during our third fiscal quarter. We expect the gross margin percentage to be in the 82-84% range for the foreseeable future based on our expected inventory and manufacturing related costs and product sales mix. Economic conditions and changes in the supply of raw materials, new products with differing raw material cost basis, and additional manufacturing process costs could impact our gross margins in the future.
Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2018 were $158.0 million as compared to operating expenses of $161.6 million for the fiscal year ended June 30, 2017. Operating expenses consist of commissions and incentives expenses and selling, general and administrative expenses. Operating expenses as a percentage of revenue decreased to 77.7% for the fiscal year ended June 30, 2018 from 81.0% for the fiscal year ended June 30, 2017.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2018 were $98.2 million or 48.3% of revenue compared to $96.7 million or 48.5% of revenue for the fiscal year ended June 30, 2017. The increase in total expense of $1.5 million in fiscal 2018 was primarily due to increased investments made in our Red Carpet program to attract and retain new distributor leaders. As a percentage of revenue, commissions and incentives expenses decreased by 0.2% in fiscal 2018. The decrease was primarily driven by the timing and number of promotional and incentive activities and continued refinements made to our commission and incentive programs during fiscal 2018 to better align the programs with current growth and expansion initiatives. We expect commissions and incentives expenses to remain relatively stable as a percentage of net sales, with some fluctuations caused by changes to compensation and incentive programs and initiatives and strategic investing in our Red Carpet program.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2018 were $59.8 million or 29.4% of revenue compared to $64.9 million or 32.5% of revenue for the fiscal year ended June 30, 2017. The decrease of $5.1 million was primarily due to the significant legal and accounting expenses incurred during the prior year associated with the 2016 independent review conducted by the audit committee of our board of directors. Additionally, event expenses decreased due to one fewer event held during fiscal 2018. We expect selling, general and administrative expenses, as a percent of revenue, to remain relatively consistent with fiscal 2018 as we continue to refine our strategic initiatives and coordinate our spending with sales trends and geographic expansion.
Primary factors that may cause our selling, general and administrative expenses to fluctuate in the future include changes in the number of employees, the timing and number of events we hold, marketing and branding initiatives and costs related to legal matters, if and as they arise. A fluctuation in our stock price may also impact our share-based compensation expense recorded for liability classified awards and equity awards made in future years.
Other Expense, Net. We recognized other expense for the fiscal year ended June 30, 2018 of $0.8 million as compared to $1.5 million for the fiscal year ended June 30, 2017. The decrease of $0.8 million was due to a decrease of $0.1 million in interest expense related to the reduction in the outstanding balance on our term loan during the year and a decrease of $0.7 million in other expenses related to decreased foreign exchange losses and the write-off of intangible assets during fiscal 2017.
The following table sets forth interest expense for the fiscal years ended June 30, 2018 and 2017 (in thousands):

	For the fiscal years ended June 30,
	2018	2017
Contractual interest expense:
2016 Term Loan	$346	$439
Amortization of deferred financing fees:
2016 Term Loan	11	12
Amortization of debt discount:
2016 Term Loan	21	19
Other	78	100
Total interest expense	$456	$570
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2018 was $3.8 million as compared to income tax expense of $1.3 million for the fiscal year ended June 30, 2017.
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. This change in tax rate has been recognized in our current fiscal year 2018 expense. Current taxes for fiscal 2018 are accounted for at a blended rate of 28%, and we have revalued our deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. The incorporation of the changes resulting from the 2017 Tax Act in our tax related accounts during fiscal 2018 resulted in a significant increase to our year to date effective tax rate due to the revaluation of our deferred tax accounts.
Our provision for income taxes for the fiscal year ended June 30, 2018 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2018 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2018 increased to $5.8 million compared to $1.6 million for the fiscal year ended June 30, 2017.
Comparison of Fiscal Years Ended June 30, 2017 and 2016
Revenue, net. We generated net revenue of $199.5 million and $206.5 million during the fiscal years ended June 30, 2017 and 2016, respectively. The overall decrease in sales of $7.0 million in fiscal 2017 primarily was due to decreases in revenue in our United States and Hong Kong markets. During fiscal 2017, we took steps, following the completion of the 2016 independent review conducted by the audit committee of our board of directors, to help ensure that our products were not distributed or sold into countries without complying with applicable customs, tax and other regulatory requirements and to appropriately verify the residency of individuals who want to become our independent distributors. During the fiscal years ended June 30, 2017 and 2016, we estimated that approximately $3.0 million and $17.3 million in net revenue, respectively, related to sales of our products to independent distributors who may have carried or shipped such products into countries in which our products are not registered or that otherwise impose stringent restrictions on our direct selling model.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2017 and 2016 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2017	2016	% change
United States	$144,842	$152,830	(5.2)%
Other	5,999	5,461	9.9%
Americas Total	$150,841	$158,291	(4.7)%
Revenue in the Americas region for the fiscal year ended June 30, 2017 decreased $7.5 million or 4.7% compared to the prior year. The decrease in revenue during the fiscal year ended June 30, 2017 was due to a decrease in the number of active distributors of 4.1% and a decrease in the number of customers of 5.3%. The more restrictive policies that we implemented in connection with the 2016 audit committee review also contributed to the decline in revenue.
Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2017 and 2016 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2017	2016	% change
Japan	$39,390	$36,343	8.4%
Hong Kong	3,852	7,964	(51.6)%
Other	5,406	3,942	37.1%
Asia/Pacific & Europe Total	$48,648	$48,249	0.8%
Revenue in the region for the fiscal year ended June 30, 2017 was positively impacted approximately $2.5 million, or 5.3%, by foreign currency exchange rate fluctuations.
Local currency revenue in Japan increased 1.3% in fiscal 2017 compared to fiscal 2016. During the fiscal year ended June 30, 2017, the Japanese yen, on average, continued to strengthen against the U.S. Dollar, positively impacting our revenue in this market by $2.5 million or 6.9%. The more restrictive policies that we implemented in connection with the 2016 audit committee review as disclosed previously contributed to the decline in revenue in Hong Kong.
Gross Margin. Cost of sales were $33.5 million for the fiscal year ended June 30, 2017, and $33.9 million for the fiscal year ended June 30, 2016, resulting in a gross margin of $166.0 million, or 83.2%, and $172.6 million, or 83.6%, respectively. The decrease in gross margin as a percentage of revenues primarily was due to increased costs associated with the obsolescence, storage, handling and shipment of inventory.
Operating Expenses. Total operating expenses for the fiscal year ended June 30, 2017 were $161.6 million as compared to operating expenses of $159.2 million for the fiscal year ended June 30, 2016. Operating expenses as a percentage of revenue increased to 81.0% for the fiscal year ended June 30, 2017 from 77.0% for the fiscal year ended June 30, 2016.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2017 were $96.7 million or 48.5% of revenue compared to $103.1 million or 49.9% of revenue for the fiscal year ended June 30, 2016. The decrease in expense of $6.5 million in fiscal year 2017 primarily was due to the overall decrease in sales. As a percentage of revenue, commissions and incentives expenses decreased by 1.4% in fiscal year 2017. The decrease was primarily driven by refinements made to our commission and incentive programs during fiscal 2017 to align the programs with current growth and expansion initiatives.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2017 were $64.9 million compared to $56.1 million for the fiscal year ended June 30, 2016. The increase of $8.8 million primarily was due to increased legal and accounting expenses associated with the 2016 independent review conducted by the audit committee, which was completed during the quarter ended December 31, 2016. Additionally, expenses increased due to increased event expenses and increased expenses associated with employee salaries, benefits, stock compensation and travel as a result of executive turnover and increased head count compared to the prior year period.
Other Expense, Net. We recognized other expense for the fiscal year ended June 30, 2017 of $1.5 million as compared to $4.7 million for the fiscal year ended June 30, 2016. The decrease of $3.2 million was due to a decrease of $2.8 million in interest expense related to the write-off of debt transaction costs pursuant to the debt refinance completed during the prior year and a decrease of $0.4 million in other expenses related to the disposal of fixed assets recorded during fiscal 2016 partially offset by write-off of intangible assets during fiscal 2017.
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2017 was $1.3 million as compared to $2.6 million for the fiscal year ended June 30, 2016. Our provision for income taxes for the fiscal year ended June 30, 2017 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2017 income which was partially offset by tax benefits related to a deduction for domestic production activities and benefits related to foreign tax rate differences as we established a permanent reinvestment assertion during fiscal 2016.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2017 decreased to $1.6 million compared to $6.1 million for the fiscal year ended June 30, 2016.
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
At June 30, 2018, our cash and cash equivalents were $16.7 million. This represented an increase of $5.2 million from the $11.5 million in cash and cash equivalents as of June 30, 2017.
During the fiscal year ended June 30, 2018, our net cash provided by operating activities was $13.3 million as compared to net cash provided by operating activities of $6.6 million during the fiscal year ended June 30, 2017. The increase in cash provided by operating activities during the fiscal year ended June 30, 2018 primarily was due to an increase in net income and a decrease in cash used for payables, partially offset by inventory decreasing at a slower rate than the prior year.
During the fiscal year ended June 30, 2018, our net cash used in investing activities was $4.6 million, due to our investment in new technology and the purchase of fixed assets. During the fiscal year ended June 30, 2017, our net cash used in investing activities was $1.1 million, due to the purchase of fixed assets.
Cash used in financing activities during the fiscal year ended June 30, 2018 was $3.5 million primarily as a result of our quarterly principal payments on the 2016 Term Loan, as amended, and our repurchase of shares of our common stock. Cash used in financing activities during the fiscal year ended June 30, 2017 was $2.0 million as a result of principal payments on the 2016 Term Loan.
At June 30, 2018 and 2017, the total amount of our foreign subsidiary cash was $4.3 million and $6.6 million, respectively. As a result of the 2017 Tax Act, companies are required to pay a one-time deemed repatriation tax on net un-taxed foreign unrepatriated earnings. Companies are able to offset this deemed repatriation tax with previously unused foreign tax credits. The 2017 Tax Act also enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we can repatriate cash from foreign subsidiaries without paying additional U.S. federal income taxes. Foreign withholding taxes on dividend income and potential state taxes are still in effect. We completed our analysis of all foreign based earnings as of June 30, 2018, and do not expect any additional income tax liabilities associated with the deemed repatriation provision due to our large foreign tax pool in Japan.
At June 30, 2018, we had working capital (current assets minus current liabilities) of $15.1 million compared to working capital of $12.2 million at June 30, 2017. The increase in working capital primarily was due to an increase in cash and a decrease in accounts payable, partially offset by a decrease in inventory. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and, as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt or equity markets and repurchase our equity securities without prior approval from the lender. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") to refinance our outstanding debt. In connection with the 2016 Loan Agreement and on the same date, we entered into a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the 2016 Security Agreement, the "2016 Credit Facility").
The principal amount of the 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If we borrow under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On May 4, 2018, we entered into a loan modification agreement, which amended the 2016 Credit Facility (“Amendment No. 1”). Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 1) was revised from a minimum of 1.50 to 1.00 to 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was increased from $5.0 million to $8.0 million. The funded debt to EBITDA ratio was replaced with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter. The minimum tangible net worth measure was removed from the financial covenants.
Loans outstanding under the 2016 Credit Facility, as amended, may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the 2016 Revolving Loan, as amended, exceeds $2.0 million, we must prepay an amount equal to such excess. Any principal amount of the 2016 Term Loan, as amended, which is prepaid or repaid may not be re-borrowed.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of June 30, 2018, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
The 2016 Credit Facility, as amended, also contains various financial covenants that require us to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Specifically, we must:

•
Maintain a minimum fixed charge coverage ratio (as defined in the 2016 Loan Agreement, as amended) of at least 1.25 to 1.00 at the end of each fiscal quarter, measured on a trailing twelve month basis;

•	Maintain minimum consolidated working capital (as defined in the 2016 Loan Agreement, as amended) at the end of each fiscal quarter of at least $8.0 million; and

•
Maintain a ratio of total liabilities to tangible net worth (as defined in the 2016 Loan Agreement, as amended) of not greater than 3.00 to 1.00 at the end of each quarter, measured on a trailing twelve month basis.

As of June 30, 2018, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.

Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$5,500	$2,000	$3,500	$—	$—
Interest on long-term debt obligations	479	274	205	—	—
Operating lease obligations	11,011	2,815	5,805	2,391	—
Other operating obligations (1)	9,466	9,466	—	—	—
Total	$26,456	$14,555	$9,510	$2,391	$—

(1)	Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments, and purchases of inventory.
Off-Balance Sheet Arrangements
At June 30, 2018 and 2017, we had no off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2018, our shipments of products sold totaling approximately $18.4 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.4 million at June 30, 2018, compared with $0.4 million at June 30, 2017. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the fiscal years ended June 30, 2018 and 2017, we recognized expenses of $1.4 million and $1.3 million, respectively, related to obsolete and slow-moving inventory.

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
Foreign Currency Risk
During the fiscal year ended June 30, 2018, approximately 30% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2018, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.7% decrease of our 2018 fiscal year revenue, in the amount of $5.5 million.

Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2018				Year ended June 30, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan	110.94	112.89	108.33	109.12	102.40	109.38	113.72	111.10
Australia	1.27	1.30	1.27	1.32	1.32	1.34	1.32	1.33
Hong Kong	7.82	7.81	7.83	7.85	7.76	7.76	7.76	7.79
Mexico	17.82	18.99	18.73	19.40	18.76	19.88	20.32	18.57
Canada	1.25	1.27	1.26	1.29	1.30	1.34	1.32	1.35
Thailand	33.44	32.99	31.63	31.99	34.92	35.48	35.21	34.39
Europe	0.85	0.85	0.81	0.84	0.90	0.93	0.94	0.91
Taiwan	30.26	30.13	29.32	29.80	31.67	31.74	31.04	30.22
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2018.
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
Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2018.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2018.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2019 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are being filed as part of this report:
Financial Statements
See the information beginning on page F-1 of this report.

Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

2.1	Plan of Conversion, dated March 9, 2018	Exhibit to 2.1 to Form 8-K filed on March 13, 2018.

3.1	Certificate of Incorporation	Exhibit to 3.1 to Form 8-K filed on March 13, 2018.

3.2	Bylaws	Exhibit to 3.2 to Form 8-K filed on March 13, 2018.

3.3	Certificate of Conversion as filed with the Delaware Secretary of State on March 9, 2018	Exhibit to 3.3 to Form 8-K filed on March 13, 2018.

3.4	Statement of Conversion as filed with the Colorado Secretary of State of March 9, 2018	Exhibit to 3.4 to Form 8-K filed on March 13, 2018.

4.1	Form of Warrant issued in connection with November 2009 Financing	Exhibit 4.2 to Form 8-K filed on November 18, 2009.

4.2	Amendment to Debentures and Warrants, dated as of December 11, 2009	Exhibit 4.3 to Form 10-Q for the fiscal quarter ended December 31, 2010 filed on February 16, 2010.

4.3	Form of Restated Warrant issued pursuant to Amended and Restated Securities Purchase Agreement dated December 11, 2009	Exhibit 4.5 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

4.4	Form of Restated Common Stock Purchase Warrant issued on each of December 31, 2009, January 20, 2010, February 4, 2010 and February 26, 2010	Exhibit 4.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

4.5	Form of LifeVantage Corporation Amendment to Warrant	Exhibit (a)(1)(ii) to Schedule TO filed on November 29, 2011.

4.6	Form of Common Stock Certificate	Exhibit to 4.1 to Form 8-K filed on March 13, 2018.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.3	Form of Securities Purchase Agreement entered into in connection with November 2009 Financing	Exhibit 10.1 to Form 8-K filed on November 18, 2009.

10.4	Form of Amended and Restated Securities Purchase Agreement originally dated December 11, 2009	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2009 filed on February 16, 2010.

10.5	Amended and Restated Securities Purchase Agreement dated December 31, 2009, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.6	Amended and Restated Securities Purchase Agreement dated January 20, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.7	Amended and Restated Securities Purchase Agreement dated February 4, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.8	Amended and Restated Securities Purchase Agreement dated February 26, 2010, among LifeVantage Corporation and the purchaser parties thereto	Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2010 filed on May 14, 2010.

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on October 6, 2014.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.11#	LifeVantage Corporation FY2015 Annual Incentive Plan	Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.12#	LifeVantage Corporation FY2015 Sales Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.13#	LifeVantage Corporation Performance Incentive Plan	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.14#	LifeVantage Corporation FY2016 Annual Incentive Plan	Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.15#	LifeVantage Corporation FY2016 Sales Incentive Plan	Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.16#	LifeVantage Corporation FY2017 Annual Incentive Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.17#	LifeVantage Corporation FY2017 Sales Incentive Plan	Exhibit 10.17 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.18#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.19#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.20#	Form of Performance Unit Agreement - FY2016 through FY2018	Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.21#	Form of Performance Unit Agreement - FY2017 through FY2019	Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.22#	Separation Agreement and General Release between LifeVantage Corporation and Douglas C. Robinson effective February 13, 2015	Exhibit 10.1 to Form 8-K filed on February 20, 2015.

10.23#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.24#	Separation Agreement and General Release between LifeVantage Corporation and David Colbert effective July 3, 2015	Exhibit 10.25 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.25#	Separation Agreement and General Release between LifeVantage Corporation and Rob Cutler effective May 8, 2015	Exhibit 10.28 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.26	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.27	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.28	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.29*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.30*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.1 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.31*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.32*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.33*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.34#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

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
Exhibit 10.39 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.37	Form of Director and Officer Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.38	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.39	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.40#	Amended and Restated Employment Agreement, dated December 6, 2016, by and between Darren Jensen and LifeVantage Corporation	Exhibit 99.2 to Form 8-K filed on December 12, 2016.

10.41#	Service Agreement, dated January 18, 2017, by and between Cerius Interim Executive Solutions and LifeVantage Corporation	Exhibit 10.1 to Form 8-K filed on January 18, 2017.

10.42#	Separation Agreement and General Release between Robert Urban and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2016 filed on February 8, 2017.

10.43#	Offer Letter by and between Charles J. Wach and LifeVantage Corporation dated February 22, 2017	Exhibit 10.1 to Form 8-K filed on March 9, 2017.

10.44#	Key Employee Benefits Package by and between Charles J. Wach and LifeVantage Corporation dated February 27, 2017	Exhibit 10.2 to Form 8-K filed on March 9, 2017.

10.45#	Separation Agreement and General Release between Mark Jaggi and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.46#	Offer Letter, by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.47#	Key Employee Benefits Package by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.48#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Exhibit 10.1 to the Form 8-K filed on February 7, 2018

10.49#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.50#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.52	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
21.1	List of Subsidiaries	Exhibit 21.1 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

23.1	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
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

LIFEVANTAGE CORPORATION

By:	/s/ Darren Jensen
Darren Jensen
President and Chief Executive Officer
Date:	August 15, 2018
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

Signature	Date	Title

/s/ Darren Jensen	August 15, 2018	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Steven R. Fife	August 15, 2018	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven R. Fife

/s/ Garry Mauro	August 15, 2018	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	August 15, 2018	Director
Michael A. Beindorff

/s/ Raymond B. Greer	August 15, 2018	Director
Raymond B. Greer

/s/ Vinayak R. Hedge	August 15, 2018	Director
Vinayak R. Hedge

/s/ Darwin K. Lewis	August 15, 2018	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 15, 2018, expressed an unqualified opinion.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company's auditor since 2016.
Salt Lake City, Utah
August 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on Internal Control over Financial Reporting
We have audited LifeVantage Corporation and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated August 15, 2018, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WSRP, LLC
Salt Lake City, Utah
August 15, 2018

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$16,652	$11,458
Accounts receivable	2,067	1,334
Income tax receivable	451	913
Inventory, net	13,627	16,575
Prepaid expenses and deposits	6,141	5,266
Total current assets	38,938	35,546

Property and equipment, net	6,587	3,127
Intangible assets, net	1,115	1,247
Long-term deferred income tax asset	3,255	4,087
Other long-term assets	1,247	1,242
TOTAL ASSETS	$51,142	$45,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,813	$4,850
Commissions payable	7,546	6,837
Income tax payable	39	215
Other accrued expenses	10,407	9,453
Current portion of long-term debt	2,000	2,000
Total current liabilities	23,805	23,355

Long-term debt
Principal amount	3,500	5,500
Less: unamortized discount and deferred offering costs	(88)	(60)
Long-term debt, net of unamortized discount and deferred offering costs	3,412	5,440
Other long-term liabilities	1,978	1,927
Total liabilities	29,195	30,722
Commitments and contingencies — Note 11
Stockholders’ equity
Preferred stock — par value $0.0001 and $0.001 per share, 5,000 and 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 and $0.001 per share, 40,000 and 250,000 shares authorized and 14,073 and 14,232 issued and outstanding as of June 30, 2018 and 2017, respectively	1	14
Additional paid-in capital	124,663	121,599
Accumulated deficit	(102,731)	(106,992)
Accumulated other comprehensive income (loss)	14	(94)
Total stockholders’ equity	21,947	14,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,142	$45,249
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2018	2017	2016
(In thousands, except per share data)
Revenue, net	$203,204	$199,489	$206,540
Cost of sales	34,848	33,456	33,932
Gross profit	168,356	166,033	172,608
Operating expenses:
Commissions and incentives	98,193	96,662	103,120
Selling, general and administrative	59,840	64,922	56,074
Total operating expenses	158,033	161,584	159,194
Operating income	10,323	4,449	13,414
Other expense:
Interest expense	(456)	(570)	(3,321)
Other expense, net	(319)	(969)	(1,409)
Total other expense	(775)	(1,539)	(4,730)
Income before income taxes	9,548	2,910	8,684
Income tax expense	(3,787)	(1,302)	(2,578)
Net income	$5,761	$1,608	$6,106
Net income per share:
Basic	$0.41	$0.12	$0.44
Diluted	$0.41	$0.11	$0.42
Weighted-average shares outstanding:
Basic	13,992	13,881	13,730
Diluted	14,136	14,118	14,531
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	108	(87)	244
Other comprehensive income (loss), net of tax:	108	(87)	244
Comprehensive income	$5,869	$1,521	$6,350
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2018, 2017 and 2016

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2015	13,958	$14	$116,749	$(114,706)	$(251)	$1,806
Stock-based compensation	—	—	1,966	—	—	1,966
Exercise of options and warrants	52	—	527	—	—	527
Issuance of shares related to restricted stock	76	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(58)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	244	244
Net income	—	—	—	6,106	—	6,106
Balances, June 30, 2016	14,028	$14	$119,242	$(108,600)	$(7)	$10,649
Stock-based compensation	—	—	2,315	—	—	2,315
Exercise of options and warrants	76	—	42	—	—	42
Issuance of shares related to restricted stock	166	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(38)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(87)	(87)
Net income	—	—	—	1,608	—	1,608
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	2,990	—	—	2,990
Exercise of options and warrants	21	—	61	—	—	61
Issuance of shares related to restricted stock	190	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(66)	—	—	—	—	—
Repurchase of company stock	(304)	—	—	(1,500)	—	(1,500)
Change in par value of common stock	—	(13)	13	—	—	—
Currency translation adjustment	—	—	—	—	108	108
Net income	—	—	—	5,761	—	5,761
Balances, June 30, 2018	14,073	$1	$124,663	$(102,731)	$14	$21,947
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2018	2017	2016
(In thousands)
Cash Flows from Operating Activities:
Net income	$5,761	$1,608	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,325	1,643	1,895
Loss on disposal of fixed assets	—	—	1,186
Stock-based compensation	3,196	2,647	2,621
Amortization of deferred financing fees	11	12	232
Amortization of debt discount	21	19	183
Write-off of capitalized debt transaction costs pursuant to debt refinance	—	—	1,544
Write-off of intangible assets	—	350	—
Deferred income tax	831	(740)	(2,118)
Changes in operating assets and liabilities:
Accounts receivable	(730)	160	(409)
Income tax receivable	462	(912)	2,179
Inventory, net	2,953	8,309	(15,650)
Prepaid expenses and deposits	(993)	3,318	(356)
Other long-term assets	109	103	258
Accounts payable	(1,024)	(6,210)	3,673
Income tax payable	(175)	(3,132)	1,481
Other accrued expenses	1,935	135	2,243
Other long-term liabilities	(426)	(713)	968
Net Cash Provided by Operating Activities	13,256	6,597	6,036
Cash Flows from Investing Activities:
Purchase of equipment	(4,649)	(1,055)	(562)
Net Cash Used in Investing Activities	(4,649)	(1,055)	(562)
Cash Flows from Financing Activities:
Proceeds from term loan	—	—	10,000
Payment of deferred financing fees	(60)	—	(99)
Excess tax benefits from stock-based compensation	—	—	266
Repurchase of company stock	(1,500)	—	—
Payment on term loan	(2,000)	(2,000)	(22,125)
Exercise of options and warrants	61	42	261
Net Cash Used in Financing Activities	(3,499)	(1,958)	(11,697)
Foreign Currency Effect on cash	86	(9)	201
Increase (decrease) in cash and cash equivalents	5,194	3,575	(6,022)
Cash and Cash Equivalents — beginning of period	11,458	7,883	13,905
Cash and Cash Equivalents — end of period	$16,652	$11,458	$7,883
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2018	2017	2016
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$116	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$345	$438	$1,342
Cash paid for income taxes	$2,865	$5,496	$1,368
Common stock shares issued upon cashless warrant exercises	—	53	6
Total cashless exercise price of warrants	$—	$88	$9
Gross warrants underlying cashless exercises	—	63	6
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the "Company") is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany and Taiwan. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through our e-commerce business model.
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
On March 9, 2018, following approval by the Company's stockholders and its 2018 Annual Meeting of Stockholders, the Company changed its state of incorporation from the State of Colorado to the State of Delaware pursuant to a plan of conversion. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company's common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain other prior period balances have also been reclassified to conform to the current period presentation.
Use of Estimates
The Company prepares the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, share-based compensation, and loss contingencies. During the fiscal year ended June 30, 2018 the Company made updates to its transfer pricing methodology and related estimates which resulted in adjustments made to certain previously accrued liabilities.
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

Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2018 and 2017. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2018 and 2017 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2018 or 2017 is not necessary. No bad debt expense was recorded for the fiscal years ended June 30, 2018, 2017 and 2016.
Inventory
As of June 30, 2018 and 2017, inventory consisted of (in thousands):

	June 30,
	2018	2017
Finished goods	$7,859	$7,817
Raw materials	5,768	8,758
Total inventory	$13,627	$16,575
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.4 million and $0.9 million at June 30, 2018 and 2017, respectively, related to obsolete and slow-moving inventory.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3
Furniture and fixtures	5
Vehicles	5
Leasehold improvements are depreciated over the shorter of estimated useful life of the related asset or the lease term.
The cost of normal maintenance and repairs is charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income in other expense, net. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. During the fiscal years ended June 30, 2018 and 2017, there were no losses on disposal of assets. During the fiscal year ended June 30, 2016, the Company recognized a loss on disposal of $1.2 million related to the write-off of previously capitalized software development costs incurred.

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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests were completed for the fiscal year ended June 30, 2018 resulting in no impairment charges. During the fiscal year ended June 30, 2017, the Company recognized a loss of $0.4 million upon write-off of previously capitalized indefinite-lived intangible assets.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. Except as noted above, for the fiscal years ended June 30, 2018 and 2017, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2018, the Company had $11.4 million in cash accounts at one financial institution and $5.3 million in other financial institutions. As of June 30, 2018 and 2017, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes the returns reserve based on historical experience. The returns reserve is evaluated on a quarterly basis. As of June 30, 2018 and 2017, the Company’s reserve balance for returns and allowances was $0.4 million and $0.4 million, respectively.
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

Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2018, 2017 and 2016 were $1.2 million, $1.1 million and $1.0 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. The Company recognizes stock-based compensation, net of any estimated forfeitures, over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company estimates forfeitures based on historical information and other management assumptions. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market-based performance conditions are satisfied.
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
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. Current taxes for fiscal 2018 are accounted for at a blended rate of 28%, and the Company has revalued its deferred tax assets and liabilities to the reduced rates based on the period in which those assets and liabilities are expected to reverse. The Company has incorporated all other changes resulting from the 2017 Tax Act in its tax related accounts for the fiscal year ended June 30, 2018.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the fiscal years ended June 30, 2018 and 2017, the effects of approximately 0.4 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2018	2017	2016

Numerator:
Net income	$5,761	$1,608	$6,106
Denominator:
Basic weighted-average common shares outstanding	13,992	13,881	13,730
Effect of dilutive securities:
Stock awards and options	144	237	735
Warrants	—	—	66
Diluted weighted-average common shares outstanding	14,136	14,118	14,531
Net income per share, basic	$0.41	$0.12	$0.44
Net income per share, diluted	$0.41	$0.11	$0.42
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

	Years ended June 30,
	2018	2017	2016
Americas	$151,609	$150,841	$158,291
Asia/Pacific & Europe	51,595	48,648	48,249
Total revenues	$203,204	$199,489	$206,540
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2018	2017	2016
United States	$142,452	$144,842	$152,830
Japan	$41,843	$39,390	$36,343
As of June 30, 2018, long-lived assets were $9.8 million in the U.S. and $0.9 million in Japan. As of June 30, 2017, long-lived assets were $6.2 million in the U.S. and $0.9 million in Japan.
Major Products

The Company's revenues are largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenues for each of the fiscal years ended June 30, 2018, 2017 and 2016. On a combined basis, these products represent approximately 76.6%, 77.9% and 77.9% of the Company's worldwide gross revenues for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The following table shows revenues by major product line for the fiscal years ended June 30, 2018, 2017 and 2016.

	Years ended June 30,
	2018		2017		2016
Protandim® product line	$133,923	65.9%	$130,873	65.6%	$128,019	62.0%
TrueScience® product line	21,665	10.7%	24,440	12.3%	32,914	15.9%
Other	47,616	23.4%	44,176	22.1%	45,607	22.1%
Total	$203,204	100.0%	$199,489	100.0%	$206,540	100.0%
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
The Company has evaluated each of its revenue streams and has identified similar performance obligations under Topic 606 as compared to current revenue recognition guidance. During its evaluation, the Company reviewed its loyalty points program and, based on the new guidance, will change the method of accounting from a cost provision method to a deferred revenue method.
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
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this ASU. This ASU will become effective for the Company beginning July 1, 2018 and will be applied to any award modified on or after that date.
Note 3 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2018	2017
Equipment (includes computer hardware and software)	$10,504	$7,420
Furniture and fixtures	1,592	1,536
Leasehold improvements	3,761	3,421
Vehicles	51	51
Accumulated depreciation	(9,321)	(9,301)
Total property and equipment, net	$6,587	$3,127
Depreciation expense totaled $1.2 million, $1.5 million and $1.8 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Note 4 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2018	2017
Patent costs	$2,330	$2,330
Accumulated amortization	(1,460)	(1,328)
Total definite-lived intangible assets, net	870	1,002

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$1,115	$1,247
Amortization expense totaled $0.1 million, $0.1 million and $0.1 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was 6.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Note 5 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2018	2017
Accrued incentive compensation	$2,868	$1,151
Accrued other expenses	2,087	2,853
Other taxes payable	1,884	1,517
Accrued incentives and promotions to distributors	1,366	988
Deferred revenue	1,107	1,743
Accrued payroll and other employee expenses	1,095	1,201
Total other accrued expenses	$10,407	$9,453

Note 6 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") to refinance its outstanding debt. In connection with the 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the "2016 Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the 2016 Security Agreement, the "2016 Credit Facility").
The principal amount of the 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If the Company borrows under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On May 4, 2018, the Company entered into a loan modification agreement, which amended the 2016 Credit Facility (“Amendment No. 1”). Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 1) was revised from a minimum of 1.50 to 1.00 to 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was increased from $5.0 million to $8.0 million. The funded debt to EBITDA ratio was replaced with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter. The minimum tangible net worth measure was removed from the financial covenants.
The Company’s obligations under the 2016 Credit Facility, as amended, are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the 2016 Credit Facility, as amended, may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the 2016 Revolving Loan, as amended, exceeds $2.0 million, the Company must prepay an amount equal to such excess. Any principal amount of the 2016 Term Loan, as amended, which is prepaid or repaid may not be re-borrowed.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain a certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility. As of June 30, 2018, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. Aggregate future principal payments required in accordance with the terms of the 2016 Credit Facility, as amended, are as follows (in thousands):

Year ending June 30,	Amount
2019	$2,000
2020	2,000
2021	1,500
$5,500
Note 7 — Stockholders’ Equity
During the fiscal years ended June 30, 2018, 2017 and 2016, the Company issued 21,000, 0.1 million and 0.1 million shares, respectively, of common stock as a result of the exercise of options and warrants. During the fiscal years ended June 30, 2018, 2017 and 2016, the Company issued 0.2 million, 0.2 million and 0.1 million shares, respectively, of restricted stock. During the fiscal years ended June 30, 2018, 2017 and 2016, 0.1 million, 38,000 and 0.1 million shares, respectively of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, transactions, if any, would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During year ended June 30, 2018, the Company purchased 0.3 million shares of its common stock on the open market at an aggregate purchase price of $1.5 million under this repurchase program. At June 30, 2018, there is $3.5 million remaining under this repurchase program.
The Company’s Articles of Incorporation authorize the issuance of preferred shares. However, as of June 30, 2018, none have been issued nor have any rights or preferences been assigned to the preferred shares by the Company’s Board of Directors.
Note 8 — Share-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the shareholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2018, there were stock option awards outstanding, net of awards expired, for the purchase in aggregate of 0.2 million shares of the Company’s common stock. Effective November 21, 2016, no new awards can be granted under the 2007 Plan.
The Company adopted, and the shareholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.5 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2010 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2018, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. No new awards will be granted under the 2010 Plan and forfeited or terminated shares will be added to the 2017 Plan pool as described below.
The Company adopted, and the shareholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017 to provide incentives to eligible employees, directors and consultants. On February 2, 2018, the shareholders approved an amendment to the 2017 Plan to increase by 425,000 shares the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,550,000 shares, calculated as the sum of (i) 1,075,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of June 30, 2018, a maximum of 1.5 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of June 30, 2018, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.5 million shares of the Company’s common stock.
Cash-Settled Plans
Performance Units
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
Phantom Units
During the fiscal year ended June 30, 2018, the Company awarded phantom units to its executive officers and senior management. The vesting date for the phantom units is December 31, 2018, at which time the units will be settled in cash equal to (i) the number of vested units multiplied by (ii) the positive difference (if any) between the value at December 31, 2018 and $4.76, the closing price of the Company's common stock on the start date. The start date is December 29, 2017, the last business day of calendar year 2017. The fair value of these awards is based on the Black Scholes valuation model and is remeasured at each reporting period date until settlement.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2018, 2017 and 2016, stock-based compensation of $3.0 million, $2.3 million and $2.0 million, respectively, was reflected as an increase to additional paid in capital and $0.2 million, $0.7 million and $0.7 million, respectively, was reflected as an increase to other accrued expenses, all of which was employee related.
At June 30, 2018, there was $2.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 and 2017 Plans, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.57 years.
Stock Options
During the fiscal year ended June 30, 2018, the Company awarded stock options ("FY 2018 Stock Options") to its executive officers and senior management. The vesting period for the FY 2018 Stock Options is three years and occurs as follows: (1) one-third of the total number of shares awarded vest on January 1, 2019; (2) one-twelfth of the total number of shares awarded vest on the last day of each fiscal quarter following January 1, 2019. The fair value of the stock options will be recognized on a straight-line basis over the requisite service period of the awards.
There were no stock option grants during the fiscal years ended June 30, 2017 and 2016.
The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value as follows:

June 30, 2018
Weighted-average grant date fair value	$2.25
Risk-free interest rate	2.3%
Expected volatility	59.0%
Expected life (years)	4.7
The following is a summary of stock option activity for the fiscal years ended June 30, 2018, 2017 and 2016:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	462	$7.87

Granted	—	$—
Exercised	(46)	5.66		$209
Forfeited	(33)	17.85
Expired or Canceled	—	—
Outstanding at June 30, 2016	383	7.28

Granted	—	$—
Exercised	(4)	4.14		$17
Forfeited	(62)	12.64
Expired or Canceled	(7)	2.45
Outstanding at June 30, 2017	310	6.35

Granted	461	$4.44
Exercised	(21)	2.96		$33
Forfeited	(20)	16.26
Expired or Canceled	—	—
Outstanding at June 30, 2018	730	4.96	6.69	$1,310
Exercisable at June 30, 2018	268	$5.86	1.70	$420
Restricted Shares
The following is a summary of restricted shares granted during the fiscal years ended June 30, 2018, 2017 and 2016:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2015	250	$9.36

Granted	60	$5.94
Vested	(40)	15.64
Forfeited	(39)	16.21
Nonvested at June 30, 2016	231	6.24
Vested at June 30, 2016	—	—

Granted	156	$5.81
Vested	(88)	8.31
Forfeited	(22)	10.70
Nonvested at June 30, 2017	277	4.98
Vested at June 30, 2017	—	—

Granted	190	$4.57
Vested	(355)	4.62
Forfeited	(3)	5.22
Nonvested at June 30, 2018	109	5.43
Vested at June 30, 2018	—	$—
The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2018, 2017 and 2016 was $1.6 million, $0.7 million and $0.4 million, respectively.
Performance Restricted Stock Units
During the fiscal years ended June 30, 2017 and 2016, the Company awarded performance restricted stock units ("FY 2017 Performance Stock Units" and "FY 2016 Performance Stock Units") to its executive officers and senior management (the

"Recipients"). Vesting for the FY 2017 Performance Stock Units and FY 2016 Performance Stock Units occurs in a single installment and is achieved at the end of the three year performance period if the participant has continuously remained in service from the date of the award through the end of the performance period. Each performance restricted stock unit represents a contingent right for the Recipient to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the relevant performance period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the target performance restricted stock units is based upon the Company's absolute TSR for the performance period as compared to a matrix of fixed numeric values and the vesting for the other 50% of the target performance restricted stock units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the performance restricted stock units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
No performance restricted stock units were granted during the fiscal year ended June 30, 2018. The fair values of performance restricted stock units granted during the fiscal years ended June 30, 2017 and 2016 were estimated using a Monte Carlo simulation model which included the following assumptions in order to reflect the performance conditions that must be satisfied for the share units to vest:

	June 30, 2017	June 30, 2016
Risk-free interest rate	1.5%	1.3%
Dividend yield	—%	—%
Expected volatility - Company	62.0%	55.5%
Expected volatility - peer company	17.1%	15.7%
Total measurement period (years)	2.8	3.0
The following is a summary of performance restricted stock units granted during the fiscal years ended June 30, 2018, 2017 and 2016:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2015	115	$10.76

Granted	848	$12.30
Vested	(15)	10.76
Forfeited	(485)	11.25
Nonvested at June 30, 2016	463	13.07

Granted	420	$4.69
Vested	(10)	10.76
Forfeited	(111)	12.86
Nonvested at June 30, 2017	762	8.51

Granted	—	$—
Vested	—	—
Forfeited	(132)	7.02
Nonvested at June 30, 2018	630	8.82
Vested at June 30, 2018	—	$—
No performance restricted stock units vested during the fiscal year ended June 30, 2018. The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

Cash-Settled Performance Units
The following is a summary of cash-settled performance units granted during the fiscal years ended June 30, 2018, 2017 and 2016:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015, nonvested	—

Granted	77	$8.47
Vested	(13)	—
Forfeited	(13)	$8.30
Outstanding at June 30, 2016, nonvested	51

Granted	95	$13.17
Vested	(25)	—
Forfeited	(89)	$12.43
Outstanding at June 30, 2017, nonvested	32

Granted	87	$4.65
Vested	(32)	—
Forfeited	(29)	$6.48
Outstanding at June 30, 2018, nonvested	58
The fair value of vested awards under the cash-settled performance plan for the fiscal years ended June 30, 2018, 2017 and 2016 was $0.2 million, $0.1 million and $0.2 million, respectively. Payments of $0.2 million, $0.2 million and $0.1 million were made to settle vested cash-settled performance units during the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Cash-Settled Phantom Units
The fair value of phantom unit awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value as follows:

June 30, 2018
Weighted-average grant date fair value	$0.40
Risk-free interest rate	2.1% - 2.3%
Expected volatility	56.2% - 57.0%
Expected life (years)	0.5 - 0.8
The following is a summary of cash-settled phantom units granted during the fiscal year ended June 30, 2018:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017, nonvested	—

Granted	170
Vested	—
Forfeited	—
Outstanding at June 30, 2018, nonvested	170	0.50	$273
No phantom units were outstanding as of June 30, 2017 and 2016.
Warrants
As of June 30, 2018, the Company had no outstanding warrants.

The following is a summary of the warrant activity for the fiscal years ended June 30, 2018, 2017 and 2016 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2015	87

Issued	—
Canceled	—
Exercised	(7)
Expired	—
Outstanding and exercisable, June 30, 2016	80

Issued	—
Canceled	—
Exercised	(80)
Expired	—
Outstanding and exercisable, June 30, 2017	—

Issued	—
Canceled	—
Exercised	—
Expired	—
Outstanding and exercisable, June 30, 2018	—
As of June 30, 2018, 2017 and 2016, the Company had no warrants classified as derivative liabilities.
Note 9 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2018	2017	2016
Foreign currency transaction loss, net	$(92)	$(182)	$(11)
Loss on settlement of forward contract	(175)	(292)	(212)
Loss on disposal of fixed assets	(6)	(12)	(1,186)
Write-off of intangible assets	—	(350)	—
Other expense, net	(46)	(133)	—
Total other expense, net	$(319)	$(969)	$(1,409)

Note 10 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2018, 2017 and 2016 consists of the following (in thousands):

	Year ended June 30,
	2018	2017	2016

Income Before Income Taxes:
Domestic	$8,234	$1,642	$7,518
International	1,315	1,268	1,166
	$9,549	$2,910	$8,684
Current Taxes:
Federal	$2,413	$1,324	$4,180
State	407	137	561
Foreign	150	510	455
Total Current Income Tax Provision	$2,970	$1,971	$5,196
Deferred Taxes:
Federal	$377	$(473)	$(2,326)
State	59	(21)	(105)
Foreign	381	(175)	(187)
Total Deferred Income Tax Provision	$817	$(669)	$(2,618)
Net Income Tax Provision	$3,787	$1,302	$2,578
The effective income tax rate for the fiscal years ended June 30, 2018, 2017 and 2016 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2018	2017	2016

Federal statutory income tax rate	28.0%	34.0%	35.0%
State income taxes, net of federal benefit	2.5%	5.9%	2.8%
Foreign tax rate difference	1.6%	(4.6)%	(2.3)%
Tax return to provision true-up	(7.4)%	0.6%	0.7%
Other differences	0.2%	(2.1)%	0.0%
Revalue of deferred for change in federal tax rate	14.9%	0.0%	0.0%
Permanent differences:
— stock based compensation	0.7%	4.6%	0.9%
— domestic production activities deduction	(1.5)%	(3.3)%	(4.4)%
— tax credits	(1.3)%	(0.9)%	(0.7)%
— meals and entertainment	0.9%	3.4%	1.0%
— penalties	0.1%	1.5%	0.0%
— other	0.9%	4.3%	(3.9)%
Change in valuation allowance	0.1%	1.3%	0.6%
Net income tax provision	39.7%	44.7%	29.7%

The components of the deferred tax assets and liabilities as of June 30, 2018 and 2017 are as follows (in thousands):

	June 30,
	2018	2017

Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$574	$536
Stock option compensation	1,367	1,531
Accrued vacation, allowance for returns, bonuses & other	2,615	3,173
Gross deferred tax asset	$4,556	$5,240

Deferred tax liabilities:
Patents and trademarks	$(145)	$(253)
Property & equipment	(823)	(588)
Other	(13)	—
Gross deferred tax liabilities	(981)	(841)
Less: valuation allowance	(320)	(312)
Deferred tax assets, net	$3,255	$4,087
The Tax Cuts and Jobs Act of 2017 (the " 2017 Tax Act"), which became effective December 22, 2017, overhauls U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21% (blended rate in year one for fiscal year filers), implementing a territorial tax system, imposing a one time "deemed repatriation" tax on all untaxed offshore earnings, and adding/modifying/deleting several major tax deductions significant to the Company.
In addition, the 2017 Tax Act also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a base erosion anti-abuse tax ("BEAT") measure that taxes certain payments between a U.S. Corporation and its subsidiaries. The Company will not be subject to these provisions until its fiscal 2019 tax year. Preliminary analysis suggests that the Company will not have a GILTI liability and that it will not meet the threshold to be subject to BEAT nor does it currently make the types of payments that are subject to BEAT.
The Company has done detailed analysis and computation to determine the impacts of the 2017 Tax Act to its financial statements. The Company has recorded the following items as part of its fiscal 2018 income tax provision (in thousands):

Revalue of Deferred Tax Assets for the Corporate Tax Rate Change	$1,419
Deemed Repatriation Tax on All Untaxed Offshore Earnings	$—
The Company was able to utilize its unborn foreign tax credits, mainly in Japan, to reduce its tax liability on its deemed repatriated earnings to zero. Any unused unborn foreign tax credits will be unavailable for future use.
Deferred tax assets and liabilities measure the expected amounts that tax expense will increase or decrease by in the future due to temporary differences between book and tax basis. The Company has significant deferred tax assets, meaning we expect to receive a tax deduction in the future, mainly related to stock compensation and fixed assets. These tax assets were valued at a 35% federal rate. When the 2017 Tax Act was enacted, these deferred assets will now give rise to a tax deduction at a 21% rate. This means that the Company will receive less benefit in the future for its deferred tax assets. Therefore, it recognized a one-time tax expense of $1.4 million to reflect this revaluation.
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. We believe the Company has no material uncertain tax positions and do not expect significant changes within the next twelve months in the amount of unrecognized tax benefits. Accordingly, we have not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2015 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2014 through present. In addition, the IRS and state tax authorities may examine NOL’s for any previous years if utilized by the Company.
As of June 30, 2018, the Company had utilized all of its Federal net operating loss (“NOL”) carry-forwards. The net operating losses were to expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to

U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2018, state NOLs were $8.2 million and foreign NOLs were $1.0 million.
The total recognized tax benefit from settlement of stock based awards for the period ending June 30, 2018 was $0.5 million.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2014 through June 30, 2018.
Note 11 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2024. The facilities leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2018 are as follows (in thousands):

Year ending June 30,	Amount
2019	$2,815
2020	2,837
2021	1,589
2022	1,379
2023	1,423
Thereafter	968
Total future minimum lease payments	$11,011
Rent expense totaled $2.7 million, $2.5 million and $2.3 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2018, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, plaintiff alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
On November 20, 2017, the Courts in In re LifeVantage Corp. Derivative Litigation and Hansen granted the stipulated motions to dismiss, and on December 12, 2017, the Court in Baker granted the stipulated motion to dismiss. On November 27, 2017, the Court in Inforzato ordered, pursuant to Rule 23.1(c) of the Federal Rules of Civil Procedure, that the parties give notice to shareholders of the voluntary dismissal without prejudice of the Inforzato action before the Inforzato action could be dismissed, which the Company provided on January 8, 2018. On April 5, 2018, the last remaining derivative lawsuit, the Inforzato action, was dismissed without prejudice.
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
Note 12 — Related Party Transactions
Effective January 2014, the Company commenced a partnership with Real Salt Lake of Major League Soccer, which includes the placement of the Company's logo on the front of the team’s jersey as well as strategic placement of the Company's logo around the stadium and on televised broadcasts of the games. In July 2015, Dell Loy Hansen, the sole owner of Real Salt Lake and Real Monarchs SLC, became a major stockholder of the Company. During the fiscal years ended June 30, 2018, 2017 and 2016, the Company paid $4.0 million, $2.2 million and $2.8 million, respectively, to Real Salt Lake, pursuant to the terms of this partnership, and other various amounts for the endorsement of Real Monarchs SLC and for product marketing expenses.
During fiscal 2017, Dinng, a brand and digital brand studio, provided branding and marketing services to the Company. In June 2017, the Company completed an acquisition of the assets of Dinng. The Company's Chief Marketing Officer, Ryan Goodwin, was the Founder, President and Creative Director of Dinng. The Company paid a total of $0.5 million for branding and marketing services provided during fiscal 2017 and the asset acquisition. The Company paid $0.5 million for branding and marketing services provided during fiscal 2016. During fiscal 2018, no payments were made by the Company to Dinng.
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
During the fiscal years ended June 30, 2018 and 2017, the Company paid $3.0 million and $0.4 million, respectively, to Gig Economy Group ("GEG") for outsourced software application development services, pursuant to an agreement entered into between the Company and GEG. During fiscal 2016, no payments were made by the Company to GEG. David Toole, who served as a member of the Company's board of directors until February 2, 2018, is a majority owner and an officer of GEG.
Note 13 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the fiscal years ended June 30, 2018 and 2017:

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2018
	First	Second	Third	Fourth
Revenue, net	$49,127	$49,482	$50,562	$54,033	$203,204
Gross profit	40,388	40,365	41,641	45,962	168,356
Net income	$817	$317	$1,635	$2,992	$5,761
Per common share:
Income per share, basic	$0.06	$0.02	$0.12	$0.20	$0.41
Income per share, diluted	$0.06	$0.02	$0.12	$0.21	$0.41

	Fiscal Quarter				Year ended June 30, 2017
	First	Second	Third	Fourth
Revenue, net	$54,894	$48,947	$45,007	$50,641	$199,489
Gross profit	46,062	41,447	36,774	41,750	166,033
Net income	$1,180	$283	$61	$84	$1,608
Per common share:
Income per share, basic	$0.09	$0.02	$0.00	$0.01	$0.12
Income per share, diluted	$0.08	$0.02	$0.00	$0.01	$0.11