Form 10-Q
period 2018-09-30
Lifevantage Corp
filed 2018-11-01
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of October 26, 2018 was 14,102,178.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, in particular “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated by reference herein contains “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	June 30, 2018
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,123	$16,652
Accounts receivable	2,367	2,067
Income tax receivable	1,360	451
Inventory, net	13,281	13,627
Prepaid expenses and other	6,400	6,141
Total current assets	40,531	38,938

Property and equipment, net	6,063	6,587
Intangible assets, net	1,082	1,115
Long-term deferred income tax asset	3,023	3,255
Other long-term assets	1,222	1,247
TOTAL ASSETS	$51,921	$51,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,930	$3,813
Commissions payable	7,867	7,546
Income tax payable	10	39
Other accrued expenses	9,786	10,407
Current portion of long-term debt	2,000	2,000
Total current liabilities	23,593	23,805

Long-term debt
Principal amount	3,000	3,500
Less: unamortized discount and deferred offering costs	(79)	(88)
Long-term debt, net of unamortized discount and deferred offering costs	2,921	3,412
Other long-term liabilities	1,876	1,978
Total liabilities	28,390	29,195
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,103 and 14,073 issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	1	1
Additional paid-in capital	125,464	124,663
Accumulated deficit	(101,823)	(102,731)
Accumulated other comprehensive income (loss)	(111)	14
Total stockholders’ equity	23,531	21,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,921	$51,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2018	2017
(In thousands, except per share data)
Revenue, net	$55,609	$49,127
Cost of sales	9,199	8,739
Gross profit	46,410	40,388
Operating expenses:
Commissions and incentives	27,785	23,409
Selling, general and administrative	17,301	15,581
Total operating expenses	45,086	38,990
Operating income	1,324	1,398
Other expense:
Interest expense	(110)	(162)
Other income (expense), net	(49)	22
Total other expense	(159)	(140)
Income before income taxes	1,165	1,258
Income tax expense	(254)	(441)
Net income	$911	$817
Net income per share:
Basic	$0.07	$0.06
Diluted	$0.06	$0.06
Weighted-average shares outstanding:
Basic	13,987	13,963
Diluted	15,139	14,080
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(125)	20
Other comprehensive income (loss), net of tax	$(125)	$20
Comprehensive income	$786	$837
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2018	14,073	$1	$124,663	$(102,731)	$14	$21,947
Cumulative effect of adoption of accounting principle	—	—	—	(3)	—	(3)
Balances, July 1, 2018	14,073	$1	$124,663	$(102,734)	$14	$21,944
Stock-based compensation	—	—	629	—	—	629
Exercise of options	35	—	172	—	—	172
Shares canceled or surrendered as payment of tax withholding	(5)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(125)	(125)
Net income	—	—	—	911	—	911
Balances, September 30, 2018	14,103	$1	$125,464	$(101,823)	$(111)	$23,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
(In thousands)
Cash Flows from Operating Activities:
Net income	$911	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441	350
Stock-based compensation	1,333	623
Amortization of deferred financing fees	1	3
Amortization of debt discount	7	5
Deferred income tax	233	(123)
Changes in operating assets and liabilities:
Accounts receivable	(318)	(332)
Income tax receivable	(909)	441
Inventory, net	313	1,236
Prepaid expenses and other	1,332	954
Other long-term assets	5	(44)
Accounts payable	127	(1,702)
Income tax payable	(30)	(40)
Other accrued expenses	(885)	349
Other long-term liabilities	(195)	(34)
Net Cash Provided by Operating Activities	2,366	2,503
Cash Flows from Investing Activities:
Investments in convertible note receivable	(1,400)	—
Purchase of equipment	(86)	(1,176)
Net Cash Used in Investing Activities	(1,486)	(1,176)
Cash Flows from Financing Activities:
Payment on term loan	(500)	(500)
Exercise of options	172	—
Net Cash Used in Financing Activities	(328)	(500)
Foreign Currency Effect on Cash	(81)	3
Increase in Cash and Cash Equivalents:	471	830
Cash and Cash Equivalents — beginning of period	16,652	11,458
Cash and Cash Equivalents — end of period	$17,123	$12,288
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$80	$94
Cash paid for income taxes	$755	$164
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2018 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 15, 2018.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors. The Company sells its products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany, Austria and Taiwan. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through an e-commerce business model.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2018, and the results of operations for the three months ended September 30, 2018 and 2017, and the cash flows for the three months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2018, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2018, and included in the annual report on Form 10-K on file with the SEC.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The Company prepares the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, impairment of receivables, share-based compensation, and loss contingencies.

Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2018 and 2017, net foreign currency gains of $10,000 and $0.1 million, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of September 2018 and were not designated for hedge accounting. For the three months ended September 30, 2018 and 2017, a realized loss of $0.1 million and a realized gain of $3,000, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at September 30, 2018.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2018, the Company had $13.9 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. As of September 30, 2018 and June 30, 2018, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2018 and June 30, 2018 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2018 is not necessary. No bad debt expense has been recorded for the three months ended September 30, 2018 and 2017.
Inventory
As of September 30, 2018 and June 30, 2018, inventory consisted of (in thousands):

	September 30, 2018	June 30, 2018
Finished goods	$8,228	$7,859
Raw materials	5,053	5,768
Total inventory	$13,281	$13,627
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.2 million and $1.4 million at September 30, 2018 and June 30, 2018, respectively, related to obsolete and slow-moving inventory.
Convertible Note Receivable
The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019. Interest shall accrue at a rate of 8% per annum, compounded annually. The principal and unpaid accrued interest of the note will either be repaid in cash or converted into shares of equity securities of GEG. As of September 30, 2018, the note receivable balance was $1.4 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.
Revenue Recognition
The Company ships the majority of its product directly to the consumer and receives substantially all payment for these sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to customers for returned product. The Company allows terminating independent distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2018 and 2017 were $0.4 million and $0.3 million, respectively.
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

For the three months ended September 30, 2018 and 2017, the Company recognized income tax expense of $0.3 million and $0.4 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2018 and 2017, the effects of approximately 9,000 and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$911	$817
Denominator:
Basic weighted-average common shares outstanding	13,987	13,963
Effect of dilutive securities:
Stock awards and options	1,152	117
Diluted weighted-average common shares outstanding	15,139	14,080
Net income per share, basic	$0.07	$0.06
Net income per share, diluted	$0.06	$0.06
Segment Information
The Company operates in a single operating segment by selling products to an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does disaggregate revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. See disaggregated revenue in Note 3.
The following table presents the Company's long-lived assets for its most significant geographic markets:

	September 30, 2018	June 30, 2018
United States	$9,028	$9,778
Japan	$895	$921
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

Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of Topic 606 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance was effective for the Company beginning on July 1, 2018 with the option to adopt using either a full retrospective or a modified retrospective approach. The Company adopted Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 was recognized as an immaterial adjustment to the opening balance of retained earnings during the first quarter of fiscal 2019. The impact to revenues as a result of applying Topic 606 was a decrease of $0.1 million for the three months ended September 30, 2018.
The Company evaluated each of its revenue streams and identified similar performance obligations under Topic 606 as compared to previous revenue recognition guidance. During its evaluation, the Company reviewed its loyalty points program and, based on the new guidance, changed the method of accounting from a cost provision method to a deferred revenue method, which resulted in immaterial adjustments to beginning balances upon adoption.
There are also considerations related to internal control over financial reporting associated with implementing Topic 606. The Company evaluated its control framework for revenue recognition and identified no material changes needed in response to the new guidance. The Company also evaluated the expanded disclosure requirements under Topic 606 and designed and implemented the appropriate controls over gathering and reporting the information required under Topic 606. See Note 3.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). For lessees, this ASU requires that for all leases not considered to be short term, a company recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of the ASU on the Company’s outstanding leases and expects that adoption will have an impact on its consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU became effective for the Company on July 1, 2018 and will be applied to any award modified on or after July 1, 2018.
Note 3 — Revenue
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenues through product sales to customers. These products include the Protandim® product line, the TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System and the Omega+ sustainable fish oil. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
The Company also charges amounts to independent distributors to attend events held by the Company. Tickets to events are sold as standalone items or included within packs sold to independent distributors. For event tickets sold in packs, the Company allocates a portion of the transaction price to the ticket on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Fee revenue associated with ticket sales is recorded in the month that the event is held, which is when the Company has performed its obligations under the contract.

Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue is included in accrued expenses in the condensed consolidated balance sheets and includes pre-sell tickets to events and obligations related to the Company’s loyalty points program.
The Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized.
The Company offers a loyalty points program for its customers that allows the customers to earn points from ongoing purchases that can be redeemed for products. The Company accounts for these points as a reduction to the transaction price based on estimated usage and defers revenue until the points are redeemed.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days, if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating independent distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes a refund liability reserve and an asset reserve for its right to recover products based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2018 and June 30, 2018, the returns liability reserve, net was $0.3 million and $0.4 million, respectively.
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenues disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2018	2017
Americas	$41,079	$36,163
Asia/Pacific & Europe	14,530	12,964
Total revenues	$55,609	$49,127
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2018	2017
United States	$38,315	$34,115
Japan	$10,057	$10,856
Note 4 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the “2016 Loan Agreement”) to refinance its outstanding debt. In connection with the 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the “Security Agreement”). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “2016 Revolving Loan,” and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the “2016 Credit Facility”).
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
The Company’s obligations under the 2016 Credit Facility, as amended, are secured by a security interest in substantially all of the Company’s assets. Loans outstanding under the 2016 Credit Facility, as amended, may be prepaid in whole or in part at any time without premium or penalty. In addition, if, at any time, the aggregate principal amount outstanding under the 2016 Revolving Loan exceeds $2.0 million, the Company must prepay an amount equal to such excess. Any principal amount of the 2016 Term Loan which is prepaid or repaid may not be re-borrowed.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of September 30, 2018, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. Aggregate future principal payments required in accordance with the terms of the 2016 Credit Facility, as amended, are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (remaining nine months ending June 30, 2019)	$1,500
2020	2,000
2021	1,500
$5,000
Note 5 — Stockholders’ Equity
During the three months ended September 30, 2018, the Company issued 35,000 shares of common stock upon the exercise of options. During the three months ended September 30, 2018, 5,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. Accordingly, transactions, if any, would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended September 30, 2018, no shares of common stock were purchased by the Company under this repurchase program. At September 30, 2018, there is $3.5 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of September 30, 2018, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans

The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.47 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.1 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares will be added to the 2017 Plan pool as described below.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, the stockholders approved an amendment to the 2017 Plan to increase by 425,000 shares the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 1,550,000 shares, calculated as the sum of (i) 1,075,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of September 30, 2018, a maximum of 1.5 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of September 30, 2018, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.5 million shares of the Company's common stock.
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
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2018, stock-based compensation of $0.6 million was reflected as an increase to additional paid-in capital and an increase of $0.7 million was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2017, stock-based compensation of $0.4 million was reflected as an increase to additional paid-in capital and an increase of $0.2 million was included in other accrued expenses, all of which was employee related.

Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2018, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, plaintiff alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, plaintiff's amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). However, the amended complaint adds a new antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. LifeVantage must file a response to the amended complaint no later than November 5, 2018. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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

Note 8 — Related Party Transactions
The Company contracted with GEG for outsourced software application development services pursuant to an agreement entered into between the Company and GEG, which included a convertible note. For discussion related to the convertible note between the Company and GEG, see Note 2. David Toole, who served as a member of the Company's board of directors until February 2, 2018, is a majority owner and an officer of GEG.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales business opportunity to customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and personal care products. We currently sell our products to customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
Our revenue depends on the number and productivity of our independent distributors and the number of our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, TrueScience® anti-aging skin care line, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, and Omega+ sustainable fish oil supplement;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Japan, Hong Kong, Australia, Canada, Mexico, Thailand, the United Kingdom, the Netherlands, Germany, Austria and Taiwan. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
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
A stack consists of multiple products bundled together that are designed to achieve a specific result. The Vitality Stack includes four of our nutrigenomics products - Protandim® NRF1 and Nrf2 Synergizers™, Omega+ and PhysIQ™ ProBio. It was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. Vitality Stack is our premier product bundle and we also offer stacks for our PhysIQ™ and TrueScience® product lines.

We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and customers.
Members
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
The following tables summarize the changes in our active customer base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active members those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	Active Customers By Region
	As of September 30,
	2018		2017		Change from Prior Year	Percent Change
Americas	96,000	80.7%	87,000	79.8%	9,000	10.3%
Asia/Pacific & Europe	23,000	19.3%	22,000	20.2%	1,000	4.5%
	119,000	100.0%	109,000	100.0%	10,000	9.2%

	Active Independent Distributors By Region
	As of September 30,
	2018		2017		Change from Prior Year	Percent Change
Americas	46,000	69.7%	45,000	71.4%	1,000	2.2%
Asia/Pacific & Europe	20,000	30.3%	18,000	28.6%	2,000	11.1%
	66,000	100.0%	63,000	100.0%	3,000	4.8%
Results of Operations
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Revenue. We generated net revenue of $55.6 million and $49.1 million during the three months ended September 30, 2018 and 2017, respectively. Foreign currency fluctuations negatively impacted our revenue $0.3 million or 0.6% during the three months ended September 30, 2018.
Americas. The following table sets forth revenue for the three months ended September 30, 2018 and 2017 for the Americas region (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
United States	$38,324	$34,115	12.3%
Other	2,755	2,048	34.5%
Americas Total	$41,079	$36,163	13.6%
Revenue in the Americas region for the three months ended September 30, 2018 increased $4.9 million or 13.6% from the prior year same period. Revenue in the United States increased due to our continued investment in our red carpet program and an overall increase in active customers and independent distributors during the quarter. Revenues in Canada and Mexico continue to grow due to the above mentioned initiatives and further expansion of our product lines in those markets.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2018 and 2017 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Japan	$10,057	$10,856	(7.4)%
Other	4,473	2,108	112.2%
Asia/Pacific & Europe Total	$14,530	$12,964	12.1%
Revenue in the Asia/Pacific & Europe region increased $1.6 million or 12.1% for the three months ended September 30, 2018 as compared to the prior year period. The year over year increase in this region was mainly due to increased revenues in our recently launched Taiwan market and substantial increases in our Europe and Australia markets as we continue to focus on growth in these regions. Revenue in the Asia/Pacific & Europe region was negatively impacted approximately $0.2 million or 1.3% during the three months ended September 30, 2018, as compared to the prior year period, by foreign currency exchange rate fluctuations. Foreign currency fluctuations had a minimal impact on our Japan market during the quarter. On a constant currency basis, revenue in Japan decreased 6.9% for the three months ended September 30, 2018, as compared to the prior year period. Revenue in Japan decreased mainly due to an overall decrease in active customers and independent distributors.
We continue to focus on strengthening our core business through our fiscal 2019 initiatives, which include continued investment in our red carpet program, expanding our global footprint and the continued development and enhancement of compelling distributor training tools and technologies that will help our independent distributors grow their businesses. During the three months ended September 30, 2018, we completed our first full fiscal quarter of operations in Taiwan, opened full on the ground business operations in Austria and held large events for our independent distributors in the U.S. and Japan. We continue working on refining our mainland China e-commerce business model and remain committed to pursuing growth in each of our markets and operating our business in accordance with our strengthened business practices.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2018 and 2017 was 83.5% and 82.2%, respectively.
As a percentage of total revenues, cost of sales for the three months ended September 30, 2018 decreased to 16.5% compared to 17.8% for the three months ended September 30, 2017. The decrease in cost of sales as a percentage of revenue is primarily due to benefits of a price increase and changes to our product sales mix.
Operating Expenses. Total operating expenses during the three months ended September 30, 2018 increased to $45.1 million or 81.1% of revenues as compared to operating expenses of $39.0 million or 79.4% of revenues during the three months ended September 30, 2017. Operating expenses consist of commission and incentives expenses and selling, general and administrative expenses.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2018 were $27.8 million or 50.0% of revenues as compared to commissions and incentives expenses of $23.4 million or 47.6% of revenues for the three months ended September 30, 2017.
The increase in commissions and incentives expenses as a percentage of revenues for the three months ended September 30, 2018 as compared to the prior year period is due to the continued investment in our red carpet program and other promotional programs and incentives designed to increase revenues. We also held several incentive events during the first quarter of fiscal 2019 which contributed to the increased percentage. Distributor commissions as a percentage of commissionable revenues generated remained consistent during the comparable periods.
We expect commissions and incentives expenses for fiscal 2019 to decrease slightly as a percentage of revenue as we continue to refine our investments in our incentive and promotional activities. We anticipate that there will continue to be fluctuations from quarter to quarter caused by the timing and magnitude of compensation and incentive programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2018 were $17.3 million as compared to selling, general and administrative expenses of $15.6 million for the three months ended September 30, 2017.
The increase in selling, general and administrative expenses during the three months ended September 30, 2018 compared to the prior year same period primarily was due to expenses associated with both our U.S. Elite Academy and our Japan convention held during the quarter. Expenses associated with employee stock compensation also increased as a result of the increase in our share price as compared to the prior year period.

We expect selling, general and administrative expenses, as a percent of revenue, to decrease slightly for the remainder of the fiscal year as we execute on our strategic investments and initiatives. We also anticipate that there will be fluctuations from period to period due to the timing of product and market launches and other planned events.
Total Other Expense. During the three months ended September 30, 2018, we recognized net other expenses of $0.2 million as compared to net other expenses of $0.1 million for the three months ended September 30, 2017. Total other expense for the three months ended September 30, 2018 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Contractual interest expense:
2016 Term Loan	$80	$95
Amortization of deferred financing fees:
2016 Term Loan	1	3
Amortization of debt discount:
2016 Term Loan	7	5
Other	22	59
Total interest expense	$110	$162
Income Tax Expense. We recognized an income tax expense of $0.3 million for the three months ended September 30, 2018 as compared to income tax expense of $0.4 million for the three months ended September 30, 2017.
The effective tax rate was 21.8% of pre-tax income during the three months ended September 30, 2018, compared to 35.1% for the same prior year period. The decrease in the effective tax rate for the three months ended September 30, 2018 is largely due to federal tax reform legislation enacted during December 2017 that reduced the corporate tax rate from 35% to 21%. The tax rate for our first quarter of fiscal 2019 was also favorably benefited by discrete book to tax differences that occurred during the quarter.
We expect that our effective tax rate will increase during the remainder of fiscal 2019; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of September 30, 2018, our available liquidity was $17.1 million, which consisted of available cash and cash equivalents. This represents an increase of $0.5 million from the $16.7 million in cash and cash equivalents as of June 30, 2018.
During the three months ended September 30, 2018, our net cash provided by operating activities was $2.4 million as compared to net cash provided by operating activities of $2.5 million during the three months ended September 30, 2017.
During the three months ended September 30, 2018, our net cash used in investing activities was $1.5 million, as a result of investments in a convertible note receivable and the purchase of fixed assets. During the three months ended September 30, 2017, our net cash used in investing activities was $1.2 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2018 was $0.3 million as a result of our quarterly principal payments on the 2016 Term Loan, partially offset by proceeds from stock option exercises. Cash used in financing activities during the three months ended September 30, 2017 was $0.5 million as a result of our quarterly principal payments on the 2016 Term Loan.

At September 30, 2018 and June 30, 2018, the total amount of our foreign subsidiary cash was $4.0 million and $4.3 million, respectively. The December 2017 tax reform previously mentioned enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we can repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2018, we had working capital (current assets minus current liabilities) of $16.9 million, compared to working capital of $15.1 million at June 30, 2018. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $2.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On March 30, 2016, we entered into a Loan Agreement (the “2016 Loan Agreement”) to refinance our outstanding debt. In connection with the 2016 Loan Agreement and on the same date, we entered into a security agreement (the “Security Agreement”). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “2016 Revolving Loan,” and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the “2016 Credit Facility”).
The principal amount of the 2016 Term Loan is payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If we borrow under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On May 4, 2018, the Company entered into a loan modification agreement, which amended its 2016 Credit Facility (“Amendment No. 1”). Amendment No. 1 revised the maturity date from March 30, 2019 to March 31, 2021 (the “Maturity Date”) and increased the fixed interest rate for the term loan from 4.93% to 5.68%. Amendment No. 1 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 1) was revised from a minimum of 1.50 to 1.00 to 1.25 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was increased from $5.0 million to $8.0 million. The funded debt to EBITDA ratio was replaced with the total liabilities to tangible net worth ratio (as defined in Amendment No. 1) of not greater than 3.00 to 1.00 at the end of each quarter. The minimum tangible net worth measure was removed from the financial covenants.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2018, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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

As of September 30, 2018, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.

Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$5,000	$2,000	$3,000	$—	$—
Interest on long-term debt obligations	399	245	154	—	—
Operating lease obligations	10,263	2,799	5,424	2,040	—
Other operating obligations (1)	11,261	11,261	—	—	—
Total	$26,923	$16,305	$8,578	$2,040	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2018, our shipments of products sold totaling approximately $17.9 million were subject to the return policy. In addition, we allow terminating independent distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at September 30, 2018, compared with $0.4 million at June 30, 2018. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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

During the three months ended September 30, 2018 and 2017, we recognized expenses of $0.3 million and $0.3 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the three months ended September 30, 2018, approximately 31.1% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2018, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our three months ended September 30, 2018 revenue, in the amount of $1.6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. Other Information
Item 1. Legal Proceedings
See Note 7 to our unaudited condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of our legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 15, 2018. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
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

101
The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and June 30, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2018; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

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

LIFEVANTAGE CORPORATION

Date:	November 1, 2018	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2018	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)