Form 10-Q
period 2018-12-31
Lifevantage Corp
filed 2019-02-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 31, 2019 was 14,283,765.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	June 30, 2018
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$18,989	$16,652
Accounts receivable	2,376	2,067
Income tax receivable	2,866	451
Inventory, net	13,301	13,627
Prepaid expenses and other	6,126	6,141
Total current assets	43,658	38,938

Property and equipment, net	5,848	6,587
Intangible assets, net	1,049	1,115
Long-term deferred income tax asset	2,283	3,255
Other long-term assets	1,255	1,247
TOTAL ASSETS	$54,093	$51,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,108	$3,813
Commissions payable	8,071	7,546
Income tax payable	162	39
Other accrued expenses	14,422	10,407
Current portion of long-term debt	2,000	2,000
Total current liabilities	28,763	23,805

Long-term debt
Principal amount	2,500	3,500
Less: unamortized discount and deferred offering costs	(73)	(88)
Long-term debt, net of unamortized discount and deferred offering costs	2,427	3,412
Other long-term liabilities	1,885	1,978
Total liabilities	33,075	29,195
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,267 and 14,073 issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	1	1
Additional paid-in capital	123,501	124,663
Accumulated deficit	(102,494)	(102,731)
Accumulated other comprehensive income	10	14
Total stockholders’ equity	21,018	21,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,093	$51,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
(In thousands, except per share data)
Revenue, net	$58,167	$49,482	$113,776	$98,609
Cost of sales	9,794	9,117	18,994	17,856
Gross profit	48,373	40,365	94,782	80,753
Operating expenses:
Commissions and incentives	28,176	23,395	55,961	46,804
Selling, general and administrative	19,616	14,643	36,918	30,224
Total operating expenses	47,792	38,038	92,879	77,028
Operating income	581	2,327	1,903	3,725
Other expense:
Interest expense	(100)	(103)	(209)	(265)
Other expense, net	(72)	(169)	(120)	(147)
Total other expense	(172)	(272)	(329)	(412)
Income before income taxes	409	2,055	1,574	3,313
Income tax benefit (expense)	420	(1,738)	166	(2,179)
Net income	$829	$317	$1,740	$1,134
Net income per share:
Basic	$0.06	$0.02	$0.12	$0.08
Diluted	$0.06	$0.02	$0.12	$0.08
Weighted-average shares outstanding:
Basic	13,944	13,956	13,996	13,959
Diluted	14,963	14,153	14,996	14,117
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	121	46	(4)	66
Other comprehensive income (loss), net of tax	$121	$46	$(4)	$66
Comprehensive income	$950	$363	$1,736	$1,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2018	14,073	$1	$124,663	$(102,731)	$14	$21,947
Cumulative effect of adoption of accounting principle	—	—	—	(3)	—	(3)
Balances, July 1, 2018	14,073	1	124,663	(102,734)	14	21,944

Stock-based compensation	—	—	629	—	—	629
Exercise of options	35	—	172	—	—	172
Shares canceled or surrendered as payment of tax withholding	(5)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(125)	(125)
Net income	—	—	—	911	—	911
Balances, September 30, 2018	14,103	1	125,464	(101,823)	(111)	23,531

Stock-based compensation	—	—	999	—	—	999
Exercise of options	2	—	12	—	—	12
Issuance of shares related to restricted stock	513	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(222)	—	(2,974)	—	—	(2,974)
Repurchase of company stock	(129)	—	—	(1,500)	—	(1,500)
Currency translation adjustment	—	—	—	—	121	121
Net income	—	—	—	829	—	829
Balances, December 31, 2018	14,267	$1	$123,501	$(102,494)	$10	$21,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2018	2017
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,740	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	672
Stock-based compensation	3,053	1,453
Amortization of deferred financing fees	2	6
Amortization of debt discount	13	10
Deferred income tax	972	690
Changes in operating assets and liabilities:
Accounts receivable	(303)	(218)
Income tax receivable	(2,415)	827
Inventory, net	323	(215)
Prepaid expenses and other	2,206	1,202
Other long-term assets	7	104
Accounts payable	308	(1,582)
Income tax payable	122	192
Other accrued expenses	420	817
Other long-term liabilities	(384)	(410)
Net Cash Provided by Operating Activities	6,942	4,682
Cash Flows from Investing Activities:
Investments in convertible note receivable	(2,000)	—
Purchase of equipment	(272)	(2,117)
Net Cash Used in Investing Activities	(2,272)	(2,117)
Cash Flows from Financing Activities:
Repurchase of company stock	(1,500)	(250)
Payment on term loan	(1,000)	(1,000)
Exercise of options	184	—
Net Cash Used in Financing Activities	(2,316)	(1,250)
Foreign Currency Effect on Cash	(17)	21
Increase in Cash and Cash Equivalents:	2,337	1,336
Cash and Cash Equivalents — beginning of period	16,652	11,458
Cash and Cash Equivalents — end of period	$18,989	$12,794
Non Cash Investing and Financing Activities:
Increase in other accrued expenses for shares purchased as payment of tax withholding	$2,974	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$152	$183
Cash paid for income taxes	$1,066	$471
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
The Company engages in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin and hair care products, including Protandim®, its line of scientifically-validated dietary supplements, TrueScience®, its line of Nrf2-infused skin and hair care products, Petandim™ for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio®, its Smart Energy Drink mixes, PhysIQ™, its Smart Weight Management System, and Omega+, its sustainable fish oil supplement.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2018, and the results of operations for the three and six months ended December 31, 2018 and 2017, and the cash flows for the six months ended December 31, 2018 and 2017. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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

Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2018 and 2017, net foreign currency losses of $0.1 million and $0.1 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2018 and 2017, net foreign currency losses of $0.1 million and $8,000, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2018 and were not designated for hedge accounting. For the three months ended December 31, 2018 and 2017, realized losses of $25,000 and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. For the six months ended December 31, 2018 and 2017, realized losses of $0.1 million and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at December 31, 2018.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2018, the Company had $13.4 million in cash accounts at one financial institution and $5.6 million in accounts at other financial institutions. As of December 31, 2018 and June 30, 2018, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2018 and June 30, 2018 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2018 is not necessary. No bad debt expense has been recorded for the three and six months ended December 31, 2018 and 2017.
Inventory
As of December 31, 2018 and June 30, 2018, inventory consisted of (in thousands):

	December 31, 2018	June 30, 2018
Finished goods	$9,364	$7,859
Raw materials	3,937	5,768
Total inventory	$13,301	$13,627
Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $1.4 million and $1.4 million at December 31, 2018 and June 30, 2018, respectively, related to obsolete and slow-moving inventory.
Convertible Note Receivable

The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019. Interest shall accrue at a rate of 8% per annum, compounded annually. The principal and unpaid accrued interest of the note will either be repaid in cash or converted into shares of equity securities of GEG. As of December 31, 2018, the note receivable balance was $2.0 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.
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
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2018 and 2017 were $0.5 million and $0.3 million, respectively. Research and development expenses for the six months ended December 31, 2018 and 2017 were $0.9 million and $0.5 million, respectively.
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
For the six months ended December 31, 2018 and 2017, the Company recognized an income tax benefit of $0.2 million and income tax expense of $2.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2018 and 2017, the effects of approximately 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2018 and 2017, the effects of approximately 0.2 million and 0.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income	$829	$317	$1,740	$1,134
Denominator:
Basic weighted-average common shares outstanding	13,944	13,956	13,996	13,959
Effect of dilutive securities:
Stock awards and options	1,019	197	1,000	158
Diluted weighted-average common shares outstanding	14,963	14,153	14,996	14,117
Net income per share, basic	$0.06	$0.02	$0.12	$0.08
Net income per share, diluted	$0.06	$0.02	$0.12	$0.08
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
The following table presents the Company's long-lived assets for its most significant geographic markets:

	December 31, 2018	June 30, 2018
United States	$8,060	$9,778
Japan	$949	$921
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
The Company evaluated each of its revenue streams and identified similar performance obligations under Topic 606 as compared to previous revenue recognition guidance. During its evaluation, the Company reviewed its loyalty points program and, based on the new guidance, changed the method of accounting from a cost provision method to a deferred revenue method, which resulted in immaterial adjustments to beginning balances upon adoption. As of December 31, 2018, the Company discontinued its loyalty points program, which resulted in an increase in revenue of approximately $0.5 million from the recognition of deferred revenue related to accrued loyalty points.
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
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). For lessees, this ASU requires that for all leases not considered to be short term, a company recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of the ASU on the Company’s outstanding leases and it consolidated financial statements. The Company expects the adoption will result in a material increase to the assets and liabilities on the consolidated balance sheet, but does not expect a material impact on the consolidated statements of operations and comprehensive income or consolidated statements of cash flows.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU became effective for the Company on July 1, 2018 and will be applied to an award modified on or after July 1, 2018.
Note 3 — Revenue
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenues through product sales to customers. These products include the Protandim® product line, the TrueScience® line of Nrf2-infused skin and hair care products, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System and the Omega+ sustainable fish oil. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Historically, the Company has offered a loyalty points program for its customers that allows the customers to earn points from ongoing purchases that can be redeemed for products. As of December 31, 2018, the Company discontinued its loyalty points program and all revenues previously deferred under the program have been recognized. The Company accounted for these points prior to the discontinuance of the program as a reduction to the transaction price based on estimated usage.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days, if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating independent distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes a refund liability reserve and an asset reserve for its right to recover products based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2018 and June 30, 2018, the returns liability reserve, net was $0.3 million and $0.4 million, respectively.
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenues disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Americas	$42,440	$36,903	$83,519	$73,066
Asia/Pacific & Europe	15,727	12,579	30,257	25,543
Total revenues	$58,167	$49,482	$113,776	$98,609
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
United States	$39,633	$34,914	$77,948	$68,929
Japan	$10,028	$10,383	$20,085	$21,240
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of December 31, 2018, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. Aggregate future principal payments required in accordance with the terms of the 2016 Credit Facility, as amended, are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (remaining six months ending June 30, 2019)	$1,000
2020	2,000
2021	1,500
$4,500
On February 1, 2019, the Company made a principal payment of $2.0 million under the 2016 Term Loan and amended the 2016 Credit Facility to increase the revolving loan facility from $2.0 million to $5.0 million. This amendment also included decreases in the required minimum working capital and fixed charge coverage ratio covenants.
Note 5 — Stockholders’ Equity
During the three and six months ended December 31, 2018, the Company issued 2,000 and 37,000 shares, respectively, of common stock upon the exercise of options. During the three and six months ended December 31, 2018, 0.2 million and 0.2 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act. Accordingly,

transactions, if any, would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the six months ended December 31, 2018, 0.1 million shares of common stock were purchased by the Company under this repurchase program. At December 31, 2018, there is $2.0 million remaining under this repurchase program. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of December 31, 2018, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
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
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On November 15, 2018 and February 2, 2018, the stockholders approved amendments to the 2017 Plan to increase by 715,000 shares and 425,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of December 31, 2018, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2017 Plan upon expiration of the award. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of December 31, 2018, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.5 million shares of the Company's common stock.
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
Employee Stock Purchase Plan
The Employee Stock Purchase Plan ("ESPP") was adopted on September 20, 2018, and subsequently approved by the shareholders on November 15, 2019. The purpose of the ESPP is to provide the Company's employees with the ability to acquire shares of the Company's common stock at a discount to the purchase date fair market value through payroll deductions. During the three and six months ended December 31, 2018, no payroll deductions were made and no shares of common stock were purchased under the ESPP. The first six-month offering period will begin in March 2019.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2018, stock-based compensation of $1.0 million and $1.6 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.7 million and $1.4 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2017, stock-based compensation of $0.6 million and $1.0 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.2 million and $0.4 million, respectively, was included in other accrued expenses, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2018, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, plaintiff alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, plaintiff's amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). However, the amended complaint adds a new antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. LifeVantage filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to LifeVantage’s Motion to Dismiss on December 17, 2018, and LifeVantage filed a reply brief on January 10, 2019. With the matter now being fully briefed for the Court, the Court can issue a ruling based on the briefs submitted by the parties or schedule a hearing for oral argument before entering a decision on the motion. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 9 — Subsequent Events
As previously disclosed in Note 4, on February 1, 2019, the Company made a principal payment of $2.0 million under the 2016 Term Loan and amended the 2016 Credit Facility to increase the revolving loan facility from $2.0 million to $5.0 million. This amendment also included decreases in the required minimum working capital and fixed charge coverage ratio covenants.
As previously disclosed in Note 5, on February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million.
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
Our revenue depends on the number and productivity of our independent distributors and the number of our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:

•
Our scientifically-validated products, including our Protandim® product line, the TrueScience® line of Nrf2-infused skin and hair care products, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, and Omega+ sustainable fish oil supplement;

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
Our Products
Our products are the Protandim® product line, the TrueScience® line of Nrf2-infused skin and hair care products, Axio® Smart Energy Drink mixes, PhysIQ™ Smart Weight Management System, Petandim™ for Dogs, and Omega+, our sustainable fish oil supplement. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers™. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer™ contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Micro-Lift Serum and TrueScience® Hand Cream. Our TrueScience® hair care line includes Shampoo, Conditioner and Scalp Serum. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ ProBio, PhysIQ™ Cleanse and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system.
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

	Active Customers By Region
	As of December 31,
	2018		2017		Change from Prior Year	Percent Change
Americas	95,000	80.5%	86,000	79.6%	9,000	10.5%
Asia/Pacific & Europe	23,000	19.5%	22,000	20.4%	1,000	4.5%
	118,000	100.0%	108,000	100.0%	10,000	9.3%

	Active Independent Distributors By Region
	As of December 31,
	2018		2017		Change from Prior Year	Percent Change
Americas	45,000	68.2%	44,000	71.0%	1,000	2.3%
Asia/Pacific & Europe	21,000	31.8%	18,000	29.0%	3,000	16.7%
	66,000	100.0%	62,000	100.0%	4,000	6.5%
Results of Operations
Three and Six Months Ended December 31, 2018 compared to the Three and Six Months Ended December 31, 2017
Revenue. We generated net revenue of $58.2 million and $49.5 million during the three months ended December 31, 2018 and 2017, respectively. We generated net revenue of $113.8 million and $98.6 million during the six months ended December 31, 2018 and 2017, respectively. Foreign currency fluctuations negatively impacted our revenue $0.3 million or 0.6% and $0.6 million or 0.6% during the three and six months ended December 31, 2018, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2018 and 2017 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	% Change	2018	2017	% Change
United States	$39,652	$34,814	13.9%	$77,976	$68,929	13.1%
Other	2,788	2,089	33.5%	5,543	4,137	34.0%
Americas Total	$42,440	$36,903	15.0%	$83,519	$73,066	14.3%
Revenue in the Americas region for the three and six months ended December 31, 2018 increased $5.5 million or 15.0% and $10.5 million or 14.3%, respectively, from the prior year same periods. Revenue in the United States increased due to our continued investment in our red carpet program, the introduction of our new TrueScience® hair care product line and an overall increase in active members during the current year period. Revenues in Canada and Mexico continue to grow due to increased active member count and further expansion of our product lines in those markets.
Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2018 and 2017 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	% Change	2018	2017	% Change
Japan	$10,028	$10,383	(3.4)%	$20,085	$21,240	(5.4)%
Other	5,699	2,196	159.5%	10,172	4,303	136.4%
Asia/Pacific & Europe Total	$15,727	$12,579	25.0%	$30,257	$25,543	18.5%

Revenue in the Asia/Pacific & Europe region increased $3.1 million or 25.0% and $4.7 million or 18.5% for the three and six months ended December 31, 2018, respectively, as compared to the prior year period. The year over year increase in this region was mainly due to increased revenues in our recently launched Taiwan market and substantial increases in our Europe and Australia markets as we continue to focus on growth in these regions. Revenue in the Asia/Pacific & Europe region was negatively impacted approximately $0.2 million or 1.4% and $0.3 million or 1.3% during the three and six months ended December 31, 2018, respectively, as compared to the prior year periods, by foreign currency exchange rate fluctuations. Foreign currency fluctuations had a minimal impact on our Japan market during the quarter. On a constant currency basis, revenue in Japan decreased 3.6% and 5.2% for the three and six months ended December 31, 2018, respectively, as compared to the prior year periods. Revenue in Japan decreased mainly due to an overall decrease in active members.
Globally, we continue to focus on strengthening our core business through our fiscal 2019 initiatives, which include continued investment in our red carpet program, expanding our global footprint, including the roll out of our product lines to international markets, and the continued development and enhancement of compelling distributor training tools and technologies that will help our independent distributors grow their businesses. During the six months ended December 31, 2018, we completed our first two full fiscal quarters of operations in Taiwan, opened full on-the-ground business operations in Austria, further expanded our product offerings with the introduction of our TrueScience® hair care product line and held large events for our independent distributors in the U.S. and Japan, including Global Convention that was held during the second quarter of fiscal 2019. We continue working on refining our mainland China e-commerce business model and remain committed to pursuing growth in each of our markets and operating our business in accordance with our strengthened business practices.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2018 and 2017 was 83.2% and 81.6%, respectively. Our gross profit percentage for the six months ended December 31, 2018 and 2017 was 83.3% and 81.9%, respectively.
As a percentage of total revenues, cost of sales for the three months ended December 31, 2018 decreased to 16.8% compared to 18.4% for the three months ended December 31, 2017. As a percentage of total revenues, cost of sales for the six months ended December 31, 2018 decreased to 16.7% compared to 18.1% for the six months ended December 31, 2017. The decrease in cost of sales as a percentage of revenue is primarily due to benefits of a price increase and changes to our product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2018 were $28.2 million or 48.4% of revenues as compared to commissions and incentives expenses of $23.4 million or 47.3% of revenues for the three months ended December 31, 2017. Commissions and incentives expenses during the six months ended December 31, 2018 were $56.0 million or 49.2% of revenues as compared to commissions and incentives expenses of $46.8 million or 47.5% of revenues for the six months ended December 31, 2017.
The increase in commissions and incentives expenses as a percentage of revenues for the three and six months ended December 31, 2018 as compared to the prior year period is due to the continued investment in our red carpet program and other promotional programs and incentives designed to increase revenues. We also held several incentive events during the first half of fiscal 2019 which contributed to the increased percentage. Distributor commissions as a percentage of commissionable revenues generated remained consistent during the comparable periods.
We expect commissions and incentives expenses for the remainder of fiscal 2019 to decrease slightly as a percentage of revenue as we continue to refine our investments in our incentive and promotional activities. We anticipate that there will continue to be fluctuations from quarter to quarter caused by the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2018 were $19.6 million as compared to selling, general and administrative expenses of $14.6 million for the three months ended December 31, 2017. Selling, general and administrative expenses during the six months ended December 31, 2018 were $36.9 million as compared to selling, general and administrative expenses of $30.2 million for the six months ended December 31, 2017.
The increase in selling, general and administrative expenses during the three and six months ended December 31, 2018 compared to the prior year same period primarily was due to expenses associated with Global Convention and other events, including both our U.S. Elite Academy and our Japan convention held during the first half of fiscal 2019. Expenses associated with stock and other employee incentive compensation programs increased as a result of improved revenue performance and increases in our share price as compared to the prior year period.
We expect selling, general and administrative expenses, as a percent of revenue, to decrease for the remainder of the fiscal year due to decreased event spending and as we leverage current spending and execute on our strategic investments and initiatives designed to increase revenue. We also anticipate that there will be fluctuations from period to period due to the timing of product and market launches and other planned events.
Total Other Expense. During the three and six months ended December 31, 2018, we recognized net other expenses of $0.2 million and $0.3 million, respectively, as compared to net other expenses of $0.3 million and $0.4 million, respectively, for the three and six months ended December 31, 2017. Total other expense for the three and six months ended December 31, 2018 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Contractual interest expense:
2016 Term Loan	$73	$88	$153	$183
Amortization of deferred financing fees:
2016 Term Loan	1	3	2	6
Amortization of debt discount:
2016 Term Loan	5	5	13	10
Other	21	7	41	66
Total interest expense	$100	$103	$209	$265
Income Tax Benefit (Expense). We recognized an income tax benefit of $0.4 million and $0.2 million, respectively, for the three and six months ended December 31, 2018 as compared to income tax expense of $1.7 million and $2.2 million, respectively, for the three and six months ended December 31, 2017.
The effective tax rate was (10.5)% of pre-tax income during the six months ended December 31, 2018, compared to 65.8% for the same prior year period. The tax rate for the second quarter of fiscal 2019 was favorably benefited by discrete book to tax differences resulting from the vesting of performance restricted stock units that occurred during the quarter. In addition, the effective tax rate was benefited by the federal tax reform legislation enacted during December 2017 that reduced the corporate tax rate from 35% to 21%.
We expect that our effective tax rate will increase during the remainder of fiscal 2019 as the impact of the discrete benefit mentioned above is diluted as our pre-tax income increases; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of December 31, 2018, our available liquidity was $19.0 million, which consisted of available cash and cash equivalents. This represents an increase of $2.3 million from the $16.7 million in cash and cash equivalents as of June 30, 2018.
During the six months ended December 31, 2018, our net cash provided by operating activities was $6.9 million as compared to net cash provided by operating activities of $4.7 million during the six months ended December 31, 2017.
During the six months ended December 31, 2018, our net cash used in investing activities was $2.3 million, as a result of investments in a convertible note receivable and the purchase of fixed assets. During the six months ended December 31, 2017, our net cash used in investing activities was $2.1 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2018 was $2.3 million as a result of our quarterly principal payments on the 2016 Term Loan and repurchase of company stock, partially offset by proceeds from stock option exercises. Cash used in financing activities during the six months ended December 31, 2017 was $1.3 million as a result of our quarterly principal payments on the 2016 Term Loan and repurchase of company stock.
At December 31, 2018 and June 30, 2018, the total amount of our foreign subsidiary cash was $5.9 million and $4.3 million, respectively. The December 2017 tax reform previously mentioned enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we can repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2018, we had working capital (current assets minus current liabilities) of $14.9 million, compared to working capital of $15.1 million at June 30, 2018. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million, as amended on February 1, 2019. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2018, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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

As of December 31, 2018, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$4,500	$2,000	$2,500	$—	$—
Interest on long-term debt obligations	326	216	110	—	—
Operating lease obligations	9,627	2,847	5,093	1,687	—
Other operating obligations (1)	24,654	12,429	9,134	3,091	—
Total	$39,107	$17,492	$16,837	$4,778	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of December 31, 2018, our shipments of products sold totaling approximately $18.4 million were subject to the return policy. In addition, we allow terminating independent distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at December 31, 2018, compared with $0.4 million at June 30, 2018. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended December 31, 2018 and 2017, we recognized expenses of $0.3 million and $0.5 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the six months ended December 31, 2018, approximately 31.5% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenues and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2018, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 2.8% decrease of our six months ended December 31, 2018 revenue, in the amount of $3.2 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we are authorized to repurchase up to $5.0 million of our outstanding shares through November 27, 2020. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, under the pre-arranged repurchase plan would be completed in accordance with the terms of the stock repurchase plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended December 31, 2018, we repurchased 128,541 shares of our common stock on the open market at an aggregate purchase price of $1.5 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended December 31, 2018. All purchases listed below were made in the open market at prevailing market prices and pursuant to trading plans adopted by us pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$—
November 1 - November 30	128,541	$11.67	128,541	$2,000,000
December 1 - December 31	—	$—	—	$—
Total	128,541		128.541
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

2.1	Plan of Conversion, dated March 9, 2018	Exhibit 2.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Bylaws, effective March 9, 2018	Exhibit 3.2 to the Current Report on Form 8-K filed on March 13, 2018.

3.3	Certificate of Conversion as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.3 to the Current Report on Form 8-K filed on March 13, 2018.

3.4	Statement of Conversion as filed with the Colorado Secretary of State on March 9, 2018	Exhibit 3.4 to the Current Report on Form 8-K filed on March 13, 2018.

10.1#	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Exhibit 10.1 to Current Report on Form 8-K filed on November 19, 2018.

10.2#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to Current Report on Form 8-K filed on November 19, 2018.

10.3#	Amended and Restated LifeVantage Corporation 2019 Employee Stock Purchase Plan	Filed herewith

10.4#	Amended and Restated Employment Agreement, dated January 8, 2019, by and between Darren Jensen and LifeVantage Corporation	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2018 and June 30, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2018; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text
Filed herewith

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

#	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 4, 2019	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2019	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)