Form 10-K
period 2019-06-30
Lifevantage Corp
filed 2019-08-14
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2019

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
9785 S Monroe Street, Suite 400
Sandy, Utah 84070
(Address of principal executive offices, including zip code)

(801) 432-9000
Registrant's telephone number
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	LFVN	The Nasdaq Stock Market LLC
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2018, the end of the registrant's second fiscal quarter, was approximately $188.2 million, based on a closing market price of $13.19 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 9, 2019 was 14,116,377 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2020 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2019.

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
These forward-looking statements may be identified in this report and the information incorporated by reference by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to properly manage, motivate and retain our independent distributors or to attract new independent distributors on an ongoing basis;

•	Inability to manage existing markets, open new international markets or expand our operations;

•	Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;

•	Inability of new products and technological innovations to gain distributor or market acceptance;

•	Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;

•	Inability to appropriately manage our inventory;

•	Potential adverse effects on our business and stock price due to ineffective internal controls;

•	Disruptions in our information technology systems;

•	Inability to protect against cyber security risks and to maintain the integrity of data;

•	Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;

•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;

•	Inability to raise additional capital or complete desired acquisitions;

•	Dependence upon a few products for revenue;

•	High quality materials for our products may become difficult to obtain or expensive;

•	Dependence on third parties to manufacture our products;

•	Disruptions to the transportation channels used to distribute our products;

•	We may be subject to a product recall;

•	Unfavorable publicity on our business or products;

•	Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•	Legal proceedings may be expensive and time consuming;

•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our products;

•	Risk of investigatory and enforcement action by the Federal Trade Commission;

•	Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•	Failure to comply with anti-corruption laws;

•	Loss of, or inability to attract, key personnel;

•	We may be held responsible for certain taxes or assessments and other obligations relating to the activity of our independent distributors;

•	Competition in the dietary supplement market;

•	Our inability to protect our intellectual property rights;

•	Third party claims that we infringe on their intellectual property;

•	Product liability claims against us;

•	Economic, political, foreign exchange and other risks associated with international operations;

•	Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;

•	Volatility of the market price of our common stock;

•	Substantial sales of shares may negatively impact the market price of our common stock; and

•	Dilution of outstanding common shares may occur if holders of our existing options exercise their securities or upon future vesting of performance restricted stock units.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation (sometimes used herein, the "Company," "we," "us," "our," and similar terms) is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model.
We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and personal care products, including our scientifically-validated Protandim® line of dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System.
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
Fiscal Year 2019 Highlights
New Product Offerings
In fiscal year 2019, we continued to launch innovative new products. Our award-winning TrueScience® Hair Care System first debuted in October 2018 at the company’s Global Convention in Salt Lake City. The system, which features an Invigorating Shampoo, Nourishing Conditioner, and Scalp Serum, differentiates itself by specifically targeting biohackers and stands out in the hair care market, which typically forces consumers to choose between cleanliness and effectiveness. At our Elite Academy in February 2019, we launched PhysIQ™ Prebiotic as part of a refresh and relaunch of our enhanced PhysIQ™ Smart Weight Management System. PhysIQ™ Prebiotic is a supplement geared to support a balanced gut microbiome and promote a healthy bacteria balance and digestive tract. The Prebiotic completely sold out of the inventory in stock at the event.
Global Expansion
To further support our global expansion initiative, we expanded our business operations in Europe with the launch of our Austria market in September 2018, Spain in March 2019, Ireland in May 2019, and Belgium in June 2019.
Technology Innovation
We continued to develop, enhance and improve the LifeVantage app, which is available for download on iTunes and Google Play stores. This custom-developed platform is pioneering new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The app provides distributors with tools and communications that help simplify business activities, walk new distributors through starting their business, improve prospecting and close new clients and distributors.

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
Red Carpet Program
We continued to grow through our Red Carpet program, which is designed to attract and incentivize experienced direct selling sales leaders who are in transition to join LifeVantage. We have seen a strong positive response to our Red Carpet program as evidenced by an increase in revenue. We have significantly increased leadership enrollments and hope to see improved retention and active distributor counts as a result of this program.
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

•
Our Products: We have a focus in nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes to support good health. We have developed quality, scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System. The Protandim® product line includes Protandim® NRF1 and Nrf2 Synergizers. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria to support cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer contains a patented blend of ingredients and has been shown to combat oxidative stress by increasing the body’s natural antioxidant protection at the gene level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® anti-aging skin care line includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, and TrueScience® Hand Cream. Our TrueScience® Hair Care System includes TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic, and PhysIQ™ Protein Shake mix, all formulated to aid in weight management. We believe our significant number of customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.

•
Technology-Enabled Distributor Training and Resources: We are committed to providing our independent distributors with resources and training designed to increase their productivity and potential for success. We are dedicated to using technology to facilitate a streamlined approach for independent distributors to manage their businesses and sell our products. The LifeVantage app, which is available for download on iTunes and Google Play stores, is a custom-developed platform that provides new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The LifeVantage app was designed to allow users to conduct any aspect of their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom. In addition, we provide training materials and we encourage our independent distributors to participate in company-sponsored events, including conventions, promotions and incentives.

•
Our Culture: We are committed to creating a culture for our independent distributors, customers and employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent distributors agree to abide by our policies and procedures. Our policies and procedures, when followed, are designed to ensure that our independent distributors comply with applicable laws and regulations. Our compliance department monitors the activities of our independent distributors as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent distributors who share our commitment to these principles.

•
Customer Acquisition: We introduced our global customer acquisition program in April 2018 to expand the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables our distributors to leverage their international relationships outside of their home countries. The program initially launched in eight markets and we plan to continue exploring additional potential markets. To further drive customer acquisition, we launched our Auto-Assigned Customer Program, which allows new customers to order directly through www.lifevantage.com without being required to go through a distributor on their initial order. After the initial order, these new customers are then assigned to distributors for ongoing support. This program provides consumers easier access to our innovative products while providing referrals to our distributor force.

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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated products under the Protandim®, TrueScience®, Petandim™ for Dogs, Axio®, PhysIQ™ and LifeVantage® federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas through biohacking that help individuals feel, look and perform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
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
The Vitality Stack is designed to provide a great foundation for wellness. It includes four of our nutrigenomics products that help support healthy organs, including the brain, heart, eyes, and other vitals. Protandim® NRF1 Synergizer boosts mitochondrial function to help organs work efficiently and Protandim® Nrf2 Synergizer protects those same cells from oxidative stress. LifeVantage® Omega+ supports the cell membranes and receptors that improve the way the heart, blood, and genes function while providing the heart, eye, and brain the structural support they need. LifeVantage® ProBio provides an increased diversity of gut bacteria and beta glucans to support healthy immune function, nutrient production and balance and promote better gut-brain health. Vitality Stack is our premier product bundle and we also offer stacks for our PhysIQ™ and TrueScience® product lines.
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
LifeVantage® Omega+
LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system.
LifeVantage® ProBio
LifeVantage® ProBio is a dietary supplement designed to support long-term gut health by restoring healthy gut bacteria to support digestive system health.
PhysIQ™ Smart Weight Management System
We sell a full line of weight management products under our PhysIQ™ brand, which consists of:

•	PhysIQ™ Fat Burn: a supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.

•	PhysIQ™ Prebiotic: a supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.

•	PhysIQ™ Protein Shake: a combination of fast and slow release proteins designed to satisfy hunger and deliver amino acids to support quick recovery and improved muscle synthesis.
TrueScience® Skin Care
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:

•	TrueScience® Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping natural oils in the skin.

•	TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.

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
TrueScience® Hair Care
We sell a full line of hair care products under our LifeVantage TrueScience® brand, which consists of:

•	TrueScience® Invigorating Shampoo: Mild surfactant and added amino acid blend cleans hair without drying out the scalp.

•	TrueScience® Nourishing Conditioner: Deeply nourishing weightless conditioner helps hair feel soft and smooth and look fuller and thicker.

•	TrueScience® Scalp Serum: Nourishes scalp to support normal hair growth while soothing all scalp types.
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
Members
We generally categorize our members as independent distributors and customers.
Independent Distributors
An independent distributor in our company is someone who participates in our direct sales opportunity by purchasing our products at wholesale prices and selling our products to others. We believe our independent distributors are typically entrepreneurs who believe in our products and desire to earn income by building a business of their own. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors purchase product from us for individual consumption, but also purchase small quantities of product from us to use for demonstrations and one-off, person-to-person retailing opportunities. They also encourage others to purchase our products, either for personal consumption or resale.

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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2019 and 2018, we had approximately 66,000 and 63,000 active independent distributors, respectively.
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
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. We provide tools, training and technology designed to increase our independent distributors' productivity and increase their potential for success. We offer training and business development opportunities to our independent distributors, including the following:

•	Blueprint: professionally-designed training materials independent distributors can utilize in their sales efforts;

•	Digital Training: our digital audio series presented by our independent distributor leaders provides training and tips on becoming more productive independent distributors;

•	Elite Academy and Global Convention: regularly occurring company-sponsored events intended to provide training and motivation to our independent distributors;

•	Promotions and Incentive Trips: we hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals; and

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
Customers
Customers purchase products directly from us at our wholesale price on a monthly subscription basis for personal consumption, without the intent to resell or earn commissions from the sale of products. A customer may enroll as an independent distributor at any time if he or she becomes interested in reselling the product. We believe our customers are a great source of word-of-mouth advertising for our products. We also believe our large base of customers validates the benefits of our products, separate from the direct selling opportunity.
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2019 and 2018, we had approximately 119,000 and 116,000 active customers, respectively.
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
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal year 2019, revenue generated in the United States accounted for approximately 67% of our total revenue and revenue generated from Japan accounted for approximately 18% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2019		2018		2017
Americas	$163,236	72.2%	$151,609	74.6%	$150,841	75.6%
Asia/Pacific & Europe	62,722	27.8%	51,595	25.4%	48,648	24.4%
Total	$225,958	100.0%	$203,204	100.0%	$199,489	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 137 full-time employees as of June 30, 2019. We utilize our network of independent distributors located throughout the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium to market and sell our products. We also market our products in a number of countries to customers for personal consumption only. In addition, we market and sell our products in China through our e-commerce business model powered by in-country social marketers.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products.
We currently outsource the manufacture of our products to multiple contract manufacturers. Our contract manufacturers have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and be prepared for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders.
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
Intellectual Property
We use commercially reasonable efforts to protect our intellectual property through patent protection, trademarks and trade secrets, licensed rights and contractual protections, and intend to continue to develop a strong brand identity for our company and our products.
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

Omega Fatty Acid Products
There are many companies that market Omega supplements, including Omega-3. Although LifeVantage® Omega+ contains a unique combination of DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3, we anticipate additional companies will likely develop products that are competitive with LifeVantage® Omega+.
Probiotic Products
There are many companies that market probiotic supplements and we anticipate additional companies will likely continue to develop products that are competitive with our LifeVantage® ProBio supplement.
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
Personal Hair Care Market
In the personal hair care market, we compete principally with large, well-known hair care companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based hair care products.
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
DSHEA permits statements of nutritional support, called “structure-function” statements, to be included in labeling for dietary supplements without FDA marketing approval. Such statements may claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States, describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, characterize the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or describe general well-being from consumption of a nutrient or dietary ingredient. Such statements may not expressly or impliedly claim that a dietary supplement is intended to diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a structure-function statement in labeling must possess evidence substantiating that the statement is truthful and not misleading and is supported by competent and reliable scientific evidence.
The FDA may assert that a particular structure-function statement that a company is using is an illegal claim; that assertion, normally, is in the form of a warning letter to that company. We have a duty to send to the FDA a notice that lists each new structure-function statement made by us; we are obligated to send that notice within 30 days after the first marketing of a supplement with such a statement.
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
FTC Regulations
Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. The FTC Act provides that disseminating any false advertisement pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice. An advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. We are required to have adequate scientific substantiation for all material advertising claims made for our products in the United States. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims, which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.
The National Advertising Division, or NAD, of the national Better Business Bureau, a non-governmental not-for-profit organization through its Advertising Self-Regulatory Council, or ASRC, is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite claim substantiation standard exists for advertising claims, including specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website, and the NAD often refers cases to the FTC if the advertisers do not agree to modify their advertising in conformance with the NAD decision. We have been the subject of a NAD proceeding in 2008 and 2009, which was concluded in 2009.
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
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of statutory and regulatory schemes. We typically market our Protandim® line of products in international markets as foods, health foods or dietary supplements under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” or equivalent in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim® Nrf2 Synergizer. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® Nrf2 Synergizer that contains ashwagandha in Japan. As such, we reformulated Protandim® Nrf2 Synergizer for the Japan market to exclude ashwagandha. This reformulated Protandim® Nrf2 Synergizer was introduced in Japan in fiscal year 2013.
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
Employees
As of June 30, 2019 and 2018, we had 227 and 220 full-time employees, respectively. As of June 30, 2019, 177 of our full-time employees were based in the United States, 29 were based in Japan and 21 were based in Thailand, Hong Kong, Taiwan and Australia. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
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
We may not be successful in expanding our operations. Although we began to sell our products through our direct selling network in fiscal year 2009, we still have limited experience in selling our products through direct selling compared to other companies in our industry. As such, we may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, from time to time, we are compelled to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us. In the past, some of these terminations have caused disruption among our independent distributors, and such terminations or resulting disruption in the future may slow our growth. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with the goals of our company. We also have limited experience expanding into new geographic markets. This limited experience was a contributing factor to the conduct that led to the independent review conducted by our audit committee in 2016. Although we are seeking to continue our expansion, if we fail to effectively expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
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
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal 2019, we generated approximately 33% of our revenue from our international operations, a majority of which was generated from Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties which have resulted in adverse consequences to our business and financial results, including slower than anticipated growth, the closure of one of our markets (the Philippines) and disruption to our business as we implemented changes to our systems and distributor enrollment requirements as a result of the independent review conducted by our audit committee in 2016. Our business and financial results may also be negatively impacted if a particular market or new business model, such as our China e-commerce business model, is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
We collect and retain large volumes of data relating to our business and from our employees, independent distributors and customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or customers, which could harm our brand and reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, all of which would substantially harm our business and operating results.
Further, we are subject to changes in the regulatory environment regarding privacy and data protection. Our growth and expansion into a variety of new markets may potentially involve new regulatory issues and requirements. For example, many countries, such as European Union member countries as a result of the General Data Protection Regulation (GDPR), are introducing, or have already introduced into local law some form of traffic and user data retention requirements. Compliance with these retention requirements can be difficult and costly from a legal, operational and technical perspective and could harm our business and operational results.
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
We entered into a Financing Agreement in March 2016, which was subsequently amended in May 2018 and February 2019, that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $5 million. As of June 30, 2019, the principal amount owing under the credit facility was approximately $1.5 million. The principal amount borrowed under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay the principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
Global economic conditions continue to be challenging and unpredictable. A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent distributors, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenue is generated in Japan, strengthening of the U.S. Dollar versus the Japanese yen has had and, in the future, could have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
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
Although we generate revenue through the sale of our Petandim™ for Dogs, Axio®, PhysIQ™ and LifeVantage® products, we primarily rely on our Protandim® and TrueScience® product lines for our revenue, which collectively represent approximately 78% of our total revenue. We do not currently have a broad portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. If we are unable to sustain or increase the price or sales levels for the Protandim® and TrueScience® product lines, our business could be harmed.
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
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture. These activities are also regulated by various state, local, and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction of our products, or require us to reformulate our products or change the claims we make about them, which could result in lost revenue, increased costs and delay our expansion into new international markets.
The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional support that we make to support the marketing of a dietary supplement is an impermissible drug claim, or is an unauthorized version of a “health claim.” The FDA, the FTC, or state attorneys general may also determine that a particular claim we make for our products is not substantiated. Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA or other regulators could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenue from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
In April 2017, we received a warning letter from the FDA alleging that information on our website contained impermissible drug claims relating to our Protandim® Nrf2 Synergizer product. We believe the letter from the FDA contained factual inaccuracies and we responded promptly to the FDA. The FDA subsequently concluded that the issues set forth in the warning letter have been fully resolved. We believe we do not claim that any of our products prevent, diagnose, treat or cure any disease in any of our marketing materials or labeling and we proactively and consistently engage distinguished experts in FDA law and regulation to ensure our promotional materials and websites adhere to applicable requirements and restrictions. Nevertheless, in the future, we may receive similar warning letters from the FDA if it believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. FDA warning letters are available to the public on the FDA’s website. That information could negatively affect our relationships with our investors, independent distributors, vendors, and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over dietary supplements, and in early 2019 FDA announced its plan to strengthen the regulation of dietary supplements by modernizing its oversight of supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute dietary supplements or impose additional burdens or requirements on dietary supplement companies or require us to reformulate our products.
In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act imposes significant regulatory requirements on dietary supplement manufacturers, packers and distributors including the reporting of “serious adverse events” to the FDA and record keeping requirements. Complying with this legislation could raise our costs and negatively impact our business. We and our suppliers are also required to comply with FDA regulations with respect to current Good Manufacturing Practices in manufacturing, packaging, or holding dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that we and our subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products.
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
Regulations governing the production and marketing of our products could harm our business.
We are subject to various domestic and foreign laws and regulations that regulate the production and marketing of our products. If, for example, a determination that our dietary supplement products are used to diagnose, treat, cure, or prevent any disease or illness, including due to improper marketing claims by our independent distributors, it may lead to a determination that the LifeVantage® supplements require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on the contents of our products or require us to reformulate our products.
We are subject to the risk of investigatory and enforcement action by the FTC and state attorneys general.
We are subject to the risk of investigatory and enforcement action by the FTC and state attorneys general based on our advertising claims and marketing practices. The FTC routinely reviews product advertising, including websites, to identify significant questionable advertising claims and practices. The FTC has brought many actions against dietary supplement companies, including some actions that were brought jointly with state attorneys general, based upon allegations that applicable advertising claims or practices were deceptive or not substantiated. If the FTC initiates an investigation, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. Any investigation may be very expensive to defend and may result in an adverse ruling or in a consent decree.
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
We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent distributors, which could harm our financial condition and operating results.
Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect or withhold taxes, such as value added taxes or income taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, or our independent distributors are deemed to be conducting business in countries outside of the country in which they are authorized to do business, we may be held responsible for social security, income, and other related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent distributors were deemed to be employees rather than independent contractors, we may be obligated to pay certain employee benefits, such as workers compensation and unemployment insurance. Further, if our independent distributors are misclassified as employees, we would also face the threat of increased vicarious liability for their actions.
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
The manufacture and sale of any product for human consumption raises the risk of product liability claims. These claims may derive from the product itself or a contaminant found in the product from the manufacturing, packaging, sales process or even due to tampering by unauthorized third parties. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce all of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for these products despite not manufacturing them. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenue and operating income. Although we maintain insurance coverage, there is a risk that our insurance will not cover our potential exposure completely or would fail to cover a particular claim, in which case we may not have the financial resources to satisfy such claim. In addition, certain types of damages, such as punitive damages, are not covered by our insurance policy.
Economic, political, and other risks associated with our international operations could adversely affect our revenue and international growth prospects.
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
As of June 30, 2019, we had 14.1 million shares of common stock outstanding. As of June 30, 2019, we also had stock options outstanding for an aggregate of 0.5 million shares of common stock. Additionally, the future vesting of performance restricted stock units may further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
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

ITEM 3 — LEGAL PROCEEDINGS
See Note 12 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the Company's legal proceedings.
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
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2019, we had 90 shareholders of record and 14.1 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2014 through June 30, 2019. The data shown assumes an investment on June 30, 2014 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	NASDAQ Composite	Peer Group
June 30, 2014	$100.00	$100.00	$100.00
June 30, 2015	$36.81	$114.44	$73.49
June 30, 2016	$134.92	$112.51	$67.32
June 30, 2017	$42.96	$144.35	$83.39
June 30, 2018	$63.19	$178.42	$98.71
June 30, 2019	$128.77	$192.30	$76.49
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the 2016 Credit Facility, as amended, contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
On November 27, 2017, we announced a share repurchase program authorizing us to repurchase up to $5 million in shares of our common stock. The repurchase program permits us to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, our board of directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. During the three months ended June 30, 2019, we repurchased 0.2 million shares of our common stock on the open market at an aggregate purchase price of $2.9 million under this repurchase plan.
The following table provides information with respect to all purchases made by us during the three months ended June 30, 2019. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$—
May 1 - May 31	165,458	$12.09	165,458	$9,793,882
June 1 - June 30	80,400	$11.80	80,400	$8,845,365
Total	245,858		245,858
Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP.
The consolidated statement of operations data for each of the fiscal years ended June 30, 2019, 2018 and 2017, and the consolidated balance sheet data as of June 30, 2019 and 2018, have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the fiscal years ended June 30, 2016 and 2015, and the consolidated balance sheet data as of June 30, 2017, 2016 and 2015, have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$225,958	$203,204	$199,489	$206,540	$190,336
Cost of sales	37,973	34,848	33,456	33,932	28,010
Gross profit	187,985	168,356	166,033	172,608	162,326
Operating expenses:
Commissions and incentives	108,620	98,193	96,662	103,120	91,074
Selling, general and administrative	69,551	59,840	64,922	56,074	57,353
Total operating expenses	178,171	158,033	161,584	159,194	148,427
Operating income	9,814	10,323	4,449	13,414	13,899
Other expense:
Interest expense	(323)	(456)	(570)	(3,321)	(3,087)
Other expense, net	(261)	(319)	(969)	(1,409)	(159)
Total other expense	(584)	(775)	(1,539)	(4,730)	(3,246)
Income before income taxes	9,230	9,548	2,910	8,684	10,653
Income tax expense	(1,801)	(3,787)	(1,302)	(2,578)	(3,528)
Net income	$7,429	$5,761	$1,608	$6,106	$7,125
Net income per share:
Basic	$0.53	$0.41	$0.12	$0.44	$0.51
Diluted	$0.50	$0.41	$0.11	$0.42	$0.50
Weighed-average shares outstanding:
Basic	14,055	13,992	13,881	13,730	13,899
Diluted	14,980	14,136	14,118	14,531	14,150

	As of June 30,
	2019	2018	2017	2016	2015
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,824	$16,652	$11,458	$7,883	$13,905
Working capital	16,993	15,133	12,191	12,484	3,259
Total assets	55,273	51,142	45,249	50,855	40,065
Current liabilities	26,195	23,805	23,355	30,628	27,663
Long-term debt, net of unamortized discount	—	3,412	5,440	7,409	8,533
Total liabilities	28,074	29,195	30,722	40,206	38,259
Total stockholders' equity	27,199	21,947	14,527	10,649	1,806

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in connection with our financial statements and related notes beginning on page F-1 following Part III of this report.
Overview
We are a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin care products. We currently sell our products to customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.

Our revenue depends on the number and productivity of our independent distributors and the number of our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:

•
Our products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System;

•	Our compensation plan and other sales initiatives; and

•	Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Our Products
Our line of scientifically-validated dietary supplements includes Protandim® NRF1 and Nrf2 Synergizers, LifeVantage® Omega+ and ProBio. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® line of anti-aging skin and hair care products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management. The following table shows revenues by major product line for the fiscal years ended June 30, 2019, 2018 and 2017.

	Years ended June 30,
	2019		2018		2017
Protandim® product line	$155,499	68.8%	$133,923	65.9%	$130,873	65.6%
TrueScience® product line	20,881	9.2%	21,665	10.7%	24,440	12.3%
Other	49,578	22.0%	47,616	23.4%	44,176	22.1%
Total	$225,958	100.0%	$203,204	100.0%	$199,489	100.0%
Our revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2018 and 2017. For the fiscal year ended June 30, 2019, Protandim® was the only product line that accounted for more than 10% of total revenue. On a combined basis, these products represent approximately 78.0%, 76.6% and 77.9% of our total net revenue for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
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
The following tables summarize the changes in our active member base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active members those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of June 30,
	2019		2018		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	44,000	66.7%	45,000	71.4%	(1,000)	(2.2)%
Asia/Pacific & Europe	22,000	33.3%	18,000	28.6%	4,000	22.2%
Total Active Independent Distributors	66,000	100.0%	63,000	100.0%	3,000	4.8%

Active Customers
Americas	95,000	79.8%	94,000	81.0%	1,000	1.1%
Asia/Pacific & Europe	24,000	20.2%	22,000	19.0%	2,000	9.1%
Total Active Customers	119,000	100.0%	116,000	100.0%	3,000	2.6%

Active Members
Americas	139,000	75.1%	139,000	77.7%	—	—%
Asia/Pacific & Europe	46,000	24.9%	40,000	22.3%	6,000	15.0%
Total Active Members	185,000	100.0%	179,000	100.0%	6,000	3.4%
Income Statement Presentation
We report revenue in two geographic regions and we translate revenue from each market's local currency into U.S. Dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenue, and shipping and handling fees, net of applicable sales discounts. Revenue is recognized at the time of shipment, which is when the passage of title and risk of loss to customers occurs. Also reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the years indicated. The following table should be reviewed in connection with the tables presented under "Results of Operations" (in thousands):

	For the fiscal years ended June 30,
	2019		2018		2017
Americas	$163,236	72.2%	$151,609	74.6%	$150,841	75.6%
Asia/Pacific & Europe	62,722	27.8%	51,595	25.4%	48,648	24.4%
Total	$225,958	100.0%	$203,204	100.0%	$199,489	100.0%
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

Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent distributors for personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to our net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on sales materials, which are sold to our independent distributors. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our Red Carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses.
Selling, general and administrative expenses include wages and benefits, stock compensation expenses, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs, and other operating expenses. Wages and benefits and stock compensation expenses represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of distributor conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. Marketing and event costs also include expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake.
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
Results of Operations
For the fiscal years ended June 30, 2019, 2018 and 2017, we generated net revenue of $226.0 million, $203.2 million and $199.5 million, respectively, recognized operating profit of $9.8 million, $10.3 million and $4.4 million, respectively, and recognized net income of $7.4 million, $5.8 million and $1.6 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the fiscal years ended June 30,
	2019	2018	2017
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	16.8	17.1	16.8
Gross profit	83.2	82.9	83.2
Operating expenses:
Commissions and incentives	48.1	48.3	48.5
Selling, general and administrative	30.8	29.4	32.5
Total operating expenses	78.9	77.7	81.0
Operating income	4.3	5.2	2.2
Other expense:
Interest expense	(0.2)	(0.2)	(0.3)
Other expense, net	(0.1)	(0.2)	(0.5)
Total other expense	(0.3)	(0.4)	(0.8)
Income before income taxes	4.0	4.8	1.4
Income tax expense	(0.8)	(1.9)	(0.7)
Net income	3.2%	2.9%	0.7%

Comparison of Fiscal Years Ended June 30, 2019 and 2018
Revenue, net. We generated net revenue of $226.0 million and $203.2 million during the fiscal years ended June 30, 2019 and 2018, respectively. Foreign currency fluctuations negatively impacted our net revenue $1.6 million or 0.8%. During fiscal 2019, we generated year over year increases in revenue in all of our markets, except for Japan, resulting in an overall increase in revenue of $22.8 million. We began full sales operations in Austria, Spain, Ireland and Belgium and had our first full year of operations in Taiwan, which was launched in June 2018. These market launches, as well as continued expansion of our product lines and additional investment in our red carpet program, contributed to the year over year increase.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2019 and 2018 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2019	2018	% change
United States	$151,966	$142,452	6.7%
Other	11,270	9,157	23.1%
Americas Total	$163,236	$151,609	7.7%
Revenue in the Americas region for the fiscal year ended June 30, 2019 increased $11.6 million, or 7.7%, compared to the prior year. Revenue in the Americas increased due to the continued investment in our red carpet program, the introduction of our new TrueScience® Hair Care System, an increase in active customers during the current year period and further expansion of our product lines in Mexico and Canada.
Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2019 and 2018 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2019	2018	% change
Japan	$40,796	$41,843	(2.5)%
Greater China	7,924	1,493	430.7%
Other	14,002	8,259	69.5%
Asia/Pacific & Europe Total	$62,722	$51,595	21.6%
Revenue in the region for the fiscal year ended June 30, 2019 was negatively impacted approximately $1.2 million, or 2.3%, by foreign currency exchange rate fluctuations.
On a year over year basis, revenue increased in all markets within the region, except for Japan. We saw encouraging revenue growth in Greater China, which is comprised of Taiwan, Hong Kong and our China e-commerce business. The growth in Greater China was led by Taiwan as we completed our first full year of operations in the market and have attracted strong distributor leadership. We also had substantial increases in our Europe, Thailand and Australia markets as we continue to focus on growth in these regions. Our European markets were bolstered during fiscal 2019 with the full market launches of Austria, Spain, Ireland and Belgium. Growth in Thailand and Australia was substantial as we expanded the product offerings during fiscal 2019 in those markets and strengthened distributor leadership, which is driving the growth.
Revenue in Japan decreased by 2.5% as compared to the prior year. On a constant currency basis, revenue in Japan decreased 1.9% in fiscal 2019 compared to fiscal 2018. During the fiscal year ended June 30, 2019 the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $0.3 million or 0.7%. Revenue in Japan decreased mainly due to an overall decrease in active members during the year.
Our sales and marketing efforts continue to be directed toward building our worldwide sales. We successfully launched four new markets during fiscal 2019, completed our first full year of operations in Taiwan and have plans for future market expansion. We launched new products during fiscal 2019, including our award winning TrueScience® Hair Care line of products and PhysIQ™ Prebiotic, and rebranded our entire PhysIQ™ Smart Weight Management line of products. Throughout the year, we continued the expansion and roll out of our product offerings internationally and have plans for continued product expansion in the future. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup. We plan to continue investing in our red carpet program, which we believe has increased our ability to attract and retain strong distributor leadership and drive revenue growth throughout our markets. We remain committed to further refining and developing our Greater China markets, including our China e-commerce business model to take advantage of the growth opportunities in that region.
Gross Margin. Cost of sales were $38.0 million for the fiscal year ended June 30, 2019, and $34.8 million for the fiscal year ended June 30, 2018, resulting in a gross margin of $188.0 million, or 83.2%, and $168.4 million, or 82.9%, respectively. The increase in gross margin is primarily due to benefits of a price increase during the second half of fiscal 2018, decreased inventory obsolescence and handling costs, partially offset by changes to our geographic and product sales mix related to the revenue growth and product expansion outside of the United States.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2019 were $108.6 million or 48.1% of revenue compared to $98.2 million or 48.3% of revenue for the fiscal year ended June 30, 2018. The increase in total expense of $10.4 million in fiscal 2019 was due to the increase in revenue. Commissions and incentives expenses as a percentage of revenue remained consistent during the comparable periods.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2019 were $69.6 million or 30.8% of revenue compared to $59.8 million or 29.4% of revenue for the fiscal year ended June 30, 2018. The increase of $9.7 million primarily was due to expenses associated with Global Convention and other events, including our U.S. Elite Academies, our Japan Convention and our Japan Elite Academy. Expenses associated with employee salary and benefits, stock compensation, and other employee incentive programs increased mainly due to improved financial performance and increases in our share price as compared to fiscal 2018.
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
Other Expense. We recognized other expense for the fiscal year ended June 30, 2019 of $0.6 million as compared to $0.8 million for the fiscal year ended June 30, 2018. The decrease of $0.2 million was due to a decrease in interest expense related to the reduction in the outstanding balance on our term loan during the year and a decrease in other expenses, net related to increased interest income, partially offset by increased foreign currency exchange losses.
The following table sets forth interest expense for the fiscal years ended June 30, 2019 and 2018 (in thousands):

	For the fiscal years ended June 30,
	2019	2018
Contractual interest expense:
2016 Term Loan	$227	$346
Amortization of deferred financing fees:
2016 Term Loan	6	11
Amortization of debt discount:
2016 Term Loan	36	21
Other	54	78
Total interest expense	$323	$456
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2019 was $1.8 million as compared to income tax expense of $3.8 million for the fiscal year ended June 30, 2018.
The effective tax rate was 19.5% of pre-tax income for the fiscal year ended June 30, 2019, compared to 39.7% for the fiscal year ended June 30, 2018. The tax rate for fiscal 2019 was favorably benefited by discrete book to tax differences resulting from the vesting of performance restricted stock units and favorable return to provision adjustments that occurred during the period. In addition, the effective tax rate reflects the federal tax reform legislation enacted during December 2017 that reduced the corporate tax rate to 21%.
Our provision for income taxes for the fiscal year ended June 30, 2019 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2019 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.

Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2019 increased to $7.4 million compared to $5.8 million for the fiscal year ended June 30, 2018.
Comparison of Fiscal Years Ended June 30, 2018 and 2017
For a discussion of our results of operations for the fiscal 2018 compared with fiscal 2017, refer to “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC on August 15, 2018.
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
At June 30, 2019, our cash and cash equivalents were $18.8 million. This represented an increase of $2.2 million from the $16.7 million in cash and cash equivalents as of June 30, 2018.
During the fiscal year ended June 30, 2019, our net cash provided by operating activities was $17.8 million as compared to net cash provided by operating activities of $13.3 million during the fiscal year ended June 30, 2018. The increase in cash provided by operating activities during the fiscal year ended June 30, 2019 primarily was due to an increase in net income, an increase in stock-based compensation and a decrease in cash used for payables, partially offset by an increase in income tax receivable.
During the fiscal year ended June 30, 2019, our net cash used in investing activities was $4.5 million, as a result of investments in a convertible note receivable and the purchase of fixed assets. During the fiscal year ended June 30, 2018, our net cash used in investing activities was $4.6 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the fiscal year ended June 30, 2019 was $11.1 million, as a result of our quarterly and accelerated principal payments on the 2016 Term Loan, shares purchased as payment of tax withholding and repurchase of company stock, partially offset by proceeds from stock option exercises. Cash used in financing activities during the fiscal year ended June 30, 2018 was $3.5 million, as a result of principal payments on the 2016 Term Loan and repurchase of company stock.
At June 30, 2019 and 2018, the total amount of our foreign subsidiary cash was $6.3 million and $4.3 million, respectively. The December 2017 tax reform previously mentioned enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2019, we had working capital (current assets minus current liabilities) of $17.0 million compared to working capital of $15.1 million at June 30, 2018. The increase in working capital primarily was due to an increases in cash, income tax receivable and prepaid expenses, partially offset by an increase in accounts payable. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million, as amended. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") to refinance our outstanding debt. In connection with the 2016 Loan Agreement and on the same date, we entered into a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility").

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
On February 1, 2019, we entered into a loan modification agreement, which amended the 2016 Credit Facility, as amended ("Amendment No. 2"). Under Amendment No. 2, we made a principal payment of $2.0 million and increased the revolving loan facility from $2.0 million to $5.0 million. Amendment No. 2 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 2) was revised from a minimum of 1.25 to 1.00 to 1.10 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was decreased from $8.0 million to $6.0 million.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of June 30, 2019, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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

As of June 30, 2019, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2019 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$1,500	$1,500	$—	$—	$—
Interest on long-term debt obligations	43	43	—	—	—
Operating lease obligations	4,012	2,872	1,140	—	—
Other operating obligations (1)	22,665	11,916	9,271	1,478	—
Total	$28,220	$16,331	$10,411	$1,478	$—

(1)	Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
At June 30, 2019 and 2018, we had no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our consolidated financial statements. Certain of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of June 30, 2019, our shipments of products sold totaling approximately $19.0 million were subject to our return policy. In addition, we allow terminating distributors to return up to 30% of unopened, unexpired product that they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.4 million at June 30, 2019, compared with $0.4 million at June 30, 2018. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the fiscal years ended June 30, 2019 and 2018, we recognized expenses of $0.8 million and $1.4 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the fiscal year ended June 30, 2019, approximately 33% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2019, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.0% decrease of our 2019 fiscal year revenue, in the amount of $6.7 million.

Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2019				Year ended June 30, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Japan	111.49	112.76	110.16	109.94	110.94	112.89	108.33	109.12
Australia	1.37	1.40	1.40	1.43	1.27	1.30	1.27	1.32
Hong Kong	7.85	7.83	7.85	7.84	7.82	7.81	7.83	7.85
Mexico	18.97	19.83	19.22	19.12	17.82	18.99	18.73	19.40
Canada	1.31	1.32	1.33	1.34	1.25	1.27	1.26	1.29
Thailand	33.08	32.90	31.70	31.67	33.44	32.99	31.63	31.99
Europe	0.86	0.88	0.88	0.89	0.85	0.85	0.81	0.84
Taiwan	30.68	30.86	30.85	31.13	30.26	30.13	29.32	29.80
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2019.
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
Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2019.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2019.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are being filed as part of this report:

Financial Statements
(a)(1) Financial Statements. The following consolidated financial statements of LifeVantage Corporation and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit to 3.1 to Form 8-K filed on March 13, 2018.

3.2	Bylaws	Exhibit to 3.2 to Form 8-K filed on March 13, 2018.

4.6	Form of Common Stock Certificate	Exhibit to 4.1 to Form 8-K filed on March 13, 2018.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

10.9#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.10(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on October 6, 2014.

10.10(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.10(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.13#	LifeVantage Corporation Performance Incentive Plan	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.18#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.19#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.20#	Form of Performance Unit Agreement - FY2016 through FY2018	Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.21#	Form of Performance Unit Agreement - FY2017 through FY2019	Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.23#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.26	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.27	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.28	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.29*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.30*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.1 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.31*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.32*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.33*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.34#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

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

10.37	Form of Director and Officer Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.38	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.39	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.40#	Amended and Restated Employment Agreement, dated December 6, 2016, by and between Darren Jensen and LifeVantage Corporation	Exhibit 99.2 to Form 8-K filed on December 12, 2016.

10.41#	Service Agreement, dated January 18, 2017, by and between Cerius Interim Executive Solutions and LifeVantage Corporation	Exhibit 10.1 to Form 8-K filed on January 18, 2017.

10.42#	Separation Agreement and General Release between Robert Urban and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2016 filed on February 8, 2017.

10.43#	Offer Letter by and between Charles J. Wach and LifeVantage Corporation dated February 22, 2017	Exhibit 10.1 to Form 8-K filed on March 9, 2017.

10.44#	Key Employee Benefits Package by and between Charles J. Wach and LifeVantage Corporation dated February 27, 2017	Exhibit 10.2 to Form 8-K filed on March 9, 2017.

10.45#	Separation Agreement and General Release between Mark Jaggi and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.46#	Offer Letter, by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.47#	Key Employee Benefits Package by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.48#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 19, 2018

10.49#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.50#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-216957) filed on March 27, 2017

10.52	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

10.53	Second Loan Modification Agreement dated February 1, 2019 by and between Zions Bank and the Company	Exhibit 10.1 to the Form 8-K filed on February 4, 2019

10.54#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to the Form 8-K filed on November 19, 2018

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101
The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
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

LIFEVANTAGE CORPORATION

By:	/s/ Darren Jensen
Darren Jensen
President and Chief Executive Officer
Date:	August 14, 2019
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

Signature	Date	Title

/s/ Darren Jensen	August 14, 2019	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Steven R. Fife	August 14, 2019	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven R. Fife

/s/ Garry Mauro	August 14, 2019	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	August 14, 2019	Director
Michael A. Beindorff

/s/ Erin Brockovich	August 14, 2019	Director
Erin Brockovich

/s/ Raymond B. Greer	August 14, 2019	Director
Raymond B. Greer

/s/ Vinayak R. Hedge	August 14, 2019	Director
Vinayak R. Hedge

/s/ Darwin K. Lewis	August 14, 2019	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2019, expressed an unqualified opinion.
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
August 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on Internal Control over Financial Reporting
We have audited LifeVantage Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated August 14, 2019, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ WSRP, LLC

Salt Lake City, Utah
August 14, 2019

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$18,824	$16,652
Accounts receivable	2,066	2,067
Income tax receivable	1,236	451
Inventory, net	13,753	13,627
Prepaid expenses and other	7,309	6,141
Total current assets	43,188	38,938

Property and equipment, net	7,131	6,587
Intangible assets, net	983	1,115
Deferred income tax asset	2,693	3,255
Other long-term assets	1,278	1,247
TOTAL ASSETS	$55,273	$51,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,180	$3,813
Commissions payable	7,916	7,546
Income tax payable	592	39
Other accrued expenses	11,053	10,407
Current portion of long-term debt, net	1,454	2,000
Total current liabilities	26,195	23,805

Long-term debt
Principal amount	—	3,500
Less: unamortized discount and deferred offering costs	—	(88)
Long-term debt, net of unamortized discount and deferred offering costs	—	3,412
Other long-term liabilities	1,879	1,978
Total liabilities	28,074	29,195
Commitments and contingencies — Note 12
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,114 and 14,073 issued and outstanding as of June 30, 2019 and 2018, respectively	1	1
Additional paid-in capital	127,096	124,663
Accumulated deficit	(99,960)	(102,731)
Accumulated other comprehensive income	62	14
Total stockholders’ equity	27,199	21,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,273	$51,142
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2019	2018	2017
(In thousands, except per share data)
Revenue, net	$225,958	$203,204	$199,489
Cost of sales	37,973	34,848	33,456
Gross profit	187,985	168,356	166,033
Operating expenses:
Commissions and incentives	108,620	98,193	96,662
Selling, general and administrative	69,551	59,840	64,922
Total operating expenses	178,171	158,033	161,584
Operating income	9,814	10,323	4,449
Other expense:
Interest expense	(323)	(456)	(570)
Other expense, net	(261)	(319)	(969)
Total other expense	(584)	(775)	(1,539)
Income before income taxes	9,230	9,548	2,910
Income tax expense	(1,801)	(3,787)	(1,302)
Net income	$7,429	$5,761	$1,608
Net income per share:
Basic	$0.53	$0.41	$0.12
Diluted	$0.50	$0.41	$0.11
Weighted-average shares outstanding:
Basic	14,055	13,992	13,881
Diluted	14,980	14,136	14,118
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48	108	(87)
Other comprehensive income (loss), net of tax:	48	108	(87)
Comprehensive income	$7,477	$5,869	$1,521
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2019, 2018 and 2017

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2016	14,028	$14	$119,242	$(108,600)	$(7)	$10,649
Stock-based compensation	—	—	2,315	—	—	2,315
Exercise of options and warrants	76	—	42	—	—	42
Issuance of shares related to restricted stock	166	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(38)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(87)	(87)
Net income	—	—	—	1,608	—	1,608
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	2,990	—	—	2,990
Exercise of options	21	—	61	—	—	61
Issuance of shares related to restricted stock	190	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(66)	—	—	—	—	—
Repurchase of company stock	(304)	—	—	(1,500)	—	(1,500)
Change in par value of common stock	—	(13)	13	—	—	—
Currency translation adjustment	—	—	—	—	108	108
Net income	—	—	—	5,761	—	5,761
Balances, June 30, 2018	14,073	$1	$124,663	$(102,731)	$14	$21,947
Cumulative effect of adoption of accounting principle	—	—	—	(3)	—	(3)
Balances, July 1, 2018	14,073	$1	$124,663	$(102,734)	$14	$21,944
Stock-based compensation	—	—	4,899	—	—	4,899
Exercise of options	155	—	701	—	—	701
Common stock issued under equity award plans	515	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(240)	—	(3,167)	—	—	(3,167)
Repurchase of company stock	(389)	—	—	(4,655)	—	(4,655)
Currency translation adjustment	—	—	—	—	48	48
Net income	—	—	—	7,429	—	7,429
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2019	2018	2017
(In thousands)
Cash Flows from Operating Activities:
Net income	$7,429	$5,761	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	1,325	1,643
Stock-based compensation	5,525	3,196	2,647
Amortization of deferred financing fees	6	11	12
Amortization of debt discount	36	21	19
Write-off of intangible assets	—	—	350
Deferred income tax	563	831	(740)
Changes in operating assets and liabilities:
Accounts receivable	14	(730)	160
Income tax receivable	(785)	462	(912)
Inventory, net	(64)	2,953	8,309
Prepaid expenses and deposits	1,029	(993)	3,318
Other long-term assets	7	109	103
Accounts payable	1,369	(1,024)	(6,210)
Income tax payable	552	(175)	(3,132)
Other accrued expenses	545	1,935	135
Other long-term liabilities	(332)	(426)	(713)
Net Cash Provided by Operating Activities	17,789	13,256	6,597
Cash Flows from Investing Activities:
Investments in convertible note receivable	(2,000)	—	—
Purchase of equipment	(2,506)	(4,649)	(1,055)
Net Cash Used in Investing Activities	(4,506)	(4,649)	(1,055)
Cash Flows from Financing Activities:
Payment of deferred financing fees	—	(60)	—
Repurchase of company stock	(4,655)	(1,500)	—
Payment on term loan	(4,000)	(2,000)	(2,000)
Shares canceled or surrendered as payment of tax withholding	(3,167)	—	—
Exercise of options and warrants	701	61	42
Net Cash Used in Financing Activities	(11,121)	(3,499)	(1,958)
Foreign Currency Effect on Cash	10	86	(9)
Increase in Cash and Cash Equivalents	2,172	5,194	3,575
Cash and Cash Equivalents — beginning of period	16,652	11,458	7,883
Cash and Cash Equivalents — end of period	$18,824	$16,652	$11,458
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2019	2018	2017
Non Cash Investing and Financing Activities:
Increase in property and equipment/other long-term liabilities	$—	$—	$116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$227	$345	$438
Cash paid for income taxes	$1,286	$2,865	$5,496
Common stock shares issued upon cashless warrant exercises	—	—	53
Total cashless exercise price of warrants	$—	$—	$88
Gross warrants underlying cashless exercises	—	—	63
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the "Company") is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland and Belgium. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through its e-commerce business model.
The Company engages in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin and hair care products, including Protandim®, its line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, its line of skin and hair care products, Petandim™ for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® Smart Energy Drink mixes, and PhysIQ™, its Smart Weight Management System.
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
Use of Estimates
The Company prepares the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, share-based compensation, and loss contingencies.
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

Fair Value of Financial Instruments
Accounting guidance on fair value measurements and disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2019 and 2018. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.
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
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2019 and 2018 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2019 or 2018 is not necessary. No bad debt expense was recorded for the fiscal years ended June 30, 2019, 2018 and 2017.
Inventory
As of June 30, 2019 and 2018, inventory consisted of (in thousands):

	As of June 30,
	2019		2018
Finished goods	$9,903	72.0%	$7,859	57.7%
Raw materials	3,850	28.0%	5,768	42.3%
Total inventory	$13,753	100.0%	$13,627	100.0%

Inventories are carried and depicted above at the lower of cost or market, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $1.4 million at June 30, 2019 and 2018, respectively, related to obsolete and slow-moving inventory.
Convertible Note Receivable
The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019 ("Convertible Note"). The Convertible Note accrues interest at a rate of 8% per annum, compounded annually. The principal and unpaid accrued interest of the Convertible Note will either be repaid in cash or converted into shares of equity securities of GEG. On May 17, 2019, the Company and GEG entered into an amendment to the Convertible Note to extend the maturity date to December 31, 2019. In all other respects, the Convertible Note remains unchanged from the original agreement. As of June 30, 2019, the note receivable balance was $2.1 million, including accrued interest, which is included in prepaid expenses and other on the condensed consolidated balance sheet.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3 - 5
Furniture and fixtures	5
Vehicles	5

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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2019 and 2018, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2019 and 2018, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2019, the Company had $14.6 million in cash accounts at one financial institution and $4.2 million in other financial institutions. As of June 30, 2019 and 2018, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
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
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2019, 2018 and 2017 were $1.1 million, $1.2 million and $1.1 million, respectively.

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
On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. The Company has incorporated all other changes resulting from the 2017 Tax Act in its tax related accounts for the fiscal years ended June 30, 2019 and 2018.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the fiscal years ended June 30, 2019, 2018 and 2017, the effects of approximately 0.2 million, 0.4 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2019	2018	2017
Numerator:
Net income	$7,429	$5,761	$1,608
Denominator:
Basic weighted-average common shares outstanding	14,055	13,992	13,881
Effect of dilutive securities:
Stock awards and options	925	144	237
Diluted weighted-average common shares outstanding	14,980	14,136	14,118
Net income per share, basic	$0.53	$0.41	$0.12
Net income per share, diluted	$0.50	$0.41	$0.11

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
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2019	2018
United States	$9,772	$9,778
Japan	$955	$921

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
Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of Topic 606 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance was effective for the Company beginning on July 1, 2018 with the option to adopt using either a full retrospective or a modified retrospective approach. The Company adopted Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 was recognized as an immaterial adjustment to the opening balance of retained earnings as of July 1, 2018.
The Company evaluated each of its revenue streams and identified similar performance obligations under Topic 606 as compared to previous revenue recognition guidance. During its evaluation, the Company reviewed its loyalty points program and, based on the new guidance, changed the method of accounting from a cost provision method to a deferred revenue method, which resulted in immaterial adjustments to beginning balances upon adoption. During fiscal 2019, the Company discontinued its loyalty points program, which resulted in an increase in revenue of approximately $0.5 million during the year ended June 30, 2019 from the recognition of deferred revenue related to accrued loyalty points.
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
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). For lessees, this standard requires that for all leases not considered to be short term, a company recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. This standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company expects the adoption will result in a material increase to the assets and liabilities on the consolidated balance sheet, but does not expect a material impact on the consolidated statements of operations and comprehensive income or consolidated statements of cash flows. The Company plans to adopt the standard in the first quarter of fiscal 2020 using the modified retrospective transition method as of the adoption date. The Company plans to elect the package of practical expedients available under the transition provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This standard became effective for the Company on July 1, 2018.
Note 3 — Revenue
Revenue is recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, the TrueScience® line of Nrf2-infused skin and hair care products, Petandim™ for Dogs, Axio® Smart Energy Drink mixes, and the PhysIQ™ Smart Weight Management System. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue is included in accrued expenses in the condensed consolidated balance sheets and includes pre-sell tickets to events and obligations related to the Company’s loyalty points program. The Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized. Historically, the Company has offered a loyalty points program for its customers that allows the customers to earn points from ongoing purchases that can be redeemed for products. As of December 31, 2018, the Company discontinued its loyalty points program and all revenue previously deferred under the program has been recognized. The Company accounted for these points prior to the discontinuance of the program as a reduction to the transaction price based on estimated usage.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days, if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to direct sales customers for returned product. The Company allows terminating independent distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes a refund liability reserve and an asset reserve for its right to recover products based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2019 and 2018, the Company’s return liability reserve, net was $0.4 million and $0.4 million, respectively.
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Years ended June 30,
	2019	2018	2017
Americas	$163,236	$151,609	$150,841
Asia/Pacific & Europe	62,722	51,595	48,648
Total revenue	$225,958	$203,204	$199,489
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2019	2018	2017
United States	$151,966	$142,452	$144,842
Japan	$40,796	$41,843	$39,390

Major Products
The Company's revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2018 and 2017. For the fiscal year ended June 30, 2019, Protandim® was the only product line that accounted for more than 10% of total revenue. On a combined basis, these products represent approximately 78.0%, 76.6% and 77.9% of the Company's total revenue for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The following table shows revenue by major product line for the fiscal years ended June 30, 2019, 2018 and 2017.

	Years ended June 30,
	2019		2018		2017
Protandim® product line	$155,499	68.8%	$133,923	65.9%	$130,873	65.6%
TrueScience® product line	20,881	9.2%	21,665	10.7%	24,440	12.3%
Other	49,578	22.0%	47,616	23.4%	44,176	22.1%
Total	$225,958	100.0%	$203,204	100.0%	$199,489	100.0%

Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2019	2018
Equipment (includes computer hardware and software)	$12,625	$10,504
Furniture and fixtures	1,611	1,592
Leasehold improvements	3,975	3,761
Vehicles	51	51
Accumulated depreciation	(11,131)	(9,321)
Total property and equipment, net	$7,131	$6,587

Depreciation expense totaled $1.8 million, $1.2 million and $1.5 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2019	2018
Patent costs	$2,330	$2,330
Accumulated amortization	(1,592)	(1,460)
Total definite-lived intangible assets, net	738	870

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$983	$1,115

Amortization expense totaled $0.1 million, $0.1 million and $0.1 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. As of June 30, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was 5.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Note 6 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2019	2018
Accrued incentive compensation	$5,726	$2,868
Other taxes payable	1,733	1,884
Accrued other expenses	1,617	2,087
Deferred revenue	998	1,107
Accrued payroll and other employee expenses	791	1,095
Accrued incentives and promotions to distributors	188	1,366
Total other accrued expenses	$11,053	$10,407

Note 7 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") to refinance its outstanding debt. In connection with the 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility").

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain a certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of June 30, 2019, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. The Company will repay the remaining $1.5 million balance of the 2016 Term Loan during fiscal 2020 in accordance with the terms of the 2016 Credit Facility, as amended.
Note 8 — Stockholders’ Equity
During the fiscal years ended June 30, 2019, 2018 and 2017, the Company issued 0.2 million, 21,000 and 0.1 million shares, respectively, of common stock as a result of the exercise of options and warrants. During the fiscal years ended June 30, 2019, 2018 and 2017, the Company issued 0.5 million, 0.2 million and 0.2 million shares, respectively, under the Company's equity incentive plans. During the fiscal years ended June 30, 2019, 2018 and 2017, 0.2 million, 0.1 million and 38,000 shares, respectively of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, the board of directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. During year ended June 30, 2019, the Company purchased 0.4 million shares of its common stock on the open market at an aggregate purchase price of $4.7 million under this repurchase program. At June 30, 2019, there is $8.8 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the designation and issuance shares of preferred stock. However, as of June 30, 2019, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Note 9 — Share-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the shareholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $1.75 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. As of June 30, 2019, there were stock option awards outstanding, net of awards expired, for the purchase in aggregate of 44,000 shares of the Company’s common stock. No new awards can be granted under the 2007 Plan.
The Company adopted, and the shareholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.0 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award. The contractual term of stock options granted is generally ten years. As of June 30, 2019, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below.
The Company adopted, and the shareholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017 to provide incentives to certain eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the shareholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of June 30, 2019, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of June 30, 2019, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company’s common stock.
Cash-Settled Plans
Performance Units
The Company adopted a performance incentive plan effective July 1, 2016 (the "Fiscal 2017 Performance Plan"). The Fiscal 2017 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2017 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2017 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement. The Company adopted a separate performance incentive plan effective July 1, 2017 (the "Fiscal 2018 Performance Plan"). The Fiscal 2018 Performance Plan includes performance-based and service-based vesting requirements and payment terms that are substantially the same as described above for the Fiscal 2017 Performance Plan.
Phantom Units
During the fiscal year ended June 30, 2018, the Company awarded phantom units to its executive officers and senior management. The vesting date for the phantom units was December 31, 2018, at which time the units would be settled in cash equal to (i) the number of vested units multiplied by (ii) the positive difference (if any) between the value at December 31, 2018 and $4.76, the closing price of the Company's common stock on the start date. The start date is December 29, 2017, the last business day of calendar year 2017. The fair value of these awards is based on the Black Scholes valuation model and is remeasured at each reporting period date until settlement.
Upon vesting of the phantom units, the awards were partially settled in cash and partially settled with the issuance of restricted stock units. The restricted stock units were issued on January 8, 2019 and vest in a single installment after a one-year vesting period, subject to continued service through the vesting date.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan ("ESPP") was adopted by its board of directors in September 2018 and its stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 400,000 shares of its common stock for issuance under the ESPP. As of June 30, 2019, 400,000 shares were available for issuance under the ESPP. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
Purchase Price.   Employees may purchase each share of common stock under the ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the compensation, and up to a maximum of 3,000 shares may be purchased during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate exceeding $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time.
Offering Periods.   Unless otherwise determined by the compensation committee, the ESPP will be operated through a series of successive six-month offering periods, which will begin each year on March 1 and September 1.
The first offering period under the ESPP began on March 1, 2019. During the fiscal year ended June 30, 2019, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2019, 2018 and 2017, stock-based compensation of $4.9 million, $3.0 million and $2.3 million, respectively, was reflected as an increase to additional paid in capital and $0.6 million, $0.2 million and $0.7 million, respectively, was reflected as an increase to other accrued expenses, all of which was employee related.
At June 30, 2019, there was $4.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 and 2017 Plans, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.62 years.
Stock Options
During the fiscal year ended June 30, 2018, the Company awarded stock options ("FY 2018 Stock Options") to its executive officers and senior management. The vesting period for the FY 2018 Stock Options is three years and occurs as follows, subject to continued service through the applicable vesting dates: one-third of the total number of shares awarded vests on January 1, 2019; and one-twelfth of the total number of shares awarded vests on the last day of each fiscal quarter following

January 1, 2019. The fair value of the stock options will be recognized on a straight-line basis over the requisite service period of the awards.
There were no stock option grants during the fiscal years ended June 30, 2019 and June 30, 2017.
The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value:

June 30, 2018
Weighted-average grant date fair value	$2.25
Risk-free interest rate	2.3%
Expected volatility	59.0%
Expected life (years)	4.7

The following is a summary of stock option activity for the fiscal years ended June 30, 2019, 2018 and 2017:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	383	$7.28

Granted	—	$—
Exercised	(4)	4.14		$17
Forfeited	(62)	12.64
Expired or Canceled	(7)	2.45
Outstanding at June 30, 2017	310	6.35

Granted	461	$4.44
Exercised	(21)	2.96		$33
Forfeited	(20)	16.26
Expired or Canceled	—	—
Outstanding at June 30, 2018	730	4.96

Granted	—	$—
Exercised	(155)	4.52		$1,328
Forfeited	(19)	4.58
Expired or Canceled	(29)	4.64
Outstanding at June 30, 2019	527	5.12	7.28	$4,202
Exercisable at June 30, 2019	310	$5.60	6.37	$2,351

Restricted Stock Awards
The following is a summary of restricted stock awards granted during the fiscal years ended June 30, 2019, 2018 and 2017:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2016	231	$6.24

Granted	156	$5.81
Vested	(88)	8.31
Forfeited	(22)	10.70
Nonvested at June 30, 2017	277	4.98
Vested at June 30, 2017	—	—

Granted	190	$4.57
Vested	(355)	4.62
Forfeited	(3)	5.22
Nonvested at June 30, 2018	109	5.43
Vested at June 30, 2018	—	—

Granted	37	$11.59
Vested	(56)	5.55
Forfeited	—	—
Nonvested at June 30, 2019	90	7.87
Vested at June 30, 2019	—	$—

The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2019, 2018 and 2017 was $0.7 million, $1.6 million and $0.7 million, respectively.
Restricted Stock Units
The following is a summary of restricted stock units granted during the fiscal year ended June 30, 2019:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2018	—	$—

Granted	347	$13.81
Vested	—	—
Forfeited	(7)	13.51
Nonvested at June 30, 2019	340	13.81
Vested at June 30, 2019	—	—
No restricted stock units were granted or outstanding during the fiscal years ended June 30, 2018 and 2017, respectively, and no restricted stock units vested during the fiscal year ended June 30, 2019.
Performance Restricted Stock Units
During the fiscal year ended June 30, 2019, the Company awarded performance restricted stock units ("FY 2019 Performance Restricted Stock Units") to certain employees (the "FY 2019 Recipients"). Each FY 2019 Performance Restricted Stock Unit represents a contingent right for the FY 2019 Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's achievement of specified financial performance metrics. The performance period for the FY 2019 Performance Restricted Stock Units ended June 30, 2019. The FY 2019 Performance Restricted Stock Units will vest only to the extent the specified financial performance criteria are achieved and subject to the FY 2019 Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the FY 2019 Performance Restricted Stock Units were based on the grant date fair value which is the closing price of the Company's common stock on the date of grant.
No performance restricted stock units were granted during the fiscal year ended June 30, 2018.
During the fiscal year ended June 30, 2017, the Company awarded performance restricted stock units ("FY 2017 Performance Restricted Stock Units") to its executive officers and senior management (the "FY 2017 Recipients"). Vesting for the FY 2017 Performance Stock Units occurs in a single installment and is achieved at the end of the three year performance period if the participant has continuously remained in service from the date of the award through the end of the performance period. Each performance restricted stock unit represents a contingent right for the FY 2017 Recipients to receive, within thirty days after the end of the performance period, a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's total stockholder return ("TSR") performance during the relevant performance period, subject to acceleration upon a change in control of the Company. The vesting for 50% of the target performance restricted stock units is based upon the Company's absolute TSR for the performance period as compared to a matrix of fixed numeric values and the vesting for the other 50% of the target performance restricted stock units is based upon the relative comparison of the Company's TSR to the Vanguard Russell 2000 exchange traded fund TSR. The fair value of the performance restricted stock units will be recognized on a straight-line basis over the requisite service period of the awards, regardless of when, if ever, the market-based performance conditions are satisfied.
The fair values of the FY 2017 Performance Restricted Stock Units were estimated using a Monte Carlo simulation model which included the following assumptions in order to reflect the performance conditions that must be satisfied for the share units to vest:

June 30, 2017
Risk-free interest rate	1.5%
Dividend yield	—%
Expected volatility - Company	62.0%
Expected volatility - peer company	17.1%
Total measurement period (years)	2.8

The following is a summary of performance restricted stock units granted during the fiscal years ended June 30, 2019, 2018 and 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2016	463	$13.07

Granted	420	$4.69
Vested	(10)	10.76
Forfeited	(111)	12.86
Nonvested at June 30, 2017	762	8.51

Granted	—	$—
Vested	—	—
Forfeited	(132)	7.02
Nonvested at June 30, 2018	630	8.82

Granted(1)	348	$12.98
Vested(1)	(479)	13.28
Forfeited	(49)	4.99
Nonvested at June 30, 2019	450	7.71
Vested at June 30, 2019	—	$—

(1)	Includes shares added by performance.

No performance restricted stock units vested during the fiscal year ended June 30, 2018. The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2019 and June 30, 2017 was $6.3 million and $0.1 million, respectively.
Cash-Settled Performance Units
The following is a summary of cash-settled performance units granted during the fiscal years ended June 30, 2019, 2018 and 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016, nonvested	51

Granted	95	$13.17
Vested	(25)	—
Forfeited	(89)	$12.43
Outstanding at June 30, 2017, nonvested	32

Granted	87	$4.65
Vested	(32)	—
Forfeited	(29)	$6.48
Outstanding at June 30, 2018, nonvested	58

Granted	42	$11.27
Vested	(32)	—
Forfeited	(18)	$9.07
Outstanding at June 30, 2019, nonvested	50

The fair value of vested awards under the cash-settled performance plan for the fiscal years ended June 30, 2019, 2018 and 2017 was $0.4 million, $0.2 million and $0.1 million, respectively. Payments of $0.3 million, $0.2 million and $0.2 million were made to settle vested cash-settled performance units during the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Cash-Settled Phantom Units
The fair value of phantom unit awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value as follows:

June 30, 2018
Weighted-average grant date fair value	$0.40
Risk-free interest rate	2.1% - 2.3%
Expected volatility	56.2% - 57.0%
Expected life (years)	0.5 - 0.8

The following is a summary of cash-settled phantom units granted during the fiscal years ended June 30, 2019 and 2018:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017, nonvested	—

Granted	170	$—	$68
Vested	—	—
Forfeited	—	$—
Outstanding at June 30, 2018, nonvested	170	0.50	$273

Granted	—	$—
Vested	(170)	—	$1,619
Forfeited	—	$—
Outstanding at June 30, 2019, nonvested	—	—

No phantom units were outstanding as of June 30, 2017 and 2016.
Warrants
As of June 30, 2019, the Company had no outstanding warrants.
The following is a summary of the warrant activity for the fiscal years ended June 30, 2019, 2018 and 2017 (in thousands):

Common Stock Warrants
Outstanding and exercisable, June 30, 2016	80

Issued	—
Canceled	—
Exercised	(80)
Expired	—
Outstanding and exercisable, June 30, 2017	—

Issued	—
Canceled	—
Exercised	—
Expired	—
Outstanding and exercisable, June 30, 2018	—

Issued	—
Canceled	—
Exercised	—
Expired	—
Outstanding and exercisable, June 30, 2019	—

As of June 30, 2019, 2018 and 2017, the Company had no warrants classified as derivative liabilities.

Note 10 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2019	2018	2017
Foreign currency transaction loss, net	$(121)	$(92)	$(182)
Loss on settlement of forward contract	(287)	(175)	(292)
Loss on disposal of fixed assets	—	(6)	(12)
Write-off of intangible assets	—	—	(350)
Other income (expense), net	147	(46)	(133)
Total other expense, net	$(261)	$(319)	$(969)

Note 11 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2019, 2018 and 2017 consists of the following (in thousands):

	Year ended June 30,
	2019	2018	2017
Income Before Income Taxes:
Domestic	$6,596	$8,234	$1,642
International	2,634	1,315	1,268
	$9,230	$9,549	$2,910
Current Taxes:
Federal	$222	$2,413	$1,324
State	176	407	137
Foreign	833	150	510
Total Current Income Tax Provision	$1,231	$2,970	$1,971
Deferred Taxes:
Federal	$502	$377	$(473)
State	109	59	(21)
Foreign	(41)	381	(175)
Total Deferred Income Tax Provision	$570	$817	$(669)
Net Income Tax Provision	$1,801	$3,787	$1,302

The effective income tax rate for the fiscal years ended June 30, 2019, 2018 and 2017 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2019	2018	2017
Federal statutory income tax rate	21.0%	28.0%	34.0%
State income taxes, net of federal benefit	3.1%	2.5%	5.9%
Foreign tax rate difference	4.5%	1.6%	(4.6)%
Tax return to provision true-up	(1.1)%	(7.4)%	0.6%
Limit on future stock compensation due to 162(m)	2.6%	0.0%	0.0%
Other differences	(0.1)%	0.2%	(2.1)%
Revalue of deferred for change in federal tax rate	(0.6)%	14.9%	0.0%
Permanent differences:
— stock based compensation	(7.7)%	0.7%	4.6%
— foreign derived intangible income deduction	(0.1)%	0.0%	0.0%
— domestic production activities deduction	0.0%	(1.5)%	(3.3)%
— tax credits	(3.7)%	(1.3)%	(0.9)%
— meals and entertainment	0.7%	0.9%	3.4%
— penalties	0.1%	0.1%	1.5%
— other	1.6%	0.9%	4.3%
Change in valuation allowance	(0.8)%	0.1%	1.3%
Net income tax provision	19.5%	39.7%	44.7%

The components of the deferred tax assets and liabilities as of June 30, 2019 and 2018 are as follows (in thousands):

	June 30,
	2019	2018
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$448	$574
Stock option compensation	1,262	1,367
Accrued vacation, allowance for returns, bonuses & other	2,672	2,615
Gross deferred tax asset	$4,382	$4,556

Deferred tax liabilities:
Patents and trademarks	$(132)	$(145)
Property & equipment	(1,194)	(823)
Other	(104)	(13)
Gross deferred tax liabilities	(1,430)	(981)
Less: valuation allowance	(259)	(320)
Deferred tax assets, net	$2,693	$3,255

On December 22, 2017, the President of the United States signed into law an extensive tax reform bill known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which overhauled U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21% (blended rate in year one for fiscal year filers), implementing a territorial tax system, imposing a one time "deemed repatriation" tax on all untaxed offshore earnings, and adding/modifying/deleting several major tax deductions significant to the company. For the fiscal year ending June 30, 2018, the Company was taxed at a blended Federal rate of 28%. For the fiscal year ended June 30, 2019, the Company will be taxed at the new 21% Federal Rate.
In addition, the Tax Act also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a base erosion anti-abuse tax ("BEAT") measure that taxes certain payments between a U.S. Corporation and its subsidiaries. For the fiscal year ended June 30, 2019, the Company became subject to these provisions. The Company does not meet the threshold to be subject to BEAT, neither does it make the types of payments subject to BEAT. The Company does have an immaterial GILTI liability due to limitations on foreign tax credits.

The Tax Act also eliminated the Section 199 deduction and created the Foreign Derived Intangible Income Deduction ("FDII"). As opposed to the Section 199 deduction, which rewarded companies for domestic manufacturing activities, the FDII deduction rewards companies for foreign sales. In the past, the Company has significantly benefited from the Section 199 deduction, but does not currently derive as great a benefit from the FDII deduction due to our business activities.
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes the Company has no material uncertain tax positions and do not expect significant changes in within the next twelve months in the amount of unrecognized tax benefits. Accordingly, the Company has not reserved for interest or penalties. The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2016 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2015 through present. In addition, the IRS and state tax authorities may examine NOL’s for any previous years if utilized by the Company.
As of June 30, 2019, the Company had utilized all of its Federal net operating loss (“NOL”) carry-forwards. The net operating losses were to expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2019, state NOLs were $7.6 million and foreign NOLs were $0.6 million.
The total recognized tax benefit from settlement of stock based awards for the period ending June 30, 2019 was $0.7 million.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2015 through June 30, 2019.
Note 12 — Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases, which expire at various dates through 2021. The facilities leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at June 30, 2019 are as follows (in thousands):

Year ending June 30,	Amount
2020	$2,872
2021	1,140
Total future minimum lease payments	$4,012

Rent expense totaled $2.7 million, $2.7 million and $2.5 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Contingencies
The Company accounts for contingent liabilities in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2019, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Note 13 — Related Party Transactions
During the fiscal year ended June 30, 2018, the Company contracted with GEG for outsourced software application development services pursuant to an agreement entered into between the Company and GEG, which included a convertible note. For discussion related to the convertible note between the Company and GEG, see Note 2. David Toole, who served as a member of the Company's board of directors until February 2, 2018, is a majority owner and an officer of GEG. Additionally, two members of the Company's board of directors serve on the GEG board of directors.
Note 14 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the fiscal years ended June 30, 2019 and 2018:

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS

(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2019
	First	Second	Third	Fourth
Revenue, net	$55,609	$58,167	$56,012	$56,170	$225,958
Gross profit	46,410	48,373	46,742	46,460	187,985
Net income	$911	$829	$1,782	$3,907	$7,429
Per common share:
Income per share, basic	$0.07	$0.06	$0.13	$0.27	$0.53
Income per share, diluted	$0.06	$0.06	$0.12	$0.26	$0.50

	Fiscal Quarter				Year ended June 30, 2018
	First	Second	Third	Fourth
Revenue, net	$49,127	$49,482	$50,562	$54,033	$203,204
Gross profit	40,388	40,365	41,641	45,962	168,356
Net income	$817	$317	$1,635	$2,992	$5,761
Per common share:
Income per share, basic	$0.06	$0.02	$0.12	$0.20	$0.41
Income per share, diluted	$0.06	$0.02	$0.12	$0.21	$0.41