Form 10-Q
period 2019-09-30
Lifevantage Corp
filed 2019-10-30
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
9785 S. Monroe Street, Suite 400, Sandy, UT 84070
(Address of principal executive offices, including zip code)
(801) 432-9000
(Registrant’s telephone number)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of October 25, 2019 was 13,979,254.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Inability to properly manage, motivate and retain our independent distributors or to attract new independent distributors and customers on an ongoing basis;
•Inability to manage existing markets, open new international markets or expand our operations;
•Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;
•Inability of new products and technological innovations to gain distributor or market acceptance;
•Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;
•Inability to appropriately manage our inventory;
•Potential adverse effects on our business and stock price due to ineffective internal controls;
•Disruptions in our information technology systems;
•Inability to protect against cyber security risks and to maintain the integrity of data;
•Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;
•International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;
•Inability to raise additional capital or complete desired acquisitions;
•Dependence upon a few products for revenue;
•High quality materials for our products may become difficult to obtain or expensive;
•Dependence on third parties to manufacture our products;
•Disruptions to the transportation channels used to distribute our products;
•We may be subject to a product recall;
•Unfavorable publicity on our business or products;
•Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;

•Legal proceedings may be expensive and time consuming;
•Strict government regulations on our business;
•Regulations governing the production or marketing of our products;
•Risk of investigatory and enforcement action by the Federal Trade Commission;
•Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;
•Failure to comply with anti-corruption laws;
•Loss of, or inability to attract, key personnel;
•We may be held responsible for certain taxes or assessments and other obligations relating to the activity of our independent distributors;
•Competition in the dietary supplement market;
•Our inability to protect our intellectual property rights;
•Third party claims that we infringe on their intellectual property;
•Product liability claims against us;
•Economic, political, foreign exchange and other risks associated with international operations;
•Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;
•Volatility of the market price of our common stock;
•Substantial sales of shares may negatively impact the market price of our common stock; and
•Dilution of outstanding common shares may occur if holders of our existing options exercise their securities or upon future vesting of performance restricted stock units.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	June 30, 2019
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,009	$18,824
Accounts receivable	2,123	2,066
Income tax receivable	1,850	1,236
Inventory, net	14,776	13,753
Prepaid expenses and other	10,599	7,309
Total current assets	42,357	43,188

Property and equipment, net	7,380	7,131
Right-of-use assets	2,706	—
Intangible assets, net	950	983
Deferred income tax asset	1,325	2,693
Other long-term assets	1,282	1,278
TOTAL ASSETS	$56,000	$55,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,148	$5,180
Commissions payable	7,865	7,916
Income tax payable	150	592
Lease liabilities	2,539	—
Other accrued expenses	8,636	11,053
Current portion of long-term debt, net	969	1,454
Total current liabilities	25,307	26,195

Lease liabilities	680	—
Other long-term liabilities	389	1,879
Total liabilities	26,376	28,074
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,034 and 14,114 issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	1	1
Additional paid-in capital	128,661	127,096
Accumulated deficit	(99,084)	(99,960)
Accumulated other comprehensive income	46	62
Total stockholders’ equity	29,624	27,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,000	$55,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2019	2018
(In thousands, except per share data)
Revenue, net	$56,228	$55,609
Cost of sales	9,190	9,199
Gross profit	47,038	46,410
Operating expenses:
Commissions and incentives	26,774	27,785
Selling, general and administrative	17,686	17,301
Total operating expenses	44,460	45,086
Operating income	2,578	1,324
Other expense:
Interest expense, net	(48)	(110)
Other expense, net	(80)	(49)
Total other expense	(128)	(159)
Income before income taxes	2,450	1,165
Income tax expense	(689)	(254)
Net income	$1,761	$911
Net income per share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.06
Weighted-average shares outstanding:
Basic	14,009	13,987
Diluted	15,106	15,139
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(16)	$(125)
Other comprehensive loss, net of tax	(16)	(125)
Comprehensive income	$1,745	$786
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707

Stock-based compensation	—	—	1,276	—	—	1,276
Exercise of options	3	—	11	—	—	11
Common stock issued under employee stock purchase plan	32	—	339	—	—	339
Shares canceled or surrendered as payment of tax withholding	(4)	—	(61)	—	—	(61)
Repurchase of company stock	(111)	—	—	(1,393)	—	(1,393)
Currency translation adjustment	—	—	—	—	(16)	(16)
Net income	—	—	—	1,761	—	1,761
Balances, September 30, 2019	14,034	$1	$128,661	$(99,084)	$46	$29,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,761	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	441
Stock-based compensation	1,372	1,333
Amortization of right-of-use assets	571	—
Amortization of deferred financing fees	2	1
Amortization of debt discount	13	7
Deferred income tax	1,203	233
Changes in operating assets and liabilities:
Accounts receivable	(66)	(318)
Income tax receivable	(614)	(909)
Inventory, net	(1,066)	313
Prepaid expenses and other	(3,296)	1,332
Other long-term assets	—	5
Accounts payable	(17)	127
Income tax payable	(442)	(30)
Other accrued expenses	(2,776)	(885)
Lease liabilities	(662)	—
Other long-term liabilities	21	(195)
Net Cash Provided by (Used in) Operating Activities	(3,460)	2,366
Cash Flows from Investing Activities:
Investments in convertible note receivable	—	(1,400)
Purchase of equipment	(752)	(86)
Net Cash Used in Investing Activities	(752)	(1,486)
Cash Flows from Financing Activities:
Repurchase of company stock	(1,393)	—
Payment on term loan	(500)	(500)
Shares purchased as payment of tax withholding	(61)	—
Proceeds from common stock issued under employee stock purchase plan	339	—
Exercise of options	11	172
Net Cash Used in Financing Activities	(1,604)	(328)
Foreign Currency Effect on Cash	1	(81)
Increase (Decrease) in Cash and Cash Equivalents:	(5,815)	471
Cash and Cash Equivalents — beginning of period	18,824	16,652
Cash and Cash Equivalents — end of period	$13,009	$17,123
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22	$80
Cash paid for income taxes	$557	$755
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2019 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2019.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2019, and the results of operations for the three months ended September 30, 2019 and 2018, and the cash flows for the three months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2019, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2019, and included in the annual report on Form 10-K on file with the SEC.
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

Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2019 and 2018, a net foreign currency loss of $0.1 million and a gain of $10,000, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of September 2019 and were not designated for hedge accounting. For the three months ended September 30, 2019 and 2018, realized losses of $0.1 million and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at September 30, 2019.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2019, the Company had $10.0 million in cash accounts at one financial institution and $3.0 million in accounts at other financial institutions. As of September 30, 2019 and June 30, 2019, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2019 and June 30, 2019 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2019 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2019 and 2018.
Inventory
As of September 30, 2019 and June 30, 2019, inventory consisted of (in thousands):

	September 30, 2019		June 30, 2019
Finished goods	$10,328	69.9%	$9,903	72.0%
Raw materials	4,448	30.1%	3,850	28.0%
Total inventory	$14,776	100.0%	$13,753	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.2 million at September 30, 2019 and June 30, 2019, respectively, related to obsolete and slow-moving inventory.
Convertible Note Receivable
The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019 ("Convertible Note"). The Convertible Note accrues interest at a rate of 8% per annum, compounded annually. The principal and unpaid accrued interest of the Convertible Note will either be repaid in cash or converted into shares of equity securities of GEG. On May 17, 2019, the Company and GEG entered into an amendment to the Convertible Note to extend the maturity date to December 31, 2019. In all other aspects, the Convertible Note remained unchanged from the original agreement. As of September 30, 2019, the note receivable balance was $2.2 million, including accrued interest, which is included in prepaid expenses and other on the condensed consolidated balance sheet.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days if the returned product is unopened or defective. After 30 days, the Company generally does not issue refunds to customers for returned product. The Company allows terminating independent distributors to return up to 30% of unopened, unexpired product that they have purchased within the prior twelve months for a full refund, less a 10% restocking fee. The Company establishes a refund liability reserve and an asset reserve for its right to recover products based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2019 and June 30, 2019, the returns liability reserve, net was $0.3 million and $0.4 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2019 and 2018 were $0.2 million and $0.4 million, respectively.
Leases
The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

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
The Black-Scholes option pricing model is used to estimate the fair value of stock options and options under the Company's 2019 Employee Stock Purchase Plan. The determination of the fair value of options is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical data for estimating the expected volatility and expected life of stock options required in the Black-Scholes model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, updated as needed for changes in corporate tax rates. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company recognizes tax liabilities or benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized would be the largest liability or benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
For the three months ended September 30, 2019 and 2018, the Company recognized income tax expense of $0.7 million and $0.3 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2019 and 2018, the effects of approximately 21,000 and 9,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$1,761	$911
Denominator:
Basic weighted-average common shares outstanding	14,009	13,987
Effect of dilutive securities:
Stock awards and options	1,097	1,152
Diluted weighted-average common shares outstanding	15,106	15,139
Net income per share, basic	$0.13	$0.07
Net income per share, diluted	$0.12	$0.06
Segment Information
The Company operates in a single operating segment by selling products to an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region.
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2019	2018
Americas	$40,181	$41,079
Asia/Pacific & Europe	16,047	14,530
Total revenue	$56,228	$55,609
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2019	2018
United States	$37,346	$38,315
Japan	$11,058	$10,057
The following table presents the Company's long-lived assets for its most significant geographic markets:

	September 30, 2019	June 30, 2019
United States	$9,954	$9,772
Japan	$1,799	$955
Effect of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires all lessees to recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The Company adopted Topic 842 on July 1, 2019, using the modified retrospective transition method. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term. Upon adoption, the Company recognized cumulative operating lease liabilities of $3.9 million and operating right-of-use assets of $3.3 million. Additionally, a one-time beginning balance adjustment of $0.5 million was recognized in the condensed consolidated statement of stockholders’ equity due to an update to the expected term of an operating lease.

Note 3 — Leases
The Company has operating leases for corporate offices and certain equipment. These leases have remaining terms of one to two years, some of which include options to extend the leases for up to an additional three years. As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.24 years and 4.91%, respectively.
For the three months ended September 30, 2019, operating lease expense was $0.7 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended September 30, 2019
Operating cash flows from operating leases	$720
Right-of-use assets obtained in exchange for lease obligations	$—
Maturity of lease liabilities at September 30, 2019 are as follows (in thousands):

Year ended June 30,	Amount
2020 (remaining nine months ending June 30, 2020)	$2,152
2021	1,140
Total	3,292
Less: imputed interest	(73)
Present value of lease liabilities	$3,219
Under ASC 840, minimum future operating lease obligations at June 30, 2019 are as follows (in thousands):

Year ending June 30,	Amount
2020	$2,872
2021	1,140
Total	$4,012

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of September 30, 2019, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. The Company will repay the remaining $1.0 million balance of the 2016 Term Loan during during fiscal 2020 in accordance with the terms of the 2016 Credit Facility, as amended.
Note 5 — Stockholders’ Equity
During the three months ended September 30, 2019, the Company issued 3,000 shares of common stock upon the exercise of options. During the three months ended September 30, 2019, 4,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. During the three months ended September 30, 2019, the Company purchased 0.1 million shares of common stock at an aggregate price of $1.4 million under this repurchase program. At September 30, 2019, there is $7.5 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of September 30, 2019, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
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
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of September 30, 2019, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of September 30, 2019, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company's common stock.
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
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and its stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 400,000 shares of its common stock for issuance under the ESPP. As of September 30, 2019, 367,114 shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
Purchase Price. Employees may purchase each share of common stock under the ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's contributions to the ESPP are limited to 15% of their regular hourly or salary compensation, and up to a maximum of 3,000 shares may be purchased during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant's rights to purchase stock to accrue at a rate exceeding $25,000 grant date fair market value of stock for each calendar year in which such option is outstanding at any time.

Offering Periods. Unless otherwise determined by the compensation committee, the ESPP will be operated through a series of successive six-month offering periods, which will begin each year on March 1 and September 1.
During the three months ended September 30, 2019, 32,886 shares of common stock were issued under the ESPP. During the three months ended September 30, 2018, no shares of common stock were issued.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2019, stock-based compensation of $1.3 million was reflected as an increase to additional paid-in capital and an increase of $41,000 was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2018, stock-based compensation of $0.6 million was reflected as an increase to additional paid-in capital and an increase of $0.7 million was included in other accrued expenses, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2019, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact of any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
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
Note 8 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services, including a convertible note agreement. For discussion related to the convertible note between the Company and GEG, see Note 2. Two members of the Company's board of directors serve on the GEG board of directors. During the three months ended September 30, 2019, the Company paid $0.6 million to GEG for software application development services.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin and hair care products. We currently sell our products to customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
Our revenue depends on the number and productivity of our independent distributors and the number of our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim™ for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System;
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
Our Products
Our line of scientifically-validated dietary supplements includes Protandim® NRF1 Synergizer, Nrf2 Synergizer, and NAD Synergizer, LifeVantage® Omega+ and ProBio. The Protandim® NRF1 Synergizer is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim®

NAD Synergizer was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® line of anti-aging skin and hair care products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim™ for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System, which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. The Vitality Stack includes four of our nutrigenomics products — Protandim® NRF1 and Nrf2 Synergizers and LifeVantage® Omega+ and ProBio. It was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack, we added Protandim® NAD Synergizer and PhysIQ™ Prebiotic to our Vitality Stack to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Our Protandim® Tri-Synergizer consists of our Protandim® NRF1 Synergizer, Nrf2 Synergizer and NAD Synergizer, and was designed to effectively reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks for our PhysIQ™ and TrueScience® product lines.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and customers.
Accounts
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

The following tables summarize the changes in our active accounts base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we only count as active accounts those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of September 30,
	2019		2018		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	44,000	67.7%	46,000	69.7%	(2,000)	(4.3)%
Asia/Pacific & Europe	21,000	32.3%	20,000	30.3%	1,000	5.0%
Total Active Independent Distributors	65,000	100.0%	66,000	100.0%	(1,000)	(1.5)%

Active Customers
Americas	92,000	79.3%	96,000	80.7%	(4,000)	(4.2)%
Asia/Pacific & Europe	24,000	20.7%	23,000	19.3%	1,000	4.3%
Total Active Customers	116,000	100.0%	119,000	100.0%	(3,000)	(2.5)%

Active Accounts
Americas	136,000	75.1%	142,000	76.8%	(6,000)	(4.2)%
Asia/Pacific & Europe	45,000	24.9%	43,000	23.2%	2,000	4.7%
Total Active Accounts	181,000	100.0%	185,000	100.0%	(4,000)	(2.2)%

Results of Operations
Three Months Ended September 30, 2019 and 2018
Revenue. We generated net revenue of $56.2 million and $55.6 million during the three months ended September 30, 2019 and 2018, respectively. Foreign currency fluctuations positively impacted our revenue $0.2 million or 0.4% during the three months ended September 30, 2019.
Americas. The following table sets forth revenue for the three months ended September 30, 2019 and 2018 for the Americas region (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
United States	$37,346	$38,324	(2.6)%
Other	2,835	2,755	2.9%
Americas Total	$40,181	$41,079	(2.2)%
Revenue in the Americas region for the three months ended September 30, 2019 decreased $0.9 million or 2.2% from the prior year same period. Revenue in the Americas decreased mainly due to an overall decrease of 4.2% in active accounts during the current year period in the region, partially offset by increased revenue in our Canadian market.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2019 and 2018 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Japan	$11,058	$10,057	10.0%
Australia	1,918	1,136	68.8%
Greater China	988	1,531	(35.5)%
Other	2,083	1,806	15.3%
Asia/Pacific & Europe Total	$16,047	$14,530	10.4%
Revenue in the Asia/Pacific & Europe region increased $1.5 million or 10.4% for the three months ended September 30, 2019, as compared to the prior year period. The year over year increase in this region was mainly due to increased revenue in Japan and strong growth in our Australia and Thailand markets as we continue to focus on growth in these regions. These increases were partially offset by a weakening in our Greater China market in the current year period. Revenue in the Asia/Pacific & Europe region was positively impacted by approximately $0.3 million or 1.8% during the three months ended September 30, 2019, as compared to the prior year period, by foreign currency exchange rate fluctuations. Revenue in Japan was positively impacted approximately $0.4 million or 4.1% during the three months ended September 30, 2019, as compared to the prior year period, by foreign currency exchange rate fluctuations. On a constant currency basis, revenue in Japan increased 5.8% for the three months ended September 30, 2019, as compared to the prior year period. Active accounts in the region increased 4.7% as compared to the prior year period, contributing to the growth in the region. We have also realized a steady increase in revenue from our New Zealand global customer acquisition program and we are scheduled for a full launch in that market during our second fiscal quarter.
Globally, we continue to focus on strengthening our core business through our fiscal 2020 initiatives, which include the strengthening of our customer subscription programs, the launch of our Protandim® NAD Synergizer product in October 2019, continued investment in our red carpet program, expanding our global footprint, including the roll out of our product lines to international markets, enhancements to our compensation programs, and the continued development and improvement of distributor training tools and technologies that will help our independent distributors grow their businesses and improve the customer experience. During the three months ended September 30, 2019, we celebrated our 10 year anniversary at our Kansas City Elite Academy, held multiple events in Japan, including our Japan Convention in September 2019 and, in the beginning of October 2019, introduced our new Protandim® NAD Synergizer product, along with the updated Protandim® Tri-Synergizer system which now targets three separate pathways to fight the effects of aging. We are scheduled to fully launch our New Zealand market in November 2019 and remain committed to refining our mainland China e-commerce business model.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2019 and 2018 was 83.7% and 83.5%, respectively. The increase in gross margin is primarily due to decreased inventory obsolescence and handling costs and changes to our geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2019 were $26.8 million or 47.6% of revenue as compared to commissions and incentives expenses of $27.8 million or 50.0% of revenue for the three months ended September 30, 2018. The decrease in commissions and incentives expenses as a percentage of revenue is due mainly to the timing of promotional and incentive programs and investment in our red carpet program. Distributor commissions as a percentage of commissionable revenue generated remained consistent during the comparable periods.
We expect commissions and incentives expenses for the remainder of fiscal 2020, as a percentage of revenue, to fluctuate slightly as we execute on our operating plan and continue to be opportunistic with investments in promotional and incentive programs and our red carpet program to drive continued revenue growth.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2019 were $17.7 million or 31.5% of revenue as compared to selling, general and administrative expenses of $17.3 million or 31.1% of revenue for the three months ended September 30, 2018. The increase in selling, general and administrative expenses during the three months ended September 30, 2019 compared to the prior year period primarily was due to increased employee headcount and related compensation costs and increased depreciation expenses associated with our investment in new technology assets that have been placed in service.
We expect selling, general and administrative expenses, as a percent of revenue, to decrease for the remainder of the fiscal year as we leverage current spending and execute on our strategic investments and initiatives designed to increase revenue and improve operating margins. We do, however, anticipate that there will be fluctuations from period to period due to the timing of product and market launches and other planned events.
Total Other Expense. During the three months ended September 30, 2019, we recognized net other expenses of $0.1 million, as compared to net other expenses of $0.2 million for the three months ended September 30, 2018. Total other expense for the three months ended September 30, 2019 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Contractual interest expense:
2016 Term Loan	$22	$80
Amortization of deferred financing fees:
2016 Term Loan	2	1
Amortization of debt discount:
2016 Term Loan	13	7
Other	11	22
Total interest expense	$48	$110
Income Tax Expense. We recognized income tax expense of $0.7 million for the three months ended September 30, 2019 as compared to income tax expense of $0.3 million for the three months ended September 30, 2018.
The effective tax rate was 28.1% of pre-tax income during the three months ended September 30, 2019, compared to 21.8% for the prior year period. The increase in the tax rate for fiscal 2020 was due to limitations on deductions related to executive compensation and decreased impact of favorable discrete items in the current year due to increased pre-tax book income.
We expect that our effective tax rate will decrease during the remainder of fiscal 2020 as we anticipate favorable discrete items related to vesting of stock awards during the year; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of September 30, 2019, our available liquidity was $13.0 million, which consisted of available cash and cash equivalents. This represents a decrease of $5.8 million from the $18.8 million in cash and cash equivalents as of June 30, 2019.
During the three months ended September 30, 2019, our net cash used in operating activities was $3.5 million as compared to net cash provided by operating activities of $2.4 million during the three months ended September 30, 2018.
During the three months ended September 30, 2019, our net cash used in investing activities was $0.8 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2018, our net cash used in investing activities was $1.5 million, as a result of the investment in convertible notes receivable and the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2019 was $1.6 million as a result of our repurchase of common stock, the quarterly principal payment on the 2016 Term Loan, and shares purchased as payment of tax withholding, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the three months ended September 30, 2018 was $0.3 million as a result of our quarterly principal payments on the 2016 Term Loan, partially offset by proceeds from stock option exercises.
At September 30, 2019 and June 30, 2019, the total amount of our foreign subsidiary cash was $5.7 million and $6.3 million, respectively. The December 2017 tax reform enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2019, we had working capital (current assets minus current liabilities) of $17.1 million, compared to working capital of $17.0 million at June 30, 2019. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million, as amended. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2019, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
The 2016 Credit Facility, as amended, also contains various financial covenants that require us to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Specifically, we must:
•Maintain a minimum fixed charge coverage ratio (as defined in the 2016 Loan Agreement, as amended) of at least 1.10 to 1.00 at the end of each fiscal quarter, measured on a trailing twelve month basis;
•Maintain minimum consolidated working capital (as defined in the 2016 Loan Agreement, as amended) at the end of each fiscal quarter of at least $6.0 million; and
•Maintain a ratio of total liabilities to tangible net worth (as defined in the 2016 Loan Agreement, as amended) of not greater than 3.00 to 1.00 at the end of each quarter, measured on a trailing twelve month basis.

As of September 30, 2019, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$1,000	$1,000	$—	$—	$—
Interest on long-term debt obligations	22	22	—	—	—
Operating lease obligations	3,292	2,642	650	—	—
Other operating obligations (1)	19,517	9,506	9,340	671	—
Total	$23,831	$13,170	$9,990	$671	$—
(1) Other operating obligations represent non-cancelable contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, customers may return unopened product to us within 30 days of purchase for a refund of the purchase price less shipping and handling. As of September 30, 2019, our shipments of products sold totaling approximately $18.5 million were subject to the return policy. In addition, we allow terminating independent distributors to return up to 30% of unopened, unexpired product they purchased within the prior twelve months.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at September 30, 2019, compared with $0.4 million at June 30, 2019. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
Inventory Valuation
We value our inventory at the lower of cost or net realizable value on a first-in first-out basis. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its net realizable value. Factors utilized in the determination of net realizable value include: (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.
During the three months ended September 30, 2019 and 2018, we recognized expenses of $0.1 million and $0.3 million, respectively, related to obsolete and slow-moving inventory.
Revenue Recognition
Revenue is recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales, value add, and other taxes that we collect concurrent with revenue-producing activities are excluded from revenue.
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
Foreign Currency Risk
During the three months ended September 30, 2019, approximately 34% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2019, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.0% decrease of our three months ended September 30, 2019 revenue, in the amount of $1.7 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2019, filed on August 14, 2019. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we were authorized to repurchase up to $5.0 million of our outstanding shares through November 27, 2020. On February 1, 2019, our Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount to $15.0 million. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended

September 30, 2019, we repurchased 0.1 million shares of our common stock on the open market at an aggregate purchase price of $1.4 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended September 30, 2019. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$—
August 1 - August 31	39,339	$11.83	39,339	$8,380,137
September 1 - September 30	71,726	$12.94	71,726	$7,452,228
Total	111,065		111,065

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and June 30, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2019; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	October 30, 2019	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2019	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)