Form 10-Q
period 2019-12-31
Lifevantage Corp
filed 2020-01-28
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 24, 2020 was 14,359,064.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Inability to properly manage, motivate and retain our independent distributors or to attract new customers and independent distributors on an ongoing basis;
•Inability to manage existing markets, open new international markets or expand our operations;
•Non-compliance by our independent distributors with applicable legal requirements or our policies and procedures, including making improper and/or illegal claims about our products or earnings opportunity;
•Inability of new products and technological innovations to gain customer or independent distributor or market acceptance;
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
•Dependence upon few products for revenue;
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
•Competition in the dietary supplement and personal care markets;
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
•Substantial sales of shares may negatively impact the market price of our common stock; and
•Dilution of outstanding common shares may occur if holders of our existing options exercise their securities or upon future vesting of restricted stock units.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	June 30, 2019
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$14,479	$18,824
Accounts receivable	1,788	2,066
Income tax receivable	1,006	1,236
Inventory, net	14,222	13,753
Prepaid expenses and other	6,117	7,309
Total current assets	37,612	43,188

Property and equipment, net	7,586	7,131
Right-of-use assets	2,136	—
Intangible assets, net	917	983
Deferred income tax asset	3,014	2,693
Equity securities	2,205	—
Other long-term assets	1,548	1,278
TOTAL ASSETS	$55,018	$55,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,900	$5,180
Commissions payable	8,059	7,916
Income tax payable	170	592
Lease liabilities	2,270	—
Other accrued expenses	10,362	11,053
Current portion of long-term debt, net	484	1,454
Total current liabilities	25,245	26,195

Lease liabilities	288	—
Other long-term liabilities	387	1,879
Total liabilities	25,920	28,074
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,293 and 14,114 issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	1	1
Additional paid-in capital	125,858	127,096
Accumulated deficit	(96,793)	(99,960)
Accumulated other comprehensive income	32	62
Total stockholders’ equity	29,098	27,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,018	$55,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(In thousands, except per share data)
Revenue, net	$61,242	$58,167	$117,470	$113,776
Cost of sales	10,230	9,794	19,421	18,994
Gross profit	51,012	48,373	98,049	94,782
Operating expenses:
Commissions and incentives	29,235	28,176	56,009	55,961
Selling, general and administrative	18,131	19,616	35,817	36,918
Total operating expenses	47,366	47,792	91,826	92,879
Operating income	3,646	581	6,223	1,903
Other expense:
Interest expense, net	(41)	(100)	(89)	(209)
Other expense, net	(148)	(72)	(228)	(120)
Total other expense	(189)	(172)	(317)	(329)
Income before income taxes	3,457	409	5,906	1,574
Income tax benefit	846	420	158	166
Net income	$4,303	$829	$6,064	$1,740
Net income per share:
Basic	$0.31	$0.06	$0.44	$0.12
Diluted	$0.30	$0.06	$0.42	$0.12
Weighted-average shares outstanding:
Basic	13,902	13,944	13,908	13,996
Diluted	14,562	14,963	14,515	14,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(14)	$121	$(30)	$(4)
Other comprehensive income (loss), net of tax	(14)	121	(30)	(4)
Comprehensive income	$4,289	$950	$6,034	$1,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707

Stock-based compensation	—	—	1,276	—	—	1,276
Exercise of options	3	—	11	—	—	11
Common stock issued under employee stock purchase plan	32	—	339	—	—	339
Shares canceled or surrendered as payment of tax withholding	(4)	—	(61)	—	—	(61)
Repurchase of company stock	(111)	—	—	(1,393)	—	(1,393)
Currency translation adjustment	—	—	—	—	(16)	(16)
Net income	—	—	—	1,761	—	1,761
Balances, September 30, 2019	14,034	$1	$128,661	$(99,084)	$46	$29,624

Stock-based compensation	—	—	1,503	—	—	1,503
Exercise of options	21	—	54	—	—	54
Common stock issued under equity award plans	659	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(281)	—	(4,360)	—	—	(4,360)
Repurchase of company stock	(140)	—	—	(2,012)	—	(2,012)
Currency translation adjustment	—	—	—	—	(14)	(14)
Net income	—	—	—	4,303	—	4,303
Balances, December 31, 2019	14,293	$1	$125,858	$(96,793)	$32	$29,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2019	2018
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,064	$1,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,245	878
Stock-based compensation	2,918	3,053
Amortization of right-of-use assets	1,148	—
Amortization of deferred financing fees	4	2
Amortization of debt discount	26	13
Deferred income tax	(486)	972
Changes in operating assets and liabilities:
Accounts receivable	275	(303)
Income tax receivable	230	(2,415)
Inventory, net	(452)	323
Prepaid expenses and other	(1,000)	2,206
Other long-term assets	(279)	7
Accounts payable	(1,268)	308
Income tax payable	(422)	122
Other accrued expenses	(805)	420
Lease liabilities	(1,328)	—
Other long-term liabilities	(105)	(384)
Net Cash Provided by Operating Activities	5,765	6,942
Cash Flows from Investing Activities:
Investments in convertible note receivable	—	(2,000)
Purchase of equipment	(1,633)	(272)
Net Cash Used in Investing Activities	(1,633)	(2,272)
Cash Flows from Financing Activities:
Repurchase of company stock	(3,405)	(1,500)
Payment on term loan	(1,000)	(1,000)
Shares purchased as payment of tax withholding	(4,421)	—
Proceeds from common stock issued under employee stock purchase plan	339	—
Exercise of options	65	184
Net Cash Used in Financing Activities	(8,422)	(2,316)
Foreign Currency Effect on Cash	(55)	(17)
Increase (Decrease) in Cash and Cash Equivalents:	(4,345)	2,337
Cash and Cash Equivalents — beginning of period	18,824	16,652
Cash and Cash Equivalents — end of period	$14,479	$18,989
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$36	$152
Cash paid for income taxes	$654	$1,066
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and distributors and a financially rewarding direct sales opportunity to independent distributors. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through an e-commerce business model.
The Company engages in the identification, research, development and distribution of advanced nutraceutical dietary supplements and skin and hair care products, including Protandim®, its line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, its line of skin and hair care products, Petandim® for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® Smart Energy Drink mixes, and PhysIQ™, its Smart Weight Management System.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2019, and the results of operations for the three and six months ended December 31, 2019 and 2018, and the cash flows for the six months ended December 31, 2019 and 2018. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2019 and 2018, a net foreign currency gain of $0.1 million and a loss of $0.1 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2019 and 2018, a net foreign currency gain of $12,000 and a loss of $0.1 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2019 and were not designated for hedge accounting. For the three months ended December 31, 2019 and 2018, realized losses of $0.2 million and $25,000, respectively, related to forward contracts, are recorded in other expense, net. For the six months ended December 31, 2019 and 2018, realized losses of $0.3 million and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at December 31, 2019.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2019, the Company had $10.9 million in cash accounts at one financial institution and $3.6 million in accounts at other financial institutions. As of December 31, 2019 and June 30, 2019, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2019 and June 30, 2019 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2019 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2019 and 2018.
Inventory
As of December 31, 2019 and June 30, 2019, inventory consisted of (in thousands):

	December 31, 2019		June 30, 2019
Finished goods	$10,738	75.5%	$9,903	72.0%
Raw materials	3,484	24.5%	3,850	28.0%
Total inventory	$14,222	100.0%	$13,753	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.2 million at December 31, 2019 and June 30, 2019, respectively, related to obsolete and slow-moving inventory.
Fair Value of Financial Instruments
The Company accounts for assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the fair-value hierarchy below. This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.
•Level 1—Quoted prices for identical instruments in active markets;

•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Equity securities held by the Company are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), in certain circumstances (e.g., when there is evidence of impairment).
Revenue Recognition
Revenue is recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, the TrueScience® line of Nrf2-infused skin and hair care products, Petandim® for Dogs, Axio® Smart Energy Drink mixes, and the PhysIQ™ Smart Weight Management System. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
The Company also charges independent distributors to attend certain events held by the Company. Tickets to events are sold as standalone items or included within packs. For event tickets sold in packs, the Company allocates a portion of the transaction price to the ticket on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Fee revenue associated with ticket sales is recorded in the month that the event is held, which is when the Company has performed its obligations under the contract.
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve and an asset reserve for its right to recover products based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2019 and June 30, 2019, the returns liability reserve, net was $0.3 million and $0.4 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2019 and 2018 were $0.3 million and $0.5 million, respectively. Research and development expenses for the six months ended December 31, 2019 and 2018 were $0.5 million and $0.9 million, respectively.
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
For the six months ended December 31, 2019 and 2018, the Company recognized income tax benefit of $0.2 million and $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2019 and 2018, the effects of approximately 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2019 and 2018, the effects of approximately 0.2 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$4,303	$829	$6,064	$1,740
Denominator:
Basic weighted-average common shares outstanding	13,902	13,944	13,908	13,996
Effect of dilutive securities:
Stock awards and options	660	1,019	607	1,000
Diluted weighted-average common shares outstanding	14,562	14,963	14,515	14,996
Net income per share, basic	$0.31	$0.06	$0.44	$0.12
Net income per share, diluted	$0.30	$0.06	$0.42	$0.12
Segment Information
The Company operates in a single operating segment by selling products directly to customers and through an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region.
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Americas	$44,284	$42,440	$84,465	$83,519
Asia/Pacific & Europe	16,958	15,727	33,005	30,257
Total revenue	$61,242	$58,167	$117,470	$113,776
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
United States	$41,355	$39,633	$78,701	$77,948
Japan	$10,497	$10,028	$21,555	$20,085
The following table presents the Company's long-lived assets for its most significant geographic markets:

	December 31, 2019	June 30, 2019
United States	$11,883	$9,772
Japan	$1,572	$955
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

Note 3 — Gig Economy Group Investment
Convertible Note Receivable
The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019 ("Convertible Note"). The Convertible Note accrued interest at a rate of 8% per annum, compounded annually. On May 17, 2019, the Company and GEG entered into an amendment agreement to extend the maturity date of the Convertible Note to December 31, 2019. In all other aspects, the Convertible Note remained unchanged from the original agreement. Pursuant to a Common Stock Purchase Agreement between the Company and GEG dated December 16, 2019, GEG issued to the Company 1,000,000 shares of GEG’s common stock, par value $0.0001 per share, in consideration for conversion and cancellation of all principal, interest and other amounts due under the Convertible Note (representing $2.2 million in aggregate consideration).
Equity Securities under ASC 321
At December 31, 2019, the Company held a minority interest (less than 20%) in GEG, accounted for under ASC 321, Investments - Equity Securities ("ASC 321"), which is included in equity securities in the condensed consolidated balance sheets. Dividends received are reported in earnings if and when received. The Company reviews securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, the Company estimates the fair value of the investment and recognizes an impairment loss in other expense, net on the condensed consolidated statements of operations and comprehensive income equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by GEG's management and quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because GEG is in the early startup stage, GEG is subject to potential changes in cash flows and valuation, and may be unable to raise additional capital necessary to support its ongoing operations.
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at December 31, 2019. During the three months ended December 31, 2019, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of one year to two years. As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.01 years and 4.92%, respectively.
For the three months ended December 31, 2019, operating lease expense was $0.7 million. For the six months ended December 31, 2019, operating lease expense was $1.3 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating cash outflows from operating leases	$720	$1,440
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Maturity of lease liabilities at December 31, 2019 are as follows (in thousands):

Year ended June 30,	Amount
2020 (remaining six months ending June 30, 2020)	$1,413
2021	1,203
Total	2,616
Less: imputed interest	(58)
Present value of lease liabilities	$2,558
Under ASC 840, minimum future operating lease obligations at June 30, 2019 are as follows (in thousands):

Year ending June 30,	Amount
2020	$2,872
2021	1,140
Total	$4,012

Note 5 — Long-Term Debt
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of December 31, 2019, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. The Company will repay the remaining $0.5 million balance of the 2016 Term Loan during fiscal 2020 in accordance with the terms of the 2016 Credit Facility, as amended.

Note 6 — Stockholders’ Equity
During the three and six months ended December 31, 2019, the Company issued 21,000 and 24,000 shares, respectively, of common stock upon the exercise of options. During the three and six months ended December 31, 2019, 0.3 million and 0.3 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. During the six months ended December 31, 2019, the Company purchased 0.3 million shares of common stock at an aggregate price of $3.4 million under this repurchase program. At December 31, 2019, there is $5.4 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of December 31, 2019, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $3.36 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of December 31, 2019, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 26,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of December 31, 2019, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of December 31, 2019, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of December 31, 2019, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company's common stock.
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
Share Reserve. The Company has reserved 400,000 shares of its common stock for issuance under the ESPP. As of December 31, 2019, 367,114 shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2019, 32,886 shares of common stock were issued under the ESPP. During the six months ended December 31, 2018, no shares of common stock were issued.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2019, stock-based compensation of $1.4 million and $2.7 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.1 million and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2018, stock-based compensation of $1.0 million and $1.6 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.7 million and $1.4 million, respectively, was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2019, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiff's amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. The Company's response is due on January 28, 2020. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 9 — Related Party Transactions

The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. During the six months ended December 31, 2019, the Company paid $1.1 million to GEG for software application development services.
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
Our revenue depends on the number and productivity of our independent distributors and sales to our customers. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim® for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our Smart Energy Drink mixes, and PhysIQ™, our Smart Weight Management System;
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Our Products
Our line of scientifically-validated dietary supplements includes Protandim® NRF1 Synergizer®, Nrf2 Synergizer®, and NAD Synergizer™, LifeVantage® Omega+ and ProBio. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer™ was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® line of anti-aging skin and hair care products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim® for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of Smart Energy Drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our Smart Weight Management System, which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management.

We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. The Vitality Stack™ includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Nrf2 Synergizer® and LifeVantage® Omega+ and ProBio. It was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack™, we added Protandim® NAD Synergizer™ and PhysIQ™ Prebiotic to our Vitality Stack to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Our Protandim® Tri-Synergizer™ consists of our Protandim® NRF1 Synergizer®, Nrf2 Synergizer® and NAD Synergizer™, and was designed to effectively reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks for our PhysIQ™ and TrueScience® product lines.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and customers.
Accounts
Because we utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business is primarily based on the effectiveness of our independent distributors to attract customers and sell our products and our ability to attract new and retain existing independent distributors. Changes in our product sales typically are the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and customers purchasing our products. The number of active independent distributors and customers is, therefore, used by management as a key non-financial measure.
The following tables summarize the changes in our active accounts base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we define “Active Accounts” as only those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of December 31,
	2019		2018		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	46,000	67.6%	45,000	68.2%	1,000	2.2%
Asia/Pacific & Europe	22,000	32.4%	21,000	31.8%	1,000	4.8%
Total Active Independent Distributors	68,000	100.0%	66,000	100.0%	2,000	3.0%

Active Customers
Americas	89,000	78.1%	95,000	80.5%	(6,000)	(6.3)%
Asia/Pacific & Europe	25,000	21.9%	23,000	19.5%	2,000	8.7%
Total Active Customers	114,000	100.0%	118,000	100.0%	(4,000)	(3.4)%

Active Accounts
Americas	135,000	74.2%	140,000	76.1%	(5,000)	(3.6)%
Asia/Pacific & Europe	47,000	25.8%	44,000	23.9%	3,000	6.8%
Total Active Accounts	182,000	100.0%	184,000	100.0%	(2,000)	(1.1)%

Results of Operations
Three and Six Months Ended December 31, 2019 and 2018
Revenue. We generated net revenue of $61.2 million and $58.2 million during the three months ended December 31, 2019 and 2018, respectively. We generated net revenue of $117.5 million and $113.8 million during the six months ended December 31, 2019 and 2018, respectively. Foreign currency fluctuations positively impacted our revenue $0.3 million or 0.6% and $0.6 million or 0.5% during the three and six months ended December 31, 2019, respectively.

Americas. The following table sets forth revenue for the three and six months ended December 31, 2019 and 2018 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	% Change	2019	2018	% Change
United States	$41,355	$39,652	4.3%	$78,701	$77,976	0.9%
Other	2,929	2,788	5.1%	5,764	5,543	4.0%
Americas Total	$44,284	$42,440	4.3%	$84,465	$83,519	1.1%
Revenue in the Americas region for the three and six months ended December 31, 2019 increased $1.8 million or 4.3% and $0.9 million or 1.1%, respectively, from the prior year periods. Although we had an overall decrease of 3.6% in Active Accounts compared to the prior year period in the region, revenue in the Americas increased primarily due to the launch of our new Protandim® NAD Synergizer™ and Protandim® Tri-Synergizer™ system in October 2019, contributing to an increase in average order size during the period.
Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2019 and 2018 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	% Change	2019	2018	% Change
Japan	$10,497	$10,028	4.7%	$21,555	$20,085	7.3%
Australia & New Zealand	2,544	1,431	77.8%	4,627	2,595	78.3%
Greater China	1,762	2,294	(23.2)%	2,749	3,825	(28.1)%
Other	2,155	1,974	9.2%	4,074	3,752	8.6%
Asia/Pacific & Europe Total	$16,958	$15,727	7.8%	$33,005	$30,257	9.1%
Revenue in the Asia/Pacific & Europe region increased $1.2 million or 7.8% and $2.7 million or 9.1% for the three and six months ended December 31, 2019, respectively, as compared to the prior year periods. Active Accounts in the region increased 6.8% as compared to the prior year period, driving increased revenue in Japan and our Australia and New Zealand market as we continue to grow in this region. Revenue in New Zealand increased as a result of our successful on the ground launch in November 2019. These increases were partially offset by a weakening in our Greater China market in the current year period. Revenue in the Asia/Pacific & Europe region was positively impacted by approximately $0.3 million or 2.0% and $0.6 million or 1.9% during the three and six months ended December 31, 2019, as compared to the prior year periods, by foreign currency exchange rate fluctuations. Revenue in Japan was positively impacted approximately $0.4 million or 3.7% and $0.8 million or 3.9% during the three and six months ended December 31, 2019, as compared to the prior year periods, by foreign currency exchange rate fluctuations. On a constant currency basis, revenue in Japan increased 1.0% and 3.4% for the three and six months ended December 31, 2019, as compared to the prior year periods.
Globally, we continue to focus on strengthening our core business through our fiscal 2020 initiatives, which include the strengthening of our customer subscription programs, the launch of our Protandim® NAD Synergizer™ product in October 2019, continued investment in our red carpet program, expanding our global footprint, including the roll out of our product lines to international markets, enhancements to our compensation programs, and the continued development and improvement of distributor training tools and technologies that will help our independent distributors grow their businesses and improve the customer experience. During the three months ended December 31, 2019, we held our Elite Academy in Long Beach, California, where we launched our new Protandim® NAD Synergizer™ product, along with the Protandim® Tri-Synergizer™ system which now targets three separate pathways to fight the effects of aging, and successfully launched our New Zealand market in November 2019. We remain committed to refining our mainland China e-commerce business model and pursuing additional expansion and growth opportunities during the remainder of fiscal year 2020.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2019 and 2018 was 83.3% and 83.2%, respectively. Our gross profit percentage for the six months ended December 31, 2019 and 2018 was 83.5% and 83.3%, respectively. The increase in gross margin is primarily due to decreased inventory obsolescence and handling costs and changes to our geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2019 were $29.2 million or 47.7% of revenue as compared to commissions and incentives expenses of $28.2 million or 48.4% of revenue for the three months ended December 31, 2018. Commissions and incentives expenses during the six months ended December 31, 2019 were $56.0 million or 47.7% of revenue as compared to commissions and incentives expenses of $56.0 million or 49.2% of revenue for the six months ended December 31, 2018. The decrease in commissions and incentives expenses as a percentage of revenue is due mainly to the timing and magnitude of investments in our promotional and incentive programs and our red carpet program. Distributor commissions as a percentage of commissionable revenue generated remained consistent during the comparable periods.
We expect commissions and incentives expenses for the remainder of fiscal 2020, as a percentage of revenue, to fluctuate slightly as we execute on our operating plan and continue to be opportunistic with investments in promotional and incentive programs and our red carpet program to drive continued revenue growth.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2019 were $18.1 million or 29.6% of revenue as compared to selling, general and administrative expenses of $19.6 million or 33.7% of revenue for the three months ended December 31, 2018. Selling, general and administrative expenses during the six months ended December 31, 2019 were $35.8 million or 30.5% of revenue as compared to selling, general and administrative expenses of $36.9 million or 32.4% of revenue for the six months ended December 31, 2018. The decrease in selling, general and administrative expenses during the three and six months ended December 31, 2019 compared to the prior year periods primarily was due to decreased event expenses due to our October 2018 Global Convention that was held during the prior year, as well as decreases in employee compensation related expenses. These decreases were partially offset by increased depreciation expenses associated with our investment in new technology assets that have been placed in service; increased depreciation in corporate office leasehold improvements due to the exercise of an early termination clause in our current corporate office lease; and increased payment processing fees associated with our increased revenue.
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
Total Other Expense. During the three and six months ended December 31, 2019, we recognized net other expenses of $0.2 million and $0.3 million, respectively, as compared to net other expenses of $0.2 million and $0.3 million, respectively, for the three and six months ended December 31, 2018. Total other expense for the three and six months ended December 31, 2019 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Contractual interest expense:
2016 Term Loan	$15	$73	$37	$153
Amortization of deferred financing fees:
2016 Term Loan	2	1	4	2
Amortization of debt discount:
2016 Term Loan	13	5	26	13
Other	11	21	22	41
Total interest expense	$41	$100	$89	$209
Income Tax Benefit. We recognized income tax benefit of $0.8 million and $0.2 million, respectively, for the three and six months ended December 31, 2019, as compared to income tax benefit of $0.4 million and $0.2 million, respectively, for the three and six months ended December 31, 2018.
The effective tax rate was (2.7)% of pre-tax income during the six months ended December 31, 2019, compared to (10.5)% for the prior year period. The change in the tax rate for fiscal 2020 was due to less favorable tax deductions, relative to pre-tax income, associated with stock awards vesting during the current year, as compared to the prior year period.
We expect that our effective tax rate will increase during the remainder of fiscal 2020 as the impact of favorable discrete items related to vesting of stock awards during the year is applied towards increased pretax income; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.

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
As of December 31, 2019, our available liquidity was $14.5 million, which consisted of available cash and cash equivalents. This represents a decrease of $4.3 million from the $18.8 million in cash and cash equivalents as of June 30, 2019.
During the six months ended December 31, 2019, our net cash provided by operating activities was $5.8 million as compared to net cash provided by operating activities of $6.9 million during the six months ended December 31, 2018.
During the six months ended December 31, 2019, our net cash used in investing activities was $1.6 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2018, our net cash used in investing activities was $2.3 million, as a result of the investment in convertible notes receivable and the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2019 was $8.4 million as a result of our repurchase of common stock, quarterly principal payments on our 2016 Term Loan and shares purchased as payment of tax withholding, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the six months ended December 31, 2018 was $2.3 million as a result of our repurchase of common stock and quarterly principal payments on the 2016 Term Loan, partially offset by proceeds from stock option exercises.
At December 31, 2019 and June 30, 2019, the total amount of our foreign subsidiary cash was $6.4 million and $6.3 million, respectively. The December 2017 tax reform enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2019, we had working capital (current assets minus current liabilities) of $12.4 million, compared to working capital of $17.0 million at June 30, 2019. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million, as amended. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2019, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of December 31, 2019, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$500	$500	$—	$—	$—
Interest on long-term debt obligations	7	7	—	—	—
Operating lease obligations (1)	19,850	2,305	2,142	3,133	12,270
Other operating obligations (2)	18,557	9,287	6,179	3,091	—
Total	$38,914	$12,099	$8,321	$6,224	$12,270
(1) Operating lease obligations include current and future obligations associated with corporate office leases.
(2) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of December 31, 2019, our shipments of products sold totaling approximately $19.1 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at December 31, 2019, compared with $0.4 million at June 30, 2019. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended December 31, 2019 and 2018, we recognized expenses of $0.1 million and $0.3 million, respectively, related to obsolete and slow-moving inventory. During the six months ended December 31, 2019 and 2018, we recognized expenses of $0.2 million and $0.6 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the six months ended December 31, 2019, approximately 33% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2019, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.0% decrease of our six months ended December 31, 2019 revenue, in the amount of $3.5 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. Other Information
Item 1. Legal Proceedings
See Note 8 to our unaudited condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of our legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan. Under the plan, which became effective on November 27, 2017, we were authorized to repurchase up to $5.0 million of our outstanding shares through November 27, 2020. On February 1, 2019, our Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount to $15.0 million. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended December 31, 2019, we repurchased 0.1 million shares of our common stock on the open market at an aggregate purchase price of $2.0 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended December 31, 2019. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	69,995	$14.24	69,995	$6,455,377
November 1 - November 30	61,734	$14.47	61,734	$5,562,310
December 1 - December 31	8,128	$14.98	8,128	$5,440,582
Total	139,857		139,857

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 14, 2019, we entered into a lease agreement with Traverse Ridge Center III LLC, a Utah limited liability company, for our new corporate headquarters to be located at 3300 N. Triumph Blvd., Suite 700, Lehi, Utah 84043. The lease is for approximately 51,674 square feet with a right of first refusal to lease certain additional space in the building when such space becomes available. We will not pay rent for the first twelve months of the lease, but will be responsible for building and operating costs in the amount of $30,143.17 per month. Thereafter, the base rent, inclusive of building and operating costs, will be payable as follows:

Escalation Commencement	Monthly Rent
Commencing the 1st day of the 13th month:	$125,793.89
Commencing the 1st day of the 25th month:	128,938.74
Commencing the 1st day of the 37th month:	132,162.21
Commencing the 1st day of the 49th month:	135,466.26
Commencing the 1st day of the 61st month:	138,852.92
Commencing the 1st day of the 73rd month:	142,324.24
Commencing the 1st day of the 85th month:	145,882.35
Commencing the 1st day of the 97th month:	149,529.41
Commencing the 1st day of the 109th month:	153,267.64
Commencing the 1st day of the 121st month:	157,099.34
The term of the lease will begin January 1, 2021 and will continue for a period of eleven years. We anticipate taking possession of the premises in mid-December 2020. Monthly rent expense of approximately $131,000 will be recognized on a straight-line basis over the lease term.
The foregoing description of the terms of the lease agreement is qualified in its entirety by reference to the lease, which is filed as an exhibit to this report.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

10.1	Lease Agreement between Traverse Ridge Center III and LifeVantage Corporation dated November 14, 2019	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2019 and June 30, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2019; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	January 28, 2020	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2020	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)