Form 10-Q
period 2020-03-31
Lifevantage Corp
filed 2020-05-05
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 1, 2020 was 14,313,179.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•The widespread outbreak of an illness or any other communicable disease, such as COVID-19, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	June 30, 2019
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,464	$18,824
Accounts receivable	1,164	2,066
Income tax receivable	2,383	1,236
Inventory, net	14,740	13,753
Prepaid expenses and other	6,084	7,309
Total current assets	37,835	43,188

Property and equipment, net	7,384	7,131
Right-of-use assets	1,536	—
Intangible assets, net	884	983
Deferred income tax asset	941	2,693
Equity securities	2,205	—
Other long-term assets	1,548	1,278
TOTAL ASSETS	$52,333	$55,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,004	$5,180
Commissions payable	8,223	7,916
Income tax payable	—	592
Lease liabilities	1,843	—
Other accrued expenses	9,254	11,053
Current portion of long-term debt, net	—	1,454
Total current liabilities	23,324	26,195

Lease liabilities	23	—
Other long-term liabilities	388	1,879
Total liabilities	23,735	28,074
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,295 and 14,114 issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	1	1
Additional paid-in capital	125,697	127,096
Accumulated deficit	(97,132)	(99,960)
Accumulated other comprehensive income	32	62
Total stockholders’ equity	28,598	27,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,333	$55,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
(In thousands, except per share data)
Revenue, net	$56,077	$56,012	$173,547	$169,788
Cost of sales	9,095	9,270	28,515	28,263
Gross profit	46,982	46,742	145,032	141,525
Operating expenses:
Commissions and incentives	26,668	27,205	82,677	83,166
Selling, general and administrative	17,281	17,296	53,098	54,213
Total operating expenses	43,949	44,501	135,775	137,379
Operating income	3,033	2,241	9,257	4,146
Other expense:
Interest expense, net	(30)	(72)	(119)	(282)
Other expense, net	(337)	(11)	(565)	(132)
Total other expense	(367)	(83)	(684)	(414)
Income before income taxes	2,666	2,158	8,573	3,732
Income tax expense	(1,005)	(376)	(848)	(210)
Net income	$1,661	$1,782	$7,725	$3,522
Net income per share:
Basic	$0.12	$0.13	$0.55	$0.25
Diluted	$0.11	$0.12	$0.53	$0.24
Weighted-average shares outstanding:
Basic	14,252	14,165	14,054	14,027
Diluted	14,689	15,286	14,592	14,978
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$—	$(42)	$(30)	$(46)
Other comprehensive loss, net of tax	—	(42)	(30)	(46)
Comprehensive income	$1,661	$1,740	$7,695	$3,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707

Stock-based compensation	—	—	1,276	—	—	1,276
Exercise of options	3	—	11	—	—	11
Common stock issued under employee stock purchase plan	32	—	339	—	—	339
Shares canceled or surrendered as payment of tax withholding	(4)	—	(61)	—	—	(61)
Repurchase of company stock	(111)	—	—	(1,393)	—	(1,393)
Currency translation adjustment	—	—	—	—	(16)	(16)
Net income	—	—	—	1,761	—	1,761
Balances, September 30, 2019	14,034	$1	$128,661	$(99,084)	$46	$29,624

Stock-based compensation	—	—	1,503	—	—	1,503
Exercise of options	21	—	54	—	—	54
Common stock issued under equity award plans	659	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(281)	—	(4,360)	—	—	(4,360)
Repurchase of company stock	(140)	—	—	(2,012)	—	(2,012)
Currency translation adjustment	—	—	—	—	(14)	(14)
Net income	—	—	—	4,303	—	4,303
Balances, December 31, 2019	14,293	$1	$125,858	$(96,793)	$32	$29,098

Stock-based compensation	—	—	1,191	—	—	1,191
Exercise of options	1	—	8	—	—	8
Common stock issued under employee stock purchase plan	31	—	314	—	—	314
Common stock issued under equity award plans	218	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(112)	—	(1,674)	—	—	(1,674)
Repurchase of company stock	(136)	—	—	(2,000)	—	(2,000)
Currency translation adjustment	—	—	—	—	—	—
Net income	—	—	—	1,661	—	1,661
Balances, March 31, 2020	14,295	$1	$125,697	$(97,132)	$32	$28,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
(In thousands)
Cash Flows from Operating Activities:
Net income	$7,725	$3,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,953	1,356
Stock-based compensation	4,081	4,136
Amortization of right-of-use assets	1,731	—
Amortization of deferred financing fees	7	4
Amortization of debt discount	39	23
Deferred income tax	1,587	906
Changes in operating assets and liabilities:
Accounts receivable	887	144
Income tax receivable	(1,147)	(2,267)
Inventory, net	(1,151)	(878)
Prepaid expenses and other	(992)	692
Other long-term assets	(279)	7
Accounts payable	(1,154)	1,266
Income tax payable	(592)	149
Other accrued expenses	(2,008)	2,161
Lease liabilities	(2,004)	—
Other long-term liabilities	294	(416)
Net Cash Provided by Operating Activities	8,977	10,805
Cash Flows from Investing Activities:
Investments in convertible note receivable	—	(2,000)
Purchase of equipment	(2,107)	(1,689)
Net Cash Used in Investing Activities	(2,107)	(3,689)
Cash Flows from Financing Activities:
Repurchase of company stock	(5,405)	(1,706)
Payment on term loan	(1,500)	(3,500)
Shares purchased as payment of tax withholding	(6,096)	(3,167)
Proceeds from common stock issued under employee stock purchase plan	653	—
Exercise of options	74	565
Net Cash Used in Financing Activities	(12,274)	(7,808)
Foreign Currency Effect on Cash	44	(47)
Decrease in Cash and Cash Equivalents:	(5,360)	(739)
Cash and Cash Equivalents — beginning of period	18,824	16,652
Cash and Cash Equivalents — end of period	$13,464	$15,913
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$43	$216
Cash paid for income taxes	$1,377	$1,195
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect our genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and distributors and a financially rewarding direct sales opportunity to independent distributors. The Company sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through an e-commerce business model.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2020, and the results of operations for the three and nine months ended March 31, 2020 and 2019, and the cash flows for the nine months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Use of Estimates
The Company prepares the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including, but not limited to, those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, impairment of assets, share-based compensation, and loss contingencies.
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020 and 2019, net foreign currency losses of $0.5 million and $44,000, respectively, are recorded in other expense, net. For the nine months ended March 31, 2020 and 2019, net foreign currency losses of $0.5 million and $0.1 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of March 2020 and were not designated for hedge accounting. For the three months ended March 31, 2020 and 2019, a realized gain of $0.1 million and a realized loss of $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. For the nine months ended March 31, 2020 and 2019, realized losses of $0.2 million and $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at March 31, 2020.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2020, the Company had $9.2 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. As of March 31, 2020 and June 30, 2019, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2020 and June 30, 2019 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2020 is not necessary. No bad debt expense was recorded during the three and nine months ended March 31, 2020 and 2019.
Inventory
As of March 31, 2020 and June 30, 2019, inventory consisted of (in thousands):

	March 31, 2020		June 30, 2019
Finished goods	$10,330	70.1%	$9,903	72.0%
Raw materials	4,410	29.9%	3,850	28.0%
Total inventory	$14,740	100.0%	$13,753	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.2 million at March 31, 2020 and June 30, 2019, respectively, related to obsolete and slow-moving inventory.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of March 31, 2020 and June 30, 2019, the returns liability reserve, net was $0.3 million and $0.4 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2020 and 2019 were $0.2 million and $0.1 million, respectively. Research and development expenses for the nine months ended March 31, 2020 and 2019 were $0.8 million and $1.0 million, respectively.
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
For the nine months ended March 31, 2020 and 2019, the Company recognized income tax expense of $0.8 million and $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended March 31, 2020 and 2019, the effects of approximately 9,000 and 18,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2020 and 2019, the effects of approximately 0.1 million and 0.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$1,661	$1,782	$7,725	$3,522
Denominator:
Basic weighted-average common shares outstanding	14,252	14,165	14,054	14,027
Effect of dilutive securities:
Stock awards and options	437	1,121	538	951
Diluted weighted-average common shares outstanding	14,689	15,286	14,592	14,978
Net income per share, basic	$0.12	$0.13	$0.55	$0.25
Net income per share, diluted	$0.11	$0.12	$0.53	$0.24
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Americas	$40,181	$40,366	$124,646	$123,885
Asia/Pacific & Europe	15,896	15,646	48,901	45,903
Total revenue	$56,077	$56,012	$173,547	$169,788
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
United States	$37,720	$37,598	$116,421	$115,574
Japan	$9,986	$10,099	$31,541	$30,184
The following table presents the Company's long-lived assets for its most significant geographic markets:

	March 31, 2020	June 30, 2019
United States	$9,396	$9,772
Japan	$1,324	$955
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at March 31, 2020. During the three months ended March 31, 2020, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one year. As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 0.78 years and 4.92%, respectively.
For the three months ended March 31, 2020, operating lease expense was $0.7 million. For the nine months ended March 31, 2020, operating lease expense was $2.0 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating cash outflows from operating leases	$716	$2,156
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Maturity of lease liabilities at March 31, 2020 are as follows (in thousands):

Year ended June 30,	Amount
2020 (remaining three months ending June 30, 2020)	$707
2021	1,192
Total	1,899
Less: imputed interest	(33)
Present value of lease liabilities	$1,866

Under ASC 840, minimum future operating lease obligations at June 30, 2019 were as follows (in thousands):

Year ending June 30,	Amount
2020	$2,872
2021	1,140
Total	$4,012

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of March 31, 2020, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the three months ended March 31, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.

Note 6 — Stockholders’ Equity
During the three and nine months ended March 31, 2020, the Company issued 1,000 and 25,000 shares, respectively, of common stock upon the exercise of options. During the three and nine months ended March 31, 2020, 0.1 million and 0.4 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. During the nine months ended March 31, 2020, the Company purchased 0.4 million shares of common stock at an aggregate price of $5.4 million under this repurchase program. At March 31, 2020, there is $3.4 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of March 31, 2020, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $3.36 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of March 31, 2020, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 25,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of March 31, 2020, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of March 31, 2020, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of March 31, 2020, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company's common stock.
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
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of March 31, 2020, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the nine months ended March 31, 2020, 0.1 million shares of common stock were issued under the ESPP. During the nine months ended March 31, 2019, no shares of common stock were issued.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended March 31, 2020, stock-based compensation of $1.2 million and $4.0 million, respectively, was reflected as an increase to additional paid-in capital and a decrease of $27,000 and an increase of $0.1 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and nine months ended March 31, 2019, stock-based compensation of $1.0 million and $3.6 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.1 million and $0.5 million, respectively, was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2020, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiff's amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. The Company filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and as of March 16, 2020, the Motion has been fully briefed for the court. The parties are now waiting for the court to schedule oral argument or the court may decide the matter on the papers. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 9 — Related Party Transactions

The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. During the nine months ended March 31, 2020, the Company paid $1.2 million to GEG for software application development services.
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
Impact of COVID-19 on Our Business
The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have experienced multiple disruptions at the corporate level as we have transitioned our corporate workforce to a remote working environment, closed some of our showrooms and will call locations in international markets and cancelled multiple planned events in order to comply with group meeting restrictions. Our independent distributors have also experienced disruptions and have begun to adapt their approach for customer outreach and enrollment, including transitioning to a stronger social media presence, in order to sustain their sales volume. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
We are evaluating any potential modifications that may be needed to protect our supply chain and preserve adequate liquidity to ensure that our business can continue to operate during this uncertain time. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. We have transitioned all of our corporate employees to a work from home model and, to date, our employees are performing well in the new environment. With respect to liquidity, we are evaluating and taking actions to ensure that we continue to be responsible with our expenses across our organization.

While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, independent distributors, customers, and stockholders.
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

	As of March 31,
	2020		2019		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	44,000	66.7%	45,000	66.2%	(1,000)	(2.2)%
Asia/Pacific & Europe	22,000	33.3%	23,000	33.8%	(1,000)	(4.3)%
Total Active Independent Distributors	66,000	100.0%	68,000	100.0%	(2,000)	(2.9)%

Active Customers
Americas	85,000	78.0%	98,000	81.0%	(13,000)	(13.3)%
Asia/Pacific & Europe	24,000	22.0%	23,000	19.0%	1,000	4.3%
Total Active Customers	109,000	100.0%	121,000	100.0%	(12,000)	(9.9)%

Active Accounts
Americas	129,000	73.7%	143,000	75.7%	(14,000)	(9.8)%
Asia/Pacific & Europe	46,000	26.3%	46,000	24.3%	—	—%
Total Active Accounts	175,000	100.0%	189,000	100.0%	(14,000)	(7.4)%

Results of Operations
Three and Nine Months ended March 31, 2020 and 2019
Revenue. We generated net revenue of $56.1 million and $56.0 million during the three months ended March 31, 2020 and 2019, respectively. We generated net revenue of $173.5 million and $169.8 million during the nine months ended March 31, 2020 and 2019, respectively. Foreign currency fluctuations negatively impacted our revenue $0.1 million or 0.2% and positively impacted our revenue $0.5 million or 0.3% during the three and nine months ended March 31, 2020, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2020 and 2019 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
United States	$37,720	$37,598	0.3%	$116,421	$115,574	0.7%
Other	2,461	2,768	(11.1)%	8,225	8,311	(1.0)%
Americas Total	$40,181	$40,366	(0.5)%	$124,646	$123,885	0.6%
Revenue in the Americas region for the three and nine months ended March 31, 2020 decreased $0.2 million or 0.5% and increased $0.8 million or 0.6%, respectively, from the prior year periods. Although we had an overall decrease of 9.8% in Active Accounts in the region compared to the prior year period, revenue in the Americas remained consistent primarily due to the launch of our new Protandim® NAD Synergizer™ and Protandim® Tri-Synergizer™ system in October 2019, contributing to an increase in average order size during the period. We also instituted a price change and free shipping initiative beginning in January 2020, which helped drive price alignment among our Protandim® product line and provide increased incentive for monthly subscription purchases.

Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2020 and 2019 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Japan	$9,986	$10,099	(1.1)%	$31,541	$30,184	4.5%
Australia & New Zealand	2,154	1,499	43.7%	6,781	4,095	65.6%
Greater China	1,477	1,877	(21.3)%	4,225	5,702	(25.9)%
Other	2,279	2,171	5.0%	6,354	5,922	7.3%
Asia/Pacific & Europe Total	$15,896	$15,646	1.6%	$48,901	$45,903	6.5%
Revenue in the Asia/Pacific & Europe region increased $0.3 million or 1.6% and $3.0 million or 6.5% for the three and nine months ended March 31, 2020, respectively, as compared to the prior year periods. Active Accounts in the region remained consistent as compared to the prior year period. Beginning in January 2020, we implemented pricing changes and a free shipping program, localized to each market, that helped to drive an increase in average order size. We continue to see strong revenue increases in our Australia and New Zealand market following the full on the ground launch of New Zealand in November 2019. These increases were partially offset by continued weakening in our Greater China market in the current year period.
Revenue in the Asia/Pacific & Europe region was negatively impacted by approximately $47,000 or 0.3% and positively impacted by $0.5 million or 1.2% during the three and nine months ended March 31, 2020, respectively, as compared to the prior year periods, by foreign currency exchange rate fluctuations. Revenue in Japan was positively impacted approximately $0.1 million or 1.1% and $0.9 million or 3.0% during the three and nine months ended March 31, 2020, respectively, as compared to the prior year periods, by foreign currency exchange rate fluctuations. On a constant currency basis, revenue in Japan decreased 2.2% and increased 1.5% for the three and nine months ended March 31, 2020, respectively, as compared to the prior year periods.
Globally, we continue to focus on strengthening our core business through our fiscal 2020 initiatives, which include the strengthening of our customer subscription programs, the launch of our Protandim® NAD Synergizer™ product in October 2019, continued investment in our red carpet program, expanding our global footprint, including the roll out of our product lines to international markets, enhancements to our compensation programs, and the continued development and improvement of distributor training tools and technologies that will help our independent distributors grow their businesses and improve the customer experience. During the three months ended March 31, 2020, we held our first ever Destination Elite Academy in Cancun, Mexico and we rolled out pricing changes and free shipping initiatives in several of our markets targeted towards driving price alignment among product lines and markets as well as increasing average order sizes and providing incentives for monthly subscription orders.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2020 and 2019 was 83.8% and 83.4%, respectively. Our gross profit percentage for the nine months ended March 31, 2020 and 2019 was 83.6% and 83.4%, respectively. The increase in gross margin is primarily due to the initial impact of the pricing change beginning in January 2020 as well as decreased inventory obsolescence and handling costs and changes to our geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2020 were $26.7 million or 47.6% of revenue as compared to commissions and incentives expenses of $27.2 million or 48.6% of revenue for the three months ended March 31, 2019. Commissions and incentives expenses during the nine months ended March 31, 2020 were $82.7 million or 47.6% of revenue as compared to commissions and incentives expenses of $83.2 million or 49.0% of revenue for the nine months ended March 31, 2019. The decrease in commissions and incentives expenses as a percentage of revenue is due mainly to the timing and magnitude of investments in our promotional and incentive programs and our red carpet program. Distributor commissions as a percentage of commissionable revenue generated remained consistent during the comparable periods.
We expect commissions and incentives expenses for the remainder of fiscal 2020, as a percentage of revenue, to fluctuate slightly as we execute on our operating plan and continue to be opportunistic with investments in promotional and incentive programs and our red carpet program to drive continued revenue growth.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2020 were $17.3 million or 30.8% of revenue as compared to selling, general and administrative expenses of $17.3 million or 30.9% of revenue for the three months ended March 31, 2019. Selling, general and administrative expenses during the nine months ended March 31, 2020 were $53.1 million or 30.6% of revenue as compared to selling, general and administrative expenses of $54.2 million or 31.9% of revenue for the nine months ended March 31, 2019. The decreases in selling, general and administrative expenses during the three and nine months ended March 31, 2020 compared to the prior year periods primarily was due to decreases in employee compensation related expenses, partially offset by increased depreciation expenses associated with our investment in new technology assets that have been placed in service; increased depreciation in corporate office leasehold improvements due to the exercise of an early termination clause in our current corporate office lease; and increased expenses associated with third-party software and other professional service providers. Selling, general and administrative expenses during the nine months ended March 31, 2020 were also decreased over the prior year period due to decreased event expenses resulting from a change in our event structure and timing cadence, partially offset by increased payment processing fees associated with our increased revenue in current year to date period.
We expect selling, general and administrative expenses, as a percent of revenue, to decrease for the remainder of the fiscal year as we leverage current spending and execute on our strategic investments and initiatives designed to increase revenue and improve operating margins and due to the anticipated decrease in event spending during our fourth fiscal quarter. We do, however, anticipate that there will be fluctuations from period to period due to the timing of product and market launches and other planned events.
Total Other Expense. During the three and nine months ended March 31, 2020, we recognized net other expenses of $0.4 million and $0.7 million, respectively, as compared to net other expenses of $0.1 million and $0.4 million, respectively, for the three and nine months ended March 31, 2019. Total other expense for the three and nine months ended March 31, 2020 consisted primarily of interest expense and foreign currency gains and losses.
The following table sets forth interest expense for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Contractual interest expense:
2016 Term Loan	$7	$46	$44	$199
Amortization of deferred financing fees:
2016 Term Loan	2	2	7	4
Amortization of debt discount:
2016 Term Loan	13	10	39	23
Other	8	14	29	56
Total interest expense	$30	$72	$119	$282
Income Tax Expense. We recognized income tax expense of $1.0 million and $0.8 million, respectively, for the three and nine months ended March 31, 2020, as compared to income tax expense of $0.4 million and $0.2 million, respectively, for the three and nine months ended March 31, 2019.
The effective tax rate was 9.9% of pre-tax income during the nine months ended March 31, 2020, compared to 5.6% for the prior year period. The change in the tax rate for fiscal 2020 was mainly due to less favorable tax deductions, relative to pre-tax income, associated with stock awards vesting during the current year, as compared to the prior year period and limitations on deduction of other compensation related items during the current year.
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
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to service our debt, which includes any outstanding balances under the 2016 Credit Facility, and finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of March 31, 2020, our available liquidity was $13.5 million, which consisted of available cash and cash equivalents. This represents a decrease of $5.4 million from the $18.8 million in cash and cash equivalents as of June 30, 2019.

During the nine months ended March 31, 2020, our net cash provided by operating activities was $9.0 million as compared to net cash provided by operating activities of $10.8 million during the nine months ended March 31, 2019.
During the nine months ended March 31, 2020, our net cash used in investing activities was $2.1 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2019, our net cash used in investing activities was $3.7 million, as a result of the investment in convertible notes receivable and the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2020 was $12.3 million as a result of our repurchase of common stock, quarterly principal payments on our 2016 Term Loan, shares purchased as payment of tax withholding on vesting of equity awards and quarterly principal payments on our 2016 Term Loan, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the nine months ended March 31, 2019 was $7.8 million as a result of our repurchase of common stock, quarterly principal payments on the 2016 Term Loan and shares purchased as payment of tax withholding on vesting of equity awards, partially offset by proceeds from stock option exercises.
At March 31, 2020 and June 30, 2019, the total amount of our foreign subsidiary cash was $7.0 million and $6.3 million, respectively. The December 2017 tax reform enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At March 31, 2020, we had working capital (current assets minus current liabilities) of $14.5 million, compared to working capital of $17.0 million at June 30, 2019. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million, as amended. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
Shelf Registration Statement
On March 24, 2020, we filed a shelf registration statement (the "Shelf Registration") on Form S-3 with the SEC that was declared effective April 3, 2020, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies or businesses.
2016 Credit Facility
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2020, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of March 31, 2020, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the three months ended March 31, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations (1)	$19,126	$1,926	$2,184	$3,153	$11,863
Other operating obligations (2)	18,939	10,429	6,225	2,285	—
Total	$38,065	$12,355	$8,409	$5,438	$11,863
(1) Operating lease obligations include current and future obligations associated with corporate office leases.
(2) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of March 31, 2020, our shipments of products sold totaling approximately $19.4 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at March 31, 2020, compared with $0.4 million at June 30, 2019. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended March 31, 2020 and 2019, we recognized expenses of $0.1 million and $39,000, respectively, related to obsolete and slow-moving inventory. During the nine months ended March 31, 2020 and 2019, we recognized expenses of $0.4 million and $0.6 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the nine months ended March 31, 2020, approximately 33% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At March 31, 2020, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.0% decrease of our nine months ended March 31, 2020 revenue, in the amount of $5.2 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2019, filed on August 14, 2019. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
The widespread outbreak of an illness or any other communicable disease, such as COVID-19, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While we have not seen any material impact to our revenue stream or operations due to the outbreak of COVID-19, the extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019. Under the plan, we are authorized to repurchase up to $15.0 million of our outstanding shares through November 27, 2020. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended March 31, 2020, we repurchased 0.1 million shares of our common stock on the open market at an aggregate purchase price of $2.0 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended March 31, 2020. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	51,888	$15.53	51,888	$4,634,780
February 1 - February 29	49,543	$15.44	49,543	$3,870,024
March 1 - March 31	34,468	$12.46	34,468	$3,440,588
Total	135,899		135,899

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and June 30, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended March 31, 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	May 5, 2020	/s/ Darren Jensen
Darren Jensen Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2020	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)