Form 10-K
period 2020-06-30
Lifevantage Corp
filed 2020-08-18
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2019, the end of the registrant's second fiscal quarter, was approximately $223.1 million, based on a closing market price of $15.61 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 14, 2020 was 14,354,085 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2021 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.
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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•The COVID-19 pandemic or the widespread outbreak of any other illness or communicable disease or any other public health crisis, could adversely affect our business, results of operations and financial condition;
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
•Risk of investigatory and enforcement action;
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
We engage in the identification, research, development and distribution of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. Our line of scientifically-validated dietary supplements include our flagship Protandim® family of products, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience® skin and hair care products, Petandim® for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system.
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
Fiscal Year 2020 Highlights
COVID-19 Response
During fiscal year 2020, we pivoted our business operations to overcome a variety of challenges related to the COVID-19 pandemic. We continue to provide successful virtual events and trainings, including twice-weekly online training events, and have seen a high level of engagement and attendance from our distributor and customer base, with hundreds of attendees on average and over 2,000 attendees at some meetings. We invested in incentives and promotions designed to build and maintain engagement with our independent distributors and customers in lieu of in-person events. In addition, we successfully adapted in other ways, including shifting all our employees to work from home and accelerating our adoption of technology. We are focused on being digital first and committed to increasing our investments into digital technologies and tools for distributors and employees to function effectively in the current environment. We were able to pivot and modify our priorities mid-year with minimal disruption to our business and the businesses of our distributor base. Further, we completed a full evaluation of our supply chain and identified and mitigated risks resulting from the pandemic and, to date, have experienced only minimal impact across our supply chain.
New Product Offering
In fiscal year 2020, we launched an innovative new product. The Protandim® NAD Synergizer™, which debuted in October 2019, was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood.
Global Expansion

To further support our global expansion initiative, we expanded our business operations to New Zealand in November 2019. Our plans to also expand into Singapore and Malaysia were delayed due to COVID-19; however, we intend to open these markets as soon as practicable, and look forward to continuing to expand globally.
Compensation Plan Enhancements
In fiscal year 2020, we introduced several enhancements to our distributor Sales Compensation Plan, including the launch of our Daily Bonus program and changes to the structure of commission calculations related to initial product purchases made by customers and distributors in several of our international markets. Under our new Daily Bonus program, commissions and bonuses related to the initial product purchases by new customers and distributors are calculated each business day and paid either daily or weekly to qualified distributors in eligible markets. Daily Bonuses may be disbursed as soon as three business days after the Daily Bonus calculation date if distributors are qualified. Distributors who are not qualified for daily disbursement are paid their Daily Bonus earnings weekly. In several of our international markets, we introduced refinements to the Daily Bonus commission structure, which includes commissions earned by distributors upon the initial sale of products to newly enrolled customers or independent distributors. We believe these changes will better align the commission plan structure with the way that our distributor leaders build their businesses in their respective markets and further encourage distributors to focus upon recurring sales and excellent customer service to their customers.
Technology Innovation
We continued to develop, enhance and improve the LifeVantage app, which is available for download on iTunes and Google Play stores. This custom-developed platform is pioneering new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The app provides distributors with tools and communications that help simplify business activities, provide new distributors with step-by-step instruction for starting their business, improve prospecting and close new customers and distributors. Beginning in fiscal year 2020, our internal digital team assumed responsibility for all programming and maintenance of the LifeVantage app.
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
Our Competitive Advantages
We believe we have a competitive advantage in several key areas:
•Our Compensation: We believe our distributor compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentives is one of the highest percentages reported in the direct selling industry. Our compensation plan also enables independent distributors to earn compensation early and often as they sell our products. Some elements of our compensation plan are paid daily to eligible distributors and others are paid weekly, allowing new independent distributors to receive compensation quickly. We believe more frequent payments of compensation helps us retain new independent distributors by allowing them to experience success soon after enrolling. We also offer a variety of incentive programs to our independent distributors for achieving specified sales goals. We believe our compensation plan and incentive programs help motivate our independent distributors to achieve success.
•Our Products: We have a focus in nutrigenomics,the study of how nutrition and naturally occurring compounds affect human genes to support good health. We have developed quality, scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim® for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD

Synergizer™. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer™ was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® line of anti-aging skin and hair care products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim® for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our smart weight management system, which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management. We believe our significant number of customers who regularly purchase our products without the intention of becoming independent distributors is a strong indicator of the benefits of our products.
•Technology-Enabled Distributor Training and Resources: We are committed to providing our independent distributors with resources and training designed to increase their productivity and potential for success. We are dedicated to using technology to facilitate a streamlined approach for independent distributors to manage their businesses and sell our products. The LifeVantage app, which is available for download on iTunes and Google Play stores, is a custom-developed platform that provides new ways for us to interact with our distributors and customers and gives us and our distributor leadership valuable insight into the activities of our distributor base. The LifeVantage app was designed to allow users to conduct any aspect of their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom. In addition, we provide training materials and we encourage our independent distributors to participate in company-sponsored events, including conventions, promotions and incentives.
•Our Culture: We are committed to creating a culture for our independent distributors, customers and employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent distributors agree to abide by our policies and procedures. Our policies and procedures, when followed, are designed to ensure that our independent distributors comply with applicable laws and regulations. Our compliance department monitors the activities of our independent distributors as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent distributors who share our commitment to these principles.
•Customer Acquisition: We introduced our global customer acquisition program in April 2018 to expand the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables our distributors to leverage their international relationships outside of their home countries. The program initially launched in eight markets, many of which subsequently became fully open for business on-the-ground through our network of independent distributors. We plan to continue exploring additional potential markets. To further drive customer acquisition, we launched our Auto-Assigned Customer Program, which allows new customers to order directly through www.lifevantage.com without being required to go through a distributor on their initial order. After the initial order, these new customers are then assigned to distributors for ongoing support. This program provides consumers easier access to our innovative products while providing referrals to our distributor force.
•Our Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our system of independent distributors, work to generate long-term value for our shareholders and contribute to the broader public through charitable programs, including LifeVantage Legacy. In turn, we offer competitive compensation and direct their focus on the long-term goals of our independent distributors and shareholders. We have been named one of the Best Places to Work by the Direct Selling News for four years in a row, which reflects our commitment to create a great work environment for our employees.

Scientific Background
The Normal Aging Process
Aging in humans is a complex process driven by diverse changes in genetic, molecular, biochemical, and cellular events. This multifactorial process is ultimately characterized by a gradual decline in physiological functions and in the effectiveness of the intricate network of internal cellular communication referred to as cellular signaling. Theories as to why humans age include the oxidative stress theory, the mitochondrial theory, and the sirtuin theory.
Oxidative Stress Theory of Aging and the Nrf2 Pathway
The oxidative stress theory of aging states that as humans age we accumulate free radicals and other oxidants. If left unchecked, this oxidative stress can lead to serious consequences to the cell. Oxidative stress can ultimately lead to oxidative damage by attacking and damaging essential biological structures of the cell and compromised cellular function.
Antioxidants are the cell’s primary defense against free radicals and other oxidants. There are two major classes of antioxidants: 1) dietary antioxidants obtained through food and nutritional supplements and 2) endogenous antioxidants produced by the body. A 2013 review of the scientific literature led by the United States National Institutes of Health’s National Center for Complementary and Integrative Health concluded that “rigorous trials of antioxidant supplements in large numbers of people have not found that high doses of antioxidant supplements prevent disease.” Thus, much attention has shifted to the body’s endogenous antioxidant and detoxification systems. Endogenous antioxidants are antioxidants made by the body and are the primary line of defense against oxidative stress. In general, endogenous antioxidants either prevent oxidants from being formed, or remove them from the body. Endogenous antioxidants form a complex network of antioxidant metabolites and enzymes. These networks work together, throughout the cell, to neutralize oxidants and protect important biological structures from oxidative damage.
Endogenous antioxidants can also be upregulated in times of increasing oxidative stress. The Nrf2 cellular signaling pathway is the primary pathway for upregulating endogenous antioxidant and other detoxification pathways. With age, the activity of this Nrf2 cellular signaling pathway has been shown to decrease – both in its ability to sense oxidative threats and ultimately upregulate its target genes.
Mitochondrial Theory of Aging and the NRF1 Pathway
Mitochondria are membrane-bound cellular organelles that generate most of the chemical energy needed to power the cell's biochemical reactions. The mitochondria produce energy by breaking down food that has been ingested and capturing high-energy electrons in the process. When mitochondria are functioning properly, they harness the energy of these electrons to produce energy for the cell. At the end of this process, the mitochondria attach these electrons to molecular oxygen that ultimately get detoxified to water. However, this process is not perfectly efficient and, even in young, healthy mitochondria, electrons can escape, potentially forming free radicals and other oxidants.
The mitochondrial theory of aging states that as humans age, mitochondria function less efficiently, producing less energy and more free radicals and other oxidants. The reduction in energy production compromises cellular function. The increase in free radicals and other oxidants in turn damage structures of the cell, including the mitochondria. This mitochondrial damage goes on to further compromise mitochondrial function leading to a downward spiral of decreased mitochondrial efficiency and increased production of free radicals and other oxidants. This process ultimately contributes to an increase in the overall cellular burden of oxidative stress and otherwise compromises cellular function through decreased energy production.
A major cellular signaling pathway believed to be involved in mitochondrial health is NRF1 (nuclear factor erythroid 2-related factor 1). The NRF1 cellular signaling pathway, directly or indirectly, regulates a number of genes involved in mitochondrial health, turnover, and biogenesis. Nrf1 (Nuclear Respiratory Factor-1) is a protein believed to activate the expression of key genes involved in metabolism, cellular growth, energy production, and mitochondrial DNA transcription and replication. Together with Nrf2, Nrf1 also provides the essential function of coordinating gene expression between nuclear and mitochondrial genomes. An additional protein shown to support mitochondrial health is PGC1-alpha (peroxisome proliferator-activated receptor gamma coactivator-1-alpha). PGC1-alpha has been shown to regulate energy metabolism and is the master regulator of mitochondrial biogenesis and turnover.
Sirtuin Theory of Aging and the NAD Pathway
The sirtuin theory of aging developed from studies examining the health benefits of caloric restriction. Caloric restriction is the process whereby caloric intake is restricted by as much as 40 to 60 percent. In numerous experimental models, animals put on calorically restricted diets experienced significant increases in maximum lifespan. Numerous studies have concluded that a family of proteins called the “sirtuins” are required for the increase in lifespan brought on by caloric restriction.

When the physiology of humans undergoing caloric restriction was examined, a number of health benefits were discovered. As researchers began to understand the molecular biology of these sirtuins, they found that the enzymatic activity for most of them required the molecule NAD+ (nicotinamide adenine dinucleotide). NAD+ is an essential molecule for many biochemical reactions, most notably metabolism of food for energy in the mitochondria.
Taken together, these findings are intriguing because now there is a direct link between metabolism and healthy longevity. When energy intake is normal, the primary role of NAD+ is for energy production. However, when NAD+ levels increase, either due to restricting calories or increasing the cellular production of NAD+, it becomes a signaling molecule to activate sirtuins and other health promoting mechanisms within the cell.
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically-validated products under the Protandim®, LifeVantage®, TrueScience®, Petandim®, Axio®, and PhysIQ™ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products. We intend to build on our foundation of combating oxidative stress and targeting specific benefit areas through biohacking that help individuals feel, look and perform better. We also plan to continue sponsoring additional studies on our current products in an effort to further validate the benefits they provide.
Product Overview
Protandim® Nrf2 Synergizer®
Protandim® Nrf2 Synergizer® is a patented dietary supplement that has been shown in a clinical trial to reduce the age-dependent increase in markers of oxidative stress, and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
Protandim® Nrf2 Synergizer® combats oxidative stress by increasing the body’s natural antioxidant protection at the gene level. The unique blend of phytonutrients in Protandim® Nrf2 Synergizer® signals the activation of Nrf2 to increase production of antioxidant enzymes, specifically superoxide dismutase and catalase, and other cell-protective gene products. The body's internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants such as Vitamin C and Vitamin E. Unlike externally derived sources of antioxidants, these enzymes are “catalytic,” which means these enzymes are not used up upon neutralizing free radicals.
We hold multiple U.S. patents relating to Protandim® Nrf2 Synergizer®. We believe these patents set Protandim® apart from other dietary supplements and protect the original formula as well as certain formula modifications we could create to extend our Protandim® product line. We sell Protandim® Nrf2 Synergizer® in three formulas.
Protandim® Nrf2 Synergizer® has been, and is expected to continue to be, the subject of numerous independent scientific studies at various universities and research facilities including Ohio State University, Louisiana State University, University of Colorado Denver, Virginia Commonwealth University, Colorado State University, Texas Tech University and the National Institute on Aging. The results of these studies have been published in a variety of peer-reviewed scientific journals, including Free Radical Biology & Medicine, Enzyme Research, Circulation-the scientific journal of the American Heart Association, American Journal of Physiology-Lung Cellular and Molecular Physiology, PLoS One, Journal of Dietary Supplements, Molecular Aspects of Medicine, Oxidative Medicine and Cell Longevity, Exercise & Sports Science Reviews, Clinical Pharmacology, the FASEB Journal, and the Journal of Applied Physiology.
Protandim® NRF1 Synergizer®
Protandim® NRF1 Synergizer® is a dietary supplement which was formulated to strengthen the mitochondria, the powerhouse of all cells, for better cellular health. It is designed to work in tandem with our flagship Protandim® Nrf2 Synergizer® and further enhance the body's internal ability to naturally produce antioxidants and reduce the effects of cellular stress. Protandim® NRF1 Synergizer® activates NRF1, a protein that regulates the expression of genes involved in mitochondrial DNA transcription, translation and repair. The unique blend of ingredients in Protandim® NRF1 Synergizer® supports the mitochondria to slow cellular aging and increase cellular energy.
Protandim® NAD Synergizer™
Sirtuin activity naturally declines by as much as 60 percent as humans age. Research has long shown that sirtuin activity can be increased by as much as 94 percent through drastic caloric restriction. Protandim® NAD Synergizer™ is a dietary supplement which was specifically formulated to target the biochemical pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide) and has been shown to double sirtuin activity in just 24 hours. Sirtuin activity has been linked to multiple health benefits. In addition to being responsible for cellular autophagy (cellular cleanup and renewal process), sirtuins help improve mental focus and concentration, support positive mood and motivation, boost mental and physical energy, support the body’s healthy inflammation response, aid in maintaining cholesterol levels already in a healthy range, support a healthy vascular system, and promote healthy longevity.
The Protandim® Family of Products and Nutrigenomics
Nutrigenomics is the study of how foods and individual nutrients can affect gene expression and how genes can also affect how humans metabolize food. Specific combinations of nutrients that engage cellular signaling and biochemical pathways are believed to unlock specific health mechanisms in human cells, tissues, and organs. Specifically, by looking at the cellular signaling and biochemical pathways known to be implicated in the aging process, we have formulated products to address various effects of aging utilizing nutrigenomics. This is the rationale behind the Protandim® family of products, which were formulated from specific combinations of nutrients to support natural cellular functions by targeting specific cellular signaling and biochemical pathways related to oxidative stress, optimal mitochondrial function, and activation of the sirtuin family of proteins.
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
PhysIQ™
We sell a full line of weight management products under our PhysIQ™ brand, which consists of:
•PhysIQ™ Fat Burn: a supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.
•PhysIQ™ Prebiotic: a supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.
•PhysIQ™ Whey Protein: a combination of fast and slow release proteins designed to satisfy hunger and deliver amino acids to support quick recovery and improved muscle synthesis.
TrueScience® Skin Care
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:
•TrueScience® Facial Cleanser: a concentrated, ultra-rich cleanser used to remove impurities and light make-up without drying or stripping natural oils in the skin.
•TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant and brighter looking skin.
•TrueScience® Eye Serum: a serum that noticeably improves the visible signs of fine lines, creases and wrinkles around the entire eye area, diminishes puffiness above and below the eye, firms and tightens the upper eyelid area and evens skin tone and dark circles that are visible signs of aging.
•TrueScience® Anti-Aging Cream: a cream that deeply moisturizes and helps to combat the appearance of fine lines and wrinkles.
•TrueScience® Hand Cream: a cream formulated with Nrf2 ingredients to moisturize skin and improve the visible signs of premature aging on the hands.
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

TrueScience® Hair Care
We sell a full line of hair care products under our LifeVantage TrueScience® brand, which consists of:
•TrueScience® Invigorating Shampoo: Mild surfactant and added amino acid blend cleans hair without drying out the scalp.
•TrueScience® Nourishing Conditioner: Deeply nourishing weightless conditioner helps hair feel soft and smooth and look fuller and thicker.
•TrueScience® Scalp Serum: Nourishes scalp to support normal hair growth while soothing all scalp types.
Petandim® for Dogs
Petandim® for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Petandim® for Dogs builds upon the active ingredients in Protandim® Nrf2 Synergizer® to reduce oxidative stress and support joint function, mobility and flexibility in dogs. Petandim® for Dogs received the Quality Seal from the National Animal Supplement Council.
Axio®
Axio® is our line of energy drink mixes, formulated as a nootropic to promote alertness and support mental performance. These energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood. Axio® is derived from a unique combination of scientifically-validated ingredients.
Product Stacking
A stack consists of multiple products bundled together that are designed to achieve a specific result. By studying the effects of nutrients and natural compounds, we have developed scientifically-backed nutrigenomics products that promote healthy aging on the cellular level. By stacking these products together, we have created a foundation for biohacking a healthier life.
The Vitality Stack™ includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio. This product stack was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack™, we added Protandim® NAD Synergizer™ and PhysIQ™ Prebiotic to our Vitality Stack™ to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. The Protandim® Tri-Synergizer™ consists of our Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer™, and was designed to effectively reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks for our PhysIQ™ and TrueScience® product lines.
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
Product Return Policy
All products purchased directly from us include a product guarantee. Subject to some exceptions based on local regulations, we will accept returns of opened and unopened product within 30 days of purchase for a full refund of the purchase price less shipping and handling. In addition, our inventory repurchase program allows independent distributors to return certain unopened, unexpired product for a refund of the purchase price less a 10% restocking fee. The amount of inventory we will repurchase from an independent distributor is subject to specified consumption limitations.
Accounts
We generally categorize our accounts as independent distributors and customers, both of which are consumers of our products.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail or personal consumption during the prior three months. As of June 30, 2020 and 2019, we had approximately 73,000 and 66,000 active independent distributors, respectively.
Independent Distributor Compensation
We believe our distributor compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as compensation and incentives is one of the highest percentages reported in the direct selling industry. Some elements of our compensation plan are paid daily, to eligible distributors, and weekly to others. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to experience success quickly from their efforts. Our compensation plan is intended to appeal to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Our independent distributors earn compensation on their product sales and product sales made by independent distributors within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us at our wholesale cost and selling that product to others at the retail cost. We generally pay commissions in the local currency of the independent distributor’s home country.
Independent Distributor Motivation and Training
Our revenue depends in part on the success and productivity of our independent distributors. We provide tools, training and technology designed to increase our independent distributors' productivity and increase their potential for success. We offer training and business development opportunities to our independent distributors, including the following:
•Blueprint: Professionally-designed training materials independent distributors can utilize in their sales efforts;
•Digital Training: Our digital audio series presented by our independent distributor leaders provides training and tips on becoming more productive independent distributors;
•Elite Academy, Global Convention, and Other Company-Sponsored Virtual Training: We hold regularly occurring live and virtual company-sponsored events intended to provide training and motivation to our independent distributors, in addition to twice-weekly virtual distributor trainings;
•Promotions and Incentive Trips: We hold special promotions and incentive trips from time to time in order to motivate our independent distributors to accomplish specific sales goals; and
•Mobile Application: The LifeVantage app was designed to allow users to conduct any aspect of their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom.
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
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2020 and 2019, we had approximately 106,000 and 119,000 active customers, respectively.
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
Seasonality
In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. We believe that direct selling in Japan and the United States is also generally negatively impacted during our first fiscal quarter, from July 1 through September 30, when many individuals, including our independent distributors, traditionally take vacations. The timing and size of our training events and incentive trips can also cause revenue and expense to fluctuate in the periods that they are held.
Although our product launch process may vary by market, we may introduce new products to our independent distributors and customers through limited-time offers and promotions. The limited-time offers and promotions typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. Similarly, company events typically generate a higher than normal increase in revenue. The timing of these events can also skew year-over-year and sequential comparisons.
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal year 2020, revenue generated in the United States accounted for approximately 67% of our total revenue and revenue generated from Japan accounted for approximately 18% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2020		2019		2018
Americas	$166,336	71.4%	$163,236	72.2%	$151,609	74.6%
Asia/Pacific & Europe	66,579	28.6%	62,722	27.8%	51,595	25.4%
Total	$232,915	100.0%	$225,958	100.0%	$203,204	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We have a sales, marketing, public relations and customer service group consisting of 145 full-time employees as of June 30, 2020. We utilize our network of independent distributors located throughout the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand to market and sell our products. We also market our products in a number of countries to customers for personal consumption only. In addition, we utilize our network of in-country social marketers to market and sell our products in China through our e-commerce business model.
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
Protandim® Nrf2 Synergizer® is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting its formulations are held by our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by many issued U.S. patents. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer® formulation. The expected duration of our patent protection via granted patents for Protandim® Nrf2 Synergizer® is at least through approximately March 2025 and we continue to research and file new composition and method patents in the U.S. for enhanced and improved product formulations that will extend our patent protection for a variety of product formulations and methods. During fiscal 2018, we received another composition patent for additional products within our LifeVantage TrueScience® line of skin care products. This patent expires in approximately February 2036. In fiscal 2020, we filed a provisional U.S. patent that, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf1 Synergizer®; Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer® products when these three products (also called the Tri-Synergizer™ pack) are used together.
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
Dietary Supplement Market
We compete with other companies that sell dietary supplements. We believe the dietary supplement market is highly fragmented and competitive. We believe competition in the dietary supplement market is based primarily on quality, price, efficacy of products, brand name and recognition of product benefits. In the dietary supplement industry, our competition includes numerous nutritional supplement companies, pharmaceutical companies and packaged food and beverage companies. Many of these companies have broader product lines, larger sales volumes and greater financial resources than we do. Additionally, some of these companies are able to compete more effectively due to greater vertical integration. Increased competition in the dietary supplement market could have a material adverse effect on our results of operations and financial condition.
Nrf2 Activators
In the last few years we have seen the number of products marketed as Nrf2 activators increase. We anticipate the number of products that claim to activate Nrf2 will continue to increase as the technology becomes more popular and more broadly accepted.
Direct Antioxidants
Vitamin C, Vitamin E, other vitamin/mineral antioxidants, and other sources of externally derived antioxidants may be considered competitors of Protandim® Nrf2 Synergizer® but they are mechanistically distinct from Protandim® Nrf2 Synergizer®. These other sources of antioxidants do not increase the body’s elimination of oxidants using internal antioxidant enzymes. Our research indicates that Protandim® Nrf2 Synergizer® increases production of hundreds of stress-related anti-inflammatory, and anti-fibrotic gene products including antioxidant enzymes, such as superoxide dismutase and catalase, within the cells of the body. We believe that the body’s internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants.
Oral Superoxide Dismutase and Catalase
There are many companies performing research into antioxidants. Several companies sell oral forms of superoxide dismutase and catalase. Although we believe Protandim® Nrf2 Synergizer® is a superior alternative to oral forms of superoxide dismutase and catalase, these products do compete with Protandim® Nrf2 Synergizer® in the marketplace. We anticipate additional companies will likely develop, purchase or in-license products that are competitive with Protandim® Nrf2 Synergizer®.

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
FDA Regulations and DSHEA
We market our Protandim® products as “dietary supplements” as defined in the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Petandim® for Dogs. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.
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
The FDA's Center for Veterinary Medicine, or CVM, is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act, or the Act, that relates to animal supplements, like our Petandim® for Dogs product. CVM's primary responsibility in enforcing the Act is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard. CVM has taken the position that DSHEA does not apply to products intended for animals, but it is clear that products like Petandim® for Dogs are under FDA jurisdiction.
Our Petandim® for Dogs product follows the labeling rules of the National Animal Supplement Council (NASC) of which LifeVantage is a member. Under the NASC rules, Petandim® for Dogs is classified as a dosage form animal health product.
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
FTC Regulations
Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement for “food, drugs, devices, services, or cosmetics." The FTC Act provides that disseminating any false advertisement pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice. An advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. We are required to have adequate scientific substantiation for all material advertising claims made for our products in the United States. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims, which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.
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
In January 2019, the Direct Selling Self-regulatory Council (DSSRC) was introduced. This program monitors the entire direct selling channel—including Direct Selling Association member companies and non-members. The DSSRC provides impartial monitoring, enforcement, and dispute resolution regarding product claims or income representations (including lifestyle claims) disseminated by direct selling companies and their sales force members. The failure of a company to resolve DSSRC complaints will ultimately result in the DSSRC reporting the matter to the FTC, which may or may not pursue enforcement action in any given case.
Regulation of Direct Selling Activities
Direct selling activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. The laws and regulations often:
•require us or our distributors to register with governmental agencies;
•impose caps on the amount of commission we can pay;
•impose reporting requirements; and
•require that we ensure, among other things, that our distributors maintain levels of product sales to qualify to receive commissions and that our distributors are being compensated primarily for sales of products and not primarily for recruiting additional participants.
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
The FDA Food Safety Modernization Act
The FDA Food Safety Modernization Act, or FSMA, was enacted in 2011 and is now part of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:
•gives the FDA explicit authority to compel a recall if the FDA believes there is a reasonable probability of serious adverse health consequences or death;
•places strict obligations on food and dietary supplement importers to verify that food from foreign suppliers is not adulterated or misbranded; and
•provides whistle blower protection for employees of conventional food or dietary supplement companies who provide information to governmental authorities about violations of the FFDCA.
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of statutory and regulatory schemes. We typically market our Protandim® line of products in international markets as foods, health foods or dietary supplements under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” or equivalent in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our distribution channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim® Nrf2 Synergizer®. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® Nrf2 Synergizer® that contains ashwagandha in Japan. As such, we reformulated Protandim® Nrf2 Synergizer® for the Japan market to exclude ashwagandha. This reformulated Protandim® Nrf2 Synergizer® was introduced in Japan in fiscal year 2013.
Similarly, our other markets outside the United States regulate advertising and product claims regarding the efficacy of our products and require adequate substantiation of claims. As such, we are unable to claim that any of our products will diagnose, cure, mitigate, treat or prevent diseases. For example, in Japan, Protandim® Nrf2 Synergizer® is considered a food product, which significantly limits our ability to make claims regarding the product. If marketing materials make claims that exceed the scope of allowed claims for dietary supplements, regulatory authorities could deem our products to be unapproved drugs and we could experience substantial harm.
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
Employees
As of June 30, 2020 and 2019, we had 247 and 227 full-time employees, respectively. As of June 30, 2020, 189 of our full-time employees were based in the United States, 31 were based in Japan and 27 were based in Thailand, Taiwan, Hong Kong, Mexico and Australia. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing and distribution operations.
Corporate Responsibility and Sustainability
We understand that long-term value creation for stockholders is our core responsibility. We are investing in a number of sustainability initiatives, including reducing the environmental impact of our business activities and products, improving the global human condition, and providing a positive working environment.
Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our system of independent distributors and customers, work to generate long-term value for our stockholders and contribute to the broader public through charitable programs, including LifeVantage Legacy. In turn, we offer competitive compensation and direct their focus on the long-term goals of our independent distributors and stockholders. We have been named one of the Best Places to Work by the Direct Selling News for four years in a row, which reflects our commitment to create a great work environment for our employees.
Environment: LifeVantage is committed to reducing its impact on the environment and creating awareness about sustainability. We will strive to improve our environmental performance over time and to initiate additional projects and activities that will further reduce our impacts on the environment. Our commitment to the environment extends to our customers, our staff, and the global communities in which we operate. We comply with applicable environmental regulations and strive to prevent pollution whenever possible. We are increasing our efforts to train our staff on our environmental program and empower them to contribute and participate. We are committed to continually improve over time by striving to measure our environmental impacts and by setting goals to reduce these impacts each year. Some examples of our efforts include:
•Created a digital starter kit to replace the prior hard copy version in an effort to reduce the use of materials like paper and plastic;
•Designed our corporate office with furniture sourced from U.S. Green Building Council and LEED Platinum certified vendor;
•Included sustainability as one of our corporate core values, and committed to continually look for ways to minimize our impact on the environment;
•Established a more flexible work from home structure for corporate employees, including positions that are now permanently work from home, reducing our impact on the environment with fewer vehicles on the road, commuting to and from the office.
Social/Community: Our legacy isn’t the past, it’s the future we create. LifeVantage Legacy helps the leaders of tomorrow by touching a million lives across the world today. From simply helping a child in need to supporting initiatives that uplift entire communities, our goal is simple - give future generations the support and resources they need to live happier, healthier lives. ONE child at a time. One of the best parts of LifeVantage is our commitment to leaving places better than we find them.
•For the past 6 years, during the holidays, we traveled to Puerto Penasco, Mexico, and built over 25 homes for families in need;
•At our company-sponsored incentive trips, we make sure to take time and give back to the local communities. Some examples include:
◦Donated school supplies, food and personalized shirts to a local orphanage in the Bahamas;
◦Made improvements to local schools in Puerto Vallarta and Cancun, including cleaning, painting, and repairs;
◦Created Disney-inspired wigs from yarn to leave for children fighting cancer in Ireland.
•In response to the COVID-19 pandemic, we worked with our manufactures to produce hand sanitizer which we donated to the Utah Food bank and distributed throughout Utah.
Governance: We endeavor to continue to strengthen and improve our corporate governance and executive compensation practices. We adopted an equity ownership policy to reinforce our belief that executives and directors who believe in the future of the Company should have meaningful equity holdings in LifeVantage. In addition, we adopted majority standard for election of directors.
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
The reports filed with the Securities and Exchange Commission, or SEC, by us and by our officers, directors, and significant shareholders are available for review on the SEC’s website at www.sec.gov. Such reports are also available free of charge through the investor relations section of our website at www.lifevantage.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.
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
Risks Relating to Our Company

The COVID-19 pandemic or the widespread outbreak of any other illness or communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in China and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. This pandemic has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.
As of the date of this filing, we have experienced multiple disruptions at the corporate level as we have transitioned our corporate workforce to a remote working environment, closed some of our showrooms and will call locations in international markets and cancelled multiple planned events in order to comply with group meeting restrictions. Our independent distributors have also experienced disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits distributors from connecting with potential new distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise can significantly reduce the ability for independent distributors to meet people in person and commence the enrollment process. Elsewhere, our independent distributors have begun to adapt their approach for customer outreach and enrollment, including transitioning to a stronger social media presence, in an effort to sustain their sales volume. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could have a material adverse effect on our business, results of operations, access to sources of liquidity and financial condition.
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
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our e-commerce business model. In fiscal 2020, we generated approximately 33% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets. In some of our international markets, we have experienced unexpected difficulties which have resulted in adverse consequences to our business and financial results, including slower than anticipated growth, the closure of one of our markets (the Philippines) and disruption to our business as we implemented changes to our systems and distributor enrollment requirements as a result of the independent review conducted by our audit committee in 2016. In addition, the COVID-19 pandemic delayed our plans to also expand into Singapore and Malaysia and it may adversely impact our plans to expand into other markets. Our business and financial results may also be negatively impacted if a particular market or new business model, such as our China e-commerce business model, is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
Although our product launch process may vary by market, we generally introduce new products to our independent distributors and customers through live events or cyber launches, limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent distributors and customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
Our business may be harmed if we are unable to appropriately manage our inventory.
In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our PhysIQ™ product line in December 2015, we experienced higher than expected demand and did not have sufficient inventory to meet demand. Subsequently, our inventory balances increased significantly, causing us to engage in a deliberate effort to manage our inventory balances down to levels we view as appropriate. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.
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
We entered into a Financing Agreement in March 2016, which was subsequently amended in May 2018 and February 2019, that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $5 million. During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan and as of June 30, 2020, there is no outstanding balance on the revolving loan facility. The principal amount of any borrowings under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay any future principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The credit facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary covenants, including affirmative and negative covenants, that restrict our ability to incur or guarantee additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell our assets and enter into consolidations, mergers or transfers of all or substantially all of our assets. The credit facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and meet certain informational requirements in order to draw on the revolving loan facility, if needed. Our ability to meet these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. A breach of any of the covenants, ratios, tests or restrictions imposed by the credit facility would result in an event of default and the lender could declare any and all amounts outstanding under the credit facility to be immediately due and payable or limit our ability to draw on the revolving loan facility. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the credit facility.
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
We intend to continue our efforts to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.

Risks Relating to Our Business and Industry
We primarily depend on a few products for our revenue.
Although we generate revenue through the sale of other products, we primarily rely on our Protandim® and TrueScience® product lines for our revenue, which collectively represent approximately 77.3% of our total revenue. We do not currently have a diversified portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. If we are unable to sustain or increase the price or sales levels for the Protandim® and TrueScience® product lines, our business could be harmed.
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
•any adverse publicity regarding us, our products, our distribution channel, or our competitors;
•non-compliance by our independent distributors with applicable legal requirements or our policies and procedures;
•lack of interest in existing or new products or their failure to achieve desired results;
•lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent distributors;
•any changes we might make to our independent distributor compensation plan;
•any negative public perception of our company or our products or their ingredients;
•any negative public perception of our independent distributors and direct selling business in general;
•our actions to enforce our policies and procedures;
•any efforts to sell our products through competitive channels;
•any regulatory actions or charges against us or others in our industry;
•challenges resulting from the COVID-19 pandemic, including illness among our distributor base and their families; and
•general economic and business conditions.
High quality materials for our products may be difficult to obtain or expensive.
Raw materials account for a significant portion of our manufacturing costs and we rely on third-party suppliers to provide raw materials. Suppliers may be unable or unwilling to provide the raw materials our manufacturers need in the quantities requested, at a price we are willing to pay, or that meet our quality standards. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including the COVID-19 pandemic, labor disputes, transportation interruptions and changes in government regulations. Our business could be adversely affected if we are unable to obtain a reliable source of any of the raw materials used in the manufacturing of our products that meets our quality standards. Additionally, if demand for our products exceeds our forecasts, we may have difficulties in obtaining additional raw materials in time to meet the excess demand. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands.

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
We currently rely on third parties to manufacture the products we sell. We are dependent on the uninterrupted and efficient operation of third party manufacturers’ facilities. We currently use multiple third-party manufacturers for our products. If any of our current manufacturers are unable or unwilling, including as a result of the COVID-19 pandemic, to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
Disruptions to transportation and other distribution channels for our products may adversely affect our margins and profitability.
We generally rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by the COVID-19 pandemic, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. In addition, for our China e-commerce business model, we rely on a third party to process transactions, fulfill orders, and manage logistic and money flows. Disruptions to the business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.
We are subject to risks related to product recalls.
We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products, including contaminants. However, such measures may not prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In December 2012, we commenced a voluntary recall of certain lots of Protandim® Nrf2 Synergizer® to alleviate concerns that some tablets may have included small metal fragments. We discovered these small metal fragments in certain batches of turmeric extract, an ingredient in Protandim® Nrf2 Synergizer® we purchase from third-party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition.

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
In April 2017, we received a warning letter from the FDA alleging that information on our website contained impermissible drug claims relating to our Protandim® Nrf2 Synergizer® product. We believe the letter from the FDA contained factual inaccuracies and we responded promptly to the FDA. The FDA subsequently concluded that the issues set forth in the warning letter have been fully resolved. We believe we do not claim that any of our products prevent, diagnose, treat or cure any disease in any of our marketing materials or labeling and we proactively and consistently engage distinguished experts in FDA law and regulation to ensure our promotional materials and websites adhere to applicable requirements and restrictions. Nevertheless, in the future, we may receive similar warning letters from the FDA if it believes some violation of law has occurred either by us or by our independent distributors. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. FDA warning letters are available to the public on the FDA’s website. That information could negatively affect our relationships with our investors, independent distributors, vendors, and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over dietary supplements, and in early 2019 FDA announced its plan to strengthen the regulation of dietary supplements by modernizing its oversight of supplements, though concrete action has not yet been taken. Our business could be harmed if more restrictive legislation or regulation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be forced to alter our marketing materials and/or refund or disgorge funds. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute dietary supplements or impose additional burdens or requirements on dietary supplement companies or require us to reformulate our products.
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
In May 2016, the FDA released a final rule updating the Nutrition Facts label for packaged foods and the Supplement Facts label for dietary supplements, with the objective to help consumers make better informed decisions. While the original compliance deadline for manufacturers of food and dietary supplements to use the new label was July 26, 2018, FDA subsequently extended the compliance deadline to January 1, 2020, and later announced it would exercise enforcement discretion (i.e., not enforce the new label requirements) until January 1, 2021. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods, including dietary supplements, must include a disclosure that the food is bioengineered. Implementation of the new label requirements may result in additional costs to our business.
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
We are subject to the risk of investigatory and enforcement action.
We are subject to the risk of investigatory and enforcement action by various government agencies, both domestic and international. For instance, the FTC and state attorneys general may open an investigation or bring an enforcement action against us based on our advertising claims and marketing practices. The FTC routinely reviews product advertising, including websites, to identify significant questionable advertising claims and practices. The FTC has brought many actions against dietary supplement companies, including some actions that were brought jointly with state attorneys general, based upon allegations that applicable advertising claims or practices were deceptive or not substantiated. If the FTC initiates an investigation, the FTC can initiate pre-complaint discovery that may be nonpublic in nature. In addition, we are subject to the risk of investigatory and enforcement action by other agencies including, but not limited to, the FDA, including warning letters and other sanctions, enforcement actions by the SEC and by other international regulatory agencies. Any investigation may be very expensive to defend and may result in an adverse ruling or in a consent decree.
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
As part of our business strategy, we intend to continue to expand our international presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
•political and economic instability of foreign markets;
•foreign governments’ restrictive trade policies;
•lack of well-established or reliable legal systems in certain areas in which we operate;
•inconsistent product regulation or sudden policy changes by foreign agencies or governments;
•the imposition of, or increase in, duties, taxes, government royalties, or non-tariff trade barriers;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•the possibility that a foreign government may limit our ability to repatriate cash;
•increased costs in maintaining international marketing efforts;
•problems entering international markets with different cultural bases and consumer preferences; and
•fluctuations in foreign currency exchange rates.
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
As of June 30, 2020, we had 14.3 million shares of common stock outstanding. As of June 30, 2020, we also had stock options outstanding for an aggregate of 0.5 million shares of common stock. Additionally, the future vesting of time-based and performance restricted stock units will further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

We have never paid dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the Credit Facility we entered into in March 2016, as amended, contains a customary covenant that restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is likely to be the sole source of gain for the foreseeable future.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Corporate Offices
The lease for our current corporate headquarters is for a term of ten years commencing on February 10, 2014, with an option for us to terminate the lease in our discretion after seven years. The lease includes approximately 44,353 square feet with options to occupy additional space in the future if needed. During fiscal year 2020, we exercised the option to terminate the lease after seven years. The lease for our corporate headquarters expires in February 2021.
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
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The lease for the Tokyo, Japan property expires in July 2023.
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock began trading on the Nasdaq Capital Market under the symbol "LFVN" in September 2012. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN.” On October 19, 2015, the Company effected a one-for-seven reverse stock split.
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2020, we had 86 shareholders of record and 14.3 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our shareholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Nasdaq Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2015 through June 30, 2020. The data shown assumes an investment on June 30, 2015 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2020

400.00
300.00
200.00
100.00
0.00
2015
2016
2017
2018
2019
2020
Lifevantage Corporation
NASDAQ Composite - Total Returns
Peer Group

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	Nasdaq Composite	Peer Group
June 30, 2015	$100.00	$100.00	$100.00
June 30, 2016	$366.58	$98.32	$91.61
June 30, 2017	$116.71	$126.14	$113.47
June 30, 2018	$171.70	$155.91	$134.32
June 30, 2019	$349.87	$168.04	$104.08
June 30, 2020	$364.42	$213.32	$101.92
Dividends
We have not declared any dividends on any class of our equity securities since incorporation, and we do not currently anticipate declaring any dividends. Additionally, the 2016 Credit Facility, as amended, contains customary covenants that, among other things, restrict our ability to pay dividends.
Purchases of Equity Securities
On November 27, 2017, our board of directors approved a stock repurchase plan, which was subsequently amended on February 1, 2019. Under the plan, we are authorized to repurchase up to $15.0 million of our outstanding shares through November 27, 2020. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During the three months ended June 30, 2020, we did not repurchase shares of our common stock under this repurchase plan.
Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP.
The consolidated statement of operations data for each of the fiscal years ended June 30, 2020, 2019 and 2018, and the consolidated balance sheet data as of June 30, 2020 and 2019, have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the fiscal years ended June 30, 2017 and 2016, and the consolidated balance sheet data as of June 30, 2018, 2017 and 2016, have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2020	2019	2018	2017	2016
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$232,915	$225,958	$203,204	$199,489	$206,540
Cost of sales	37,964	37,973	34,848	33,456	33,932
Gross profit	194,951	187,985	168,356	166,033	172,608
Operating expenses:
Commissions and incentives	111,571	108,620	98,193	96,662	103,120
Selling, general and administrative	67,914	69,551	59,840	64,922	56,074
Total operating expenses	179,485	178,171	158,033	161,584	159,194
Operating income	15,466	9,814	10,323	4,449	13,414
Other expense:
Interest expense	(120)	(323)	(456)	(570)	(3,321)
Other expense, net	(685)	(261)	(319)	(969)	(1,409)
Total other expense	(805)	(584)	(775)	(1,539)	(4,730)
Income before income taxes	14,661	9,230	9,548	2,910	8,684
Income tax expense	(3,112)	(1,801)	(3,787)	(1,302)	(2,578)
Net income	$11,549	$7,429	$5,761	$1,608	$6,106
Net income per share:
Basic	$0.82	$0.53	$0.41	$0.12	$0.44
Diluted	$0.79	$0.50	$0.41	$0.11	$0.42
Weighed-average shares outstanding:
Basic	14,105	14,055	13,992	13,881	13,730
Diluted	14,599	14,980	14,136	14,118	14,531

	As of June 30,
	2020	2019	2018	2017	2016
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,138	$18,824	$16,652	$11,458	$7,883
Working capital	18,849	16,993	15,133	12,191	12,484
Total assets	58,877	55,273	51,142	45,249	50,855
Current liabilities	25,019	26,195	23,805	23,355	30,628
Long-term debt, net of unamortized discount	—	—	3,412	5,440	7,409
Total liabilities	25,623	28,074	29,195	30,722	40,206
Total stockholders' equity	33,254	27,199	21,947	14,527	10,649

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.
Overview
We are a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. We engage in the identification, research, development and distribution of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. We currently sell our products to customers and independent distributors in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
The success and growth of our business is primarily based on the effectiveness of our independent distributors to attract and retain customers in order to sell our products and our ability to attract and retain independent distributors. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including Protandim®, our line of scientifically-validated dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience®, our line of skin and hair care products, Petandim® for Dogs, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system;
•Our compensation plan and other sales initiatives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium and New Zealand. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our cross-border e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Impact of COVID-19 on Our Business
The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have experienced multiple disruptions at the corporate level as we have transitioned our corporate workforce to a remote working environment, closed some of our showrooms and will call locations in international markets and cancelled multiple planned events in order to comply with group meeting restrictions. Our independent distributors have also experienced disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits distributors from connecting with potential new distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise can significantly reduce the ability for independent distributors to meet people in person and commence the enrollment process. Elsewhere, our independent distributors have begun to adapt their approach for customer outreach and enrollment, including transitioning to a stronger social media presence, in an effort to sustain their sales volume. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
We have made modifications, and are evaluating additional potential modifications that may be needed, to protect our supply chain and preserve adequate liquidity to ensure that our business can continue to operate during this uncertain time. Some states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. We have transitioned all of our corporate employees to a work from home model and, to date, our employees are performing well in the new environment. With respect to liquidity, we are evaluating and taking actions to ensure that we continue to responsibly manage expenses across our organization.
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
Our Products
Our line of scientifically-validated dietary supplements includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, Protandim® NAD Synergizer™, LifeVantage® Omega+ and LifeVantage® ProBio. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer™ was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. Our TrueScience® line of anti-aging skin and hair care products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner and TrueScience® Scalp Serum. Petandim® for Dogs is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our smart weight management system which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management. The following table shows revenues by major product line for the fiscal years ended June 30, 2020, 2019 and 2018(1):

	Years ended June 30,
	2020		2019		2018
Protandim® product line	$156,335	67.1%	$144,100	63.8%	$130,094	64.0%
TrueScience® product line	23,739	10.2%	24,853	11.0%	20,881	10.3%
Other	52,841	22.7%	57,005	25.2%	52,229	25.7%
Total	$232,915	100.0%	$225,958	100.0%	$203,204	100.0%
(1) Certain prior year numbers have been updated to reflect current year product line classification.
Our revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2020 and 2018. For the fiscal year ended June 30, 2019, Protandim® was the only product line that accounted for more than 10% of total revenue. On a combined basis, these products represent approximately 77.3%, 74.8% and 74.3% of our total net revenue for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent distributors and customers.
Accounts
Because we primarily utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business depends in large part on the effectiveness of our independent distributors to attract and retain customers to sell our products to, and our ability to attract new and retain existing independent distributors. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent distributors and customers purchasing our products. The number of active independent distributors and customers is, therefore, used by management as a key non-financial measure.
The following tables summarize the changes in our active accounts by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we define "Active Accounts" as only those independent distributors and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of June 30,
	2020		2019		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	49,000	67.1%	44,000	66.7%	5,000	11.4%
Asia/Pacific & Europe	24,000	32.9%	22,000	33.3%	2,000	9.1%
Total Active Independent Distributors	73,000	100.0%	66,000	100.0%	7,000	10.6%

Active Customers
Americas	83,000	78.3%	95,000	79.8%	(12,000)	(12.6)%
Asia/Pacific & Europe	23,000	21.7%	24,000	20.2%	(1,000)	(4.2)%
Total Active Customers	106,000	100.0%	119,000	100.0%	(13,000)	(10.9)%

Active Accounts
Americas	132,000	73.7%	139,000	75.1%	(7,000)	(5.0)%
Asia/Pacific & Europe	47,000	26.3%	46,000	24.9%	1,000	2.2%
Total Active Accounts	179,000	100.0%	185,000	100.0%	(6,000)	(3.2)%
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

	For the fiscal years ended June 30,
	2020		2019		2018
Americas	$166,336	71.4%	$163,236	72.2%	$151,609	74.6%
Asia/Pacific & Europe	66,579	28.6%	62,722	27.8%	51,595	25.4%
Total	$232,915	100.0%	$225,958	100.0%	$203,204	100.0%

Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, costs of adjustments to inventory carrying value, and costs of marketing materials which we sell to our independent distributor sales force, as well as freight, duties and taxes associated with the import and export of our products. As our international revenue increases as a percentage of total revenue, cost of sales as a percentage of revenue likely will increase as a result of additional duties, freight, and other factors, such as changes in currency exchange rates.
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent distributors, special incentives and costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent distributors related to their personal purchases. Commissions paid to independent distributors on personal purchases are considered a sales discount and are reported as a reduction to net revenue. Our global sales compensation plan, which we employ in all our markets, is an important factor in our ability to attract and retain our independent distributors. Under our global sales compensation plan, independent distributors can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on marketing materials that are sold to our independent distributors. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our Red Carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses.
Selling, general and administrative expenses include wages and benefits, stock compensation expenses, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs and other operating expenses. Wages and benefits and stock compensation expenses represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of distributor conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. Marketing and event costs also include expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake.
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
Results of Operations
For the fiscal years ended June 30, 2020, 2019 and 2018, we generated net revenue of $232.9 million, $226.0 million and $203.2 million, respectively, recognized operating profit of $15.5 million, $9.8 million and $10.3 million, respectively, and recognized net income of $11.5 million, $7.4 million and $5.8 million, respectively.

The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated(1):

	For the fiscal years ended June 30,
	2020	2019	2018
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	16.3	16.8	17.1
Gross profit	83.7	83.2	82.9
Operating expenses:
Commissions and incentives	47.9	48.1	48.3
Selling, general and administrative	29.2	30.8	29.4
Total operating expenses	77.1	78.9	77.7
Operating income	6.6	4.3	5.2
Other expense:
Interest expense	(0.1)	(0.2)	(0.2)
Other expense, net	(0.3)	(0.1)	(0.2)
Total other expense	(0.3)	(0.3)	(0.4)
Income before income taxes	6.3	4.0	4.8
Income tax expense	(1.3)	(0.8)	(1.9)
Net income	5.0%	3.2%	2.9%
(1) Certain percentages may not add due to rounding.
Comparison of Fiscal Years Ended June 30, 2020 and 2019
Revenue, net. We generated net revenue of $232.9 million and $226.0 million during the fiscal years ended June 30, 2020 and 2019, respectively. Foreign currency fluctuations positively impacted our net revenue $0.4 million or 0.2%. During fiscal 2020, Australia and New Zealand generated a strong year over year revenue increase of 54.9%, due in part to the successful on the ground launch of New Zealand in November 2019. Revenue in the United States, Japan, Canada and Thailand grew steadily, while revenue declined on a year over year basis in our Greater China region and Mexico. We launched our new Protandim® NAD Synergizer in October 2019 and have seen encouraging initial sales. We rolled out a free shipping program and pricing update, beginning in January 2020. All of these activities helped contribute to increased average order sizes as compared to the prior fiscal year.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2020 and 2019 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2020	2019	% change
United States	$155,480	$151,966	2.3%
Other	10,856	11,270	(3.7)%
Americas Total	$166,336	$163,236	1.9%
Revenue in the Americas region for the fiscal year ended June 30, 2020 increased $3.1 million, or 1.9%, compared to the prior year. Revenue in the Americas increased due to the continued investment in our red carpet program, the introduction of our new Protandim® NAD Synergizer and the roll out of our free shipping program and pricing updates in January 2020.

Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2020 and 2019 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2020	2019	% change
Japan	$42,343	$40,796	3.8%
Australia & New Zealand	9,065	5,851	54.9%
Greater China	6,682	7,924	(15.7)%
Other	8,489	8,151	4.1%
Asia/Pacific & Europe Total	$66,579	$62,722	6.1%
Revenue in the region for the fiscal year ended June 30, 2020 was positively impacted approximately $0.7 million, or 1.1%, by foreign currency exchange rate fluctuations.
We saw encouraging revenue growth in Japan, which increased 3.8% year over year on a U.S. Dollar basis and 1.1% on a constant currency basis. During the fiscal year ended June 30, 2020, the Japanese yen, on average, strengthened against the U.S. Dollar, positively impacting our revenue in this market by $1.1 million or 2.8%. Revenue in our Australia and New Zealand markets grew significantly during fiscal 2020. We successfully completed our full on the ground launch of New Zealand in November 2019. The launch of New Zealand created synergies between our Australian and New Zealand distributor organizations and customer bases, further driving the growth within the region. Active accounts in the region increased slightly by 2.2% on a year over year basis also contributing to the growth.
Revenue in our Greater China region decreased by 15.7% year over year as we experienced continued weakening in our Hong Kong market, due, in part, to the global pandemic and other geopolitical events occurring in the region during the current year. We continue to work on refining our mainland China cross-border e-commerce business model and to date have not recognized significant revenues through this channel. Revenue in Thailand grew steadily during the period, while Europe remained stable.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We successfully launched our Protandim® NAD Synergizer, completed a full on the ground launch of New Zealand, and have plans for future market expansion. In February 2020, we held our first ever Destination Elite Academy in Cancun, Mexico which drove distributor excitement. We have plans for additional events designed to further engage and motivate our distributor base and provide additional tools and trainings to help them be successful in their businesses. Throughout the year, we continued the refinement and expansion of our product offerings internationally and have plans for continued product expansion in the future. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup. We continued investing in our red carpet program, which we believe has increased our ability to attract and retain strong distributor leadership and drive revenue growth throughout our markets. We remain committed to further refining and developing our Greater China market, including our cross-border e-commerce business model to take advantage of the growth opportunities in that region.
Gross Margin. Cost of sales were $38.0 million for the fiscal year ended June 30, 2020, and $38.0 million for the fiscal year ended June 30, 2019, resulting in a gross margin of $195.0 million, or 83.7%, and $188.0 million, or 83.2%, respectively. The increase in gross margin as a percentage of revenue is primarily due to benefits of a price update during the second half of fiscal 2020 and decreased inventory obsolescence and handling costs, partially offset by changes to our geographic and product sales mix related to the revenue growth and product expansion outside of the United States.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2020 were $111.6 million or 47.9% of revenue compared to $108.6 million or 48.1% of revenue for the fiscal year ended June 30, 2019. The increase of $3.0 million in fiscal 2020 was due to the increase in revenue. Commissions and incentives expenses as a percentage of revenue decreased slightly during the comparable periods due, in part, to continued refinement of our various promotional and incentive programs during the year.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2020 were $67.9 million or 29.2% of revenue compared to $69.6 million or 30.8% of revenue for the fiscal year ended June 30, 2019. The decrease of $1.6 million during the current period primarily was due to decreased expenses associated with employee compensation costs, including both cash and stock incentive compensation, and decreased events expenses as a result of changes to our event schedule and due to the cancellation of events as a result of meeting restrictions related to the COVID-19 pandemic. The decreases were partially offset by increased depreciation expenses due to digital assets placed in service and the acceleration of depreciation on various leasehold assets as well as increased bank fees due to our increased revenues during the year.
Primary factors that may cause our selling, general and administrative expenses to fluctuate in the future include changes in the number of employees, the timing and number of events we hold, marketing and branding initiatives and costs related to legal matters, if and as they arise. A fluctuation in our stock price may also impact our share-based compensation expense recorded for equity awards made in future years.
Other Expense. We recognized other expense for the fiscal year ended June 30, 2020 of $0.8 million as compared to $0.6 million for the fiscal year ended June 30, 2019. The increase of $0.2 million was due to increased foreign exchange losses associated with the settlement of foreign transactions and net losses in currency hedges, both due to an increase in foreign exchange rate fluctuation during fiscal 2020. These losses were partially offset by a decrease in interest expense related to our term loan that was repaid in full during the year.
The following table sets forth interest expense for the fiscal years ended June 30, 2020 and 2019 (in thousands):

	For the fiscal years ended June 30,
	2020	2019
Contractual interest expense:
2016 Term Loan	$44	$227
Amortization of deferred financing fees:
2016 Term Loan	7	6
Amortization of debt discount:
2016 Term Loan	39	36
Other	30	54
Total interest expense	$120	$323
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2020 was $3.1 million as compared to income tax expense of $1.8 million for the fiscal year ended June 30, 2019.
The effective tax rate was 21.2% of pre-tax income for the fiscal year ended June 30, 2020, compared to 19.5% for the fiscal year ended June 30, 2019. The tax rates for both fiscal 2020 and fiscal 2019 were favorably benefited by discrete book to tax differences resulting from the vesting of performance restricted stock units and favorable return to provision adjustments that occurred during the periods. The effective tax rates for both periods reflect the federal tax reform legislation enacted during December 2017 that reduced the federal corporate tax rate to 21%.
Our provision for income taxes for the fiscal year ended June 30, 2020 consisted primarily of federal, state, and foreign tax on anticipated fiscal 2020 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2020 increased to $11.5 million compared to $7.4 million for the fiscal year ended June 30, 2019.
Comparison of Fiscal Years Ended June 30, 2019 and 2018
For a discussion of our results of operations for the fiscal 2019 compared with fiscal 2018, refer to “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 14, 2019.
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

At June 30, 2020, our cash and cash equivalents were $22.1 million. This represented an increase of $3.3 million from the $18.8 million in cash and cash equivalents as of June 30, 2019.
During the fiscal year ended June 30, 2020, our net cash provided by operating activities was $18.3 million as compared to net cash provided by operating activities of $17.8 million during the fiscal year ended June 30, 2019. The increase in cash provided by operating activities during the fiscal year ended June 30, 2020 primarily was due to increases in net income and depreciation expense, partially offset by an increase in cash used for prepaid expenses and other long-term assets and cash used for operating payables.
During the fiscal year ended June 30, 2020, our net cash used in investing activities was $2.7 million, as a result of the purchase of fixed assets. During the fiscal year ended June 30, 2019, our net cash used in investing activities was $4.5 million, as a result of the purchase of fixed assets and investments in convertible notes receivable.
Cash used in financing activities during the fiscal year ended June 30, 2020 was $12.4 million, as a result of our quarterly principal payments on the 2016 Term Loan, which was repaid in full during fiscal 2020, shares purchased as payment of tax withholding upon vesting of employee equity awards and the repurchase of company stock, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2019 was $11.1 million, as a result of principal payments on the 2016 Term Loan, repurchases of company stock and shares purchased as payment of tax withholding upon vesting of employee equity awards.
At June 30, 2020 and 2019, the total amount of our foreign subsidiary cash was $6.8 million and $6.3 million, respectively. The December 2017 tax reform previously mentioned enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2020, we had working capital (current assets minus current liabilities) of $18.8 million compared to working capital of $17.0 million at June 30, 2019. The increase in working capital primarily was due to increases in cash and decreases in accounts payable, partially offset by an increase in commissions payable. Also, the notes receivable balance was converted to non-current equity securities. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of June 30, 2020, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2020 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations (1)	$22,614	$2,549	$5,310	$3,298	$11,457
Other operating obligations (2)	20,981	13,231	6,272	1,478	—
Total	$43,595	$15,780	$11,582	$4,776	$11,457

(1)	Operating lease obligations include current and future obligations associated with corporate office leases.
(2)	Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
At June 30, 2020 and 2019, we had no off-balance sheet arrangements.

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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of June 30, 2020, our shipments of products sold totaling approximately $21.7 million were subject to our return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at June 30, 2020, compared with $0.4 million at June 30, 2019. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the fiscal years ended June 30, 2020 and 2019, we recognized expenses of $0.4 million and $0.8 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the fiscal year ended June 30, 2020, approximately 33% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At June 30, 2020, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.0% decrease of our 2020 fiscal year revenue, in the amount of $7.0 million.
Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2020				Year ended June 30, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Japan	107.31	108.73	108.97	107.58	111.49	112.76	110.16	109.94
Australia	1.46	1.46	1.52	1.53	1.37	1.40	1.40	1.43
Hong Kong	7.83	7.83	7.77	7.75	7.85	7.83	7.85	7.84
Mexico	19.44	19.24	19.98	23.36	18.97	19.83	19.22	19.12
Canada	1.32	1.32	1.34	1.39	1.31	1.32	1.33	1.34
Thailand	30.79	30.33	31.33	32.02	33.08	32.90	31.70	31.67
Europe	0.90	0.90	0.91	0.91	0.86	0.88	0.88	0.89
Taiwan	31.20	30.48	30.13	29.90	30.68	30.86	30.85	31.13
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2020.
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
Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2020.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal 2021 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are being filed as part of this report:
Financial Statements
(a)(1) Financial Statements. The following consolidated financial statements of LifeVantage Corporation and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K.
(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit to 3.1 to Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit to 3.2 to Form 8-K filed on March 13, 2018.

4.1	Form of Common Stock Certificate	Exhibit to 4.1 to Form 8-K filed on March 13, 2018.

4.2	Description of Capital Stock	Filed herewith.

10.1	Manufacturing and Supply Agreement dated July 1, 2008 between Cornerstone Research and Development and LifeVantage Corporation	Exhibit 10.21 to Form 10-K/A for the fiscal year ended June 30, 2009 filed October 28, 2009.

10.2#	LifeVantage Distributor Compensation Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2010 filed on September 15, 2010.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.3#	LifeVantage Corporation 2007 Long-Term Incentive Plan	Appendix B to Proxy Statement on Schedule 14A filed on October 20, 2006.

10.4(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on October 6, 2014.

10.4(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.4(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.4(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.5#	LifeVantage Corporation Performance Incentive Plan	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.6#	LifeVantage Corporation Cash Settled Performance-Based Long Term Incentive Plan	Exhibit 10.14 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.7#	Form of Performance Unit Agreement	Exhibit 10.15 to Form 10-K for the fiscal year ended June 30, 2013 filed on September 12, 2013.

10.8#	Form of Performance Unit Agreement - FY2016 through FY2018	Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.9#	Form of Performance Unit Agreement - FY2017 through FY2019	Exhibit 10.21 to the Form 10-K for the fiscal year ended June 30, 2016 filed on December 12, 2016.

10.10#	Employment Agreement by and between Darren Jensen and LifeVantage Corporation dated April 26, 2015	Exhibit 10.1 to Form 8-K filed on April 29, 2015.

10.11	Lease dated September 22, 2011 between Sandy Park I L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2011 filed on November 14, 2011.

10.12	Lease dated September 20, 2012 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 8, 2012.

10.13	First Amendment to Lease entered into as of March 24, 2014 between Sandy Park II L.L.C. and LifeVantage Corporation	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.14*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.15*	Software Service Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.1 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

10.16*	Software License Agreement with JIA, Inc. dated September 28, 2012	Exhibit 10.2 to Form 10-Q/A for the fiscal quarter ended March 31, 2013 filed on May 24, 2013.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.17*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.18*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.19#	Financing Agreement, dated October 18, 2013, by and among LifeVantage Corporation, the Guarantors and Lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent	Exhibit (b) to the Schedule TO-I/A filed on October 18, 2013.

10.20#
Amendment No. 1 to Financing Agreement, dated May 1, 2015, by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015.

10.21
Amendment No. 2 to Financing Agreement, dated August 27, 2015 by and between LifeVantage Corporation, the Guarantors and lenders party thereto and TCW Special Situations, LLC as Collateral Agent and Administrative Agent
Exhibit 10.39 to Form 10-K for the fiscal year ended June 30, 2015 filed on September 1, 2015.

10.22	Form of Director and Officer Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.23	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.24	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.25#	Amended and Restated Employment Agreement, dated December 6, 2016, by and between Darren Jensen and LifeVantage Corporation	Exhibit 99.2 to Form 8-K filed on December 12, 2016.

10.26#	Service Agreement, dated January 18, 2017, by and between Cerius Interim Executive Solutions and LifeVantage Corporation	Exhibit 10.1 to Form 8-K filed on January 18, 2017.

10.27#	Key Employee Benefits Package by and between Charles J. Wach and LifeVantage Corporation dated February 27, 2017	Exhibit 10.2 to Form 8-K filed on March 9, 2017.

10.28#	Key Employee Benefits Package by and between Steven R. Fife and LifeVantage Corporation dated March 6, 2017	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended March 31, 2017 filed on May 10, 2017.

10.29#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 19, 2018

10.30#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 27, 2017

10.31#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 27, 2017

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.32	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

10.33	Second Loan Modification Agreement dated February 1, 2019 by and between Zions Bank and the Company	Exhibit 10.1 to the Form 8-K filed on February 4, 2019

10.34#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to the Form 8-K filed on November 19, 2018

10.35	Lease Agreement between Traverse Ridge Center III and LifeVantage Corporation dated November 14, 2019	Exhibit 10.1 to Form 10-Q on January 28, 2020

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

#	Management contract or compensatory plan.
*	The Company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEVANTAGE CORPORATION

By:	/s/ Darren Jensen
Darren Jensen
President and Chief Executive Officer
Date:	August 18, 2020
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

Signature	Date	Title

/s/ Darren Jensen	August 18, 2020	President and Chief Executive Officer (Principal Executive Officer)
Darren Jensen

/s/ Steven R. Fife	August 18, 2020	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven R. Fife

/s/ Garry Mauro	August 18, 2020	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	August 18, 2020	Director
Michael A. Beindorff

/s/ Erin Brockovich	August 18, 2020	Director
Erin Brockovich

/s/ Raymond B. Greer	August 18, 2020	Director
Raymond B. Greer

/s/ Vinayak R. Hegde	August 18, 2020	Director
Vinayak R. Hegde

/s/ Darwin K. Lewis	August 18, 2020	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 18, 2020, expressed an unqualified opinion.
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
August 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LifeVantage Corporation
Sandy, Utah

Opinion on Internal Control over Financial Reporting
We have audited LifeVantage Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated August 18, 2020, expressed an unqualified opinion.
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

/s/ WSRP, LLC

Salt Lake City, Utah
August 18, 2020

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$22,138	$18,824
Accounts receivable	2,610	2,066
Income tax receivable	—	1,236
Inventory, net	13,888	13,753
Prepaid expenses and other	5,232	7,309
Total current assets	43,868	43,188

Property and equipment, net	7,170	7,131
Right-of-use assets	956	—
Intangible assets, net	851	983
Deferred income tax asset	2,164	2,693
Equity securities	2,205	—
Other long-term assets	1,663	1,278
TOTAL ASSETS	$58,877	$55,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,521	$5,180
Commissions payable	9,219	7,916
Income tax payable	784	592
Lease liabilities	1,184	—
Other accrued expenses	10,311	11,053
Current portion of long-term debt, net	—	1,454
Total current liabilities	25,019	26,195

Other long-term liabilities	604	1,879
Total liabilities	25,623	28,074
Commitments and contingencies — Note 14
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,313 and 14,114 issued and outstanding as of June 30, 2020 and 2019, respectively	1	1
Additional paid-in capital	126,416	127,096
Accumulated deficit	(93,307)	(99,960)
Accumulated other comprehensive income	144	62
Total stockholders’ equity	33,254	27,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,877	$55,273
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2020	2019	2018
(In thousands, except per share data)
Revenue, net	$232,915	$225,958	$203,204
Cost of sales	37,964	37,973	34,848
Gross profit	194,951	187,985	168,356
Operating expenses:
Commissions and incentives	111,571	108,620	98,193
Selling, general and administrative	67,914	69,551	59,840
Total operating expenses	179,485	178,171	158,033
Operating income	15,466	9,814	10,323
Other expense:
Interest expense	(120)	(323)	(456)
Other expense, net	(685)	(261)	(319)
Total other expense	(805)	(584)	(775)
Income before income taxes	14,661	9,230	9,548
Income tax expense	(3,112)	(1,801)	(3,787)
Net income	$11,549	$7,429	$5,761
Net income per share:
Basic	$0.82	$0.53	$0.41
Diluted	$0.79	$0.50	$0.41
Weighted-average shares outstanding:
Basic	14,105	14,055	13,992
Diluted	14,599	14,980	14,136
Other comprehensive income, net of tax:
Foreign currency translation adjustment	82	48	108
Other comprehensive income, net of tax:	82	48	108
Comprehensive income	$11,631	$7,477	$5,869
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2020, 2019 and 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2017	14,232	$14	$121,599	$(106,992)	$(94)	$14,527
Stock-based compensation	—	—	2,990	—	—	2,990
Exercise of options and warrants	21	—	61	—	—	61
Common stock issued under equity award plans	190	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(66)	—	—	—	—	—
Repurchase of company stock	(304)	—	—	(1,500)	—	(1,500)
Change in par value of common stock	—	(13)	13	—	—	—
Currency translation adjustment	—	—	—	—	108	108
Net income	—	—	—	5,761	—	5,761
Balances, June 30, 2018	14,073	$1	$124,663	$(102,731)	$14	$21,947
Cumulative effect of adoption of accounting principle	—	—	—	(3)	—	(3)
Balances, July 1, 2018	14,073	$1	$124,663	$(102,734)	$14	$21,944
Stock-based compensation	—	—	4,899	—	—	4,899
Exercise of options	155	—	701	—	—	701
Common stock issued under equity award plans	515	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(240)	—	(3,167)	—	—	(3,167)
Repurchase of company stock	(389)	—	—	(4,655)	—	(4,655)
Currency translation adjustment	—	—	—	—	48	48
Net income	—	—	—	7,429	—	7,429
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707
Stock-based compensation	—	—	4,837	—	—	4,837
Common stock issued under employee stock purchase plan	64		653			653
Exercise of options	25	—	76	—	—	76
Common stock issued under equity award plans	910	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding	(413)	—	(6,246)	—	—	(6,246)
Repurchase of company stock	(387)	—	—	(5,404)	—	(5,404)
Currency translation adjustment	—	—	—	—	82	82
Net income	—	—	—	11,549	—	11,549
Balances, June 30, 2020	14,313	$1	$126,416	$(93,307)	$144	$33,254
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2020	2019	2018
(In thousands)
Cash Flows from Operating Activities:
Net income	$11,549	$7,429	$5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,777	1,895	1,325
Stock-based compensation	4,919	5,525	3,196
Amortization of right-of-use assets	2,323	—	—
Amortization of deferred financing fees	7	6	11
Amortization of debt discount	39	36	21
Deferred income tax	364	563	831
Changes in operating assets and liabilities:
Accounts receivable	(539)	14	(730)
Income tax receivable	1,237	(785)	462
Inventory, net	(152)	(64)	2,953
Prepaid expenses and other	(29)	1,029	(993)
Other long-term assets	(483)	7	109
Accounts payable	(1,648)	1,369	(1,024)
Income tax payable	193	552	(175)
Other accrued expenses	432	545	1,935
Lease liabilities	(2,698)	—	—
Other long-term liabilities	35	(332)	(426)
Net Cash Provided by Operating Activities	18,326	17,789	13,256
Cash Flows from Investing Activities:
Investments in convertible note receivable	—	(2,000)	—
Purchase of equipment	(2,681)	(2,506)	(4,649)
Net Cash Used in Investing Activities	(2,681)	(4,506)	(4,649)
Cash Flows from Financing Activities:
Payment of deferred financing fees	—	—	(60)
Repurchase of company stock	(5,405)	(4,655)	(1,500)
Payment on term loan	(1,500)	(4,000)	(2,000)
Shares purchased as payment of tax withholding	(6,246)	(3,167)	—
Proceeds from common stock issued under employee stock purchase plan	653	—	—
Exercise of options and warrants	76	701	61
Net Cash Used in Financing Activities	(12,422)	(11,121)	(3,499)
Foreign Currency Effect on Cash	91	10	86
Increase in Cash and Cash Equivalents	3,314	2,172	5,194
Cash and Cash Equivalents — beginning of period	18,824	16,652	11,458
Cash and Cash Equivalents — end of period	$22,138	$18,824	$16,652

Non Cash Investing and Financing Activities
Conversion of convertible notes receivable to equity securities	$2,205	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44	$227	$345
Cash paid for income taxes	$1,623	$1,286	$2,865
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
The Company engages in the identification, research, development and distribution of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. The Company’s line of scientifically-validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience® skin and hair care products, Petandim® for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
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
In March 2018, following approval by the Company's stockholders at its fiscal 2018 Annual Meeting of Stockholders, the Company changed its state of incorporation from Colorado to Delaware pursuant to a plan of conversion. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company's common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries generally is its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive income.

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
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2020 and 2019 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2020 or 2019 is not necessary. No bad debt expense was recorded for the fiscal years ended June 30, 2020, 2019 and 2018.
Inventory
As of June 30, 2020 and 2019, inventory consisted of (in thousands):

	As of June 30,
	2020		2019
Finished goods	$10,164	73.2%	$9,903	72.0%
Raw materials	3,724	26.8%	3,850	28.0%
Total inventory	$13,888	100.0%	$13,753	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.2 million and $0.2 million at June 30, 2020 and 2019, respectively, related to obsolete and slow-moving inventory.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2020 and 2019, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2020 and 2019, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2020, the Company had $17.8 million in cash accounts at one financial institution and $4.3 million in other financial institutions. As of June 30, 2020 and 2019, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
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
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2020, 2019 and 2018 were $0.9 million, $1.1 million and $1.2 million, respectively.
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
The fair value of restricted stock grants, including performance restricted stock units that include non-market based performance conditions, is based on the closing market price of the Company's stock on the date of grant less the Company's expected dividend yield. The fair value of cash-settled performance-based awards, accounted for as liabilities, is remeasured at the end of each reporting period and is based on the closing market price of the Company’s stock on the last day of the reporting period. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
Income Per Share
Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the fiscal years ended June 30, 2020, 2019 and 2018, the effects of approximately 0.1 million, 0.2 million and 0.4 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2020	2019	2018
Numerator:
Net income	$11,549	$7,429	$5,761
Denominator:
Basic weighted-average common shares outstanding	14,105	14,055	13,992
Effect of dilutive securities:
Stock awards and options	494	925	144
Diluted weighted-average common shares outstanding	14,599	14,980	14,136
Net income per share, basic	$0.82	$0.53	$0.41
Net income per share, diluted	$0.79	$0.50	$0.41
Segment Information
The Company operates in a single operating segment by selling products directly to customers through an international network of independent distributors that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent distributors. The Company manages its business primarily by managing its international network of independent distributors. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. See disaggregated revenue in Note 3.
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2020	2019
United States	$10,126	$9,772
Japan	$1,070	$955
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience® skin and hair care products, Petandim® for Dogs, Axio® nootropic energy drink mixes, and the PhysIQ™ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
The Company also charges amounts to independent distributors to attend events that it holds. Tickets to events are sold as standalone items or included within packs. For event tickets sold in packs, the Company allocates a portion of the transaction price to the ticket on a relative standalone selling price basis, adjusted for the probability of the tickets being redeemed for attendance at a future event. Any discounts are accounted for as a direct reduction to the transaction price. Fee revenue associated with ticket sales is recorded in the month that the event is held, which is when the Company has performed its obligations under the contract.
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
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2020 and 2019, the Company’s return liability reserve, net was $0.3 million and $0.4 million, respectively.
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Years ended June 30,
	2020	2019	2018
Americas	$166,336	$163,236	$151,609
Asia/Pacific & Europe	66,579	62,722	51,595
Total revenue	$232,915	$225,958	$203,204
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2020	2019	2018
United States	$155,480	$151,966	$142,452
Japan	$42,343	$40,796	$41,843
Major Products
The Company's revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2020 and 2018. For the fiscal year ended June 30, 2019, Protandim® was the only product line that accounted for more than 10% of total revenue. On a combined basis, the Protandim® and TrueScience® product lines represent approximately 77.3%, 74.8% and 74.3% of the Company's total revenue for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. The following table shows revenue by major product line for the fiscal years ended June 30, 2020, 2019 and 2018(1):

	Years ended June 30,
	2020		2019		2018
Protandim® product line	$156,335	67.1%	$144,100	63.8%	$130,094	64.0%
TrueScience® product line	23,739	10.2%	24,853	11.0%	20,881	10.3%
Other	52,841	22.7%	57,005	25.2%	52,229	25.7%
Total	$232,915	100.0%	$225,958	100.0%	$203,204	100.0%
(1) Certain prior year numbers have been updated to reflect current year product line classification.
Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2020	2019
Equipment (includes computer hardware and software)	$15,297	$12,625
Furniture and fixtures	1,622	1,611
Leasehold improvements	3,981	3,975
Vehicles	51	51
Accumulated depreciation	(13,781)	(11,131)
Total property and equipment, net	$7,170	$7,131
Depreciation expense totaled $2.6 million, $1.8 million and $1.2 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2020	2019
Patent costs	$2,330	$2,330
Accumulated amortization	(1,724)	(1,592)
Total definite-lived intangible assets, net	606	738

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$851	$983
Amortization expense totaled $0.1 million, $0.1 million and $0.1 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. As of June 30, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was 4.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the five succeeding fiscal years.
Note 6 — Gig Economy Group Investment
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at June 30, 2020. During the fiscal year ended June 30, 2020, there were no price changes or impairments recognized.
Note 7 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2020	2019
Accrued incentive compensation	$4,552	$5,726
Other taxes payable	2,041	1,733
Accrued other expenses	1,108	1,850
Accrued payable to vendors	1,090	558
Deferred revenue	792	998
Accrued incentives and promotions to distributors	728	188
Total other accrued expenses	$10,311	$11,053
Note 8 — Long-Term Debt
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain a certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of June 30, 2020, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 9 — Stockholders’ Equity
During the fiscal years ended June 30, 2020, 2019 and 2018, the Company issued 25,000, 0.2 million and 21,000 shares, respectively, of common stock as a result of the exercise of options and warrants. During the fiscal years ended June 30, 2020, 2019 and 2018, the Company issued 0.9 million, 0.5 million and 0.2 million shares, respectively, under the Company's equity incentive plans. During the fiscal years ended June 30, 2020, 2019 and 2018, 0.4 million, 0.2 million and 0.1 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the fiscal year ended June 30, 2020, the Company sold 0.1 million shares under its 2019 Employee Stock Purchase Plan. No shares were sold under this plan during the fiscal years ended June 30, 2019 and 2018.
On November 27, 2017, the Company's board of directors approved a stock repurchase plan, which was subsequently amended on February 1, 2019. Under the plan, the Company is authorized to repurchase up to $15.0 million of its outstanding shares through November 27, 2020. The repurchase program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management, in accordance with applicable securities laws. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. During year ended June 30, 2020, the Company purchased 0.4 million shares of its common stock on the open market at an aggregate purchase price of $5.4 million under this repurchase program. At June 30, 2020, there is $3.4 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the designation and issuance shares of preferred stock. However, as of June 30, 2020, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Note 10 — Share-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans

The Company adopted, and the shareholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $3.36 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. No new awards can be granted under the 2007 Plan. As of June 30, 2020, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for the purchase in aggregate of 20,000 shares of the Company’s common stock.
The Company adopted, and the shareholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.0 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of June 30, 2020, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
The Company adopted, and the shareholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017 to provide incentives to certain eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the shareholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of June 30, 2020, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of June 30, 2020, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company’s common stock.
Cash-Settled Plans
Performance Units
The Company adopted a performance incentive plan effective July 1, 2017 (the "Fiscal 2018 Performance Plan"). The Fiscal 2018 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal 2018 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal 2018 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement.
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
Upon vesting of the phantom units, the awards were partially settled in cash and partially settled with the issuance of restricted stock units. The restricted stock units were issued on January 8, 2019 and vest in a single installment after a one-year vesting period, subject to continued service through the vesting date. On January 8, 2020, the restricted stock units were fully vested. As of June 30, 2020, there were no restricted stock units outstanding related to the phantom units.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan ("ESPP") was adopted by its board of directors in September 2018 and its stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of June 30, 2020, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
Purchase Price.   Employees may purchase each share of common stock under the ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s contributions to the ESPP are limited to 15% of the compensation, and up to a maximum of 3,000 shares may be purchased by an employee during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate exceeding $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time.
Offering Periods.   Unless otherwise determined by the compensation committee, the ESPP will be operated through a series of successive six-month offering periods, which will begin each year on March 1 and September 1.
During the fiscal year ended June 30, 2020, 0.1 million shares of common stock were purchased under the ESPP. During the fiscal years ended June 30, 2019 and 2018, no shares of common stock were purchased under the ESPP.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2020, 2019 and 2018, stock-based compensation of $4.8 million, $4.9 million and $3.0 million, respectively, was reflected as an increase to additional paid in capital and $0.1 million, $0.6 million and $0.2 million, respectively, was reflected as an increase to other accrued expenses, all of which was employee related.
At June 30, 2020, there was $3.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2010 and 2017 Plans, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.34 years.
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
There were no stock option grants during the fiscal years ended June 30, 2020 and June 30, 2019.
The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value:

June 30, 2018
Weighted-average grant date fair value	$2.25
Risk-free interest rate	2.3%
Expected volatility	59.0%
Expected life (years)	4.8

The following is a summary of stock option activity for the fiscal years ended June 30, 2020, 2019 and 2018:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	310	$6.35

Granted	461	$4.44
Exercised	(21)	2.96		$33
Forfeited	(20)	16.26
Expired or Canceled	—	—
Outstanding at June 30, 2018	730	4.96

Granted	—	$—
Exercised	(155)	4.52		$1,328
Forfeited	(19)	4.58
Expired or Canceled	(29)	4.64
Outstanding at June 30, 2019	527	5.12

Granted	—	$—
Exercised	(25)	3.00		$283
Forfeited	(1)	20.09
Expired or Canceled	(5)	4.11
Outstanding at June 30, 2020	496	5.23	6.60	$4,171
Exercisable at June 30, 2020	424	$5.36	6.43	$3,515
Restricted Stock Awards
The following is a summary of restricted stock awards granted during the fiscal years ended June 30, 2020, 2019 and 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2017	277	$4.98

Granted	190	$4.57
Vested	(355)	4.62
Forfeited	(3)	5.22
Nonvested at June 30, 2018	109	5.43
Vested at June 30, 2018	—	—

Granted	37	$11.59
Vested	(56)	5.55
Forfeited	—	—
Nonvested at June 30, 2019	90	7.87
Vested at June 30, 2019	—	—

Granted	30	$15.20
Vested	(80)	8.19
Forfeited	—	—
Nonvested at June 30, 2020	40	12.74
Vested at June 30, 2020	—	$—
The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2020, 2019 and 2018 was $1.0 million, $0.7 million and $1.6 million, respectively.

Restricted Stock Units
The following is a summary of restricted stock units granted during the fiscal years ended June 30, 2020 and 2019:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2018	—	$—

Granted	347	$13.81
Vested	—	—
Forfeited	(7)	13.51
Nonvested at June 30, 2019	340	13.81
Vested at June 30, 2019	—	—

Granted	122	13.64
Vested	(221)	13.87
Forfeited	(2)	12.92
Nonvested at June 30, 2020	239	13.68
Vested at June 30, 2020	—	—
The total vesting date fair value of restricted stock units that vested during the fiscal year ended June 30, 2020 was $3.3 million. No restricted stock units were granted or outstanding during the fiscal year ended June 30, 2018 and no restricted stock units vested during the fiscal years ended June 30, 2019 and 2018.
Performance Restricted Stock Units
During the fiscal year ended June 30, 2019, the Company awarded performance restricted stock units ("FY 2019 Performance Restricted Stock Units") to certain employees (the "FY 2019 Recipients"). Each FY 2019 Performance Restricted Stock Unit represents a contingent right for the FY 2019 Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's achievement of specified financial performance metrics. The performance period for the FY 2019 Performance Restricted Stock Units ended June 30, 2019. The FY 2019 Performance Restricted Stock Units will vest only to the extent the specified financial performance criteria are achieved and subject to the FY 2019 Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the FY 2019 Performance Restricted Stock Units were based on the grant date fair value which is the closing price of the Company's common stock on the date of grant. During the fiscal year ended June 30, 2020, the Company awarded performance restricted stock units ("FY 2020 Performance Restricted Stock Units") to certain employees. The FY 2020 Performance Restricted Stock Units include terms that are substantially the same as described above for the FY 2019 Performance Restricted Stock Units.
No performance restricted stock units were granted during the fiscal year ended June 30, 2018.
The following is a summary of performance restricted stock units granted during the fiscal years ended June 30, 2020, 2019 and 2018:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2017	762	$8.51

Granted	—	$—
Vested	—	—
Forfeited	(132)	7.02
Nonvested at June 30, 2018	630	8.82

Granted(1)	348	$12.98
Vested(1)	(479)	13.28
Forfeited	(49)	4.99
Nonvested at June 30, 2019	450	7.71

Granted(1)	357	$6.96
Vested(1)	(658)	5.88
Forfeited	(40)	15.02
Nonvested at June 30, 2020	109	13.61
Vested at June 30, 2020	—	$—

(1)	Includes shares added based on achievement of performance goals in excess of target.
The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2020 and 2019 was $10.1 million and $6.3 million, respectively. No performance restricted stock units vested during the fiscal year ended June 30, 2018.
Cash-Settled Performance Units
The following is a summary of cash-settled performance units granted during the fiscal years ended June 30, 2020, 2019 and 2018:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017, nonvested	32

Granted	87	$4.65
Vested	(32)	—
Forfeited	(29)	$6.48
Outstanding at June 30, 2018, nonvested	58

Granted	42	$11.27
Vested	(32)	—
Forfeited	(18)	$9.07
Outstanding at June 30, 2019, nonvested	50

Granted	—	$—
Vested	(42)	—
Forfeited	(8)	$7.68
Outstanding at June 30, 2020, nonvested	—
The fair value of vested awards under the cash-settled performance plan for the fiscal years ended June 30, 2020, 2019 and 2018 was $0.4 million, $0.4 million and $0.2 million, respectively. Payments of $0.3 million, $0.3 million and $0.2 million were made to settle vested cash-settled performance units during the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Cash-Settled Phantom Units

The fair value of phantom unit awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair value as follows:

June 30, 2018
Weighted-average grant date fair value	$0.40
Risk-free interest rate	2.1% -2.3%
Expected volatility	56.2% - 57.0%
Expected life (years)	0.5 - 0.8
The following is a summary of cash-settled phantom units granted during the fiscal years ended June 30, 2020, 2019 and 2018:

	Number of Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017, nonvested	—

Granted	170	—	$68
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2018, nonvested	170	0.50	$273

Granted	—	—
Vested	(170)	—	$1,619
Forfeited	—	—
Outstanding at June 30, 2019, nonvested	—	—

Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2020, nonvested	—	—
No phantom units were outstanding as of June 30, 2020 and 2019.
Note 11 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2020	2019	2018
Foreign currency transaction loss, net	$(434)	$(121)	$(92)
Loss on settlement of forward contract	(368)	(287)	(175)
Gain (loss) on disposal of fixed assets	3	—	(6)
Other income (expense), net	114	147	(46)
Total other expense, net	$(685)	$(261)	$(319)

Note 12 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2020, 2019 and 2018 consists of the following (in thousands):

	Year ended June 30,
	2020	2019	2018
Income Before Income Taxes:
Domestic	$12,817	$6,596	$8,234
International	1,844	2,634	1,315
	$14,661	$9,230	$9,549
Current Taxes:
Federal	$1,297	$222	$2,413
State	332	176	407
Foreign	1,113	833	150
Total Current Income Tax Provision	$2,742	$1,231	$2,970
Deferred Taxes:
Federal	$316	$502	$377
State	71	109	59
Foreign	(17)	(41)	381
Total Deferred Income Tax Provision	$370	$570	$817
Net Income Tax Provision	$3,112	$1,801	$3,787
The effective income tax rate for the fiscal years ended June 30, 2020, 2019 and 2018 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	28.0%
State income taxes, net of federal benefit	3.8%	3.1%	2.5%
Foreign tax rate difference	1.4%	4.5%	1.6%
Tax return to provision true-up	0.0%	(1.1)%	(7.4)%
Limit on future stock compensation due to 162(m)	2.3%	2.6%	0.0%
Foreign withholding tax	3.3%	0.0%	0.0%
Other differences	1.9%	(0.1)%	0.2%
Revalue of deferred for change in federal tax rate	(0.1)%	(0.6)%	14.9%
Permanent differences:
— stock based compensation	(13.6)%	(7.7)%	0.7%
— current year section 162(m) limitation	1.6%	0.0%	0.0%
— foreign derived intangible income deduction	(0.5)%	(0.1)%	0.0%
— domestic production activities deduction	0.0%	0.0%	(1.5)%
— tax credits	(2.3)%	(3.7)%	(1.3)%
— meals and entertainment	0.4%	0.7%	0.9%
— other permanent differences	1.8%	1.7%	1.0%
Change in valuation allowance	0.2%	(0.8)%	0.1%
Net income tax provision	21.2%	19.5%	39.7%

The components of the deferred tax assets and liabilities as of June 30, 2020 and 2019 are as follows (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$501	$448
Stock option compensation	824	1,262
Accrued vacation, allowance for returns, bonuses & other	2,067	2,672
Gross deferred tax asset	$3,392	$4,382

Deferred tax liabilities:
Patents and trademarks	$(117)	$(132)
Property & equipment	(801)	(1,194)
Other	(59)	(104)
Gross deferred tax liabilities	(977)	(1,430)
Less: valuation allowance	(251)	(259)
Deferred tax assets, net	$2,164	$2,693
The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position. The measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Currently, the Company has one uncertain tax position for which it has accrued a liability under ASC 740. Taiwan law specifies that service fees charged for services performed entirely outside of Taiwan do not require the 20% withholding tax typically imposed on service charges. However, in practice the government often asserts that it is not possible to perform the services without any local assistance and assesses the 20% withholding tax on the entire charge. LifeVantage Taiwan pays these types of charges to LifeVantage US in the form of management fees and other expense allocations. LifeVantage US had not previously accrued the taxes on these charges as LifeVantage Taiwan had not actually made the payments. During fiscal 2020, the payments were made, and accordingly, the taxes should now be accrued.
The Company is working with local tax advisors to determine if there are ways to lessen or eliminate the withholding exposure in Taiwan. However, the Company still believes it is more likely than not that it will owe these taxes. The Company has not recorded a corresponding foreign tax credit because under the Tax Cuts and Jobs Act of 2017, the Company's foreign source general basket income has been all but eliminated, so the foreign tax credit limitation is zero or close to zero. The Company is investigating various tax planning strategies to create foreign source income in order to utilize a foreign tax credit against these withholding taxes. As of year-end, the Company has not committed to any mitigation strategies, but if and when in the future the Company does, it will create a deferred tax asset for a foreign tax credit carryforward for these withholding taxes. The Company expects to determine whether it needs to pay these taxes during fiscal 2021, and if it determines it does, it will pay them immediately. Therefore, no additional reserves have been created for interest or penalties at this time.
There were no liabilities for uncertain tax positions for the years ending June 30, 2019 and June 30, 2018. The beginning balance, ending balance, and changes to the liability for uncertain tax positions for the year ending June 30, 2020 are as follows (in thousands):

2020
Unrecognized tax benefits, July 1	$—
Gross increases - tax positions in prior period	—
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	480
Settlement	—
Lapse of statute of limitations	—
Currency adjustment	—
Unrecognized tax benefits, June 30	$480

The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2017 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2016 through present. In addition, the IRS and state tax authorities may examine NOL’s for any previous years if utilized by the Company.
As of June 30, 2020, the Company had utilized all of its Federal net operating loss (“NOL”) carry-forwards. The net operating losses were to expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2020, state NOLs were $7.5 million and foreign NOLs were $0.6 million.
The total recognized tax benefit from settlement of stock based awards for the period ending June 30, 2020 was $2.0 million.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2016 through June 30, 2020.
Note 13 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one year. The Company has entered into multiple new lease arrangements and renewals that have not yet commenced but will create significant rights and obligations. These leases will commence during fiscal 2021 with lease terms ranging from three to eleven years. As of June 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 0.62 years and 4.95%, respectively.
For the fiscal year ended June 30, 2020, operating lease expense was $2.7 million.
For the fiscal year ended June 30, 2020, supplemental cash flow information related to operating leases was as follows (in thousands):

June 30, 2020
Operating cash outflows from operating leases	$2,886
Right-of-use assets obtained in exchange for lease obligations	$—
Maturity of lease liabilities at June 30, 2020 are as follows (in thousands):

Year ended June 30,	Amount
2021	$1,201
Less: imputed interest	(17)
Present value of lease liabilities	$1,184
Under ASC 840, minimum future operating lease obligations at June 30, 2019 were as follows (in thousands):

Year ending June 30,	Amount
2020	$2,872
2021	1,140
Total	$4,012
Rent expense totaled $2.7 million and $2.7 million for the fiscal years ended June 30, 2019 and 2018, respectively.
Note 14 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2020, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiff's amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. The Company filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and as of March 17, 2020, the Motion was fully briefed by the parties. The parties are now waiting for the court to schedule oral argument, or the court may decide the matter on the parties’ briefs only. On May 6, 2020, the court issued a formal scheduling order to confirm the parties’ agreement on a schedule for discovery and other litigation matters, and initial discovery has begun and will continue per the order. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 15 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 6. Two members of the Company's board of directors serve on the GEG board of directors. During the fiscal year ended June 30, 2020, the Company paid $1.2 million to GEG for software application development services.
Note 16 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the fiscal years ended June 30, 2020 and 2019:

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2020
	First	Second	Third	Fourth
Revenue, net	$56,228	$61,242	$56,077	$59,368	$232,915
Gross profit	47,038	51,012	46,982	49,919	194,951
Net income	$1,761	$4,303	$1,661	$3,824	$11,549
Per common share:
Income per share, basic	$0.13	$0.31	$0.12	$0.27	$0.82
Income per share, diluted	$0.12	$0.30	$0.11	$0.26	$0.79

	Fiscal Quarter				Year ended June 30, 2019
	First	Second	Third	Fourth
Revenue, net	$55,609	$58,167	$56,012	$56,170	$225,958
Gross profit	46,410	48,373	46,742	46,460	187,985
Net income	$911	$829	$1,782	$3,907	$7,429
Per common share:
Income per share, basic	$0.07	$0.06	$0.13	$0.27	$0.53
Income per share, diluted	$0.06	$0.06	$0.12	$0.26	$0.50