Form 10-Q
period 2020-09-30
Lifevantage Corp
filed 2020-11-03
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of October 30, 2020 was 14,263,844.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	June 30, 2020
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,960	$22,138
Accounts receivable	2,342	2,610
Income tax receivable	98	—
Inventory, net	14,798	13,888
Prepaid expenses and other	5,835	5,232
Total current assets	41,033	43,868

Property and equipment, net	7,033	7,170
Right-of-use assets	14,554	956
Intangible assets, net	818	851
Deferred income tax asset	2,418	2,164
Equity securities	2,205	2,205
Other long-term assets	2,151	1,663
TOTAL ASSETS	$70,212	$58,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,733	$3,521
Commissions payable	7,841	9,219
Income tax payable	603	784
Lease liabilities	2,299	1,184
Other accrued expenses	6,544	10,311
Total current liabilities	22,020	25,019

Lease liabilities	13,160	—
Other long-term liabilities	896	604
Total liabilities	36,076	25,623
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,238 and 14,313 issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	1	1
Additional paid-in capital	126,687	126,416
Accumulated deficit	(92,856)	(93,307)
Accumulated other comprehensive income	304	144
Total stockholders’ equity	34,136	33,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,212	$58,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2020	2019
(In thousands, except per share data)
Revenue, net	$54,827	$56,228
Cost of sales	9,398	9,190
Gross profit	45,429	47,038
Operating expenses:
Commissions and incentives	25,633	26,774
Selling, general and administrative	16,299	17,686
Total operating expenses	41,932	44,460
Operating income	3,497	2,578
Other expense:
Interest expense, net	(6)	(48)
Other expense, net	(141)	(80)
Total other expense	(147)	(128)
Income before income taxes	3,350	2,450
Income tax expense	(899)	(689)
Net income	$2,451	$1,761
Net income per share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.12
Weighted-average shares outstanding:
Basic	14,269	14,009
Diluted	14,695	15,106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$160	$(16)
Other comprehensive income (loss), net of tax	160	(16)
Comprehensive income	$2,611	$1,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2020	14,313	$1	$126,416	$(93,307)	$144	$33,254

Stock-based compensation	—	—	520	—	—	520
Exercise of options	2	—	11	—	—	11
Common stock issued under equity award plans	74	—	—	—	—	—
Common stock issued under employee stock purchase plan	23	—	246	—	—	246
Shares purchased and canceled as payment of tax withholding	(38)	—	(506)	—	—	(506)
Repurchase of Company stock	(136)	—	—	(2,000)	—	(2,000)
Currency translation adjustment	—	—	—	—	160	160
Net income	—	—	—	2,451	—	2,451
Balances, September 30, 2020	14,238	$1	$126,687	$(92,856)	$304	$34,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2020	2019
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,451	$1,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,132	536
Stock-based compensation	464	1,372
Amortization of right-of-use assets	1,113	571
Amortization of deferred financing fees	—	2
Amortization of debt discount	—	13
Deferred income tax	(254)	1,203
Changes in operating assets and liabilities:
Accounts receivable	304	(66)
Income tax receivable	(97)	(614)
Inventory, net	(772)	(1,066)
Prepaid expenses and other	(583)	(3,296)
Other long-term assets	(313)	—
Accounts payable	1,194	(17)
Income tax payable	(182)	(442)
Other accrued expenses	(5,210)	(2,776)
Lease liabilities	(598)	(662)
Other long-term liabilities	298	21
Net Cash Used in Operating Activities	(1,053)	(3,460)
Cash Flows from Investing Activities:
Purchase of equipment	(960)	(752)
Net Cash Used in Investing Activities	(960)	(752)
Cash Flows from Financing Activities:
Repurchase of Company stock	(2,000)	(1,393)
Payment on term loan	—	(500)
Shares purchased and canceled as payment of tax withholding	(506)	(61)
Proceeds from common stock issued under employee stock purchase plan	246	339
Exercise of options	11	11
Net Cash Used in Financing Activities	(2,249)	(1,604)
Foreign Currency Effect on Cash	84	1
Decrease in Cash and Cash Equivalents:	(4,178)	(5,815)
Cash and Cash Equivalents — beginning of period	22,138	18,824
Cash and Cash Equivalents — end of period	$17,960	$13,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$22
Cash paid for income taxes	$1,313	$557
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2020 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2020.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. The Company sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand and Singapore. In addition, the Company sells its products in a number of countries to customers for personal consumption only and in China through an e-commerce business model.
The Company engages in the identification, research, development and distribution of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. The Company's line of scientifically-validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+ and ProBio dietary supplements, TrueScience® skin and hair care products, Petandim® for Dogs, its companion pet supplement formulated to combat oxidative stress in dogs, Axio®, its nootropic energy drink mixes, and its PhysIQ™ smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2020, and the results of operations for the three months ended September 30, 2020 and 2019, and the cash flows for the three months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2020, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2020, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2020 and 2019, a net foreign currency gain of $0.1 million and loss of $0.1 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of September 2020 and were not designated for hedge accounting. For the three months ended September 30, 2020 and 2019, realized losses of $0.2 million and $0.1 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at September 30, 2020.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2020, the Company had $12.7 million in cash accounts at one financial institution and $5.3 million in accounts at other financial institutions. As of September 30, 2020 and June 30, 2020, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2020 and June 30, 2020 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2020 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2020 and 2019.
Inventory
As of September 30, 2020 and June 30, 2020, inventory consisted of (in thousands):

	September 30, 2020		June 30, 2020
Finished goods	$11,619	78.5%	$10,164	73.2%
Raw materials	3,179	21.5%	3,724	26.8%
Total inventory	$14,798	100.0%	$13,888	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.3 million and $0.2 million at September 30, 2020 and June 30, 2020, respectively, related to obsolete and slow-moving inventory.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2020 and June 30, 2020, the returns liability reserve, net was $0.3 million and $0.3 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.
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

The pandemic caused by coronavirus (“COVID-19”) has resulted in disruptions at the corporate level forcing the Company's corporate workforce to a remote working environment through the remainder of calendar 2020. As of September 1, 2020, the Company has abandoned the ROU asset related to the Corporate office lease in Sandy, UT, as this lease is set to terminate in February 2021. A new Corporate office, currently under construction, will open in early 2021, at which time the Company anticipates that it will begin a phased approach with employees returning to the new corporate office.
As a result of the abandonment of the Sandy, UT office, operating lease expenses related to the ROU asset, along with the remaining leasehold assets in the office, have been reduced to their salvage values, which the Company has determined to be zero. The total expense related to the abandonment of the ROU asset for the three months ended September 30, 2020 is $0.8 million and is included in selling, general, and administrative expenses. The remaining lease liability for the Sandy, UT office is $0.5 million at September 30, 2020.
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
For the three months ended September 30, 2020 and 2019, the Company recognized income tax expense of $0.9 million and $0.7 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.

For the three months ended September 30, 2020 and 2019, the effects of approximately 0.2 million and 21,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$2,451	$1,761
Denominator:
Basic weighted-average common shares outstanding	14,269	14,009
Effect of dilutive securities:
Stock awards and options	426	1,097
Diluted weighted-average common shares outstanding	14,695	15,106
Net income per share, basic	$0.17	$0.13
Net income per share, diluted	$0.17	$0.12
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2020	2019
Americas	$38,675	$40,181
Asia/Pacific & Europe	16,152	16,047
Total revenue	$54,827	$56,228
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2020	2019
United States	$36,108	$37,346
Japan	$10,431	$11,058
The following table presents the Company's long-lived assets for its most significant geographic markets:

	September 30, 2020	June 30, 2020
United States	$20,126	$10,126
Japan	$4,288	$1,070

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
Equity Securities under ASC 321
Upon conversion of the convertible promissory note receivable with GEG, the Company held a minority interest (less than 20%) in GEG, accounted for under ASC 321, Investments - Equity Securities ("ASC 321"), which is included in equity securities in the condensed consolidated balance sheets. Dividends received are reported in earnings if and when received. The Company reviews securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, the Company estimates the fair value of the investment and recognizes an impairment loss in other expense, net on the condensed consolidated statements of operations and comprehensive income equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by GEG's management and quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because GEG is in the early startup stage, GEG is subject to potential changes in cash flows and valuation, and may be unable to raise additional capital necessary to support its ongoing operations.
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at September 30, 2020 and June 30, 2020. During the three months ended September 30, 2020, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eleven years. As of September 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.98 years and 3.36%, respectively.
For the three months ended September 30, 2020, operating lease expense was $1.2 million which includes $0.5 million related to the abandonment of the Sandy, UT office. For the Three Months Ended September 30, 2019, operating lease expense was $0.7 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Operating cash outflows from operating leases	$616	$720
Right-of-use assets obtained in exchange for lease obligations	$14,682	$—
Maturity of lease liabilities at September 30, 2020 are as follows (in thousands):

Year ended June 30,	Amount
2021 (remaining nine months ending June 30, 2021)	$1,973
2022	2,400
2023	3,011
2024	1,722
2025	1,606
Thereafter	7,913
Total	18,625
Less: imputed interest	(3,166)
Present value of lease liabilities	$15,459

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of September 30, 2020, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 6 — Stockholders’ Equity
During the three months ended September 30, 2020, the Company issued approximately 2,000 shares of common stock upon the exercise of options. During the three months ended September 30, 2020, approximately 38,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the

Company's management. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 27, 2020. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million and, on August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. During the three months ended September 30, 2020, the Company purchased 0.1 million shares of common stock at an aggregate price of $2.0 million under this repurchase program. At September 30, 2020, there is $21.4 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of September 30, 2020, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $4.41 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of September 30, 2020, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 17,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $5.60 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of September 30, 2020, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018 and November 15, 2018, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares and 715,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. The maximum number of shares that can be issued under the 2017 Plan is not to exceed 2,265,000 shares, calculated as the sum of (i) 1,790,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. As of September 30, 2020, a maximum of 2.3 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of September 30, 2020, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.4 million shares of the Company's common stock.

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
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of September 30, 2020, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended September 30, 2020, approximately 23,000 shares of common stock was issued under the ESPP.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2020, stock-based compensation of $0.5 million was reflected as an increase to additional paid-in capital and a decrease of $0.1 million was included in other accrued expenses, all of which was employee related. For the three months ended September 30, 2019, stock-based compensation of $1.3 million was reflected as an increase to additional paid-in capital and an increase of $41,000 was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2020, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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
Note 9 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. During the three months ended September 30, 2019, the Company paid $0.6 million to GEG for software application development services. No payments were made to GEG for software and application development services during the three months ended September 30, 2020.
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
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand and Singapore. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our cross-border e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
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

	As of September 30,
	2020		2019		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	46,000	67.6%	44,000	67.7%	2,000	4.5%
Asia/Pacific & Europe	22,000	32.4%	21,000	32.3%	1,000	4.8%
Total Active Independent Distributors	68,000	100.0%	65,000	100.0%	3,000	4.6%

Active Customers
Americas	81,000	77.9%	92,000	79.3%	(11,000)	(12.0)%
Asia/Pacific & Europe	23,000	22.1%	24,000	20.7%	(1,000)	(4.2)%
Total Active Customers	104,000	100.0%	116,000	100.0%	(12,000)	(10.3)%

Active Accounts
Americas	127,000	73.8%	136,000	75.1%	(9,000)	(6.6)%
Asia/Pacific & Europe	45,000	26.2%	45,000	24.9%	—	—%
Total Active Accounts	172,000	100.0%	181,000	100.0%	(9,000)	(5.0)%

Results of Operations
Three Months Ended September 30, 2020 and 2019
Revenue. We generated net revenue of $54.8 million and $56.2 million during the three months ended September 30, 2020 and 2019, respectively. Foreign currency fluctuations positively impacted our revenue $0.2 million or 0.3% during the three months ended September 30, 2020.
Americas. The following table sets forth revenue for the three months ended September 30, 2020 and 2019 for the Americas region (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
United States	$36,108	$37,346	(3.3)%
Other	2,567	2,835	(9.5)%
Americas Total	$38,675	$40,181	(3.7)%
Revenue in the Americas region for the three months ended September 30, 2020 decreased $1.5 million or 3.7% from the prior year period. During the prior year period, we held several large events in the US and Japan resulting in additional fee and non-commissionable revenues. Due to the ongoing COVID-19 pandemic, we were unable to hold similar events during the current year period. Total Active Accounts decreased by 6.6% in the region compared to the prior year period which also contributed to the decrease in revenues. The decrease was partially offset due to the launch of our Protandim® NAD Synergizer™ and Protandim® Tri-Synergizer™ system in October 2019, which has led to an increase in average order sizes as compared to the prior year period. Additionally, in January 2020 we introduced a price change and free shipping initiative which helped drive price alignment among our Protandim® product line and provide increased incentive for monthly subscription purchases.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2020 and 2019 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Japan	$10,431	$11,058	(5.7)%
Australia & New Zealand	2,503	1,918	30.5%
Greater China	885	988	(10.4)%
Other	2,333	2,083	12.0%
Asia/Pacific & Europe Total	$16,152	$16,047	0.7%
Revenue in the Asia/Pacific & Europe region increased $0.1 million or 0.7%, as compared to the prior year period. Active Accounts in the region remained consistent as compared to the prior year period. Beginning in January 2020, we implemented pricing changes and free shipping programs, localized to each market, that helped to drive an increase in average order size. We continue to see strong revenue increases in our Australia and New Zealand market following the full on-the-ground launch of New Zealand in November 2019. These increases were partially offset by decreased revenues in Japan and continued weakening in our Greater China market in the current year period.
Revenue in the Asia/Pacific & Europe region was positively impacted approximately $0.3 million or 1.8% during the three months ended September 30, 2020, as compared to the prior year period, by foreign currency exchange rate fluctuations. Revenue in Japan was positively impacted approximately $0.1 million or 1.0% during the three months ended September 30, 2020, as compared to the prior year period, by foreign currency exchange rate fluctuations. On a constant currency basis, revenue in Japan decreased 6.5% for the three months ended September 30, 2020, as compared to the prior year period.
Globally, we continue to focus on strengthening our core business. Our fiscal 2021 initiatives focus on strengthening our subscription services and programs, further supporting and growing our revenues for our Protandim® NAD Synergizer™ product that was launched in October 2019, expanding our global footprint through new market launches and enhancing our product lines in international markets, the roll out of customer referral and loyalty programs, enhancements to our various internal and external systems, and the continued development and improvement of distributor training tools and technologies that will help our independent distributors grow their businesses and improve the customer experience.
During fiscal 2021 we plan to continue to support our red carpet program, which is designed to attract and retain experienced and proven leaders within our industry, and roll out other programs designed to help our independent distributors build and maintain strong businesses. These activities have been developed and designed to help increase enrollments of new customers and independent distributors, retain new and existing customers and independent distributors, increase average revenue per account and improve our customer and independent distributor experience.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2020 and 2019 was 82.9% and 83.7%, respectively. The decrease in gross margin, as compared to the prior year period, is primarily due to increased shipping to customer expenses during the current year period, decreased fee revenues as a result of no large distributor meetings being held during the current year period, as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2020 were $25.6 million or 46.8% of revenue as compared to commissions and incentives expenses of $26.8 million or 47.6% of revenue for the three months ended September 30, 2019. The decrease in commissions and incentives expenses as a percentage of revenue is due mainly to the timing and magnitude of investments in our promotional and incentive programs and our red carpet program. These programs have been limited due to the COVID-19 pandemic which has limited our ability to hold promotional and incentive activities.
We expect commissions and incentives expenses for the remainder of fiscal 2021, as a percentage of revenue, to fluctuate slightly as we continue to adapt our operating plan to the current business environment and continue to be opportunistic with investments in promotional and incentive programs and our red carpet program to drive revenue growth.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2020 were $16.3 million or 29.7% of revenue as compared to selling, general and administrative expenses of $17.7 million or 31.5% of revenue for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses during the three months ended September 30, 2020 compared to the prior year period was primarily due to decreased event expenses as a result of restrictions on group meetings associated with the COVID-19 pandemic, as well as decreased stock compensation expenses due, in part, to unvested stock award cancellations during the current year period.

These decreases were partially offset by increased rent and leasehold depreciation expenses as a result of the abandonment of our Sandy, UT office during the quarter as we have instructed our employees to remain working from home until we move into our new corporate office during early 2021. Additionally there were increased executive transition expenses, depreciation expenses associated with our investment in new technology assets that have been placed in service, and increased legal expenses.
We expect selling, general and administrative expenses, as a percent of revenue, to fluctuate during the remainder of the fiscal year as we adapt our operating plan to the COVID-19 business environment, resume virtual and in-person distributor trainings and events, leverage current spending and execute on our strategic investments and initiatives designed to increase revenue, and due to the timing of product and market launches and other planned events during the year.
Total Other Expense. During the three months ended September 30, 2020, we recognized net other expenses of $0.1 million as compared to net other expenses of $0.1 million for the three months ended September 30, 2019. Total other expense for the three months ended September 30, 2020 and 2019 consisted primarily of foreign currency gains and losses and interest expense.
The following table sets forth interest expense for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Contractual interest expense:
2016 Term Loan	$—	$22
Amortization of deferred financing fees:
2016 Term Loan	—	2
Amortization of debt discount:
2016 Term Loan	—	13
Other	6	11
Total interest expense	$6	$48
Income Tax Expense. We recognized income tax expense of $0.9 million for the three months ended September 30, 2020, as compared to income tax expense of $0.7 million for the three months ended September 30, 2019.
The effective tax rate was 26.8% of pre-tax income during the three months ended September 30, 2020, compared to 28.1% for the prior year period. The change in the tax rate for fiscal 2020 was due to fluctuations in various permanent book to tax differences relative to pre-tax income, as compared to the prior year period.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2020 as the impact of discrete items related to vesting of stock awards and other permanent differences are recognized during the year; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to fund the cost of our planned operating expenses, working capital (principally inventory purchases), stock repurchases under our authorized repurchase plan, and capital expenditures.
As of September 30, 2020, our available liquidity was $18.0 million, which consisted of available cash and cash equivalents. This represents a decrease of $4.2 million from the $22.1 million in cash and cash equivalents as of June 30, 2020.
During the three months ended September 30, 2020, our net cash used in operating activities was $1.1 million as compared to net cash used in operating activities of $3.5 million during the three months ended September 30, 2019.
During the three months ended September 30, 2020, our net cash used in investing activities was $1.0 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2019, our net cash used in investing activities was $0.8 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2020 was $2.2 million as a result of our repurchase of common stock and shares purchased as payment of tax withholding on vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the three months ended September 30, 2019 was $1.6 million as a result of our repurchase of common stock and shares purchased as payment of tax withholding on vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At September 30, 2020 and June 30, 2020, the total amount of our foreign subsidiary cash was $8.6 million and $6.8 million, respectively. The December 2017 tax reform enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2020, we had working capital (current assets minus current liabilities) of $19.0 million, compared to working capital of $18.8 million at June 30, 2020. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The principal amount of the 2016 Term Loan was payable in consecutive quarterly installments in the amount of $0.5 million plus accrued interest beginning with the fiscal quarter ended June 30, 2016. If we borrow under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2020, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of September 30, 2020, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations (1)	$22,473	$2,499	$5,719	$3,205	$11,050
Other operating obligations (2)	19,476	12,486	6,318	672	—
Total	$41,949	$14,985	$12,037	$3,877	$11,050
(1) Operating lease obligations include current and future obligations, including obligations not yet recorded related to leasehold build-out allowances, associated with corporate office leases.
(2) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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

Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of September 30, 2020, our shipments of products sold totaling approximately $18.2 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.3 million at September 30, 2020, compared with $0.3 million at June 30, 2020. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended September 30, 2020 and 2019, we recognized expenses of $0.1 million and $0.1 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the three months ended September 30, 2020, approximately 34% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2020, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.1% decrease of our three months ended September 30, 2020 revenue, in the amount of $1.7 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2020, filed on August 18, 2020. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019 and August 27, 2020. Under the plan, we are authorized to repurchase up to $35.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time and expires on November 30, 2023. During the three months ended September 30, 2020, we repurchased 0.1 million shares of our common stock on the open market at an aggregate purchase price of $2.0 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended September 30, 2020. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	$23,440,588
August 1 - August 31	50,604	$14.68	50,604	$22,696,430
September 1 - September 30	85,404	$14.67	85,404	$21,440,590
Total	136,008		136,008

(1) Adjusted to account for the increase in the authorized share repurchase amount approved by our Board of Directors on August 27, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

10.1†	Separation Agreement, dated September 4, 2020, by and between the Company and Darren Jensen	Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2020.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and June 30, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith

†	Management contract or compensatory plan .
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	November 3, 2020	/s/ Steven R. Fife
Steven R. Fife Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2020	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)