Form 10-Q
period 2020-12-31
Lifevantage Corp
filed 2021-02-02
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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
3300 Triumph Blvd, Suite 700, Lehi, UT 84043
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 29, 2021 was 14,166,584.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	June 30, 2020
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$19,726	$22,138
Accounts receivable	3,269	2,610
Income tax receivable	536	—
Inventory, net	14,712	13,888
Prepaid expenses and other	4,216	5,232
Total current assets	42,459	43,868

Property and equipment, net	11,027	7,170
Right-of-use assets	14,037	956
Intangible assets, net	785	851
Deferred income tax asset	1,866	2,164
Equity securities	2,205	2,205
Other long-term assets	2,047	1,663
TOTAL ASSETS	$74,426	$58,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,155	$3,521
Commissions payable	8,039	9,219
Income tax payable	651	784
Lease liabilities	2,049	1,184
Other accrued expenses	6,560	10,311
Total current liabilities	22,454	25,019

Lease liabilities	15,409	—
Other long-term liabilities	1,047	604
Total liabilities	38,910	25,623
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 14,151 and 14,313 issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	1	1
Additional paid-in capital	128,011	126,416
Accumulated deficit	(93,044)	(93,307)
Accumulated other comprehensive income	548	144
Total stockholders’ equity	35,516	33,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,426	$58,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(In thousands, except per share data)
Revenue, net	$59,007	$61,242	$113,835	$117,470
Cost of sales	10,189	10,230	19,587	19,421
Gross profit	48,818	51,012	94,248	98,049
Operating expenses:
Commissions and incentives	27,151	29,235	52,785	56,009
Selling, general and administrative	16,218	18,131	32,517	35,817
Total operating expenses	43,369	47,366	85,302	91,826
Operating income	5,449	3,646	8,946	6,223
Other income (expense):
Interest expense, net	(9)	(41)	(15)	(89)
Other income (expense), net	133	(148)	(8)	(228)
Total other income (expense)	124	(189)	(23)	(317)
Income before income taxes	5,573	3,457	8,923	5,906
Income tax (expense) benefit	(1,761)	846	(2,660)	158
Net income	$3,812	$4,303	$6,263	$6,064
Net income per share:
Basic	$0.27	$0.31	$0.44	$0.44
Diluted	$0.26	$0.30	$0.43	$0.42
Weighted-average shares outstanding:
Basic	14,193	13,902	14,225	13,908
Diluted	14,439	14,562	14,547	14,515
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$244	$(14)	$404	$(30)
Other comprehensive loss, net of tax	244	(14)	404	(30)
Comprehensive income	$4,056	$4,289	$6,667	$6,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2020	14,313	$1	$126,416	$(93,307)	$144	$33,254

Stock-based compensation	—	—	520	—	—	520
Exercise of options	2	—	11	—	—	11
Common stock issued under equity award plans	74	—	—	—	—	—
Common stock issued under employee stock purchase plan	23	—	246	—	—	246
Shares canceled or surrendered as payment of tax withholding and other	(38)	—	(506)	—	—	(506)
Repurchase of company stock	(136)	—	—	(2,000)	—	(2,000)
Currency translation adjustment	—	—	—	—	160	160
Net income	—	—	—	2,451	—	2,451
Balances, September 30, 2020	14,238	$1	$126,687	$(92,856)	$304	$34,136

Stock-based compensation	—	—	999	—	—	999
Exercise of options	202	—	991	—	—	991
Common stock issued under equity award plans	101	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(25)	—	(666)	—	—	(666)
Repurchase of company stock	(365)	—	—	(4,000)	—	(4,000)
Currency translation adjustment	—	—	—	—	244	244
Net income	—	—	—	3,812	—	3,812
Balances, December 31, 2020	14,151	$1	$128,011	$(93,044)	$548	$35,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707

Stock-based compensation	—	—	1,276	—	—	1,276
Exercise of options	3	—	11	—	—	11
Shares canceled or surrendered as payment of tax withholding and other	(4)	—	(61)	—	—	(61)
Repurchase of company stock	(111)	—	—	(1,393)	—	(1,393)
Common stock issued under employee stock purchase plan	32	—	339	—	—	339
Currency translation adjustment	—	—	—	—	(16)	(16)
Net income	—	—	—	1,761	—	1,761
Balances, September 30, 2019	14,034	$1	$128,661	$(99,084)	$46	$29,624

Stock-based compensation	—	—	1,503	—	—	1,503
Exercise of options	21	—	54	—	—	54
Common stock issued under equity award plans	659	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(281)	—	(4,360)	—	—	(4,360)
Repurchase of company stock	(140)	—	—	(2,012)	—	(2,012)
Currency translation adjustment	—	—	—	—	(14)	(14)
Net income	—	—	—	4,303	—	4,303
Balances, December 31, 2019	14,293	$1	$125,858	$(96,793)	$32	$29,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2020	2019
(In thousands)
Cash Flows from Operating Activities:
Net income	$6,263	$6,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,782	1,245
Stock-based compensation	1,447	2,918
Amortization of right-of-use assets	1,676	1,148
Amortization of deferred financing fees	—	4
Amortization of debt discount	—	26
Deferred income tax	298	(486)
Changes in operating assets and liabilities:
Accounts receivable	(553)	275
Income tax receivable	(534)	230
Inventory, net	(442)	(452)
Prepaid expenses and other	1,062	(1,000)
Other long-term assets	(165)	(279)
Accounts payable	236	(1,268)
Income tax payable	(133)	(422)
Other accrued expenses	(4,759)	(805)
Lease liabilities	(1,375)	(1,328)
Other long-term liabilities	37	(105)
Net Cash Provided by Operating Activities	4,840	5,765
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,532)	(1,633)
Net Cash Used in Investing Activities	(1,532)	(1,633)
Cash Flows from Financing Activities:
Repurchase of company stock	(6,000)	(3,405)
Payment on term loan	—	(1,000)
Shares purchased as payment of tax withholding and other	(1,172)	(4,421)
Proceeds from common stock issued under employee stock purchase plan	246	339
Exercise of options	1,002	65
Net Cash Used in Financing Activities	(5,924)	(8,422)
Foreign Currency Effect on Cash	204	(55)
Decrease in Cash and Cash Equivalents:	(2,412)	(4,345)
Cash and Cash Equivalents — beginning of period	22,138	18,824
Cash and Cash Equivalents — end of period	$19,726	$14,479
Non Cash Investing and Financing Activities:
Increase in property and equipment and lease liabilities from lease incentives	$2,687	$—
Purchase of leasehold improvements included in accounts payable	$1,349	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15	$36
Cash paid for income taxes	$2,618	$654
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on biohacking the aging code through nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products and a financially rewarding direct sales opportunity to customers and independent distributors. The Company sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand and Singapore. In addition, the Company sells its products in a number of countries to customers for personal consumption only and in China through a cross-border e-commerce business model.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2020, and the results of operations for the three and six months ended December 31, 2020 and 2019, and the cash flows for the six months ended December 31, 2020 and 2019. Interim results are not necessarily indicative of results for a full year or for any future period. Certain amounts in the prior year financial statements have been reclassified for comparative purposes in order to conform with current year presentation.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2020 and 2019, net foreign currency gains of $0.3 million and $0.1 million, respectively, are recorded in other income (expense), net. For the six months ended December 31, 2020 and 2019, net foreign currency gains of $0.4 million and $12,000, respectively, are recorded in other income (expense), net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2020 and were not designated for hedge accounting. For the three months ended December 31, 2020 and 2019, realized losses of $0.2 million and $0.2 million, respectively, related to forward contracts, are recorded in other income (expense), net. For the six months ended December 31, 2020 and 2019, realized losses of $0.4 million and $0.3 million, respectively, related to forward contracts, are recorded in other income (expense), net. The Company did not hold any derivative instruments at December 31, 2020.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2020, the Company had $14.3 million in cash accounts at one financial institution and $5.4 million in accounts at other financial institutions. At June 30, 2020, the Company had $17.8 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. As of December 31, 2020 and June 30, 2020, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2020 and June 30, 2020 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2020 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2020 and 2019.
Inventory
As of December 31, 2020 and June 30, 2020, inventory consisted of (in thousands):

	December 31, 2020		June 30, 2020
Finished goods	$10,649	72.4%	$10,164	73.2%
Raw materials	4,063	27.6%	3,724	26.8%
Total inventory	$14,712	100.0%	$13,888	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.3 million and $0.2 million at December 31, 2020 and June 30, 2020, respectively, related to obsolete and slow-moving inventory.
Fair Value of Financial Instruments
The Company accounts for assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the fair-

value hierarchy below. This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2020 and June 30, 2020, the returns liability reserve, net was $0.2 million and $0.3 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2020 and 2019 were $0.2 million and $0.3 million, respectively. Research and development expenses for the six months ended December 31, 2020 and 2019 were $0.4 million and $0.5 million, respectively.
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
The pandemic caused by coronavirus (“COVID-19”) has resulted in disruptions which have forced the Company's corporate workforce to a remote working environment. As of September 1, 2020, the Company abandoned the ROU asset related to the Corporate office lease in Sandy, UT, as this lease is set to terminate in February 2021. A new Corporate office was opened in Lehi, Utah in January 2021, however, the Company will remain in a remote working situation until it deems it appropriate for employees to begin transitioning to work at the new location.
As a result of the abandonment of the Sandy, UT office, operating lease expenses related to the ROU asset, along with the remaining leasehold assets in the office, have been reduced to their salvage values, which the Company has determined to be zero. The total expense related to the abandonment of the ROU asset for the six months ended December 31, 2020 is $0.8 million and is included in selling, general, and administrative expenses. The remaining lease liability for the Sandy, UT office is $0.2 million at December 31, 2020.
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
For the six months ended December 31, 2020 and 2019, the Company recognized income tax expense of $2.7 million and income tax benefit of $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2020 and 2019, the effects of approximately 45,000 and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2020 and 2019, the effects of approximately 0.1 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$3,812	$4,303	$6,263	$6,064
Denominator:
Basic weighted-average common shares outstanding	14,193	13,902	14,225	13,908
Effect of dilutive securities:
Stock awards and options	246	660	322	607
Diluted weighted-average common shares outstanding	14,439	14,562	14,547	14,515
Net income per share, basic	$0.27	$0.31	$0.44	$0.44
Net income per share, diluted	$0.26	$0.30	$0.43	$0.42
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Americas	$41,883	$44,284	$80,559	$84,465
Asia/Pacific & Europe	17,124	16,958	33,276	33,005
Total revenue	$59,007	$61,242	$113,835	$117,470
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
United States	$39,416	$41,355	$75,525	$78,701
Japan	$11,120	$10,497	$21,551	$21,555
The following table presents the Company's long-lived assets for its most significant geographic markets:

	December 31, 2020	June 30, 2020
United States	$23,386	$10,126
Japan	$4,115	$1,070

Effect of New Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires all lessees to recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The Company adopted Topic 842 on July 1, 2019, using the modified retrospective transition method. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term. Upon adoption, a one-time beginning balance adjustment of $0.5 million was recognized in the condensed consolidated statement of stockholders’ equity due to an update to the expected term of an operating lease which is presented as an adjustment to the July 1, 2019 accumulated deficit.
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at December 31, 2020. During the three and six months ended December 31, 2020, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eleven years. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 9.17 years and 3.34%, respectively.

For the three months ended December 31, 2020 and 2019, operating lease expense was $0.8 million and $0.7 million, respectively. For the six months ended December 31, 2020 and 2019, operating lease expense was $2.0 million and $1.3 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating cash outflows from operating leases	$776	$720	$1,392	$1,440
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$14,682	$—
Maturity of lease liabilities at December 31, 2020 are as follows (in thousands):

Year ended June 30,	Amount
2021 (remaining six months ending June 30, 2021)	$1,225
2022	2,431
2023	3,043
2024	1,726
2025	1,606
Thereafter	10,601
Total	20,632
Less: imputed interest	(3,174)
Present value of lease liabilities	$17,458

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of December 31, 2020, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 6 — Stockholders’ Equity
During the three and six months ended December 31, 2020, the Company issued 0.2 million and 0.2 million shares, respectively, of common stock upon the exercise of options. During the three and six months ended December 31, 2020, approximately 25,000 and 0.1 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million and, on August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. During the six months ended December 31, 2020, the Company purchased 0.5 million shares of common stock at an aggregate price of $6.0 million under this repurchase program. At December 31, 2020, there is $17.4 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred shares. However, as of December 31, 2020, none have been issued and no rights or preferences have been assigned to the preferred shares by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices between $4.41 and $10.50 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of December 31, 2020, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 17,000 shares of the Company's common stock.

The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $9.31 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of December 31, 2020, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 27,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, November 15, 2018, and November 12, 2020, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares and 650,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of December 31, 2020, a maximum of 2.9 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 2,440,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of December 31, 2020, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.2 million shares of the Company's common stock.
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
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of December 31, 2020, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2020, approximately 23,000 shares of common stock were issued under the ESPP.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2020, stock-based compensation of $1.0 million and $1.5 million, respectively, was reflected as an increase to additional paid-in capital and a decrease of $17,000 and $0.1 million, respectively, was included in other accrued expenses, all of which was employee related. For the three and six months ended December 31, 2019, stock-based compensation of $1.4 million and $2.7 million, respectively, was reflected as an increase to additional paid-in capital and an increase of $0.1 million and $0.2 million, respectively, was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2020, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiff's amended complaint dropped the RICO and

Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim is time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, but the Plaintiffs subsequently agreed to drop this claim going forward. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. As reported previously, on May 6, 2020, the Court issued a formal scheduling order to confirm the parties’ agreement on a schedule for discovery and other litigation matters, and initial discovery has begun and will continue per the order. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 9 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. During the six months ended December 31, 2019, the Company paid $1.1 million to GEG for software application development services. No payments were made to GEG for software and application development service during the six months ended December 31, 2020.
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

	As of December 31,
	2020		2019		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	45,000	67.2%	46,000	67.6%	(1,000)	(2.2)%
Asia/Pacific & Europe	22,000	32.8%	22,000	32.4%	—	—%
Total Active Independent Distributors	67,000	100.0%	68,000	100.0%	(1,000)	(1.5)%

Active Customers
Americas	82,000	76.6%	89,000	78.1%	(7,000)	(7.9)%
Asia/Pacific & Europe	25,000	23.4%	25,000	21.9%	—	—%
Total Active Customers	107,000	100.0%	114,000	100.0%	(7,000)	(6.1)%

Active Accounts
Americas	127,000	73.0%	135,000	74.2%	(8,000)	(5.9)%
Asia/Pacific & Europe	47,000	27.0%	47,000	25.8%	—	—%
Total Active Accounts	174,000	100.0%	182,000	100.0%	(8,000)	(4.4)%

Results of Operations
Three and Six Months Ended December 31, 2020 and 2019
Revenue. We generated net revenue of $59.0 million and $61.2 million during the three months ended December 31, 2020 and 2019, respectively. We generated net revenue of $113.8 million and $117.5 million during the six months ended December 31, 2020 and 2019, respectively. Foreign currency fluctuations positively impacted our revenue $0.7 million or 1.2% and $0.9 million or 0.8% during the three and six months ended December 31, 2020, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2020 and 2019 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
United States	$39,416	$41,355	(4.7)%	$75,525	$78,701	(4.0)%
Other	2,467	2,929	(15.8)%	5,034	5,764	(12.7)%
Americas Total	$41,883	$44,284	(5.4)%	$80,559	$84,465	(4.6)%
Revenue in the Americas region for the three and six months ended December 31, 2020 decreased $2.4 million or 5.4% and $3.9 million or 4.6%, respectively, from the prior year periods. Total Active Accounts decreased by 5.9% in the region compared to the prior year period which drove the decrease in revenues. Additionally, during our October 2019 global convention, we launched our Protandim® NAD Synergizer™ product which generated significant revenues during the prior year periods. The decrease was partially offset due to the launch of new, limited-time only flavors of our Axio® drink mixes during our October 2020 virtual convention, increased average revenue per account as compared to the prior year periods and increased sales associated with various product promotions during our second fiscal quarter.
Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2020 and 2019 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Japan	$11,120	$10,497	5.9%	$21,551	$21,555	—%
Australia & New Zealand	2,481	2,544	(2.5)%	4,984	4,627	7.7%
Greater China	1,413	1,762	(19.8)%	2,297	2,749	(16.4)%
Other	2,110	2,155	(2.1)%	4,444	4,074	9.1%
Asia/Pacific & Europe Total	$17,124	$16,958	1.0%	$33,276	$33,005	0.8%
Revenue in the Asia/Pacific & Europe region increased $0.2 million or 1.0% and $0.3 million or 0.8% for the three and six months ended December 31, 2020, respectively, as compared to the prior year periods. Active Accounts in the region remained consistent as compared to the prior year period. We continue to see steady year-over-year revenues from Japan, our second largest market, even with severe restrictions in place for in person meeting and recruiting due to the COVID-19 pandemic. We are encouraged by the results we are seeing in our Australia and New Zealand market following the full on the ground launch of New Zealand in November 2019 and a strong second quarter in our Thailand market. These increases were partially offset by continued weakening in our Greater China market in the current year period.
Revenue in the Asia/Pacific & Europe region was positively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.8 million or 4.5% and $1.1 million or 3.2% during the three and six months ended December 31, 2020, respectively, as compared to the prior year periods. Revenue in Japan was positively impacted by foreign exchange rate fluctuations in the amount of approximately $0.4 million or 4.4% and $0.6 million or 2.6% during the three and six months ended December 31, 2020, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 2.4% and decreased 2.2% for the three and six months ended December 31, 2020, respectively, as compared to the prior year periods.
Globally, we continue to focus on strengthening our core business. Our fiscal 2021 initiatives focus on strengthening our subscription services and programs, further supporting and growing our revenues for our Protandim® NAD Synergizer™ product that was launched in October 2019, expanding our global footprint through new market launches and enhancing our product lines in international markets, the roll out of customer referral and loyalty programs, enhancements to our various internal and external systems, and the continued development and improvement of distributor training tools and technologies that will help our independent distributors grow their businesses and improve the customer experience. During the remainder of fiscal 2021 we plan to continue to support our red carpet program, which is designed to attract and retain experienced and proven leaders within our industry, and roll out other programs designed to help our independent distributors build and maintain strong businesses. These activities have been developed and designed to help increase enrollments of new customers and independent distributors, retain new and existing customers and independent distributors, increase average revenue per account and improve our customer and independent distributor experience. We plan on further evaluating and improving our internal systems and business model in order to strengthen and adapt our business to the current and post pandemic environment.

Gross Margin. Our gross profit percentage for the three months ended December 31, 2020 and 2019 was 82.7% and 83.3%, respectively. Our gross profit percentage for the six months ended December 31, 2020 and 2019 was 82.8% and 83.5%, respectively. The decrease in gross margins, as compared to the prior year periods, is primarily due to increased shipping to customer expenses during the current year period, decreased fee revenues as a result of fewer distributor meetings being held during the current year period due to the COVID-19 pandemic, as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2020 were $27.2 million or 46.0% of revenue as compared to commissions and incentives expenses of $29.2 million or 47.7% of revenue for the three months ended December 31, 2019. Commissions and incentives expenses during the six months ended December 31, 2020 were $52.8 million or 46.4% of revenue as compared to commissions and incentives expenses of $56.0 million or 47.7% of revenue for the six months ended December 31, 2019. The decrease in commissions and incentives expenses as a percentage of revenue is due mainly to the timing and magnitude of investments in our promotional and incentive programs and our red carpet program. These programs have been limited due to the COVID-19 pandemic which has restricted our ability to hold promotional and incentive events and activities.
We expect commissions and incentives expenses for the remainder of fiscal 2021, as a percentage of revenue, to fluctuate slightly as we continue to adapt our operating plan to the current business environment and continue to be opportunistic with investments in promotional and incentive programs and our red carpet program to drive revenue growth.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2020 were $16.2 million or 27.5% of revenue as compared to selling, general and administrative expenses of $18.1 million or 29.6% of revenue for the three months ended December 31, 2019. Selling, general and administrative expenses during the six months ended December 31, 2020 were $32.5 million or 28.6% of revenue as compared to selling, general and administrative expenses of $35.8 million or 30.5% of revenue for the six months ended December 31, 2019. The decrease in selling, general and administrative expenses during the three and six months ended December 31, 2020 compared to the prior year periods is primarily due to decreased event and travel expenses, due to restrictions on group meetings associated with the COVID-19 pandemic, as well as decreased incentive and stock compensation expenses due, in part, to the reversal of unvested stock awards due to departure of executives during the current year periods. These decreases were partially offset by increased executive severance and transition expenses, depreciation expenses associated with our investment in new technology assets that have been placed in service; and increased depreciation in corporate office leasehold improvements due to the exercise of an early termination clause in our current corporate office lease.
We expect selling, general and administrative expenses, as a percent of revenue, to fluctuate during the remainder of the fiscal year as we adapt our operating plan to the COVID-19 business environment, resume some virtual and in-person distributor trainings and events as we are able, leverage current spending and execute on our strategic investments and initiatives designed to increase revenue, and due to the timing of product and market launches and other planned events during the year.
Total Other Expense. During the three and six months ended December 31, 2020, we recognized net other income of $0.1 million and net other expenses of $23,000, respectively, as compared to net other expenses of $0.2 million and $0.3 million, respectively, for the three and six months ended December 31, 2019. Total other expense for the three and six months ended December 31, 2020 and 2019 consisted primarily of foreign currency gains and losses and interest expense.

The following table sets forth interest expense for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Contractual interest expense:
2016 Term Loan	$—	$15	$—	$37
Amortization of deferred financing fees:
2016 Term Loan	—	2	—	4
Amortization of debt discount:
2016 Term Loan	—	13	—	26
Other	9	11	15	22
Total interest expense	$9	$41	$15	$89
Income Tax Expense. We recognized income tax expense of $1.8 million and $2.7 million, respectively, for the three and six months ended December 31, 2020, as compared to income tax benefit of $0.8 million and $0.2 million, respectively, for the three and six months ended December 31, 2019.
The effective tax rate was 29.8% of pre-tax income during the six months ended December 31, 2020, compared to (2.7)% for the prior year period. The change in the tax rate for fiscal 2021 was mainly due to less favorable tax deductions, relative to pre-tax income, associated with stock awards vesting during the current year, as compared to the prior year period and limitations on deduction of other compensation related items during the current year.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2021 as the impact of discrete items related to vesting of stock awards and other permanent differences are recognized during the year; however, our tax rate can be significantly impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), fund capital expenditures, and service our debt, which includes any outstanding balances under the 2016 Credit Facility. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of December 31, 2020, our available liquidity was $19.7 million, which consisted of available cash and cash equivalents. This represents a decrease of $2.4 million from the $22.1 million in cash and cash equivalents as of June 30, 2020.
During the six months ended December 31, 2020, our net cash provided by operating activities was $4.8 million as compared to $5.8 million during the six months ended December 31, 2019.
During the six months ended December 31, 2020, our net cash used in investing activities was $1.5 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2019, our net cash used in investing activities was $1.6 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2020 was $5.9 million as a result of our repurchase of common stock and shares purchased as payment of tax withholding on vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the six months ended December 31, 2019 was $8.4 million as a result of our repurchase of common stock, quarterly principal payments on the 2016 Term Loan and shares purchased as payment of tax withholding on vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At December 31, 2020 and June 30, 2020, the total amount of our foreign subsidiary cash was $8.7 million and $6.8 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.

At December 31, 2020, we had working capital (current assets minus current liabilities) of $20.0 million, compared to working capital of $18.8 million at June 30, 2020. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2020, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of December 31, 2020, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the three months ended March 31, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations (1)	$21,800	$2,258	$5,687	$3,212	$10,643
Other operating obligations (2)	17,015	10,789	6,226	—	—
Total	$38,815	$13,047	$11,913	$3,212	$10,643
(1) Operating lease obligations include current and future obligations associated with corporate office leases.
(2) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of December 31, 2020, our shipments of products sold totaling approximately $19.2 million were subject to the return policy.

We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.2 million at December 31, 2020, compared with $0.3 million at June 30, 2020. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended December 31, 2020 and 2019, we recognized expenses of approximately $45,000 and $0.1 million, respectively, related to obsolete and slow-moving inventory. During the six months ended December 31, 2020 and 2019, we recognized expenses of $0.1 million and $0.2 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the six months ended December 31, 2020, approximately 34% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2020, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.1% decrease of our six months ended December 31, 2020 revenue, in the amount of $3.5 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019 and August 27, 2020. Under the plan, we are authorized to repurchase up to $35.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended December 31, 2020, we repurchased 0.4 million shares of our common stock on the open market at an aggregate purchase price of $4.0 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended December 31, 2020. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$21,440,590
November 1 - November 30	183,705	$11.13	183,705	$19,390,274
December 1 - December 31	181,643	$10.70	181,643	$17,440,592
Total	365,348		365,348

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2020 formatted in XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2020 and June 30, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 2, 2021	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2021	/s/ Steven R. Fife
Steven R. Fife Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)