Form 10-Q
period 2021-09-30
Lifevantage Corp
filed 2021-11-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 1, 2021 was 13,243,338.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	June 30, 2021
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$19,929	$23,174
Accounts receivable	3,254	2,925
Income tax receivable	—	1,038
Inventory, net	16,079	16,145
Prepaid expenses and other	5,641	4,772
Total current assets	44,903	48,054

Property and equipment, net	10,738	11,123
Right-of-use assets	13,079	13,700
Intangible assets, net	686	719
Deferred income tax asset	2,290	1,208
Equity securities	2,205	2,205
Other long-term assets	1,696	1,723
TOTAL ASSETS	$75,597	$78,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,842	$6,744
Commissions payable	7,933	8,138
Income tax payable	1,470	830
Lease liabilities	2,445	2,151
Other accrued expenses	5,585	7,336
Total current liabilities	22,275	25,199

Long-term lease liabilities	15,321	16,032
Other long-term liabilities	691	694
Total liabilities	38,287	41,925
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 13,236 and 13,609 issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	1	1
Additional paid-in capital	129,862	129,048
Accumulated deficit	(92,522)	(92,346)
Accumulated other comprehensive (loss) income	(31)	104
Total stockholders’ equity	37,310	36,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,597	$78,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2021	2020
(In thousands, except per share data)
Revenue, net	$53,224	$54,827
Cost of sales	9,431	9,398
Gross profit	43,793	45,429
Operating expenses:
Commissions and incentives	24,105	25,633
Selling, general and administrative	15,076	16,299
Total operating expenses	39,181	41,932
Operating income	4,612	3,497
Other expense:
Interest expense, net	(3)	(6)
Other expense, net	(177)	(141)
Total other expense	(180)	(147)
Income before income taxes	4,432	3,350
Income tax expense	(1,116)	(899)
Net income	$3,316	$2,451
Net income per share:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17
Weighted-average shares outstanding:
Basic	13,394	14,269
Diluted	13,469	14,695
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(135)	$160
Other comprehensive (loss) income, net of tax	(135)	160
Comprehensive income	$3,181	$2,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2021	13,609	$1	$129,048	$(92,346)	$104	$36,807

Stock-based compensation	—	—	645	—	—	645
Exercise of options	30	—	133	—	—	133
Common stock issued under equity award plans	49	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(19)	—	(139)	—	—	(139)
Repurchase of company stock	(460)	—	—	(3,492)	—	(3,492)
Common stock issued under employee stock purchase plan	27	—	175	—	—	175
Currency translation adjustment	—	—	—	—	(135)	(135)
Net income	—	—	—	3,316	—	3,316
Balances, September 30, 2021	13,236	$1	$129,862	$(92,522)	$(31)	$37,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2020	14,313	$1	$126,416	$(93,307)	$144	$33,254

Stock-based compensation	—	—	520	—	—	520
Exercise of options	2	—	11	—	—	11
Common stock issued under equity award plans	74	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(38)	—	(506)	—	—	(506)
Repurchase of company stock	(136)	—	—	(2,000)	—	(2,000)
Common stock issued under employee stock purchase plan	23	—	246	—	—	246
Currency translation adjustment	—	—	—	—	160	160
Net income	—	—	—	2,451	—	2,451
Balances, September 30, 2020	14,238	$1	$126,687	$(92,856)	$304	$34,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,316	$2,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793	1,132
Stock-based compensation	645	464
Amortization of right-of-use assets	558	1,113
Deferred income tax	(1,082)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(366)	304
Income tax receivable	1,039	(97)
Inventory, net	(45)	(772)
Prepaid expenses and other	(877)	(583)
Other long-term assets	13	(313)
Accounts payable	(1,891)	1,194
Income tax payable	640	(182)
Other accrued expenses	(1,873)	(5,210)
Lease liabilities	(384)	(598)
Other long-term liabilities	(21)	298
Net Cash Provided by (Used in) Operating Activities	465	(1,053)
Cash Flows from Investing Activities:
Purchase of property and equipment	(378)	(960)
Net Cash Used in Investing Activities	(378)	(960)
Cash Flows from Financing Activities:
Repurchase of company stock	(3,492)	(2,000)
Shares canceled or surrendered as payment of tax withholding and other	(139)	(506)
Proceeds from common stock issued under employee stock purchase plan	175	246
Exercise of options	133	11
Net Cash Used in Financing Activities	(3,323)	(2,249)
Foreign Currency Effect on Cash	(9)	84
Decrease in Cash and Cash Equivalents:	(3,245)	(4,178)
Cash and Cash Equivalents — beginning of period	23,174	22,138
Cash and Cash Equivalents — end of period	$19,929	$17,960
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3	$6
Cash paid for income taxes	$468	$1,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2021 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 19, 2021.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent distributors as well as a financially rewarding commission-based direct sales opportunity to its independent distributors. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, and Singapore. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through a China approved cross-border e-commerce business model.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2021, and the results of operations for the three months ended September 30, 2021 and 2020, and the cash flows for the three months ended September 30, 2021 and 2020. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2021, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2021, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2021 and 2020, net foreign currency losses of $0.2 million and gains of $0.1 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of September 2021 and were not designated for hedge accounting. For the three months ended September 30, 2021 and 2020, realized losses of $30,000 and $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at September 30, 2021.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2021, the Company had $12.9 million in cash accounts at one financial institution and $7.0 million in accounts at other financial institutions. At June 30, 2021, the Company had $17.2 million in cash accounts at one financial institution and $6.0 million in accounts at other financial institutions. As of September 30, 2021 and June 30, 2021, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2021 and June 30, 2021 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2021 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2021 and 2020.
Inventory
As of September 30, 2021 and June 30, 2021, inventory consisted of (in thousands):

	September 30, 2021		June 30, 2021
Finished goods	$12,078	75.1%	$12,225	75.7%
Raw materials	4,001	24.9%	3,920	24.3%
Total inventory	$16,079	100.0%	$16,145	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.7 million and $0.5 million at September 30, 2021 and June 30, 2021, respectively, related to obsolete and slow-moving inventory.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2021 and June 30, 2021, the returns liability reserve, net was $0.1 million and $0.2 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers and independent distributors are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
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
The pandemic caused by coronavirus (“COVID-19”) has resulted in disruptions which have forced the Company's corporate workforce to a remote working environment. On September 1, 2020, the Company abandoned the ROU asset related to the Corporate office lease in Sandy, Utah, as this lease terminated in February 2021. A new Corporate office was opened in Lehi, Utah in January 2021.
As a result of the abandonment of the Sandy, Utah office, operating lease expenses related to the ROU asset, along with the remaining leasehold assets in the office, have been reduced to their salvage values, which the Company has determined to be zero. The total expense related to the abandonment of the ROU asset for the three months ended September 30, 2020 was $0.8 million and is included in selling, general, and administrative expenses. There is no remaining lease liability for the Sandy, Utah office at September 30, 2021.
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
For the three months ended September 30, 2021 and 2020, the Company recognized income tax expense of $1.1 million and $0.9 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2021 and 2020, the effects of approximately 0.2 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$3,316	$2,451
Denominator:
Basic weighted-average common shares outstanding	13,394	14,269
Effect of dilutive securities:
Stock awards and options	75	426
Diluted weighted-average common shares outstanding	13,469	14,695
Net income per share, basic	$0.25	$0.17
Net income per share, diluted	$0.25	$0.17
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2021	2020
Americas	$36,449	$38,675
Asia/Pacific & Europe	16,775	16,152
Total revenue	$53,224	$54,827
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$34,297	$36,108
Japan	$9,844	$10,431
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2021	June 30, 2021
United States	$22,063	$22,696
Japan	$3,072	$3,363
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021 and 2020, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to ten years. As of September 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.84 years and 3.31%, respectively.
For the three months ended September 30, 2021 and 2020, operating lease expense was $0.8 million and $1.2 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating cash outflows from operating leases	$768	$616
Right-of-use assets obtained in exchange for lease obligations	$—	$14,682

Maturity of lease liabilities at September 30, 2021 are as follows (in thousands):

Year ended June 30,	Amount
2022 (remaining nine months ending June 30, 2022)	$2,042
2023	3,150
2024	1,872
2025	1,606
2026	1,646
Thereafter	9,810
Total	20,126
Less: imputed interest	(2,360)
Present value of lease liabilities	$17,766

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
On February 1, 2019, the Company entered into a loan modification agreement, which further amended the 2016 Credit Facility ("Amendment No. 2"). Under Amendment No. 2, the Company made a principal payment of $2.0 million and increased the revolving loan facility from $2.0 million to $5.0 million. Amendment No. 2 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 2) was revised from a minimum of 1.25 to 1.00 to 1.10 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was decreased from $8.0 million to $6.0 million.
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

The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of September 30, 2021, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 6 — Stockholders’ Equity
During the three months ended September 30, 2021 and 2020, the Company issued 30,000 shares and 2,000 shares, respectively, of common stock upon the exercise of options. During the three months ended September 30, 2021 and 2020, approximately 19,000 and 38,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million and, on August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. During the three months ended September 30, 2021 and 2020, the Company purchased 0.5 million shares and 0.1 million shares of common stock at an aggregate price of $3.5 million and $2.0 million under this repurchase program, respectively. At September 30, 2021, there is $8.0 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2021, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2007 Plan and are outstanding to various employees, officers, directors, Scientific Advisory Board members and independent distributors at prices of $9.45 per share, with initial vesting periods of one to three years. Awards expire in accordance with the terms of each award and the shares subject to the award are added back to the 2007 Plan upon expiration of the award. The contractual term of stock options granted is generally ten years. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of September 30, 2021, under the 2007 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 3,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $9.31 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of September 30, 2021, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 27,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, November 15, 2018, and November 12, 2020, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares and 650,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of September 30, 2021, a maximum of 2.9 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 2,440,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of September 30, 2021, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
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
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of September 30, 2021, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended September 30, 2021 and 2020, approximately 27,000 shares and 23,000 shares of common stock were issued under the ESPP, respectively.

Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2021, stock-based compensation of $0.6 million was reflected as an increase to additional paid-in capital, all of which was employee related. For the three months ended September 30, 2020, stock-based compensation of $0.5 million was reflected as an increase to additional paid-in capital and a decrease of $0.1 million was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2021, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiffs' amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the former Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim is time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, and the Plaintiffs did not amend their complaint following the Court’s order to re-plead unjust enrichment. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. On February 2, 2021, the Court issued an amended scheduling order that reflects the parties’ agreement on a schedule for discovery and other litigation matters. Initial discovery has begun and will continue per the amended scheduling order. On June 15, 2021, the plaintiffs filed their motion for class certification, and on July 13, 2021, the defendants, including LifeVantage Corporation, filed their opposition brief that opposed class certification. On July 27, 2021, the Plaintiffs filed their reply to LifeVantage’s opposition brief. The court has not set a hearing for the motion for class certification and it is unknown when the court may rule. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 9 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. No payments were made to GEG for software and application development service during the three months ended September 30, 2021 and 2020.
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

	As of September 30,
	2021		2020		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	40,000	64.5%	46,000	67.6%	(6,000)	(13.0)%
Asia/Pacific & Europe	22,000	35.5%	22,000	32.4%	—	—%
Total Active Independent Distributors	62,000	100.0%	68,000	100.0%	(6,000)	(8.8)%

Active Customers
Americas	75,000	73.5%	81,000	77.9%	(6,000)	(7.4)%
Asia/Pacific & Europe	27,000	26.5%	23,000	22.1%	4,000	17.4%
Total Active Customers	102,000	100.0%	104,000	100.0%	(2,000)	(1.9)%

Active Accounts
Americas	115,000	70.1%	127,000	73.8%	(12,000)	(9.4)%
Asia/Pacific & Europe	49,000	29.9%	45,000	26.2%	4,000	8.9%
Total Active Accounts	164,000	100.0%	172,000	100.0%	(8,000)	(4.7)%

Results of Operations
Three Months Ended September 30, 2021 and 2020
Revenue. We generated net revenue of $53.2 million and $54.8 million during the three months ended September 30, 2021 and 2020, respectively. Foreign currency fluctuations negatively impacted our revenue $0.1 million or 0.2% during the three months ended September 30, 2021.
Americas. The following table sets forth revenue for the three months ended September 30, 2021 and 2020 for the Americas region (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
United States	$34,297	$36,108	(5.0)%
Other	2,152	2,567	(16.2)%
Americas Total	$36,449	$38,675	(5.8)%
Revenue in the Americas region for the three months ended September 30, 2021 decreased $2.2 million or 5.8% from the prior year period. Total Active Accounts decreased by 9.4% in the region compared to the prior year period which drove the decrease in revenue. Revenue decreases were partially offset due to an increase in average revenue per account, due in part to recent product launches and limited time product offers in place during the current year period. Our Independent Distributors have been forced to continually adapt to the changing business and social environments due to the COVID-19 pandemic. We remain committed to providing digital tools and support to our distributors to help them growth their businesses despite difficulties with in person meetings and events and are rolling out new hybrid in person and virtual meeting opportunities to provide better training and business support to our distributors.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2021 and 2020 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Japan	$9,844	$10,431	(5.6)%
Australia & New Zealand	3,548	2,503	41.7%
Greater China	1,098	885	24.1%
Other	2,285	2,333	(2.1)%
Asia/Pacific & Europe Total	$16,775	$16,152	3.9%
Revenue in the Asia/Pacific & Europe region increased $0.6 million or 3.9% for the three months ended September 30, 2021 as compared to the prior year period. Active Accounts in the region increased 8.9% compared to the prior year period. Japan revenues continue to be down slightly as compared to the prior year period due to continued restrictions in place for in person meetings and recruiting due to the COVID-19 pandemic. We continue to be encouraged by the results we are seeing in our Australia and New Zealand region due to continued distributor leadership development and advancement within the region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.3 million or 1.6% during the three months ended September 30, 2021 as compared to the prior year period, mainly due to currency fluctuations in Japan, partially offset by currency benefits in other markets within the region. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.4 million or 4.5% during the three months ended September 30, 2021 as compared to the prior year period. On a constant currency basis, revenue in Japan decreased 1.1% for the three months ended September 30, 2021 as compared to the prior year period.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. In October 2021, we held our first major event with both in person and virtual attendance options since the start of the COVID-19 global pandemic and we plan to hold additional in person meetings throughout the year as we are able. During fiscal 2022, we also have plans for both future market expansion and continued product expansion, including the launch of our new LifeVantage IC Bright eye health product that we launched during our October global convention. We expect this launch and other continued expansion will drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup.

Gross Margin. Our gross profit percentage for the three months ended September 30, 2021 and 2020 was 82.3% and 82.9%, respectively. The decrease in gross margins, as compared to the prior year period, is primarily due to increased inventory obsolescence expenses and increased shipping to customer expenses during the current year period as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2021 were $24.1 million or 45.3% of revenue as compared to $25.6 million or 46.8% of revenue for the three months ended September 30, 2020. The decrease in commissions and incentives expenses as a percentage of revenue for the three months ended September 30, 2021 compared to 2020 is due mainly to the timing and magnitude of our various promotional and incentive programs. Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2021 were $15.1 million or 28.3% of revenue as compared to $16.3 million or 29.7% of revenue for the three months ended September 30, 2020. The decrease in selling, general and administrative expenses during the three months ended September 30, 2021 compared to the prior year period is primarily due to decreased executive severance and transition expenses, legal expenses, and a reduction in depreciation in corporate office leasehold improvements due to the exercise of an early termination clause in our Sandy, Utah corporate office lease during the three months ended September 30, 2020. These decreases were offset by increases in event and travel expenses as restrictions related to the COVID-19 pandemic have begun to ease.
We expect selling, general and administrative expenses, as a percent of revenue, to remain steady during the remainder of the fiscal year.
Total Other Expense. During the three months ended September 30, 2021, we recognized total other expense of $0.2 million as compared to total other expenses of $0.1 million for the three months ended September 30, 2020. Total other expense for the three months ended September 30, 2021 and 2020 consisted primarily of foreign currency gains and losses and interest expense.
Income Tax Expense. We recognized income tax expense of $1.1 million for the three months ended September 30, 2021, as compared to $0.9 million for the three months ended September 30, 2020.
The effective tax rate was 25.2% of pre-tax income during the three months ended September 30, 2021, compared to 26.8% for the prior year period. The change in the tax rate for the three months ended September 30, 2021 was mainly due to more favorable tax deductions, relative to pre-tax income during the current year, as compared to the prior year period.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2022 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of September 30, 2021, our available liquidity was $19.9 million, which consisted of available cash and cash equivalents. This represents a decrease of $3.2 million from the $23.2 million in cash and cash equivalents as of June 30, 2021.
During the three months ended September 30, 2021, our net cash provided by operating activities was $0.5 million as compared to our net cash used in operating activities of $1.1 million during the three months ended September 30, 2020.
During the three months ended September 30, 2021, our net cash used in investing activities was $0.4 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2020, our net cash used in investing activities was $1.0 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2021 was $3.3 million as a result of our repurchase of common stock and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the three months ended September 30, 2020 was $2.2 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At September 30, 2021 and June 30, 2021, the total amount of our foreign subsidiary cash was $12.1 million and $9.2 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2021, we had working capital (current assets minus current liabilities) of $22.6 million, compared to working capital of $22.9 million at June 30, 2021. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
On February 1, 2019, we entered into a loan modification agreement, which further amended the 2016 Credit Facility ("Amendment No. 2"). Under Amendment No. 2, we made a principal payment of $2.0 million and increased the revolving loan facility from $2.0 million to $5.0 million. Amendment No. 2 also revised certain financial covenants. The minimum fixed charge coverage ratio (as defined in Amendment No. 2) was revised from a minimum of 1.25 to 1.00 to 1.10 to 1.00, measured on a trailing twelve-month basis, at the end of each fiscal quarter. The minimum working capital was decreased from $8.0 million to $6.0 million.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2021, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of September 30, 2021, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.

During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$20,733	$3,082	$4,985	$3,272	$9,394
Other operating obligations (1)	14,777	11,686	3,091	—	—
Total	$35,510	$14,768	$8,076	$3,272	$9,394
(1) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of September 30, 2021, our shipments of products sold totaling approximately $19.3 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at September 30, 2021, compared with $0.2 million at June 30, 2021. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended September 30, 2021 and 2020, we recognized expenses of approximately $0.3 million and $0.1 million, respectively, related to obsolete and slow-moving inventory.

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
Foreign Currency Exchange Risk
During the three months ended September 30, 2021, approximately 36% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At September 30, 2021, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.2% decrease of our three months ended September 30, 2021 revenue, in the amount of $1.7 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2021, filed on August 19, 2021. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019 and August 27, 2020. Under the plan, we are authorized to repurchase up to $35.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended September 30, 2021, we repurchased 0.5 million shares of our common stock on the open market at an aggregate purchase price of $3.5 million under this repurchase program.

The following table provides information with respect to all purchases made by the Company during the three months ended September 30, 2021. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	113,981	$7.35	113,981	$10,669,175
August 1 - August31	170,754	$7.61	170,754	$9,369,322
September 1 -September 30	175,049	$7.73	175,049	$8,015,878
Total	459,784		459,784

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and June 30, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2021 and 2020; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	November 4, 2021	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2021	/s/ Carl Aure
Carl Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)