Form 10-Q
period 2021-12-31
Lifevantage Corp
filed 2022-02-01
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 31, 2022 was 12,850,749.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2021	June 30, 2021
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$20,174	$23,174
Accounts receivable	2,417	2,925
Income tax receivable	897	1,038
Inventory, net	15,433	16,145
Prepaid expenses and other	3,865	4,772
Total current assets	42,786	48,054

Property and equipment, net	10,480	11,123
Right-of-use assets	12,433	13,700
Intangible assets, net	653	719
Deferred income tax asset	2,033	1,208
Equity securities	2,205	2,205
Other long-term assets	1,658	1,723
TOTAL ASSETS	$72,248	$78,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,867	$6,744
Commissions payable	7,514	8,138
Income tax payable	369	830
Lease liabilities	2,714	2,151
Other accrued expenses	6,702	7,336
Total current liabilities	22,166	25,199

Long-term lease liabilities	14,608	16,032
Other long-term liabilities	694	694
Total liabilities	37,468	41,925
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,844 and 13,609 issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	1	1
Additional paid-in capital	130,586	129,048
Accumulated deficit	(95,597)	(92,346)
Accumulated other comprehensive (loss) income	(210)	104
Total stockholders’ equity	34,780	36,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,248	$78,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
(In thousands, except per share data)
Revenue, net	$52,189	$59,007	$105,414	$113,835
Cost of sales	9,677	10,189	19,108	19,587
Gross profit	42,512	48,818	86,306	94,248
Operating expenses:
Commissions and incentives	25,449	27,151	49,555	52,785
Selling, general and administrative	17,421	16,218	32,497	32,517
Total operating expenses	42,870	43,369	82,052	85,302
Operating income (loss)	(358)	5,449	4,254	8,946
Other (expense) income:
Interest expense, net	(1)	(9)	(4)	(15)
Other (expense) income, net	(139)	133	(316)	(8)
Total other (expense) income	(140)	124	(320)	(23)
Income (loss) before income taxes	(498)	5,573	3,934	8,923
Income tax benefit (expense)	577	(1,761)	(539)	(2,660)
Net income	$79	$3,812	$3,395	$6,263
Net income per share:
Basic	$0.01	$0.27	$0.26	$0.44
Diluted	$0.01	$0.26	$0.25	$0.43
Weighted-average shares outstanding:
Basic	13,195	14,193	13,294	14,225
Diluted	13,285	14,439	13,359	14,547
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(179)	$244	$(314)	$404
Other comprehensive income (loss), net of tax	(179)	244	(314)	404
Comprehensive income (loss)	$(100)	$4,056	$3,081	$6,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2021	13,609	$1	$129,048	$(92,346)	$104	$36,807

Stock-based compensation	—	—	645	—	—	645
Exercise of options	30	—	133	—	—	133
Common stock issued under equity award plans	49	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(19)	—	(139)	—	—	(139)
Repurchase of company stock	(460)	—	—	(3,492)	—	(3,492)
Common stock issued under employee stock purchase plan	27	—	175	—	—	175
Currency translation adjustment	—	—	—	—	(135)	(135)
Net income	—	—	—	3,316	—	3,316
Balances, September 30, 2021	13,236	$1	$129,862	$(92,522)	$(31)	$37,310

Stock-based compensation	—	—	755	—	—	755
Common stock issued under equity award plans	67	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(5)	—	(31)	—	—	(31)
Repurchase of company stock	(454)	—	—	(3,154)	—	(3,154)
Currency translation adjustment	—	—	—	—	(179)	(179)
Net income	—	—	—	79	—	79
Balances, December 31, 2021	12,844	$1	$130,586	$(95,597)	$(210)	$34,780

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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2021	2020
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,395	$6,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,605	1,782
Stock-based compensation	1,400	1,447
Amortization of right-of-use assets	1,079	1,676
Deferred income tax	(825)	298
Changes in operating assets and liabilities:
Accounts receivable	448	(553)
Income tax receivable	141	(534)
Inventory, net	523	(442)
Prepaid expenses and other	894	1,062
Other long-term assets	12	(165)
Accounts payable	(1,853)	236
Income tax payable	(461)	(133)
Other accrued expenses	(1,788)	(4,759)
Lease liabilities	(732)	(1,375)
Other long-term liabilities	670	37
Net Cash Provided by Operating Activities	4,508	4,840
Cash Flows from Investing Activities:
Purchase of property and equipment	(899)	(1,532)
Net Cash Used in Investing Activities	(899)	(1,532)
Cash Flows from Financing Activities:
Repurchase of company stock	(6,646)	(6,000)
Shares canceled or surrendered as payment of tax withholding and other	(170)	(1,172)
Proceeds from common stock issued under employee stock purchase plan	175	246
Exercise of options	133	1,002
Net Cash Used in Financing Activities	(6,508)	(5,924)
Foreign Currency Effect on Cash	(101)	204
Decrease in Cash and Cash Equivalents:	(3,000)	(2,412)
Cash and Cash Equivalents — beginning of period	23,174	22,138
Cash and Cash Equivalents — end of period	$20,174	$19,726
Non Cash Investing and Financing Activities:
Increase in property and equipment and lease liabilities from lease incentives	$—	$2,687
Purchase of leasehold improvements included in accounts payable	$—	$1,349
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4	$15
Cash paid for income taxes	$1,566	$2,618
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent distributors as well as a financially rewarding commission-based direct sales opportunity to its independent distributors. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through a China approved cross-border e-commerce business model.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically-validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+™, ProBio™, IC Bright™, and Daily Wellness™ dietary supplements. TrueScience® is the Company's line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2021, and the results of operations for the three and six months ended December 31, 2021 and 2020, and the cash flows for the six months ended December 31, 2021 and 2020. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2021 and 2020, net foreign currency losses of $0.1 million and gains of $0.3 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2021 and 2020, net foreign currency losses of $0.3 million and gains of $0.4 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2021 and were not designated for hedge accounting. For the three months ended December 31, 2021 and 2020, realized losses of $34,000 and $0.2 million, respectively, related to forward contracts, are recorded in other expense, net. For the six months ended December 31, 2021 and 2020, realized losses of $0.1 million and $0.4 million, respectively, related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at December 31, 2021.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2021, the Company had $13.4 million in cash accounts at one financial institution and $6.8 million in accounts at other financial institutions. At June 30, 2021, the Company had $17.2 million in cash accounts at one financial institution and $6.0 million in accounts at other financial institutions. As of December 31, 2021 and June 30, 2021, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2021 and June 30, 2021 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2021 and June 30, 2021 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2021 and 2020.
Inventory
As of December 31, 2021 and June 30, 2021, inventory consisted of (in thousands):

	December 31, 2021		June 30, 2021
Finished goods	$12,133	78.6%	$12,225	75.7%
Raw materials	3,300	21.4%	3,920	24.3%
Total inventory	$15,433	100.0%	$16,145	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.7 million and $0.5 million at December 31, 2021 and June 30, 2021, respectively, related to obsolete and slow-moving inventory.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+™, ProBio™, IC Bright™, and Daily Wellness™ dietary supplements, TrueScience® skin, hair, bath & body and targeted relief, Petandim®, Axio® nootropic energy drink mixes, and the PhysIQ™ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2021 and June 30, 2021, the returns liability reserve, net was $0.2 million and $0.2 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers and independent distributors are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2021 and 2020 were $0.2 million and $0.2 million, respectively. Research and development expenses for the six months ended December 31, 2021 and 2020 were $0.4 million and $0.4 million, respectively.
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
As a result of the abandonment of the Sandy, Utah office, operating lease expenses related to the ROU asset, along with the remaining leasehold assets in the office, have been reduced to their salvage values, which the Company has determined to be zero. The total expense related to the abandonment of the ROU asset for the six months ended December 31, 2020 was $0.8 million and is included in selling, general, and administrative expenses. There is no remaining lease liability for the Sandy, Utah office at December 31, 2021.
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
For the six months ended December 31, 2021 and 2020, the Company recognized income tax expense of $0.5 million and $2.7 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2021 and 2020, the effects of approximately 0.1 million and 45,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2021 and 2020, the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$79	$3,812	$3,395	$6,263
Denominator:
Basic weighted-average common shares outstanding	13,195	14,193	13,294	14,225
Effect of dilutive securities:
Stock awards and options	90	246	65	322
Diluted weighted-average common shares outstanding	13,285	14,439	13,359	14,547
Net income per share, basic	$0.01	$0.27	$0.26	$0.44
Net income per share, diluted	$0.01	$0.26	$0.25	$0.43
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Americas	$34,708	$41,883	$71,157	$80,559
Asia/Pacific & Europe	17,481	17,124	34,257	33,276
Total revenue	$52,189	$59,007	$105,414	$113,835
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
United States	$32,897	$39,416	$67,195	$75,525
Japan	$9,991	$11,120	$19,834	$21,551
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	December 31, 2021	June 30, 2021
United States	$22,078	$22,696
Japan	$2,734	$3,363

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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at December 31, 2021 and June 30, 2021, respectively. During the three and six months ended December 31, 2021 and 2020, there were no price changes or impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to ten years. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.55 years and 3.30%, respectively.
For the three months ended December 31, 2021 and 2020, operating lease expense was $0.8 million and $0.8 million, respectively. For the six months ended December 31, 2021 and 2020, operating lease expense was $1.6 million and $2.0 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating cash outflows from operating leases	$524	$776	$1,054	$1,392
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$14,682

Maturity of lease liabilities at December 31, 2021 are as follows (in thousands):

Year ended June 30,	Amount
2022 (remaining six months ending June 30, 2022)	$1,614
2023	3,263
2024	2,020
2025	1,606
2026	1,646
Thereafter	9,810
Total	19,959
Less: imputed interest	(2,637)
Present value of lease liabilities	$17,322
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of December 31, 2021, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 6 — Stockholders’ Equity
During the three months ended December 31, 2021 and 2020, the Company issued 0 shares and 0.2 million shares, respectively, of common stock upon the exercise of options. During the six months ended December 31, 2021 and 2020, the company issued 30,000 shares and 0.2 million shares, respectively, of common stock upon the exercise of options. During the three months ended December 31, 2021 and 2020, approximately 5,000 shares and 25,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the six months ended December 31, 2021 and 2020, approximately 24,000 shares and 0.1 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million and, on August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. During the three months ended December 31, 2021 and 2020, the Company purchased 0.5 million shares and 0.4 million shares, respectively, of common stock at an aggregate price of $3.2 million and $4.0 million under this repurchase program. During the six months ended December 31, 2021 and 2020, the Company purchased 0.9 million shares and 0.5 million shares, respectively, of common stock at an aggregate price of $6.6 million and $6.0 million under this repurchase program. At December 31, 2021, there is $4.9 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2021, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of December 31, 2021, there were no stock option awards outstanding under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $9.31 and $20.09 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of December 31, 2021, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 27,000 shares of the Company's common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, November 15, 2018, and November 12, 2020, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares and 650,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of December 31, 2021, a maximum of 2.9 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 2,440,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2010 Plan. As of December 31, 2021, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
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
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of December 31, 2021, 0.3 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2021, approximately 27,000 shares of common stock were issued under the ESPP. During the six months ended December 31, 2020, approximately 23,000 shares of common stock were issued under the ESPP.

Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended December 31, 2021, stock-based compensation of $0.8 million and $1.4 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the three and six months ended December 31, 2020, stock-based compensation of $1.0 million and $1.5 million, respectively, was reflected as an increase to additional paid-in capital and a decrease of 17,000 and $0.1 million, respectively, was included in other accrued expenses, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2021, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Note 9 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 3. Two members of the Company's board of directors serve on the GEG board of directors. No payments were made to GEG for software and application development service during the three and six months ended December 31, 2021 and 2020.
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
The success and growth of our business is primarily based on the effectiveness of our independent distributors to attract and retain customers in order to sell our products and our ability to attract and retain independent distributors. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically-validated dietary supplements, LifeVantage® Omega+™, ProBio™, IC Bright™, and Daily Wellness™ dietary supplements, our line of Nrf2 enhanced TrueScience® skin, hair, bath & body, and targeted relief products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system.;
•Our sales compensation plan and other sales initiatives and incentives; and
•Our delivery of superior customer service.

As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent distributors to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. In addition, we sell our products in a number of countries to customers for personal consumption only and in China through a China approved cross-border e-commerce business model. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Impact of COVID-19 on Our Business
The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, we have experienced moderate disruptions at the corporate level as we have transitioned our corporate workforce to a hybrid working environment, temporarily closed some of our showrooms and will call locations in international markets and cancelled multiple planned events in order to comply with group meeting restrictions. Our independent distributors have also experienced disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits independent distributors from connecting with potential new independent distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise can significantly reduce the ability for independent distributors to meet people in person and commence the enrollment process. Elsewhere, our independent distributors have begun to adapt their approach for customer outreach and enrollment, including transitioning to a stronger social media presence, in an effort to sustain their sales volume. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
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
Our Products
Our products include the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+™, ProBio™, IC Bright™, and Daily Wellness™ dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+™ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® IC Bright™ combines macular carotenoids with vitamins and key ingredients that effectively support eye and brain health. LifeVantage® Daily Wellness™ is a dietary supplement designed to support and strengthen immune health. Our TrueScience® line of anti-aging skin and hair care, and CBD Nrf2 enhanced, bath & body, targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Beauty Serum, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, and TrueScience® Body Rub. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our smart weight management system, which includes PhysIQ™ Fat Burn, PhysIQ™ Prebiotic and PhysIQ™ Whey Protein, all formulated to aid in weight management.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. By studying the effects of nutrients and natural compounds, we have developed scientifically-backed nutrigenomics products that promote healthy aging on the cellular level. By stacking these products together, we have created a foundation for synergy from nutrigenomic products to promote a healthier life. The Vitality Stack™ includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+™ and LifeVantage® ProBio. This product stack was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack™, we added Protandim® NAD Synergizer® and PhysIQ™ Prebiotic to our Vitality Stack™ to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. The Protandim® Tri-Synergizer™ consists of our Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer®, and was designed to effectively and synergistically reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks that directly support the following consumer needs: immune support, heart health, energy, well-being, eye health, cognition and memory, metabolism, gut health, skin care, and hair care.
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

	As of December 31,
	2021		2020		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	38,000	61.3%	45,000	67.2%	(7,000)	(15.6)%
Asia/Pacific & Europe	24,000	38.7%	22,000	32.8%	2,000	9.1%
Total Active Independent Distributors	62,000	100.0%	67,000	100.0%	(5,000)	(7.5)%

Active Customers
Americas	75,000	74.3%	82,000	76.6%	(7,000)	(8.5)%
Asia/Pacific & Europe	26,000	25.7%	25,000	23.4%	1,000	4.0%
Total Active Customers	101,000	100.0%	107,000	100.0%	(6,000)	(5.6)%

Active Accounts
Americas	113,000	69.3%	127,000	73.0%	(14,000)	(11.0)%
Asia/Pacific & Europe	50,000	30.7%	47,000	27.0%	3,000	6.4%
Total Active Accounts	163,000	100.0%	174,000	100.0%	(11,000)	(6.3)%

Results of Operations
Three and Six Months Ended December 31, 2021 and 2020
Revenue. We generated net revenue of $52.2 million and $59.0 million during the three months ended December 31, 2021 and 2020, respectively. We generated net revenue of $105.4 million and $113.8 million during the six months ended December 31, 2021 and 2020, respectively. Foreign currency fluctuations negatively impacted our revenue $1.0 million or 6.2% and $1.3 million or 4.0% during the three and six months ended December 31, 2021, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2021 and 2020 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
United States	$32,897	$39,416	(16.5)%	$67,195	$75,525	(11.0)%
Other	1,811	2,467	(26.6)%	3,962	5,034	(21.3)%
Americas Total	$34,708	$41,883	(17.1)%	$71,157	$80,559	(11.7)%
Revenue in the Americas region for the three and six months ended December 31, 2021 and 2020, decreased $7.2 million or 17.1% and $9.4 million or 11.7%, respectively, from the prior year periods. Total Active Accounts decreased by 11.0% in the region compared to the prior year period which drove the decrease in revenue. Our Independent Distributors have been forced to continually adapt to the changing business and social environments due to the COVID-19 pandemic. We remain committed to providing digital tools and support to our distributors to help them grow their businesses despite difficulties with in person meetings and events and are rolling out new hybrid in person and virtual meeting opportunities to provide better training and business support to our distributors.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2021 and 2020 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
Japan	$9,991	$11,120	(10.2)%	$19,834	$21,551	(8.0)%
Australia & New Zealand	3,352	2,481	35.1%	6,899	4,984	38.4%
Greater China	1,697	1,413	20.1%	2,795	2,297	21.7%
Other	2,441	2,110	15.7%	4,729	4,444	6.4%
Asia/Pacific & Europe Total	$17,481	$17,124	2.1%	$34,257	$33,276	2.9%
Revenue in the Asia/Pacific & Europe region increased $0.4 million or 2.1% and $1.0 million or 2.9% for the three and six months ended December 31, 2021 and 2020, respectively, as compared to the prior year periods. Active Accounts in the region increased 6.4% compared to the prior year period. Japan revenues continue to be down as compared to the prior year period due to continued restrictions in place for in person meetings and recruiting due to the COVID-19 pandemic. We continue to be encouraged by the results we are seeing in our Australia and New Zealand region due to continued distributor leadership development and advancement within the region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $1.0 million or 6.2% and $1.3 million or 4.0% during the three and six months ended December 31, 2021, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan, partially offset by currency benefits in other markets within the region. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.9 million or 8.1% and $1.3 million or 5.9%, during the three and six months ended December 31, 2021, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 0.1% and decreased 0.5% for the three and six months ended December 31, 2021 and 2020, respectively, as compared to the prior year periods.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. In October 2021, we held our first major event with both in person and virtual attendance options since the start of the COVID-19 global pandemic and we plan to hold additional in person meetings throughout the year as we are able. During our October global convention, we launched our new LifeVantage® IC Bright™ eye health product and have plans for both continued product expansion and future market expansion during the remaining fiscal 2022. We expect this launch and other continued expansion will drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2021 and 2020 was 81.5% and 82.7%, respectively. Our gross profit percentage for the six months ended December 31, 2021 and 2020 was 81.9% and 82.8%, respectively. The decrease in gross margins, as compared to the prior year periods, is primarily due to increased inventory obsolescence expenses and increased shipping to customer expenses during the current year period as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2021 were $25.4 million or 48.8% of revenue as compared to $27.2 million or 46.0% of revenue for the three months ended December 31, 2020. Commissions and incentives expenses during the six months ended December 31, 2021 were $49.6 million or 47.0% of revenue as compared to $52.8 million or 46.4% of revenue for the six months ended December 31, 2020. The increase in commissions and incentives expenses as a percentage of revenue as compared to the prior periods is due mainly to the timing and magnitude of our various promotional and incentive programs. Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2021 were $17.4 million or 33.4% of revenue as compared to $16.2 million or 27.5% of revenue for the three months ended December 31, 2020. Selling, general and administrative expenses during the six months ended December 31, 2021 were $32.5 million or 30.8% of revenue as compared to $32.5 million or 28.6% of revenue for the six months ended December 31, 2020. The increase in selling, general and administrative expenses as a percentage of revenue during the three and six months ended December 31, 2021 compared to the prior year periods is primarily due to increased event and travel expenses as restrictions related to the COVID-19 pandemic have begun to ease as well as increased legal expenses. These increases were offset slightly by decreases in salaries and wages and other employee related expenses.

We expect selling, general and administrative expenses, as a percent of revenue, to remain steady during the remainder of the fiscal year.
Total Other Expense. During the three months ended December 31, 2021 we recognized total net other expense of $0.1 million as compared to total net other income of $0.1 million for the three months ended December 31, 2020. During the six months ended December 31, 2021, we recognized total net other expense of $0.3 million as compared to total net other expenses of $23,000 for the six months ended December 31, 2020.Total net other expense for the three and six months ended December 31, 2021 and 2020 consisted primarily of foreign currency gains and losses and interest expense.
Income Tax Expense. We recognized income tax benefit of $0.6 million and expense of $0.5 million, respectively, for the three and six months ended December 31, 2021, as compared to tax expense of $1.8 million and $2.7 million, respectively, for the three and six months ended December 31, 2020.
The effective tax rate was 13.7% of pre-tax income during the six months ended December 31, 2021, compared to 29.8% for the prior year period. The change in the tax rate for the six months ended December 31, 2021 was mainly due to a change in estimate in our calculations of foreign-derived intangible income (“FDII”) and foreign tax credits (“FTC”). The specific allocation of costs attributable foreign and domestic income led to an increase in the FDII deduction as well as the FTC limitation.
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
As of December 31, 2021, our available liquidity was $20.2 million, which consisted of available cash and cash equivalents. This represents a decrease of $3.0 million from the $23.2 million in cash and cash equivalents as of June 30, 2021.
During the six months ended December 31, 2021, our net cash provided by operating activities was $4.5 million as compared to our net cash provided by operating activities of $4.8 million during the six months ended December 31, 2020.
During the six months ended December 31, 2021, our net cash used in investing activities was $0.9 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2020, our net cash used in investing activities was $1.5 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2021 was $6.5 million as a result of our repurchase of common stock and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises. Cash used in financing activities during the six months ended December 31, 2020 was $5.9 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At December 31, 2021 and June 30, 2021, the total amount of our foreign subsidiary cash was $12.2 million and $9.2 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for > 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2021, we had working capital (current assets minus current liabilities) of $20.6 million, compared to working capital of $22.9 million at June 30, 2021. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2021, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of December 31, 2021, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$20,028	$3,340	$4,419	$3,292	$8,977
Other operating obligations (1)	17,621	14,396	3,225	—	—
Total	$37,649	$17,736	$7,644	$3,292	$8,977
(1) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of December 31, 2021, our shipments of products sold totaling approximately $18.2 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.2 million at December 31, 2021, compared with $0.2 million at June 30, 2021. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended December 31, 2021 and 2020, we recognized expenses of approximately $0.3 million and $45,000, respectively, related to obsolete and slow-moving inventory. During the six months ended December 31, 2021 and 2020, we recognized expenses of approximately $0.5 million and $0.1 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Exchange Risk
During the six months ended December 31, 2021, approximately 36% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. At December 31, 2021, we did not have any derivative instruments. A 10% strengthening of the U.S. dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.3% decrease of our six months ended December 31, 2021 revenue, in the amount of $3.4 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019 and August 27, 2020. Under the plan, we are authorized to repurchase up to $35.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended December 31, 2021, we repurchased 0.5 million shares of our common stock on the open market at an aggregate purchase price of $3.2 million under this repurchase program.
The following table provides information with respect to all purchases made by the Company during the three months ended December 31, 2021. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	113,916	$6.90	113,916	$7,230,268
November 1 - November 30	202,630	$7.12	202,630	$5,788,197
December 1 - December 31	137,802	$6.72	137,802	$4,891,972
Total	454,348		454,348

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2021 and June 30, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2021 and 2020; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 1, 2022	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2022	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)