Form 10-K
period 2022-06-30
Lifevantage Corp
filed 2022-08-23
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2021, the end of the registrant's second fiscal quarter, was approximately $81.2 million, based on a closing market price of $6.32 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 22, 2022 was 12,552,781 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2022 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2022.

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
•Our business and stock price may be adversely affected if our internal controls over financial reporting is not effective;
•Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;
•Inability to appropriately manage our inventory;
•Disruptions in our information technology systems;
•International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange fluctuations;
•Inability to raise additional capital or complete desired acquisitions;
•Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;
•Dependence upon a few products for revenue;
•We may be unable to retain our existing distributor force or customer base or attract additional customers and/or independent distributors;
•High quality materials for our products may become difficult to obtain or expensive;
•Improper actions by our independent distributors that violate laws or regulations could harm our business;

•Dependence on third parties to manufacture our products;
•Disruptions to the transportation channels used to distribute our products;
•We may be subject to a product recall;
•Unfavorable publicity on our business or products;
•We are subject to risks related to Global Not For Resale programs;
•Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;
•Legal proceedings may be expensive and time consuming;
•Strict government regulations on our business;
•Our Cannabidiol (“CBD”) products are subject to varying and changing federal, state or local laws which could adversely affect our results of operations and financial condition;
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
•Product liability claims against us;
•Consumer discretionary spending habits factor into our economic success;
•Economic, political, foreign exchange and other risks associated with international operations;
•Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;
•Volatility of the market price of our common stock; and
•Substantial sales of shares may negatively impact the market price of our common stock.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products to customers and independent distributors as well as a financially rewarding commission-based direct sales opportunity to our independent distributors. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through a China approved cross-border e-commerce business model.
We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. Our line of scientifically-validated dietary supplements includes our flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, and Daily Wellness dietary supplements. TrueScience® is our line of skin, hair, bath & body, and targeted relief products. We also market and sell Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio® our nootropic energy drink mixes, and PhysIQ, our smart weight management system.
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
In March 2018, following approval by our stockholders at our fiscal year 2018 Annual Meeting of Stockholders, we changed our state of incorporation from the State of Colorado to the State of Delaware pursuant to a plan of conversion. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of our common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
Fiscal Year 2022 Highlights
COVID-19 Response
Beginning in fiscal year 2020 and continuing throughout fiscal year 2022, we pivoted our business operations to overcome a variety of challenges related to the COVID-19 pandemic. Coronavirus disease (COVID-19) is an infectious disease caused by the SARS-CoV-2 virus. During fiscal year 2022, we continued to provide successful virtual events and trainings, including twice-weekly online training events, and have seen a high level of engagement and attendance from our independent distributors, with hundreds of attendees on average and over 2,000 attendees at some meetings. We invested in incentives and promotions designed to build and maintain engagement with our independent distributors in lieu of in-person events. Last year, we shifted all our employees to work from home and accelerated our adoption of technology. In fiscal year 2022, we began a hybrid model with our employees working from home a few days a week, and in the office a few days a week. We remain focused on being digital first and committed to increasing our investments into digital technologies and tools for independent distributors and employees to function effectively in the current hybrid working environment. Further, we completed a full evaluation of our supply chain and identified and mitigated risks resulting from the pandemic and, to date, our customers and independent distributors have experienced only minimal impact across our supply chain.
New Product Offerings
In fiscal year 2022, we launched several new products. In October 2021, we launched IC Bright®. IC Bright® combines macular carotenoids with vitamins and key ingredients that effectively support eye and brain health. It also helps reduce eye fatigue and strain from use of digital devices, helps promote healthy levels of essential proteins for the brain, and may help support normal sleep patterns, which can be disrupted by blue light exposure. In June 2022, we launched TrueScience® Liquid Collagen, the first consumable supplement in the TrueScience category. It has been formulated specifically to activate, replenish, and maintain the body’s production of collagen on the cellular level, supporting skin firmness and elasticity for healthy, glowing skin from within. We also launched several limited time seasonal flavors of Axio® during the fiscal year 2022.
Several products also were introduced into new markets in fiscal year 2022:
•Australia introduced IC Bright®, Body Wash, Body Lotion;
•Canada—IC Bright®, Daily Wellness, Refining Mask;
•Europe and Hong Kong—IC Bright®, Daily Wellness;
•Japan—IC Bright®;
•Mexico—Daily Wellness, IC Bright®, Refining Mask, and a new delivery system of Nrf2 Synergizer in 7-day blister packs for direct retailing to customers;
•New Zealand—IC Bright®, Daily Wellness, Body Lotion;
•Singapore—ProBio, IC Bright®, Daily Wellness; and
•Taiwan—ProBio.
Global Expansion
To further support our global expansion initiative, we expanded our business operations to Philippines in fiscal year 2022.
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
Nutrigenomic Culture & Activating Wellness

We have continued to simplify our nutrigenomic story, emphasizing that it activates and empowers the body to work better by using nutrients to turn natural internal processes on or off and help support vibrant health at any age. Nutrigenomics and cellular activation are cutting-edge trends in our industry that support our unique position in the market and leverage our core competencies and existing products. Activation is the guiding principle of our culture and is the key underlying message for our independent distributors and customers. We are capitalizing on this message by highlighting how LifeVantage has used the concept of activation and expanded it to every aspect of our business, with a new brand message of “activating wellness.” By focusing on wellness, we are able to apply activation not only to our products, which support physical, mental, and emotional health, but also our business opportunity, which supports financial, social, and spiritual health. The “activating wellness” message was introduced in fiscal year 2022 and continues to be featured across our communications with our independent distributors and in our brand and marketing materials. Additional marketing and media assets are currently in development to further promote this culture.
Red Carpet Program
We continued to grow through our red carpet program, which is designed to attract and incentivize experienced direct selling sales leaders who are in transition to join LifeVantage. We remain optimistic that this program will help drive long term revenue growth for our business. We have increased red carpet leadership enrollments and hope to see improved retention and active independent distributor and customer counts as a result of this program.
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
•Our Products: Our focus is on nutrigenomics, the study of how properly formulated and applied nutrition and naturally occurring compounds affect human genes to support good health. We have developed proprietary and exclusive scientifically-validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+, ProBio and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer® The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together has been shown to produce synergistic benefits greater than using the individual products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support and strengthen the immune health. Our TrueScience® line of Nrf2 and CBD enhanced anti-aging skin care, hair care, bath & body, and targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Beauty Serum, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn, PhysIQ Prebiotic and PhysIQ Whey Protein, all formulated to aid in weight management. IC Bright® is a supplement to help support eye and brain health, reduce eye fatigue and strain, supports cognitive functions, and may help support normal sleep patterns. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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
•Our Culture: We are committed to creating a culture for our independent distributors, their customers and our employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent distributors agree to abide by their contract which includes our policies and procedures. These policies and procedures, when followed, are designed to ensure that our independent distributors comply with applicable laws and regulations. Our distributor compliance department monitors the activities of our independent distributors as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent distributors who share our commitment to these principles.
•Global Customer Acquisition: We introduced our global customer acquisition program in April 2018 to expand the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables independent distributors to leverage customer sales through their international relationships outside of their home countries. The program initially launched in eight markets, many of which subsequently became fully open for business on-the-ground through a growing network of resident independent distributors. We expanded our global customer base in fiscal year 2021 by entering into key strategic agreements with third parties based in the United States that will help customers ship LifeVantage products purchased in the U.S. throughout the world via their customer personal purchase and importation programs. We also previously expanded our Auto-Assigned Customer Program, which allows new customers to order directly through www.lifevantage.com without being required to go through an independent distributor on their initial order. After the initial order, these new customers are then assigned to independent distributors, who benefit from the initial sale commission and are then incentivized to provide future product support and sales to the assigned customer. This program provides consumers easier access to our innovative products while providing referrals to our distributor force.
•Our Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our independent distributors, work to generate long-term value for our stockholders and contribute to the broader society through charitable programs, including the 501(c)(3) LifeVantage Legacy, LLC. In turn, we offer competitive compensation and direct employee focus on the short and long-term goals of our stockholders and independent distributors. LifeVantage has been named one of the Best Places to Work by the Direct Selling News for six years in a row, which reflects our commitment to create a great work environment for our employees.
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
A major cellular signaling pathway believed to be involved in mitochondrial health is NRF1 (nuclear factor erythroid 2-related factor 1). The NRF1 cellular signaling pathway, directly or indirectly, regulates a number of genes involved in mitochondrial health, turnover, and biogenesis. Nrf1 (Nuclear Respiratory Factor-1) is a protein believed to activate the expression of key genes involved in metabolism, cellular growth, energy production, and mitochondrial DNA transcription and replication. Together with Nrf2, Nrf1 also provides the essential function of coordinating gene expression between nuclear and mitochondrial genomes. An additional protein shown to support mitochondrial health is PGC1-alpha (peroxisome proliferator activated receptor gamma coactivator-1-alpha). PGC1-alpha has been shown to regulate energy metabolism and is the master regulator of mitochondrial biogenesis and turnover.
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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically validated products under the LifeVantage®, Protandim®, TrueScience®, Petandim®, Axio®, and PhysIQ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically-validated products that activate and empower the body’s ability to work better. We intend to build on our foundation of nutrigenomics with products that activate gene or cell pathways targeting specific benefit areas, provide real results, and are an essential and enjoyable part of everyday life. We are also exploring ways to expand our product delivery systems beyond primarily tablets and capsules, starting with the new TrueScience® Liquid Collagen shots introduced this year. LifeVantage remains committed to helping people look and feel healthy and vibrant at any age by combating sources of premature aging or declining health.
Product Overview
Protandim® Nrf2 Synergizer®
Protandim® Nrf2 Synergizer® is a patented dietary supplement that has been shown in clinical trials to reduce the age-dependent increase in markers of oxidative stress and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
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
Protandim® NAD Synergizer®
Sirtuin activity naturally declines by as much as 60 percent as humans age. Research has long shown that sirtuin activity can be increased by as much as 94 percent through drastic caloric restriction. Protandim® NAD Synergizer® is a dietary supplement which was specifically formulated to target the biochemical pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide) and has been shown to double sirtuin activity in just 24 hours. Sirtuin activity has been linked to multiple health benefits. In addition to being responsible for cellular autophagy (cellular cleanup and renewal process), sirtuins help improve mental focus and concentration, support positive mood and motivation, boost mental and physical energy, aid in maintaining cholesterol levels already in a healthy range, support a healthy vascular system, and promote healthy longevity.
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
LifeVantage® IC Bright®
IC Bright® combines macular carotenoids with vitamins and key ingredients that effectively support your eye and brain health. It helps reduce eye fatigue and strain from use of digital devices, helps promote healthy levels of essential proteins for the brain, and may help support normal sleep patterns, which can be disrupted by blue light exposure.
LifeVantage® Daily Wellness
LifeVantage® Daily Wellness is a dietary supplement designed to strengthen immune health by supporting and balancing the three essential roles of the immune system: barrier, innate and adaptive.

PhysIQ
We sell a full line of weight management products under our PhysIQ brand, which consists of:
•PhysIQ Fat Burn: a supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.
•PhysIQ Prebiotic: a supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.
•PhysIQ Whey Protein: a protein powder designed to satisfy hunger and deliver amino acids to support quick recovery and improved muscle synthesis.
TrueScience® Skin Care
We sell a full line of anti-aging skin care products under our LifeVantage TrueScience® brand, which consists of:
•TrueScience® Liquid Collagen: our first digestible liquid supplement in fully recyclable glass bottles that activates, replenishes, and maintains the body’s production of collagen on the cellular level to support skin firmness and elasticity for healthy, glowing skin.
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
TrueScience® Hair Care
We sell a full line of hair care products under our TrueScience® brand, which consists of:
•TrueScience® Invigorating Shampoo: Mild surfactant and added amino acid blend that cleans hair without drying out the scalp.
•TrueScience® Nourishing Conditioner: Deeply nourishing weightless conditioner that helps hair feel soft and smooth and look fuller and thicker.
•TrueScience® Scalp Serum: A serum that nourishes the scalp to support normal hair growth while soothing all scalp types.
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
•TrueScience® Body Wash: A body wash that hydrates and protects the skin with luxurious manuka honey, cleanses with a fruit acid exfoliant, and supports the skin’s natural resilience with a unique adaptogen complex that includes Siberian ginseng, chaga mushroom and spikemoss.
•TrueScience® Body Butter: A body butter loaded with rich, deep penetrating emollients like mistletoe and cloudberry that provide immediate and lasting relief for dry, distressed skin, it also combines nourishing oils from oat, olive, chia and amaranth seeds that leave the skin looking and feeling healthy and soft. Enhanced with broad-spectrum CBD-enhanced Nrf2 ingredients to protect the skin against the visible effects of free radical damage.
•TrueScience® Deodorant: A deodorant with live fermented enzymes that break down sweat molecules and effectively fight both odor and wetness to address the issue at the source. Hyaluronic acid aids in lowering the skin’s pH under the arm, which helps create an environment where odor-causing bacteria are less prone to flourish. Enriched with passionflower fruit extract, aloe, and CBD-enhanced Nrf2 ingredients, the gentle formula soothes and nourishes underarm skin.
•TrueScience® Soothing Balm: A balm with lipid-rich emollients from a blend of four nourishing seed oils, beeswax, and shea and mango butters create a do-it-all, ultra-intensive balm that leaves skin soft, soothes away stress, and cools with invigorating camphor, eucalyptus, and spearmint.
•TrueScience® Body Rub: A body rub that offers a soothing cool-down for post workout—and post workday—muscles. CBD-enhanced Nrf2 ingredients give the body a boost of tranquility with a cooling sensation.
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
The Vitality Stack includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio. This product stack was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack, we added Protandim® NAD Synergizer® and PhysIQ™ Prebiotic to our Vitality Stack to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. The Protandim® Tri-Synergizer™ consists of our Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer®, and was designed to effectively and synergistically reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks that directly support the following consumer needs: immune support, heart health, energy, well-being, eye health, cognition and memory, metabolism, gut health, skin care, and hair care.
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
Independent Distributors
An independent distributor in our company is an independent contractor who participates in our direct sales opportunity by enrolling through the independent distributor contract process and selling our products. Independent distributors may purchase our products and sell them to others either directly or through our company. We believe our independent distributors are typically entrepreneurs, who believe in our products and desire to earn income through sales commissions and by building their own distributorship business. Many of our independent distributors are attracted by the opportunity to sell unique, scientifically-validated products without incurring significant start-up costs. Independent distributors sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent distributors may purchase product from us for individual and family consumption and for demonstrations, samples and retailing opportunities.
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
We define “active independent distributors” as those independent distributors who have purchased product from us for retail sales or personal consumption during the prior three months. We had approximately 63,000 active independent distributors as of each of the fiscal years ended June 30, 2022 and 2021.
Independent Distributor Compensation
We believe our sales compensation plan is one of the more financially rewarding in the direct selling industry. Our percentage of sales paid to independent distributors as sales compensation and incentives is one of the highest percentages reported in the direct selling industry. Some elements of our sales compensation plan are paid daily, to eligible distributors, and others are paid weekly or monthly. We believe this gives us a competitive advantage and helps retain new distributors by allowing them to receive some sales commissions in a more timely manner from their sales efforts. Our sales compensation plan is intended to appeal to a broad cross-section of people, including those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Our independent distributors earn sales commissions on product sales to their personally enrolled customers and independent distributors and the product sales to customers and independent distributors within their sales organization, or "downline." Our independent distributors can also earn money by purchasing product from us and selling that product to others at their chosen retail price. We pay sales commissions in the local currency of the independent distributor’s home country.
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
Independent distributors represent to us that their receipt of sales commissions is based on their product sales and by product sales of other LifeVantage distributors in their personal marketing organization. We must produce or pre-approve all sales aids used by distributors, such as brochures and online materials. Products may be promoted only through sales materials produced or approved by us. Independent distributors may not use our trademarks or other intellectual property without our written consent.
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
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2022 and 2021, we had approximately 93,000 and 107,000 active customers, respectively.
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
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our approved e-commerce business model. In fiscal year 2022, revenue generated in the United States accounted for approximately 63% of our total revenue and revenue generated from Japan accounted for approximately 18% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2022		2021		2020
Americas	$138,323	67.0%	$154,655	70.2%	$166,336	71.4%
Asia/Pacific & Europe	68,037	33.0%	65,526	29.8%	66,579	28.6%
Total	$206,360	100.0%	$220,181	100.0%	$232,915	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We utilize our network of independent distributors located throughout the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines to market and sell our products. In addition, we utilize our network of in-country social marketers to market and sell our US products in China through our cross-border e-commerce business model. In addition, we have in-house sales, marketing, IT, and customer service groups dedicated to supporting our independent distributors. Support includes training and education, personalized assistance, in-person and digital events, recognition, incentives and promotions, digital and social media content, press coverage, regular communications, as well as a full suite of marketing assets, including content for their websites.
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
Product Liability and Other Insurance
We have product liability insurance coverage for our products that we believe is adequate for our needs. We also maintain commercial property and liability coverage, directors’ and officers’ liability insurance, workers compensation coverage and cyber information security risk insurance policies as well as foreign and other miscellaneous coverage.
Intellectual Property
We use commercially reasonable efforts to protect our intellectual property through patent protection, trademarks and trade secrets, licensed rights and contractual protections, and intend to continue to develop a strong brand identity for our company and our products.
Protandim® Nrf2 Synergizer® is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting its formulations are held by LifeVantage Corporation or our wholly-owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by many issued U.S. patents. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer® formulation. The expected duration of our patent protection via some granted patents for Protandim® Nrf2 Synergizer® is at least through approximately March 2025 and we continue to research and file new composition and method patents in the U.S. for enhanced and improved product formulations that will extend our patent protection for a variety of product formulations and methods. During fiscal year 2018, we received other patents for personal care or skin care products. These patents expire approximately February 2036. In fiscal year 2021, we filed additional U.S. patents that, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf1 Synergizer®; Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer® products when these three products (also called the Tri-Synergizer™ pack) are used together.
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
Direct Antioxidants
Vitamin C, Vitamin E, other vitamin/mineral antioxidants, and other sources of externally derived antioxidants may be considered competitors of Protandim® Nrf2 Synergizer® but they are mechanistically distinct from Protandim® Nrf2 Synergizer®. These other sources of antioxidants do not increase the body’s elimination of oxidants using internal antioxidant enzymes. Our research indicates that Protandim® Nrf2 Synergizer® increases production of anti-fibrotic gene products including antioxidant enzymes, such as superoxide dismutase and catalase, within the cells of the body. We believe that the body’s internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants.
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
Eye Health Products
There are many companies that market eye health supplements and we anticipate additional companies will likely continue to develop products that are competitive with our IC Bright®.
Personal Skin Care Market
In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based, Nrf2 and CBD enhanced skin and personal care products. We also now compete in the growing global liquid collagen market and believe we can compete with our triple action formula that has been shown to deliver visible results in only 30 days as it activates, replenishes and maintains collagen levels. Our product is a unique blend featuring sustainably sourced, hydrolyzed fish collagen that delivers 10 different types of peptides – significantly more than most competitive products – plus a unique red quinoa extract that has been shown to up regulate genes associated with collagen production and down regulate those that produce enzymes that break down collagen.
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

Potential FDA and Other Regulation
We could become subject to additional laws or regulations administered by the FDA, FTC, or other federal, state, local or international regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In recent years, there also has been increased pressure in the United States to further regulate cosmetics. In general, the regulatory environment is becoming more complex with increasingly strict regulations. In March of 2022, the FTC gave notice of a new potential rulemaking concerning false, misleading and unsubstantiated earnings claims. The Direct Selling Association, which represents many direct selling companies publicized its filed comments and cited “already robust ethics and self-regulation in direct selling.” The Direct Selling Association asserted that the DSSRC “has a strong track record of monitoring the market for potentially problematic claims and engaging in quick and effective follow-up to address the relatively rare instances where it finds that distributors are making questionable claims, usually in social media.”
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
Employees
As of June 30, 2022 and 2021, we had 259 and 263 full-time employees, respectively. As of June 30, 2022, 187 of our full-time employees were based in the United States, 31 were based in Japan and a total of 10 were based in the Philippines, 9 in Thailand, 9 in Taiwan, 4 in Mexico, 4 in Australia, 3 in Singapore, 1 in Hong Kong, and 1 in Canada. We do not include our independent distributors in our number of employees because our independent distributors are independent contractors and not employees. We outsource our manufacturing, warehousing and shipping operations.
Corporate Responsibility and Sustainability
We understand that long-term value creation for stockholders is our core responsibility. We are investing in a number of sustainability initiatives, including reducing the environmental impact of our business activities and products, improving the global human condition, providing a positive working environment and engaging with our stakeholders regarding these initiatives.
Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our customers and independent distributors, work to generate long-term value for our stockholders and contribute to the broader public through charitable programs, including LifeVantage Legacy LLC. In turn, we offer competitive compensation and direct their focus on the long-term goals of our stockholders and independent distributors. We have been named one of the Best Places to Work by the Direct Selling News for six years in a row, which reflects our commitment to create a great work environment for our employees.
Environment: We are committed to reducing our impact on the environment and creating awareness about sustainability. We will strive to improve our environmental performance over time and to initiate additional projects and activities that will further reduce our impacts on the environment. Our commitment to the environment extends to our customers, our independent distributors, our employees, and the global communities in which we operate. We comply with applicable environmental regulations and strive to prevent pollution whenever possible. We are increasing our efforts to train our employees and independent distributors on our environmental program and empower them to contribute and participate. We are committed to continually improve over time by striving to measure our environmental impacts and by setting goals to reduce these impacts each year. Some examples of our efforts include:
•Created a digital starter kit to replace the prior hard copy version in an effort to reduce the use of materials like paper and plastic;
•Utilized furniture in our new office made from 80+% recycled content;
•Designed our corporate office with furniture sourced from U.S. Green Building Council and LEED Platinum certified vendor;

•Included sustainability as one of our corporate core values, and committed to continually look for ways to minimize our impact on the environment including using more easily recycled packaging for the launch of our new products in our TrueScience® line and ensuring the new products score low on the Think Dirty scale;
•Engaged our stakeholders by establishing a sustainability committee comprised of independent distributors to meet periodically during the year to receive feedback on initiatives important to them. This committee met three times during the year and discussed potential sustainability partners, finding more easily recyclable packaging and other packaging concerns;
•Continued a more flexible work from home structure for corporate employees, including positions that are now permanently work from home, reducing our impact on the environment with fewer vehicles on the road commuting to and from the office;
•Implemented an environmental policy using the feedback from our stakeholders to help formalize our focus on sustainability and began using environmental auditing in our selection process for new partners;
•Switched to more easily recyclable bottles and cartons for product packaging, including replacing plastic bags with paper cartons for our energy drink products and using a fully recyclable glass bottle and cap for the recently launched TrueScience® Liquid Collagen product line;
•Began sourcing shipping boxes made from Sustainable Forestry Initiative (SFI) certified corrugate material;
•Created sharable videos that our independent distributors can use with our sustainability efforts; and
•Focused on working with fish oil suppliers and fisheries who are Marine Stewardship Council (MSC) certified.
Social/Community: We believe that our legacy isn’t the past, it’s the future we create. This belief informed our effort to sponsor the formation of LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world. LifeVantage Legacy helps the leaders of tomorrow by touching a million lives across the world today. From simply helping a child in need to supporting initiatives that uplift entire communities, our goal is simple - give future generations the support and resources they need to live happier, healthier lives one child at a time. One of the best parts of LifeVantage is our commitment to leaving places better than we find them.
•For the past 8 years, other than in 2020 due to the COVID-19 pandemic, during the holidays, employees, independent distributors and their families have traveled to Puerto Penasco, Mexico, and built over 25 homes for families in need.
•In fiscal year 2022, we provided monetary donations through our 501(c)(3) non-profit organization, to those affected by the war in Ukraine, typhoon Odette in the Philippines, relief efforts in Louisiana, USA after hurricane Ida and women's shelters in Orlando, FL and Cabo San Lucas, Mexico.
•We have partnered with local refugee foundations to provide needed items for kids and cleaning supplies for their homes.
•At our company-sponsored incentive trips, we make sure to take time and give back to the local communities. At our global convention, those who attended in person tied fleece blankets for local children’s hospitals. At our Elite training event, we spent a day working with a local after school center organizing the building, cleaning and providing new kitchen equipment so that the school could better serve the community, as well as participated in a local cleanup effort at a historic local pond that was impacted by flooding the day before.
•We engaged our stakeholders by establishing a social committee comprised of independent distributors to meet periodically during fiscal 2022 to receive feedback on initiatives important to them. This committee met three times during the year and discussed diversity, inclusive marketing materials and community service opportunities.
•We have a human rights policy to formalize our auditing and commitment to align internationally with human rights philosophies in how we conduct business. LifeVantage began auditing its key partners in fiscal 2022.
•We measured our employee's engagement level and requested anonymous feedback during the fiscal year and implemented changes to address the feedback. We are pleased with being named a Best Place to Work by Direct Selling News (as nominated by our employees) for the sixth year in a row. We have set up monthly lunches between our employees and our executives to continue the culture of asking questions and providing transparency.
Governance: We endeavor to continue to strengthen and improve our corporate governance and executive compensation practices. We adopted an equity ownership policy to reinforce our belief that executives and directors who believe in the future of our company should have meaningful equity holdings in LifeVantage. In addition, we adopted a majority standard for the election of directors on our board.
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
The reports filed with the Securities and Exchange Commission, or SEC, by us and by our officers, directors, and significant stockholders are available for review on the SEC’s website at www.sec.gov. Such reports are also available free of charge through the investor relations section of our website at www.lifevantage.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.
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
During fiscal year 2022, we have continued to be mindful of COVID-19 and the disruptions it can have on an office environment. From July 2021 through the date of this filing, we have experienced fewer disruptions at the corporate level as we transitioned our corporate workforce from a remote working environment to a hybrid work from home / work from the office environment. Our independent distributors continue to experience disruptions related to the COVID-19 pandemic. In Japan, independent distributors are still required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to possibly enroll as an independent distributor before presenting our products and business opportunity. This requirement has inhibited independent distributors from connecting with potential new independent distributors virtually or through social media from time to time during the fiscal year whenever temporary lockdown responses to COVID-19 were issued. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise continue to significantly reduce the ability for our independent distributors to meet people in person and commence the enrollment process in some areas of the world. Our independent distributors have begun to adapt their approach for customer outreach and sales, including transitioning to a stronger social media presence, in an effort to sustain their sales volume. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our customers or independent distributors to continue to purchase our products due to decreased disposable income.
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
We may not be successful in expanding our operations. Although we have been selling our products through our direct selling network since fiscal year 2009, we still may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, primarily as a result of the impact of our business of the COVID-19 pandemic, our total revenue has declined each year for the past two fiscal years. In addition, from time to time, we are compelled to terminate one or more of our independent distributors for actions contrary to their contractual obligations with us. In the past, some of these terminations have caused disruption among our independent distributors, and such terminations or resulting disruption in the future may negatively impact our revenue. Additionally, we may not be successful in keeping our leading independent distributors focused and motivated or in aligning their goals with our company goals. We also have limited experience expanding into new geographic markets. This limited experience was a contributing factor to the conduct that led to the independent review conducted by our audit committee in 2016. Although we are seeking to grow our business, if we fail to effectively manage operations in our existing markets and/or expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
We may not succeed in growing existing markets or opening new markets.
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sell our products in China through our China approved cross-border e-commerce business model. In fiscal year 2022, we generated approximately 37% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets and grow our existing markets. In some of our international markets, we have experienced unexpected difficulties which have resulted in adverse consequences to our business and financial results, including declining revenue, limitations on in person meetings as a result of the COVID-19 pandemic, and disruption to our business as we implemented changes to our systems and independent distributor enrollment requirements as a result of the independent review conducted by our audit committee in 2016. In addition, the COVID-19 pandemic delayed our plans to also expand into other markets and may adversely impact our plans to expand into new markets in the near future. Our business and financial results may also be negatively impacted if a particular market or new business model, such as our China cross border e-commerce business model, is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
We intend to continue our efforts to expand our product portfolio and may seek to do so by acquiring products by license or through product or company acquisitions. If cash generated from operations is insufficient to satisfy our requirements in this regard, we may need to raise additional capital, which may be dilutive to our existing stockholders. If we are unable to raise additional required capital in a timely manner, we could be forced to reduce our growth plans.
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
We entered into a Financing Agreement in March 2016, which was subsequently amended in May 2018 and February 2019, that provides for a credit facility consisting of a term loan in an aggregate principal amount of $10 million and a revolving loan facility in an aggregate principal amount not to exceed $5 million. During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan. The revolving loan facility was again amended in April 2021 to extend the maturity date to March 2024. As of June 30, 2022 and 2021, there is no outstanding balance on the revolving loan facility. The principal amount of any borrowings under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay any future principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
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
Although we generate revenue through the sale of other products, we primarily rely on our Protandim® and TrueScience® product lines for our revenue, which collectively represent approximately 76.8% of our total revenue. We do not currently have a diversified portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. If we are unable to sustain or increase the price or sales levels for the Protandim® and TrueScience® product lines, our business could be harmed.
If we are unable to retain our existing customers and independent distributors or attract additional customers and independent distributors, our revenue will not increase and may decline further.
Our customers may cease purchasing product at any time and for any reason. Our independent distributors may terminate their services at any time, and we can and have in the past terminated distributors for conduct violative of our policies and procedures. As such, like most direct selling companies, we have experienced and are likely to continue to experience turnover among both customers and independent distributors. Over the past two years, we have seen a decrease in the number of domestic independent distributors. The departure for any reason of one of our leading independent distributors can be a major disruption to other independent distributors and can have a significant negative impact on our sales and operating results. Independent distributors who join our Company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent distributors, we cannot accurately predict the number or sales productivity of our independent distributors.
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
One of our most significant areas of risk with respect to independent distributor activities relates to improper product claims and claims regarding the distributor business opportunity of being an independent distributor. Any determination by the Food and Drug Administration, Federal Trade Commission, any state agency or other similar governmental agency outside the United States that we or our independent distributors are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers or lead to consumer lawsuits against us. When we experience growth in the number of our independent distributors, we have seen an increase in sales aids and promotional material being produced by independent distributors and distributor groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product, marketing, or business opportunity claims in violation of our policies and applicable regulations. As we expand internationally, our independent distributors sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. For example, some of our independent distributors have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. These or other activities by our independent distributors that violate applicable laws or regulations could subject us to legal or regulatory claims or actions, which could result in fines, penalties or negative publicity, any of which could have an adverse impact on our business.
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
Disruptions to or significantly increased costs associated with transportation and other distribution channels for our products may adversely affect our margins and profitability.
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
We have implemented measures in our manufacturing process that are designed to prevent and detect defects in our products, including contaminants. However, such measures may not prevent or reveal defects or detect contaminants in our products and such defects and contaminants may not become apparent until after our products have been sold into the market. Accordingly, there is a risk that product defects will occur, or that our products will contain foreign contaminants, and that such defects and contaminants will require a product recall. We do not maintain product recall insurance. In the past, we commenced a voluntary recall of certain lots of Protandim® Nrf2 Synergizer® to alleviate safety concerns related to certain batches of turmeric extract, an ingredient in Protandim® Nrf2 Synergizer® we purchase from third-party suppliers. Product recalls and subsequent remedial actions can be expensive to implement and could have a material adverse effect on our business, results of operations and financial condition. In addition, product recalls could result in negative publicity and public concerns regarding the safety of our products, either of which could harm the reputation of our products and our business and could cause the market value of our common stock to decline.
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
We are subject to risks related to a Global Not For Resale Program
We have opened a Global Not For Resale program, which allows customers from around the world to purchase limited amounts of our products for their individual consumption. Under this program, customers from other countries are able to set up a U.S. customer account and associated U.S. address and payment method to drop-ship their order to a third-party vendor in the US, who will then ship the products to the customer’s global location with any customs and/or duties being the sole responsibility of the ordering customer.
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
From time to time, we are involved in various legal matters, both as a plaintiff and as defendant. While we believe the suits against us are without merit, they are costly to defend and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.

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
The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both and may determine that a particular claim or statement of nutritional support that we make to support the marketing of a dietary supplement is an impermissible drug claim, or is an unauthorized version of a “health claim.” The FDA, the FTC, or state attorneys general may also determine that a particular claim we make for our products is not substantiated. Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA or other regulators could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenue from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
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
In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over dietary supplements and the FTC over the direct selling industry. The FDA may strengthen the regulation of dietary supplements by modernizing its oversight of dietary supplements and the FTC may strengthen the regulation of business opportunity claims, among other things. Our business could be harmed if more restrictive legislation or regulation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent distributors have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our independent distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be forced to alter our marketing materials and/or refund or disgorge funds. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute dietary supplements or impose additional burdens or requirements on dietary supplement companies or require us to reformulate our products.

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
Our flagship product line, Protandim®, competes in the dietary supplements market, which is large, highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities than we do. We believe some of these competitors with greater resources are currently working on developing and releasing products that will compete directly with the Protandim® product line and be marketed as NRF1 and Nrf2 activators. One or more of these products could significantly reduce the demand for the Protandim® product line and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, trademarks, trade secrets, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, our patents or various contractual protections may not adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information and may not be successful in such defense.
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
We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate globally or in specific markets where we operate, consumer discretionary spending may decline and demand for our products may be reduced. A decrease in consumer discretionary spending would cause sales in our products to decline and adversely impact our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our products. Our inability or failure to do so could harm our business, financial condition, and results of operations. As the world moves into new phases of the pandemic, with new variants emerging, and inflation on the rise, macroeconomic conditions may continue to trend downward for a more prolonged period than expected.
Economic, political, and other risks associated with our international operations could adversely affect our revenue and international growth prospects.
As part of our business strategy, we intend to continue to expand and grow our international presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion or growth of our international operations will increase the effects of these risks. These risks include, among others:
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

As previously disclosed, in fiscal year 2016, we were delinquent in the filing of our periodic reports with the SEC and, as a result, were not in compliance with the continued listing requirements of the Nasdaq Stock Market. Accordingly, we were subject to having our stock delisted from trading on Nasdaq though we later were successful in regaining compliance with the Nasdaq continued listing requirements. However, there can be no assurance that our common stock will not be subject to delisting by Nasdaq in the future. If our common stock were to be delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. In addition, if our common stock were to be delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
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
If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate.
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
We believe that the facilities under our leases are sufficient to meet our needs for the foreseeable future.
Warehouse Facilities
Since fiscal year 2010, Maersk E-Commerce Logistics (formerly Visible Supply Chain Management and IntegraCore, LLC) has provided fulfillment services to us, including services relating to procurement, warehousing, ordering, processing and shipping. We have also entered into arrangements to receive similar services in each of our international markets.
ITEM 3 — LEGAL PROCEEDINGS
See Note 14 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the Company's legal proceedings.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock began trading on the Nasdaq Capital Market under the symbol "LFVN" in September 2012. Our common stock was previously quoted on the OTC Bulletin Board under the symbol “LFVN". On October 19, 2015, the Company effected a one-for-seven reverse stock split.

Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2022, we had 92 stockholders of record and 12.5 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our stockholder records.
Stock Performance Graph
The following line graph and table compares the cumulative total stockholder return on our common stock with the cumulative total return of (i) the Nasdaq Composite Index and (ii) a market-weighted index of publicly-traded peer companies (the "Peer Group") for the period from June 30, 2017 through June 30, 2022. The data shown assumes an investment on June 30, 2017 of $100 and reinvestment of all dividends into additional shares of the same class of equity, if applicable, to the stock or index. There is no expectation that the rate of return achieved in the prior 5 years will be achievable in the upcoming years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2022
400.00
300.00
200.00
100.00
0.00
2017
2018
2019
2020
2021
2022
Lifevantage Corporation
NASDAQ Composite - Total Returns
Peer Group

The Peer Group consists of the following companies, which compete in our industry and product categories: Nature's Sunshine Products, Inc.; Nu Skin Enterprises, Inc.; Mannatech, Incorporated; Herbalife LTD.; Reliv International, Inc.; Avon Products, Inc.; USANA Health Sciences, Inc. and Tupperware Brands Corporation.

Measured Period	LFVN	Nasdaq Composite	Peer Group
June 30, 2017	$100.00	$100.00	$100.00
June 30, 2018	$147.11	$123.60	$118.48
June 30, 2019	$299.77	$133.22	$92.53
June 30, 2020	$312.24	$169.11	$90.69
June 30, 2021	$169.75	$245.60	$123.75
June 30, 2022	$101.22	$188.07	$65.93

Dividends
On May 3, 2022, we announced a quarterly cash dividend of $0.03 per common share in an aggregate amount of $0.4 million that was paid on May 31, 2022, to stockholders of record on May 17, 2022. Additionally, the 2016 Credit Facility, as amended, contains customary covenants that, among other things, restrict our ability to pay dividends absent consent from our lender. In May 2022, we received consent from our lender to pay out the quarterly cash dividend of $0.03 per common share to our stockholders. We currently expect that a comparable cash dividend will be paid each quarter for the foreseeable future.
The declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.
Purchases of Equity Securities
On November 27, 2017, our board of directors approved a stock repurchase plan, which was subsequently amended on February 1, 2019. Under the plan, we are authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board of directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended June 30, 2022, we repurchase 0.1 million shares of our common stock under this repurchase plan.
The following table provides information with respect to all purchases made by the Company during the three months ended June 30, 2022. All purchases listed below were made at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$28,133,664
May 1 - May 31	18,748	$4.16	18,748	$28,055,645
June 1 - June 30	84,643	$4.50	84,643	$27,674,586
Total	103,391		103,391
Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.
ITEM 6 — SELECTED FINANCIAL DATA
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP.
The consolidated statement of operations data for each of the fiscal years ended June 30, 2022, 2021 and 2020, and the consolidated balance sheet data as of June 30, 2022 and 2021, have been derived from our consolidated financial statements audited by WSRP, LLC, an independent registered public accounting firm, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the fiscal years ended June 30, 2019 and 2018, and the consolidated balance sheet data as of June 30, 2021, 2020, 2019 and 2018, have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended June 30,
	2022	2021	2020	2019	2018
(In thousands, except per share data)
Statement of Operations Data:
Revenue, net	$206,360	$220,181	$232,915	$225,958	$203,204
Cost of sales	38,097	38,187	37,964	37,973	34,848
Gross profit	168,263	181,994	194,951	187,985	168,356
Operating expenses:
Commissions and incentives	97,263	103,541	111,571	108,620	98,193
Selling, general and administrative	63,425	60,838	67,914	69,551	59,840
Total operating expenses	160,688	164,379	179,485	178,171	158,033
Operating income	7,575	17,615	15,466	9,814	10,323
Other expense:
Interest expense	(10)	(17)	(120)	(323)	(456)
Other income (expense), net	(669)	(366)	(685)	(261)	(319)
Impairment of investment	(2,205)	—	—	—	—
Total other expense	(2,884)	(383)	(805)	(584)	(775)
Income before income taxes	4,691	17,232	14,661	9,230	9,548
Income tax expense	(1,571)	(4,338)	(3,112)	(1,801)	(3,787)
Net income	$3,120	$12,894	$11,549	$7,429	$5,761
Net income per share:
Basic	$0.24	$0.92	$0.82	$0.53	$0.41
Diluted	$0.24	$0.90	$0.79	$0.50	$0.41
Weighted-average shares outstanding:
Basic	12,886	14,070	14,105	14,005	13,992
Diluted	13,069	14,268	14,599	14,980	14,136

	As of June 30,
	2022	2021	2020	2019	2018
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,190	$23,174	$22,138	$18,824	$16,652
Working capital	21,229	22,855	18,849	16,993	15,133
Total assets	70,706	78,732	58,877	55,273	51,142
Current liabilities	25,728	25,199	25,019	26,195	23,805
Long-term debt, net of unamortized discount	—	—	—	—	3,412
Total liabilities	39,190	41,925	25,623	28,074	29,195
Total stockholders' equity	31,516	36,807	33,254	27,199	21,947
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
The success and growth of our business is primarily based on the effectiveness of our independent distributors to attract and retain customers in order to sell our products and our ability to attract and retain independent distributors. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically-validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, and Daily Wellness dietary supplements, our line of Nrf2 enhanced TrueScience® skin, hair, bath & body, and targeted relief products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system;
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
Impact of COVID-19 on Our Business
The pandemic caused by COVID-19 has continued to disrupt and adversely affect our business in fiscal year 2022. As of the date of this filing, we have experienced multiple disruptions at times at the corporate level as we have transitioned our corporate workforce from a remote working environment, to a hybrid work from home/work in the office schedule. We have continued to experience temporary closures of some of our overseas showrooms and will call locations in international markets and have experienced cancelled multiple planned large group events in order to comply with group meeting restrictions in certain markets. Our independent distributors have also experienced disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits independent distributors from connecting with potential new independent distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise negatively affected the ability for independent distributors to meet people in person and commence the enrollment process. To mitigate these effects and in an effort to sustain their sales volume, our independent distributors have adapted their approach for customer outreach and enrollment, including transitioning to a stronger social media presence. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
We have made modifications and are evaluating additional potential modifications that may be needed, to protect our supply chain and preserve adequate liquidity to ensure that our business can continue to operate during uncertain times. Near the end of fiscal year 2020 we transitioned all of our corporate employees to a work from home model and during July 2021 we began to implement a hybrid schedule with opportunities for employees to return back to the office. That hybrid schedule continues to be in effect today. To date, our employees are performing and adapting well with the evolving environment. With respect to liquidity, we are evaluating and taking actions to ensure that we continue to responsibly manage expenses across our organization.
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

Our Products
Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ , ProBio and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support and strengthen immune health. Our TrueScience® line of anti-aging skin and hair care, and CBD Nrf2 enhanced, bath & body, targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Beauty Serum, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn, PhysIQ Prebiotic and PhysIQ Whey Protein, all formulated to aid in weight management. IC Bright® helps support eye and brain health, reduce eye fatigue and strain, supports cognitive functions, and may help support normal sleep patterns. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products. The following table shows revenues by major product line for the fiscal years ended June 30, 2022, 2021 and 2020:

	Years ended June 30,
	2022		2021		2020
Protandim® product line	$135,616	65.7%	$150,272	68.2%	$156,335	67.1%
TrueScience® product line	22,877	11.1%	22,617	10.3%	23,739	10.2%
Other	47,867	23.2%	47,292	21.5%	52,841	22.7%
Total	$206,360	100.0%	$220,181	100.0%	$232,915	100.0%
Our revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2022, 2021 and 2020. On a combined basis, these product lines represent approximately 76.8%, 78.5% and 77.3% of our total net revenue for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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

	As of June 30,
	2022		2021		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	37,000	58.7%	41,000	65.1%	(4,000)	(9.8)%
Asia/Pacific & Europe	26,000	41.3%	22,000	34.9%	4,000	18.2%
Total Active Independent Distributors	63,000	100.0%	63,000	100.0%	—	—%

Active Customers
Americas	69,000	74.2%	78,000	72.9%	(9,000)	(11.5)%
Asia/Pacific & Europe	24,000	25.8%	29,000	27.1%	(5,000)	(17.2)%
Total Active Customers	93,000	100.0%	107,000	100.0%	(14,000)	(13.1)%

Active Accounts
Americas	106,000	67.9%	119,000	70.0%	(13,000)	(10.9)%
Asia/Pacific & Europe	50,000	32.1%	51,000	30.0%	(1,000)	(2.0)%
Total Active Accounts	156,000	100.0%	170,000	100.0%	(14,000)	(8.2)%
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

	For the fiscal years ended June 30,
	2022		2021		2020
Americas	$138,323	67.0%	$154,655	70.2%	$166,336	71.4%
Asia/Pacific & Europe	68,037	33.0%	65,526	29.8%	66,579	28.6%
Total	$206,360	100.0%	$220,181	100.0%	$232,915	100.0%
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
Results of Operations
For the fiscal years ended June 30, 2022, 2021 and 2020, we generated net revenue of $206.4 million, $220.2 million and $232.9 million, respectively, recognized operating income of $7.6 million, $17.6 million and $15.5 million, respectively, and recognized net income of $3.1 million, $12.9 million and $11.5 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated(1):

	For the fiscal years ended June 30,
	2022	2021	2020
Revenue, net	100.0%	100.0%	100.0%
Cost of sales	18.5	17.3	16.3
Gross profit	81.5	82.7	83.7
Operating expenses:
Commissions and incentives	47.1	47.0	47.9
Selling, general and administrative	30.7	27.6	29.2
Total operating expenses	77.8	74.6	77.1
Operating income	3.7	8.1	6.6
Other expense:
Interest expense	—	—	(0.1)
Other expense, net	(0.3)	(0.2)	(0.3)
Impairment of investment	(1.1)	—	—
Total other expense	(1.4)	(0.2)	(0.3)
Income before income taxes	2.3	7.9	6.3
Income tax expense	(0.8)	(2.0)	(1.3)
Net income	1.5%	5.9%	5.0%
(1) Certain percentages may not add due to rounding.
Comparison of Fiscal Years Ended June 30, 2022 and 2021
Revenue, net. We generated net revenue of $206.4 million and $220.2 million during the fiscal years ended June 30, 2022 and 2021, respectively. The overall decrease in revenue is attributed mainly to a reduction of 8.2% in total active accounts during fiscal year 2022. Revenue in the United States, Japan, Canada and Europe declined on a year over year basis, partially offset by increases of 10.7% in our Australia and New Zealand market, 18.5% in our Greater China market, and the addition of the Philippines in fiscal year 2022. During the prior year, we launched several limited time and permanent flavors of Axio®, our energy drink mixes, launched our new LifeVantage® Daily Wellness product, and rolled out six new products in our TrueScience® Body & Bath and Targeted Relief product lines and a line extension to our TrueScience® skin care line. During our October 2021 global convention, we launched our new IC Bright® product, and rolled out our TrueScience® Liquid

Collagen product during our Activate 2022 event held in June 2022. Foreign currency fluctuations negatively impacted our net revenue $4.5 million or 2.0%.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2022 and 2021 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2022	2021	% change
United States	$130,932	$144,897	(9.6)%
Other	7,391	9,758	(24.3)%
Americas Total	$138,323	$154,655	(10.6)%
Revenue in the Americas region for the fiscal year ended June 30, 2022 decreased $16.3 million, or 10.6%, compared to the prior year. Total active accounts decreased 10.9% in the region compared to the prior fiscal year which drove the decrease in revenue. We believe that our total active accounts number was negatively impacted by the COVID-19 global pandemic as we were unable to hold some of our in-person training events and our independent distributors were not able to conduct in person opportunity and training meetings as frequently as they had before COVID-19. We launched several new products during fiscal year 2022, both during our October 2021 global convention and our Activate 2022 convention held in June 2022. As a result of these launches and continued efforts from our distributors and employees, we hope to see revenue growth in the Americas region in the upcoming fiscal year.
Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2022 and 2021 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2022	2021	% change
Japan	$36,810	$41,173	(10.6)%
Australia & New Zealand	12,280	11,095	10.7%
Greater China	5,655	4,771	18.5%
Other	13,292	8,487	56.6%
Asia/Pacific & Europe Total	$68,037	$65,526	3.8%
Revenue in the Asia/Pacific and Europe region for the fiscal year ended June 30, 2022 increased $2.5 million, or 3.8%, compared to the prior year. Revenue in the region was negatively impacted approximately $4.6 million, or 7.1%, by foreign currency exchange rate fluctuations.
Revenue in our Japan market decreased 10.6% year over year on a U.S. Dollar basis and 0.7% on a constant currency basis. During the fiscal year ended June 30, 2022, the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $3.7 million or 8.9%. The decline in revenue related to foreign currency was offset by increase in revenues in our other markets during the fiscal year ended June 30, 2022.
Revenue in our Australia and New Zealand markets increased $1.2 million, or 10.7%, during fiscal year 2022. We continue to see synergies between our Australian and New Zealand independent distributor organizations and customer bases, increasing our ability to attract experienced direct selling leaders and further driving the growth within the region.
Revenue in our Greater China region increased by 18.5% year over year as we experienced revenue growth in our Taiwan market, due, in part, to a slight recovery from the global pandemic. We have refined our mainland China cross-border e-commerce business model and have recognized revenue growth through this channel during the fiscal year ended June 30, 2022.
Revenue in our Philippines market was $4.1 million during fiscal year 2022. This market launched in November 2021 and has seen increase revenues during each month since inception. Revenue in Thailand has grown year over year due to increases in active independent distributors. Europe remained stable during the fiscal year 2022 relative to the prior year.
Overall, we are encouraged with our increase in total active distributor accounts in our Asia/Pacific and Europe region, which grew by 18.2% on a year over year basis, primarily from the Philippines, Thailand and Taiwan.

Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. During fiscal year 2022,we successfully launched two new products, completed a full on the ground launch of the Philippines. In October 2021, we held our global convention, our first major event with in person attendance since the start of the COVID-19 global pandemic and held several others throughout fiscal year 2022. We continued the refinement and expansion of our product offerings internationally during fiscal year 2022 and have plans for continued product expansion in fiscal year 2023 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup.
During fiscal year 2023, our main focus will be to increase our average account base through concentrating our efforts on the enrollment of new independent distributors, who will in turn help grow the business through incremental product sales, and on increasing the number of accounts that place an order in the month following their initial enrollment. We will continue investing in our red carpet program, which we believe has increased our ability to attract and retain strong distributor leadership and is a significant opportunity to drive revenue growth throughout our markets. We remain committed to further expanding the functionality and availability of our mobile application, which we believe will aid independent distributors in initiating and expanding their businesses.
Gross Margin. Cost of sales were $38.1 million for the fiscal year ended June 30, 2022, and $38.2 million for the fiscal year ended June 30, 2021, resulting in a gross margin of $168.3 million, or 81.5%, and $182.0 million, or 82.7%, respectively. The decrease in gross margin as a percentage of revenue is primarily due to increased raw material and manufacturing related costs, inventory obsolescence costs and shipping to customer expenses during the current fiscal year.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2022 were $97.3 million or 47.1% of revenue compared to $103.5 million or 47.0% of revenue for the fiscal year ended June 30, 2021. The decrease of $6.2 million in fiscal year 2022 was due to the decrease in revenue. Commissions and incentives expenses as a percentage of revenue increased slightly during the comparable periods due the continued refinement and the timing and magnitude of our various promotional and incentive programs during the year.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2022 were $63.4 million or 30.7% of revenue compared to $60.8 million or 27.6% of revenue for the fiscal year ended June 30, 2021. The increase in selling, general, and administrative expenses as a percentage of revenue during the current fiscal year primarily was due to the decrease in revenue and increased events and travel expenses as a result of changes to our event schedule and the easing of COVID-19 related travel and associated group meeting restrictions. These increases were partially offset from a decrease in incentive compensation during the year and decreased executive severance and transition expenses.
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
Interest Expense. Interest expense for the fiscal year ended June 30, 2022 was $10,000 as compared to $17,000 for the fiscal year ended June 30, 2021.
Other Expense, Net. We recognized other expense, net, for the fiscal year ended June 30, 2022 of $0.7 million as compared to $0.4 million for the fiscal year ended June 30, 2021. The increase of $0.3 million was primarily due to the impact of foreign currency fluctuations recognized during fiscal year 2022.
Impairment of Investment. We recognized an impairment of $2.2 million on our investment in Gig Economy Group ("GEG") during fiscal year 2022 as we determined our investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products.
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2022 was $1.6 million as compared to income tax expense of $4.3 million for the fiscal year ended June 30, 2021.
The effective tax rate was 33.5% of pre-tax income for the fiscal year ended June 30, 2022, compared to 25.2% for the fiscal year ended June 30, 2021. The increase in the effective tax rate for fiscal year 2022 compared to the prior year is mainly due to the change in valuation allowance on the impairment of GEG investment.

Our provision for income taxes for the fiscal year ended June 30, 2022 consisted primarily of federal, state, and foreign tax on anticipated fiscal year 2022 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2022 decreased to $3.1 million compared to $12.9 million for the fiscal year ended June 30, 2021.
Comparison of Fiscal Years Ended June 30, 2021 and 2020
For a discussion of our results of operations for the fiscal year 2021 compared with fiscal year 2020, refer to “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 19, 2021.
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
At June 30, 2022, our cash and cash equivalents were $20.2 million. This represented an decrease of $3.0 million from the $23.2 million in cash and cash equivalents as of June 30, 2021.
During the fiscal year ended June 30, 2022, our net cash provided by operating activities was $8.0 million as compared to net cash provided by operating activities of $16.3 million during the fiscal year ended June 30, 2021. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2022 primarily was due to decreases in net income and increases in prepaid expenses, offset by the impairment of our investment in GEG and increases in accounts payable.
During the fiscal year ended June 30, 2022, our net cash used in investing activities was $1.5 million, as a result of the purchase of fixed assets. During the fiscal year ended June 30, 2021, our net cash used in investing activities was $3.7 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the fiscal year ended June 30, 2022 was $9.0 million, as a result of the repurchase of company stock, the payment of a cash dividend and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2021 was $11.5 million, as a result of the repurchase of company stock and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan.
At June 30, 2022 and 2021, the total amount of our foreign subsidiary cash was $7.0 million and $9.2 million, respectively. Under current U.S. tax law, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2022, we had working capital (current assets minus current liabilities) of $21.2 million compared to working capital of $22.9 million at June 30, 2021. The decrease in working capital primarily was due to decreases in cash offset slightly by increases in accounts receivable and prepaid expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. In May 2022, we received consent from our lender to pay out the quarterly cash dividend of $0.03 per common share to our stockholders.
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
As of June 30, 2022, we were not in compliance with the financial covenant related to the minimum fixed charge coverage ratio under the 2016 Credit Facility, as amended. As of June 30, 2022, there was no balance outstanding on this credit facility, We have requested, and were granted, a waiver related to this covenant violation as of June 30, 2022. We are in the process of renegotiating the terms of the amended 2016 Credit Facility and expect that a revised loan agreement will be in place in the first quarter of fiscal 2023.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of June 30, 2022 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations (1)	$18,460	$3,369	$3,635	$3,333	$8,123
Other operating obligations (2)	15,920	15,920	—	—	—
Total	$34,380	$19,289	$3,635	$3,333	$8,123

(1)	Operating lease obligations include current and future obligations associated with corporate office leases.
(2)	Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
At June 30, 2022 and 2021, we had no off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of June 30, 2022, our shipments of products sold totaling approximately $18.5 million were subject to our return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at June 30, 2022, compared with $0.2 million at June 30, 2021. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the fiscal years ended June 30, 2022 and 2021, we recognized expenses of $1.5 million and $0.4 million, respectively, related to obsolete and slow-moving inventory.
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
Foreign Currency Risk
During the fiscal year ended June 30, 2022, approximately 37% of our net revenue was realized outside of the United States. The local currency of each international subsidiary is generally the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. Dollar and will be negatively impacted by a strengthening of the U.S. Dollar. Currency fluctuations, however, have the opposite effect on our expenses incurred outside the United States. Given the large portion of our business derived from Japan, any weakening of the Japanese Yen will negatively impact our reported revenue and profits, whereas a strengthening of the Japanese Yen will positively impact our reported revenue and profits. Because of the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts. We do not use derivative financial instruments for trading or speculative purposes. As of June 30, 2022, we did not have any derivative instruments. A 10% strengthening of the U.S. Dollar compared to all of the foreign currencies in which we transact business would have resulted in a 3.3% decrease of our 2022 fiscal year revenue, in the amount of $6.8 million.
Following are the average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets:

	Year ended June 30, 2022				Year ended June 30, 2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Japan	110.10	113.64	116.22	129.68	106.14	104.45	106	109.48
Australia	1.36	1.37	1.38	1.40	1.40	1.37	1.29	1.3
Hong Kong	7.78	7.79	7.81	7.85	7.75	7.75	7.76	7.77
Mexico	20.02	20.76	20.52	20.03	22.08	20.55	20.36	20.04
Canada	1.26	1.26	1.27	1.28	1.33	1.3	1.27	1.23
Thailand	32.98	33.43	33.09	34.43	31.38	30.64	30.33	31.40
Europe	0.85	0.87	0.89	0.94	0.86	0.84	0.83	0.83
Taiwan	27.87	27.84	28.00	29.44	29.36	28.49	28.09	27.98
Singapore	1.35	1.36	1.35	1.38	1.37	1.35	1.33	1.33
Philippines	50.20	50.49	51.60	52.73	48.94	48.32	48.33	48.22
China	6.47	6.40	6.35	6.61	6.92	6.63	6.49	6.46
Inflation Risk
As of the date of filing of this Annual Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our products. Our inability or failure to do so could harm our business, financial condition, and results of operations.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2022.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2022.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
WSRP, LLC, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal year 2023 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit to 3.1 to Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

4.1	Form of Common Stock Certificate	Exhibit to 4.1 to Form 8-K filed on March 13, 2018.

4.2	Description of Capital Stock	Filed herewith.

10.1#	LifeVantage Sales Compensation Plan	Filed herewith.
10.3(a)#	LifeVantage Corporation 2010 Long-Term Incentive Plan effective as of September 27, 2010 and as amended as of August 21, 2014	Annex A to Proxy Statement on Schedule A filed on October 6, 2014.

10.3(b)#	Form of Nonstatutory Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.3(c)#	Form of Incentive Stock Option Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-175104) filed on June 23, 2011.

10.3(d)#	Form of Amended and Restated Stock Unit Agreement for the LifeVantage Corporation 2010 Long-Term Incentive Plan	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2016 filed on May 4, 2016.

10.4*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage Corporation and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.5*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.6*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage Corporation and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.7	Form of Director and Officer Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.8	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.9	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.10#	CEO Offer Letter between the Company and Steven R. Fife dated January 31, 2021	Exhibit 10.1# to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.11#	Amended and Restated Key Executive Benefit Package between the Company and Steven R. Fife dated January 31, 2021	Exhibit 10.2# to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.12#	Forms of Key Executive Benefits Package	Filed herewith.

10.13#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Filed herewith.

10.14#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 27, 2017

10.15#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 27, 2017

10.16	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

10.17	Change in Terms Agreement dated April 1, 2021 by and between Zions Bank and the Company	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.18	Second Loan Modification Agreement dated February 1, 2019 by and between Zions Bank and the Company	Exhibit 10.1 to the Form 8-K filed on February 4, 2019

10.19#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to the Form 8-K filed on November 19, 2018

10.20	Lease Agreement between Traverse Ridge Center III and LifeVantage Corporation dated November 14, 2019	Exhibit 10.1 to Form 10-Q on January 28, 2020

14.1	Code of Business Conduct and Ethics	Filed herewith.

21.1	List of Subsidiaries	Filed herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
23.1	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

#	Management contract or compensatory plan.
*	The Company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEVANTAGE CORPORATION

By:	/s/ Steven R. Fife
Steven R. Fife
President and Chief Executive Officer
Date:	August 23, 2022

By:	/s/ Carl A. Aure
Carl A. Aure
Chief Financial Officer
Date:	August 23, 2022
Each person whose individual signature appears below hereby constitutes and appoints Steven R. Fife with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Steven R. Fife	August 23, 2022	President and Chief Executive Officer (Principal Executive Officer)
Steven R. Fife

/s/ Garry Mauro	August 23, 2022	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	August 23, 2022	Director
Michael A. Beindorff

/s/ Erin Brockovich	August 23, 2022	Director
Erin Brockovich

/s/ Raymond B. Greer	August 23, 2022	Director
Raymond B. Greer

/s/ Cynthia Latham	August 23, 2022	Director
Cynthia Latham

/s/ Darwin K. Lewis	August 23, 2022	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of LifeVantage Corporation
Lehi, Utah

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2022, and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2022, expressed an unqualified opinion.
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
Cost Method Investment Impairment Analysis
Description of the Matter
As discussed in Note 6 to the consolidated financial statements, the Company has an equity investment without a readily determinable fair value. The Company has elected the measurement alternative for this investment and valued the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company performs an impairment indicator analysis each year. The impairment test is performed using a qualitative evaluation. During the fourth quarter of fiscal year ended June 30, 2022, the Company determined its equity investment had significantly declined as a result of the business failing to achieve profitability due to a weak market environment for its products. The Company determined the book value of its equity investment exceeded the fair value and concluded the decline was other than temporary, resulting in the Company recording an impairment charge of $2.2 million.
The primary procedures we performed to address this critical audit matter include:
1.Obtained an understanding of the impairment analysis prepared by management and evaluated the conclusions reached around the impairment of the equity investment.
2.Tested management assumptions and analysis.
3.Assessed management’s key indicators regarding impairment considerations compared to tests of underlying data.
4.Interviewed the audit committee chairman, and management of the Company related to the conclusions reached that the equity investments was impaired.

/s/ WSRP, LLC

We have served as the Company's auditor since 2016.
Salt Lake City, Utah
August 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of LifeVantage Corporation
Lehi, Utah

Opinion on Internal Control over Financial Reporting
We have audited LifeVantage Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated August 23, 2022, expressed an unqualified opinion.
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
/s/ WSRP, LLC

Salt Lake City, Utah
August 23, 2022

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$20,190	$23,174
Accounts receivable	3,338	2,925
Income tax receivable	1,752	1,038
Inventory, net	16,472	16,145
Prepaid expenses and other	5,205	4,772
Total current assets	46,957	48,054

Property and equipment, net	9,500	11,123
Right-of-use assets	11,040	13,700
Intangible assets, net	587	719
Deferred income tax asset	1,289	1,208
Equity securities	—	2,205
Other long-term assets	1,333	1,723
TOTAL ASSETS	$70,706	$78,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,462	$6,744
Commissions payable	7,285	8,138
Income tax payable	453	830
Lease liabilities	2,601	2,151
Other accrued expenses	7,927	7,336
Total current liabilities	25,728	25,199

Long-term lease liabilities	13,154	16,032
Other long-term liabilities	308	694
Total liabilities	39,190	41,925
Commitments and contingencies — Note 14
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,493 and 13,609 issued and outstanding as of June 30, 2022 and 2021, respectively	1	1
Additional paid-in capital	131,075	129,048
Accumulated deficit	(98,437)	(92,346)
Accumulated other comprehensive (loss) income	(1,123)	104
Total stockholders’ equity	31,516	36,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,706	$78,732
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2022	2021	2020
(In thousands, except per share data)
Revenue, net	$206,360	$220,181	$232,915
Cost of sales	38,097	38,187	37,964
Gross profit	168,263	181,994	194,951
Operating expenses:
Commissions and incentives	97,263	103,541	111,571
Selling, general and administrative	63,425	60,838	67,914
Total operating expenses	160,688	164,379	179,485
Operating income	7,575	17,615	15,466
Other expense:
Interest expense	(10)	(17)	(120)
Other expense, net	(669)	(366)	(685)
Impairment of investment	(2,205)	—	—
Total other expense	(2,884)	(383)	(805)
Income before income taxes	4,691	17,232	14,661
Income tax expense	(1,571)	(4,338)	(3,112)
Net income	$3,120	$12,894	$11,549
Net income per share:
Basic	$0.24	$0.92	$0.82
Diluted	$0.24	$0.90	$0.79
Weighted-average shares outstanding:
Basic	12,886	14,070	14,105
Diluted	13,069	14,268	14,599
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,227)	(40)	82
Other comprehensive (loss) income, net of tax:	(1,227)	(40)	82
Comprehensive income	$1,893	$12,854	$11,631
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2022, 2021 and 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2019	14,114	$1	$127,096	$(99,960)	$62	$27,199
Cumulative effect of adoption of accounting principle	—	—	—	508	—	508
Balances, July 1, 2019	14,114	$1	$127,096	$(99,452)	$62	$27,707
Stock-based compensation	—	—	4,837	—	—	4,837
Exercise of options	25	—	76	—	—	76
Common stock issued under employee stock purchase plan	64	—	653	—	—	653
Common stock issued under equity award plans	910	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(413)	—	(6,246)	—	—	(6,246)
Repurchase of company stock	(387)	—	—	(5,404)	—	(5,404)
Currency translation adjustment	—	—	—	—	82	82
Net income	—	—	—	11,549	—	11,549
Balances, June 30, 2020	14,313	$1	$126,416	$(93,307)	$144	$33,254
Stock-based compensation	—	—	2,152	—	—	2,152
Exercise of options	289	—	1,379	—	—	1,379
Common stock issued under employee stock purchase plan	59	—	517	—	—	517
Common stock issued under equity award plans	230	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(86)	—	(1,416)	—	—	(1,416)
Repurchase of company stock	(1,196)	—	—	(11,933)	—	(11,933)
Currency translation adjustment	—	—	—	—	(40)	(40)
Net income	—	—	—	12,894	—	12,894
Balances, June 30, 2021	13,609	$1	$129,048	$(92,346)	$104	$36,807
Stock-based compensation	—	—	1,768	—	—	1,768
Exercise of options	30	—	133	—	—	133
Common stock issued under employee stock purchase plan	68	—	372	—	—	372
Common stock issued under equity award plans	169	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(39)	—	(246)	—	—	(246)
Repurchase of company stock	(1,344)	—	—	(8,833)	—	(8,833)
Cash dividends	—	—	—	(378)	—	(378)
Currency translation adjustment	—	—	—	—	(1,227)	(1,227)
Net income	—	—	—	3,120	—	3,120
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2022	2021	2020
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,120	$12,894	$11,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,261	3,460	2,777
Stock-based compensation	1,768	2,036	4,919
Amortization of right-of-use assets	1,786	2,365	2,323
Impairment of investment	2,205	—	—
Gain on sale of fixed assets	—	(7)	—
Amortization of deferred financing fees	—	—	7
Amortization of debt discount	—	—	39
Deferred income tax	(81)	955	364
Changes in operating assets and liabilities:
Accounts receivable	(614)	(265)	(539)
Income tax receivable	(713)	(1,036)	1,237
Inventory, net	(1,186)	(2,069)	(152)
Prepaid expenses and other	(551)	486	(29)
Other long-term assets	139	59	(483)
Accounts payable	824	3,214	(1,648)
Income tax payable	(377)	46	193
Other accrued expenses	357	(3,659)	432
Lease liabilities	(1,644)	(1,913)	(2,698)
Other long-term liabilities	(335)	(293)	35
Net Cash Provided by Operating Activities	7,959	16,273	18,326
Cash Flows from Investing Activities:
Purchase of equipment	(1,530)	(3,741)	(2,681)
Proceeds from sale of fixed assets	—	7	—
Net Cash Used in Investing Activities	(1,530)	(3,734)	(2,681)
Cash Flows from Financing Activities:
Repurchase of company stock	(8,833)	(11,933)	(5,405)
Payment of cash dividends	(378)	—	—
Payment on term loan	—	—	(1,500)
Shares purchased as payment of tax withholding and other	(246)	(1,416)	(6,246)
Proceeds from common stock issued under employee stock purchase plan	372	517	653
Exercise of options and warrants	133	1,379	76
Net Cash Used in Financing Activities	(8,952)	(11,453)	(12,422)
Foreign Currency Effect on Cash	(461)	(50)	91
(Decrease) Increase in Cash and Cash Equivalents	(2,984)	1,036	3,314
Cash and Cash Equivalents — beginning of period	23,174	22,138	18,824
Cash and Cash Equivalents — end of period	$20,190	$23,174	$22,138

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended June 30,
	2022	2021	2020
(In thousands)
Non Cash Investing and Financing Activities:
Increase in property and equipment and lease liabilities from lease incentives	$—	$3,543	$—
Conversion of convertible notes receivable to equity securities	$—	$—	$2,205
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10	$17	$44
Cash paid for income taxes	$2,601	$4,017	$1,623
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the "Company" or "we" or "our" or "us") is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent distributors as well as a financially rewarding commission-based direct sales opportunity to its independent distributors. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company also sells its products in a number of countries to customers for personal consumption only. In addition, the Company sells its products in China through a China approved cross-border e-commerce business model.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, and Daily Wellness dietary supplements. TrueScience® is the Company's line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
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
In March 2018, following approval by the Company's stockholders at its fiscal year 2018 Annual Meeting of Stockholders, the Company changed its state of incorporation from Colorado to Delaware pursuant to a plan of conversion. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company's common stock was adjusted to $0.0001. All directors and officers of the Colorado corporation held the same position within the Delaware corporation on the date of reincorporation.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain other prior period balances have also been reclassified to conform to the current period presentation.
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
Equity securities held by the Company are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are instead subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), in certain circumstances (e.g., when there is evidence of impairment).
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less to be cash and cash equivalents.
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2022 and 2021 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2022 or 2021 is not necessary. No bad debt expense was recorded for the fiscal years ended June 30, 2022, 2021 and 2020.
Inventory
As of June 30, 2022 and 2021, inventory consisted of (in thousands):

	As of June 30,
	2022		2021
Finished goods	$12,674	76.9%	$12,225	75.7%
Raw materials	3,798	23.1%	3,920	24.3%
Total inventory	$16,472	100.0%	$16,145	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $0.5 million at June 30, 2022 and 2021, respectively, related to obsolete and slow-moving inventory.
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2022 and 2021, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2022 and 2021, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2022, the Company had $15.4 million in cash accounts at one financial institution and $4.8 million in other financial institutions. As of June 30, 2022 and 2021, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
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
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2022, 2021 and 2020 were $0.7 million, $0.7 million and $0.9 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, updated as needed for changes in corporate tax rates. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company recognizes tax liabilities or benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized would be the largest liability or benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement.
Income Per Share
Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the fiscal years ended June 30, 2022, 2021 and 2020, the effects of approximately 0.2 million, 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2022	2021	2020
Numerator:
Net income	$3,120	$12,894	$11,549
Denominator:
Basic weighted-average common shares outstanding	12,886	14,070	14,105
Effect of dilutive securities:
Stock awards and options	183	198	494
Diluted weighted-average common shares outstanding	13,069	14,268	14,599
Net income per share, basic	$0.24	$0.92	$0.82
Net income per share, diluted	$0.24	$0.90	$0.79
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
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2022	2021
United States	$19,790	$22,696
Japan	$1,869	$3,363
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+, ProBio, and Daily Wellness dietary supplements, TrueScience® skin, hair, bath & body and targeted relief, IC Bright®, Petandim®, Axio® nootropic energy drink mixes, and the PhysIQ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2022 and 2021, the Company’s return liability reserve, net was $0.1 million and $0.2 million, respectively.
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Years ended June 30,
	2022	2021	2020
Americas	$138,323	$154,655	$166,336
Asia/Pacific & Europe	68,037	65,526	66,579
Total revenue	$206,360	$220,181	$232,915
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2022	2021	2020
United States	$130,932	$144,897	$155,480
Japan	$36,810	$41,173	$42,343
Major Products
The Company's revenue is largely attributed to two product lines, Protandim® and TrueScience®, which each accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2022, 2021, and 2020. On a combined basis, the Protandim® and TrueScience® product lines represent approximately 76.8%, 78.5% and 77.3% of the Company's total revenue for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The following table shows revenue by major product line for the fiscal years ended June 30, 2022, 2021 and 2020:

	Years ended June 30,
	2022		2021		2020
Protandim® product line	$135,616	65.7%	$150,272	68.2%	$156,335	67.1%
TrueScience® product line	22,877	11.1%	22,617	10.3%	23,739	10.2%
Other	47,867	23.2%	47,292	21.5%	52,841	22.7%
Total	$206,360	100.0%	$220,181	100.0%	$232,915	100.0%
Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2022	2021
Equipment (includes computer hardware and software)	$17,781	$16,850
Furniture and fixtures	1,320	1,211
Leasehold improvements	6,034	6,037
Vehicles	51	51
Accumulated depreciation	(15,686)	(13,026)
Total property and equipment, net	$9,500	$11,123
Depreciation expense totaled $3.1 million, $3.3 million and $2.6 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2022	2021
Patent costs	$2,330	$2,330
Accumulated amortization	(1,988)	(1,856)
Total definite-lived intangible assets, net	342	474

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$587	$719
Amortization expense totaled $0.1 million, $0.1 million and $0.1 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. As of June 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was 2.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the three succeeding fiscal years.
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of equity securities held by the Company without readily determinable fair values was $2.2 million at June 30, 2021. During the fiscal year ended June 30, 2021, there were no price changes or impairments recognized. During the fourth quarter of fiscal year ended June 30, 2022, the Company determined its investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. The Company determined the book value of its investment exceeded its fair value and concluded this decline in value was other than temporary. The Company recorded non-cash impairment charges of $2.2 million related to these equity securities.
Note 7 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2022	2021
Accrued incentive compensation	$708	$1,497
Accrued severance	263	—
Other taxes payable	1,753	1,959
Accrued other expenses	1,901	1,657
Accrued payable to vendors	461	847
Deferred revenue	78	319
Accrued incentives and promotions to distributors	2,763	1,057
Total other accrued expenses	$7,927	$7,336
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock without prior approval, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain a certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. In May 2022, the Company received consent to pay out the quarterly cash dividend of $0.03 per common share to stockholders.
As of June 30, 2022, the Company was in not in compliance with its financial covenant related to the minimum fixed charge coverage ratio under the 2016 Credit Facility, as amended. As of June 30, 2022, there was no balance outstanding on this credit facility. The Company requested, and was granted, a waiver related to this covenant violation as of June 30, 2022. The Company is in the process of renegotiating the terms of the amended 2016 Credit Facility and expects that a revised loan agreement will be in place in the first quarter of fiscal 2023.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 9 — Stockholders’ Equity
During the fiscal years ended June 30, 2022, 2021 and 2020, the Company issued 30,000, 0.3 million and 25,000 shares, respectively, of common stock as a result of the exercise of options. During the fiscal years ended June 30, 2022, 2021 and 2020, the Company issued 0.2 million, 0.2 million and 0.9 million shares, respectively, under the Company's equity incentive plans. During the fiscal years ended June 30, 2022, 2021 and 2020, 39,000, 0.1 million and 0.4 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the fiscal years ended June 30, 2022, 2021 and 2020, the Company sold 0.1 million, 0.1 million and 0.1 million shares under its 2019 Employee Stock Purchase Plan, respectively.
On November 27, 2017, the Company's board of directors approved a stock repurchase plan, which was subsequently amended on February 1, 2019. Under the plan, the Company was authorized to repurchase up to $15.0 million of its outstanding shares through November 27, 2020. On August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. The repurchase program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management, in accordance with applicable securities laws. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During year ended June 30, 2022, the Company purchased 1.3 million shares of its common stock at an aggregate purchase price of $8.8 million under this repurchase program. During the fiscal year ending June 30, 2021, the Company purchased 1.2 million shares of its common stock at an aggregate purchase price of $11.9 million under this repurchase program. At June 30, 2022, there is $27.7 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the designation and issuance shares of preferred stock. However, as of June 30, 2022, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
On May 3, 2022, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to stockholders of record as of May 17, 2022 and was paid on May 31, 2022. Quarterly cash dividend for the year ended June 30, 2022 totaled 0.4 million, or $0.03 per share. In August 2022, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on September 15, 2022, to stockholders of record on September 2, 2022.
The declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.
Note 10 — Share-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company’s common stock can be issued under the 2007 Plan in connection with the grant of awards. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of June 30, 2022 there were no stock option awards outstanding under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain eligible employees, directors and consultants. A maximum of 1.0 million shares of the Company’s common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices between $9.31 and $19.74 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of June 30, 2022, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 20,000 shares of the Company’s common stock.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, November 15, 2018, and November 12, 2020, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares, and 650,000 shares respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of June 30, 2022, a maximum of 2.9 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 2,440,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2007 Plan and 2010 Plan. As of June 30, 2022, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.

Cash-Settled Plans
Performance Units
The Company adopted a performance incentive plan effective July 1, 2017 (the "Fiscal Year 2018 Performance Plan"). The Fiscal Year 2018 Performance Plan is intended to provide selected employees an opportunity to earn performance-based cash bonuses whose value is based upon the Company’s stock value and to encourage such employees to provide services to the Company and to attract new individuals with outstanding qualifications. The Fiscal Year 2018 Performance Plan seeks to achieve this purpose by providing for awards in the form of performance share units (the “Units”). No shares will be issued under the Fiscal Year 2018 Performance Plan. Awards may be settled only with cash and will be paid subsequent to award vesting. The fair value of share-based compensation awards, that include performance shares, are accounted for as liabilities. Vesting for the Units is subject to achievement of both service-based and performance-based vesting requirements. Performance-based vesting occurs in three installments if the Company meets certain performance criteria generally set for each year of a three-year performance period. The service-based vesting criteria occurs in a single installment at the end of the third fiscal year after the awards are granted if the participant has continuously remained in service from the date of award through the end of the third fiscal year. The fair value of these awards is based on the trading price of the Company's common stock and is remeasured at each reporting period date until settlement.
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
Upon vesting of the phantom units, the awards were partially settled in cash and partially settled with the issuance of restricted stock units. The restricted stock units were issued on January 8, 2019 and vest in a single installment after a one-year vesting period, subject to continued service through the vesting date. On January 8, 2020, the restricted stock units were fully vested. As of June 30, 2022 and 2021, there were no restricted stock units outstanding related to the phantom units.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan ("ESPP") was adopted by its board of directors in September 2018 and its stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of June 30, 2022, 0.2 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the fiscal years ended June 30, 2022, 2021, and 2020, 0.1 million, 0.1 million, and 0.1 million shares of common stock were purchased under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2022, stock-based compensation of $1.8 million was reflected as an increase to additional paid in capital. For the fiscal years ended June 30, 2021 and 2020, stock-based compensation of $2.2 million and $4.8 million, respectively, was reflected as an increase to additional paid in capital and a reduction of $0.1 million and increase of $0.1 million, respectively, was reflected in other accrued expenses, all of which was employee related.
At June 30, 2022, there was $2.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2010 and 2017 Plans, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.83 years.
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
There were no stock option grants during the fiscal years ended June 30, 2022, 2021 and 2020.
The following is a summary of stock option activity for the fiscal years ended June 30, 2022, 2021 and 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2019	527	$5.12

Granted	—	$—
Exercised	(25)	3.00		$283
Forfeited	(1)	20.09
Expired or Canceled	(5)	4.11
Outstanding at June 30, 2020	496	5.12

Granted	—	$—
Exercised	(289)	4.77		$1,590
Forfeited	(20)	4.82
Expired or Canceled	(9)	6.19
Outstanding at June 30, 2021	178	5.96

Granted	—	$—
Exercised	(30)	4.44		$108
Forfeited	(2)	16.12
Expired or Canceled	(54)	5.93
Outstanding at June 30, 2022	92	6.23	4.39	$—
Exercisable at June 30, 2022	92	$6.23	4.39	$—

Restricted Stock Awards
The following is a summary of restricted stock award activity during the fiscal years ended June 30, 2022, 2021 and 2020:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2019	90	$7.87

Granted	30	$15.20
Vested	(80)	8.19
Forfeited	—	—
Nonvested at June 30, 2020	40	12.74

Granted	41	$11.14
Vested	(40)	12.74
Forfeited	—	—
Nonvested at June 30, 2021	41	11.14

Granted	66	$6.85
Vested	(41)	11.14
Forfeited	—	—
Nonvested at June 30, 2022	66	6.85
The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2022, 2021 and 2020 was $0.3 million, $0.5 million and $1.0 million, respectively.
Restricted Stock Units
The following is a summary of restricted stock units activity during the fiscal years ended June 30, 2022, 2021 and 2020:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2019	340	$13.81

Granted	122	$13.64
Vested	(221)	13.87
Forfeited	(2)	12.92
Nonvested at June 30, 2020	239	13.68

Granted	202	$12.77
Vested	(135)	13.07
Forfeited	(121)	14.60
Nonvested at June 30, 2021	185	12.54

Granted	321	$6.60
Vested	(92)	13.17
Forfeited	(80)	9.18
Nonvested at June 30, 2022	334	7.36

The total vesting date fair value of restricted stock units that vested during the fiscal years ended June 30, 2022, 2021, and 2020 was $0.6 million, $1.6 million, and $3.3 million, respectively.
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
The following is a summary of performance restricted stock units activity during the fiscal years ended June 30, 2022, 2021 and 2020:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2019	450	$7.71

Granted	357	$6.96
Vested	(658)	5.88
Forfeited	(40)	15.02
Nonvested at June 30, 2020	109	13.61

Granted(1)	49	$14.50
Vested(1)	(55)	13.08
Forfeited	(91)	14.39
Nonvested at June 30, 2021	12	13.85

Granted	176	$7.23
Vested(1)	(10)	13.63
Forfeited	(177)	7.26
Nonvested at June 30, 2022	1	15.2

(1)	Includes shares added based on achievement of performance goals in excess of target.
The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2022, 2021, and 2020 was $0.1 million, $0.6 million, and $10.1 million, respectively.
Cash-Settled Performance Units
The following is a summary of cash-settled performance units activity during the fiscal year ended June 30, 2020:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019, nonvested	50

Granted	—	$—
Vested	(42)	—
Forfeited	(8)	7.68
Outstanding at June 30, 2020, nonvested	—
The fair value of vested awards under the cash-settled performance plan for the fiscal years ended June 30, 2020 was $0.4 million, respectively. All vested awards under the cash-settle performance plan were cash-settled as of June 30, 2021. Payments of $0.4 million and $0.3 million were made to settle vested cash-settled performance units during the fiscal years ended June 30, 2021 and 2020, respectively.

Note 11 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2022	2021	2020
Foreign currency transaction gain (loss), net	$(646)	$201	$(434)
Loss on settlement of forward contract	(64)	(571)	(368)
Gain on disposal of fixed assets	—	7	3
Other income (expense), net	41	(3)	114
Total other expense, net	$(669)	$(366)	$(685)
Note 12 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2022, 2021 and 2020 consists of the following (in thousands):

	Year ended June 30,
	2022	2021	2020
Income Before Income Taxes:
Domestic	$1,613	$15,233	$12,817
International	3,078	1,999	1,844
	$4,691	$17,232	$14,661
Current Taxes:
Federal	$255	$2,146	$1,297
State	237	510	332
Foreign	1,195	730	1,113
Total Current Income Tax Provision	$1,687	$3,386	$2,742
Deferred Taxes:
Federal	$(391)	$897	$316
State	(43)	197	71
Foreign	318	(142)	(17)
Total Deferred Income Tax Provision	$(116)	$952	$370
Net Income Tax Provision	$1,571	$4,338	$3,112

The effective income tax rate for the fiscal years ended June 30, 2022, 2021 and 2020 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	3.6%	3.8%
Foreign tax rate difference	12.9%	2.1%	1.4%
Tax return to provision true-up	(4.3)%	(0.7)%	0.0%
Limit on future stock compensation due to 162(m)	0.1%	1.7%	2.3%
Foreign withholding tax	1.3%	0.4%	3.3%
Other differences	1.0%	1.5%	1.9%
Revalue of deferred for change in federal tax rate	0.1%	0.1%	(0.1)%
Permanent differences:
— stock based compensation	3.9%	(2.3)%	(13.6)%
— current year section 162(m) limitation	0.0%	0.0%	1.6%
— foreign derived intangible income deduction	(6.5)%	(0.6)%	(0.5)%
— tax credits	(16.0)%	(1.4)%	(2.3)%
— meals and entertainment	0.1%	0.1%	0.4%
— removal of permanent reinvestment assertion in Japan	4.6%	0.0%	0.0%
— other permanent differences	2.2%	0.9%	1.8%
Change in valuation allowance	13.1%	(1.2)%	0.2%
Net income tax provision	33.5%	25.2%	21.2%
The components of the deferred tax assets and liabilities as of June 30, 2022 and 2021 are as follows (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$292	$271
Stock option compensation	232	444
Accrued vacation, allowance for returns, bonuses & other	3,923	2,104
Gross deferred tax asset	$4,447	$2,819

Deferred tax liabilities:
Patents and trademarks	$(78)	$(99)
Property & equipment	(1,996)	(1,250)
Other	(409)	(189)
Gross deferred tax liabilities	(2,483)	(1,538)
Less: valuation allowance	(675)	(73)
Deferred tax assets, net	$1,289	$1,208
During fiscal 2022, the Company impaired its investment in GEG Corporation for book purposes. The Company performed an analysis and determined that for tax purposes the loss would be capital in nature, but that the tax event had not yet occurred. The Company recorded a deferred tax asset for the loss in the current year, but recorded a full valuation allowance against the deferred tax asset because the Company believes that when the tax event does occur, it will not be able to utilize the capital loss within the carryback or carryforward period. This valuation allowance is the main driving factor behind the Company's increased tax rate in fiscal 2022.
During fiscal 2022, the Company removed its permanent reinvestment assertion in Japan. As a result, the Company recorded provisions for withholding tax that it will pay to Japan and income taxes it will pay to various states when the cash is repatriated from Japan to Singapore. During the year, the Company made a check the box election for LifeVantage Asia to be taxed as a DRE of the parent company, so dividends from Japan to Singapore are treated as received by the United States for USA income tax purposes. The Company also recorded an unborn foreign tax credit related to the 965(a) PTEP in Japan that will be given a partial FTC when the cash is repatriated. Japan also has E&P in the 965(b) PTEP basket, but is not allowed to take a foreign tax credit against that income. It also has E&P in the 951A basket. The Company has historically had little or no excess FTC limitation in the 951A basket and has therefore chosen not to record the unborn foreign tax credit related to that basket.
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
In fiscal 2020, LifeVantage recorded an uncertain tax position related to withholding taxes in Taiwan. During fiscal 2021, the Company determined that this liability was owed, and moved it out of the UTP into taxes payable. In fiscal 2022, the Company made the payment. The Company applied for a reduced withholding rate with the Taiwan government and was advised by its tax service providers who assisted with the application to hold payment until after a decision was made on the application. Near the end of fiscal 2021, the Taiwan government approved the application, and accordingly, LifeVantage made the required payments in the beginning of fiscal 2022.
The beginning balance, ending balance, and changes to the liability for uncertain tax positions for the fiscal years ending June 30, 2021 and 2020 are as follows (in thousands):

	June 30,
	2022	2021
Unrecognized tax benefits, beginning of period	$—	$480
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	(480)
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Currency adjustment	—	—
Unrecognized tax benefits, end of period	$—	$—
The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2019 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2018 through present. In addition, the IRS and state tax authorities may examine net operating losses ("NOLs") for any previous years if utilized by the Company.
As of June 30, 2022, the Company had utilized all of its Federal NOL carry-forwards. The net operating losses were to expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2022, state NOLs were $6.5 million and foreign NOLs were $0.3 million.
The total recognized tax benefit from settlement of stock based awards for the fiscal years ending June 30, 2022 and 2021, was $0.2 million and $8,000, respectively.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2018 through June 30, 2022.
Note 13 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to ten years. As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.51 years and 3.27%, respectively.
For the fiscal years ended June 30, 2022, 2021, and 2020, operating lease expense was $3.2 million, $3.6 million, and $2.7 million, respectively.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	June 30, 2022	June 30, 2021
Operating cash outflows from operating leases	$2,709	$2,536
Right-of-use assets obtained in exchange for lease obligations	$—	$15,725
Maturity of lease liabilities at June 30, 2022 are as follows (in thousands):

Year ended June 30,	Amount
2023	$3,070
2024	1,985
2025	1,606
2026	1,646
2027	1,687
Thereafter	8,123
Total	18,117
Less: imputed interest	(2,362)
Present value of lease liabilities	$15,755

Note 14 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2022, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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

Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiffs' amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the former Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim is time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, and the Plaintiffs did not amend their complaint following the Court’s order to re-plead unjust enrichment. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. On February 2, 2021, the Court issued an amended scheduling order that reflects the parties’ agreement on a schedule for discovery and other litigation matters. On June 15, 2021, the plaintiffs filed their motion for class certification, and on July 13, 2021, the defendants, including LifeVantage Corporation, filed their opposition brief that opposed class certification. On July 27, 2021, the Plaintiffs filed their reply to the Company's opposition brief. The court held a hearing for the motion for class certification on March 28, 2022. On April 19, 2022, the court issued an order denying the Plaintiff’s motion for class certification. The case has been stayed by the Court as of June 24, 2022 and is currently stayed until September 23, 2022. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
Note 15 — Related Party Transactions
The Company has entered into a series of agreements with GEG for outsourced software application development services. The Company and GEG have also entered into a common stock purchase agreement. For discussion related to the common stock purchase agreement, see Note 6. Two members of the Company's board of directors serve on the GEG board of directors. During the fiscal year ended June 30, 2020, the Company paid $1.2 million to GEG for software application development services. No payments were made to GEG for software and application development services during the fiscal years ended June 30, 2022 and 2021.
Note 16 — Interim Financial Results (Unaudited)
The following summarizes selected quarterly financial information for quarterly periods during the fiscal years ended June 30, 2022 and 2021:

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY RESULTS
(in thousands except per share data)

	Fiscal Quarter				Year ended June 30, 2022
	First	Second	Third	Fourth
Revenue, net	$53,224	$52,189	$50,004	$50,943	$206,360
Gross profit	43,793	42,512	40,347	41,611	168,263
Net income (loss)	$3,316	$79	$1,141	$(1,416)	$3,120
Per common share:
Income (loss) per share, basic	$0.25	$0.01	$0.09	$(0.11)	$0.24
Income (loss) per share, diluted	$0.25	$0.01	$0.09	$(0.11)	$0.24

	Fiscal Quarter				Year ended June 30, 2021
	First	Second	Third	Fourth
Revenue, net	$54,827	$59,007	$51,570	$54,777	$220,181
Gross profit	45,429	48,818	42,752	44,995	181,994
Net income	$2,451	$3,812	$1,724	$4,907	$12,894
Per common share:
Income per share, basic	$0.17	$0.27	$0.12	$0.36	$0.92
Income per share, diluted	$0.17	$0.26	$0.12	$0.35	$0.90