Form 10-Q
period 2022-09-30
Lifevantage Corp
filed 2022-11-02
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 1, 2022 was 12,569,302.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	June 30, 2022
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,619	$20,190
Accounts receivable	1,916	3,338
Income tax receivable	—	1,752
Inventory, net	18,636	16,472
Prepaid expenses and other	4,752	5,205
Total current assets	42,923	46,957

Property and equipment, net	9,403	9,500
Right-of-use assets	10,410	11,040
Intangible assets, net	554	587
Deferred income tax asset	3,044	1,289
Other long-term assets	1,266	1,333
TOTAL ASSETS	$67,600	$70,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,846	$7,462
Commissions payable	7,367	7,285
Income tax payable	107	453
Lease liabilities	2,397	2,601
Other accrued expenses	5,052	7,927
Total current liabilities	22,769	25,728

Long-term lease liabilities	12,642	13,154
Other long-term liabilities	299	308
Total liabilities	35,710	39,190
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,560 and 12,493 issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	1	1
Additional paid-in capital	131,726	131,075
Accumulated deficit	(98,204)	(98,437)
Accumulated other comprehensive loss	(1,633)	(1,123)
Total stockholders’ equity	31,890	31,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,600	$70,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2022	2021
(In thousands, except per share data)
Revenue, net	$51,774	$53,224
Cost of sales	9,942	9,431
Gross profit	41,832	43,793
Operating expenses:
Commissions and incentives	23,813	24,105
Selling, general and administrative	16,729	15,076
Total operating expenses	40,542	39,181
Operating income	1,290	4,612
Other expense:
Interest expense, net	—	(3)
Other expense, net	(438)	(177)
Total other expense	(438)	(180)
Income before income taxes	852	4,432
Income tax expense	(242)	(1,116)
Net income	$610	$3,316
Net income per share:
Basic	$0.05	$0.25
Diluted	$0.05	$0.25
Weighted-average shares outstanding:
Basic	12,457	13,394
Diluted	12,495	13,469
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(510)	$(135)
Other comprehensive loss, net of tax	(510)	(135)
Comprehensive income	$100	$3,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516

Stock-based compensation	—	—	602	—	—	602
Common stock issued under equity award plans	48	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(17)	—	(72)	—	—	(72)
Common stock issued under employee stock purchase plan	36	—	121	—	—	121
Cash dividends	—	—	—	(377)	—	(377)
Currency translation adjustment	—	—	—	—	(510)	(510)
Net income	—	—	—	610	—	610
Balances, September 30, 2022	12,560	$1	$131,726	$(98,204)	$(1,633)	$31,890
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2022	2021
(In thousands)
Cash Flows from Operating Activities:
Net income	$610	$3,316
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	841	793
Stock-based compensation	602	645
Amortization of right-of-use assets	143	558
Deferred income tax	(1,755)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable	1,326	(366)
Income tax receivable	1,751	1,039
Inventory, net	(2,568)	(45)
Prepaid expenses and other	415	(877)
Other long-term assets	1	13
Accounts payable	429	(1,891)
Income tax payable	(346)	640
Other accrued expenses	(2,248)	(1,873)
Lease liabilities	(235)	(384)
Other long-term liabilities	(311)	(21)
Net Cash (Used in) Provided by Operating Activities	(1,345)	465
Cash Flows from Investing Activities:
Purchase of property and equipment	(727)	(378)
Net Cash Used in Investing Activities	(727)	(378)
Cash Flows from Financing Activities:
Repurchase of company stock	—	(3,492)
Payment of cash dividends	(377)	—
Shares canceled or surrendered as payment of tax withholding and other	(72)	(139)
Proceeds from common stock issued under employee stock purchase plan	121	175
Exercise of options	—	133
Net Cash Used in Financing Activities	(328)	(3,323)
Foreign Currency Effect on Cash	(171)	(9)
Decrease in Cash and Cash Equivalents:	(2,571)	(3,245)
Cash and Cash Equivalents — beginning of period	20,190	23,174
Cash and Cash Equivalents — end of period	$17,619	$19,929
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$3
Cash paid for income taxes	$439	$468
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2022 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 23, 2022.
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
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically-validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+™, ProBio™, IC Bright®, and Daily Wellness™ dietary supplements. TrueScience® is the Company's line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2022, and the results of operations for the three months ended September 30, 2022 and 2021, and the cash flows for the three months ended September 30, 2022 and 2021. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2022, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2022, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2022 and 2021, net foreign currency losses of $0.4 million and $0.2 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2021 and were not designated for hedge accounting. There were no realized gains or losses for three months ended September 30, 2022. For the three months ended September 30, 2021 realized losses of $30,000 related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at September 30, 2022.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2022, the Company had $12.2 million in cash accounts at one financial institution and $5.4 million in accounts at other financial institutions. At June 30, 2022, the Company had $15.4 million in cash accounts at one financial institution and $4.8 million in accounts at other financial institutions. As of September 30, 2022 and June 30, 2022, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2022 and June 30, 2022 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2022 and June 30, 2022 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2022 and 2021.
Inventory
As of September 30, 2022 and June 30, 2022, inventory consisted of (in thousands):

	September 30, 2022		June 30, 2022
Finished goods	$14,571	78.2%	$12,674	76.9%
Raw materials	4,065	21.8%	3,798	23.1%
Total inventory	$18,636	100.0%	$16,472	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.2 million and $1.3 million at September 30, 2022 and June 30, 2022, respectively, related to obsolete and slow-moving inventory.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+™, ProBio™, IC Bright®, and Daily Wellness™ dietary supplements, TrueScience® skin, hair, bath & body and targeted relief, Petandim®, Axio® nootropic energy drink mixes, and the PhysIQ™ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2022 and June 30, 2022, the returns liability reserve, net was $0.2 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers and independent distributors are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2022 and 2021 were $0.1 million and $0.2 million, respectively.
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
For the three months ended September 30, 2022 and 2021, the Company recognized income tax expense of $0.2 million and $1.1 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2022 and 2021, the effects of approximately 0.6 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$610	$3,316
Denominator:
Basic weighted-average common shares outstanding	12,457	13,394
Effect of dilutive securities:
Stock awards and options	38	75
Diluted weighted-average common shares outstanding	12,495	13,469
Net income per share, basic	$0.05	$0.25
Net income per share, diluted	$0.05	$0.25
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2022	2021
Americas	$36,369	$36,449
Asia/Pacific & Europe	15,405	16,775
Total revenue	$51,774	$53,224
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$34,658	$34,297
Japan	$8,168	$9,844
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2022	June 30, 2022
United States	$21,305	$19,790
Japan	$1,549	$1,869
Note 3 — Gig Economy Group Investment
Convertible Note Receivable
The Company entered into a convertible promissory note agreement with Gig Economy Group, Inc. ("GEG") pursuant to which the Company agreed to loan to GEG up to an aggregate of $2.0 million in a series of loan installments, evidenced by a convertible promissory note having a maturity date of May 31, 2019 ("Convertible Note"). The Convertible Note accrued interest at a rate of 8% per annum, compounded annually. On May 17, 2019, the Company and GEG entered into an amendment agreement to extend the maturity date of the Convertible Note to December 31, 2019. In all other aspects, the Convertible Note remained unchanged from the original agreement. Pursuant to a Common Stock Purchase Agreement between the Company and GEG dated December 16, 2019, GEG issued to the Company 1,000,000 shares of GEG’s common stock in consideration for conversion and cancellation of all principal, interest and other amounts due under the Convertible Note (representing $0.0 million in aggregate consideration).

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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. During the fourth quarter of the fiscal year ended June 30, 2022, the Company determined its investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. The Company determined the book value of its investment exceeded its fair value and concluded this decline in value was other than temporary. The Company recorded a non-cash impairment charge of $2.2 million related to these equity securities. The was no carrying amount of equity securities held by the Company without readily determinable fair values at September 30, 2022 and June 30, 2022. During the three months ended September 30, 2022 and 2021, there were no impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to nine years. As of September 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.46 years and 3.27%, respectively.
For the three months ended September 30, 2022 and 2021, operating lease expense was $0.7 million and $0.8 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating cash outflows from operating leases	$755	$768
Maturity of lease liabilities at September 30, 2022 are as follows (in thousands):

Year ended June 30,	Amount
2023 (remaining nine months ending June 30, 2023)	$2,366
2024	2,111
2025	1,606
2026	1,646
2027	1,687
Thereafter	8,123
Total	17,539
Less: imputed interest	(2,500)
Present value of lease liabilities	$15,039
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
The Company entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which amended the 2016 Credit Facility, as previously amended. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows the Company to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of September 30, 2022, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.

Note 6 — Stockholders’ Equity
During the three months ended September 30, 2022, the company issued no shares of common stock upon the exercise of stock options and 17,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the three months ended September 30, 2021 the company issued 30,000 shares of common stock upon the exercise of stock options and approximately 19,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. On August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. During the three months ended September 30, 2022, the Company purchased no shares of common stock under this repurchase program. During the three months ended September 30, 2021, the Company purchased 0.5 million shares of common stock at an aggregate price of $3.5 million under this repurchase program. At September 30, 2022, there is $27.7 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2022, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
In August 2022, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on September 15, 2022, to stockholders of record on September 2, 2022. Quarterly cash dividend for the three months ended September 30, 2022 totaled $0.4 million, or $0.03 per share.
The declaration of dividends is subject to the discretion of the Company's board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of September 30, 2022, there were no stock option awards outstanding under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. Outstanding stock options awarded under the 2010 Plan have exercise prices of $9.31 per share, and vest over one to four year vesting periods. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award will be added to the 2017 Plan pool as described below. The contractual term of stock options granted is generally ten years. No new awards will be granted under the 2010 Plan and forfeited or terminated shares may be added to the 2017 Plan pool as described below. As of September 30, 2022, under the 2010 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of approximately 14,000 shares of the Company's common stock.

The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. On February 2, 2018, November 15, 2018, and November 12, 2020, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares and 650,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of September 30, 2022, a maximum of 2.9 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 2,440,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted are substantially the same as described above for the 2010 Plan. As of September 30, 2022, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of September 30, 2022, 0.2 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended September 30, 2022 and 2021, approximately 36,000 and 27,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended September 30, 2022 and 2021, compensation of $0.6 million and $0.6 million, respectively. was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2022, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiffs' amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the former Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim is time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, and the Plaintiffs did not amend their complaint following the Court’s order to re-plead unjust enrichment. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. On February 2, 2021, the Court issued an amended scheduling order that reflects the parties’ agreement on a schedule for discovery and other litigation matters. On June 15, 2021, the plaintiffs filed their motion for class certification, and on July 13, 2021, the defendants, including LifeVantage Corporation, filed their opposition brief that opposed class certification. On July 27, 2021, the Plaintiffs filed their reply to LifeVantage’s opposition brief. The court held a hearing for the motion for class certification on March 28, 2022. On April 19, 2022, the court issued an order denying the Plaintiff’s motion for class certification. This case has been stayed by the Court until November 25, 2022. The Company has not established a loss contingency accrual for this lawsuit as it believes liability is not probable or estimable, and the Company plans to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.
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
The success and growth of our business is primarily based on the effectiveness of our independent distributors to attract and retain customers in order to sell our products and our ability to attract and retain independent distributors. When we are successful in attracting and retaining independent distributors and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically-validated dietary supplements, LifeVantage® Omega+™, ProBio™, IC Bright®, and Daily Wellness™ dietary supplements, our line of Nrf2 enhanced TrueScience® skin, hair, bath & body, and targeted relief products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ™, our smart weight management system;
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
Impact of COVID-19 on Our Business
The pandemic caused by COVID-19 has continued to disrupt and adversely affect our business in fiscal year 2023. As of the date of this filing, we have experienced multiple disruptions at times at the corporate level as we have transitioned our corporate workforce from a remote working environment, to a hybrid work from home/work in the office schedule. We have continued to experience temporary closures of some of our overseas showrooms and will call locations in international markets and have experienced cancelled multiple planned large group events in order to comply with group meeting restrictions in certain markets. Our independent distributors have also experienced disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits independent distributors from connecting with potential new independent distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise negatively affected the ability for independent distributors to meet people in person and commence the enrollment process. To mitigate these effects and in an effort to sustain their sales volume, our independent distributors have adapted their approach for customer outreach and enrollment, including transitioning to a stronger social media presence. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
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
Our Products
Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ , ProBio and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support and strengthen immune health. Our TrueScience® line of anti-aging skin and hair care, and CBD Nrf2 enhanced, bath & body, targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Beauty Serum, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn, PhysIQ Prebiotic and PhysIQ Whey Protein, all formulated to aid in weight management. IC Bright® helps support eye and brain health, reduce eye fatigue and strain, supports cognitive functions, and may help support normal sleep patterns.
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

	As of September 30,
	2022		2021		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	37,000	58.7%	40,000	64.5%	(3,000)	(7.5)%
Asia/Pacific & Europe	26,000	41.3%	22,000	35.5%	4,000	18.2%
Total Active Independent Distributors	63,000	100.0%	62,000	100.0%	1,000	1.6%

Active Customers
Americas	69,000	76.7%	75,000	73.5%	(6,000)	(8.0)%
Asia/Pacific & Europe	21,000	23.3%	27,000	26.5%	(6,000)	(22.2)%
Total Active Customers	90,000	100.0%	102,000	100.0%	(12,000)	(11.8)%

Active Accounts
Americas	106,000	69.3%	115,000	70.1%	(9,000)	(7.8)%
Asia/Pacific & Europe	47,000	30.7%	49,000	29.9%	(2,000)	(4.1)%
Total Active Accounts	153,000	100.0%	164,000	100.0%	(11,000)	(6.7)%

Results of Operations
Three Months Ended September 30, 2022 and 2021
Revenue. We generated net revenue of $51.8 million and $53.2 million during the three months ended September 30, 2022 and 2021, respectively. Foreign currency fluctuations negatively impacted our revenue $2.7 million or 5.0% during the three months ended September 30, 2022.
Americas. The following table sets forth revenue for the three months ended September 30, 2022 and 2021 for the Americas region (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
United States	$34,658	$34,297	1.1%
Other	1,711	2,152	(20.5)%
Americas Total	$36,369	$36,449	(0.2)%
Revenue in the Americas region for the three months ended September 30, 2022 decreased $0.1 million or 0.2% from the prior year period. Total Active Accounts decreased by 7.8% in the region compared to the prior year period which drove the decrease in revenue. The decrease in total Active Accounts was offset by an increase in average revenue per account due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product announced during our Activate 2022 event held in June 2022.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2022 and 2021 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Japan	$8,168	$9,844	(17.0)%
Australia & New Zealand	2,096	3,548	(40.9)%
Greater China	1,077	1,098	(1.9)%
Other	4,064	2,285	77.9%
Asia/Pacific & Europe Total	$15,405	$16,775	(8.2)%
Revenue in the Asia/Pacific & Europe region decreased $1.4 million or 8.2% for the three months ended September 30, 2022 as compared to the prior year period. Active Accounts in the region decreased 4.1% compared to the prior year period. We continue to be encouraged by the results we are seeing from our launch of Philippines due to continued distributor leadership development and advancement. Decreases in total Active Accounts along with negative impacts from foreign currency exchange rate fluctuations have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $2.6 million or 15.7% during the three months ended September 30, 2022 as compared to the prior year period, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $2.1 million or 21.3%, during the three months ended September 30, 2022 as compared to the prior year period. On a constant currency basis, revenue in Japan increased 3.2% for the three months ended September 30, 2022 as compared to the prior year period.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. During fiscal year 2022, we held our first major events with both in person and virtual attendance options since the start of the COVID-19 global pandemic. During these events, we launched our new LifeVantage® IC Bright® eye health product in October 2021 and TrueScience® Liquid Collagen in June 2022. We have plans for continued product expansion during the remaining fiscal 2023. We expect these product launches will help drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup.
Gross Margin. Our gross profit percentage for the three months ended September 30, 2022 and 2021 was 80.8% and 82.3%, respectively. The decrease in gross margins, as compared to the prior year period, is primarily due to increased shipping to customer expenses during the current year period as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2022 were $23.8 million or 46.0% of revenue as compared to $24.1 million or 45.3% of revenue for the three months ended September 30, 2021. The increase in commissions and incentives expenses as a percentage of revenue as compared to the prior period is due mainly to the timing and magnitude of our various promotional and incentive programs. Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2022 were $16.7 million or 32.3% of revenue as compared to $15.1 million or 28.3% of revenue for the three months ended September 30, 2021. The increase in selling, general and administrative expenses as a percentage of revenue during the three months ended September 30, 2022 compared to the prior year period is primarily due to increased event and travel expenses as restrictions related to the COVID-19 pandemic have begun to ease outside of our US market. We have also experienced increased expenses related to legal fees, endorsement agreements, product testing, and salaries and wages.
Total Other Expense. During the three months ended September 30, 2022 we recognized total net other expense of $0.4 million as compared to $0.2 million for the three months ended September 30, 2021. Total net other expense for the three months ended September 30, 2022 and 2021 consisted primarily of foreign currency losses.
Income Tax Expense. We recognized income tax expense of $0.2 million for the three months ended September 30, 2022, as compared to income tax expense of $1.1 million for the three months ended September 30, 2021.
The effective tax rate was 28.4% of pre-tax income during the three months ended September 30, 2022, compared to 25.2% for the prior year period. The change in the tax rate for the three months ended September 30, 2022 was mainly due to a unfavorable discrete tax adjustments.

We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2023 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of September 30, 2022, our available liquidity was $17.6 million, which consisted of available cash and cash equivalents. This represents a decrease of $2.6 million from the $20.2 million in cash and cash equivalents as of June 30, 2022.
During the three months ended September 30, 2022, our net cash used in operating activities was $1.3 million as compared to our net cash provided by operating activities of $0.5 million during the three months ended September 30, 2021.
During the three months ended September 30, 2022, our net cash used in investing activities was $0.7 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2021, our net cash used in investing activities was $0.4 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2022 was $0.3 million as a result of our payment of a cash dividend and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the three months ended September 30, 2021 was $3.3 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At September 30, 2022 and June 30, 2022, the total amount of our foreign subsidiary cash was $6.0 million and $7.0 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2022, we had working capital (current assets minus current liabilities) of $20.2 million, compared to working capital of $21.2 million at June 30, 2022. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
We entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which amended the 2016 Credit Facility, as previously amended. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows us to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of September 30, 2022, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of September 30, 2022, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.

Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of September 30, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$17,625	$3,167	$3,408	$3,354	$7,696
Other operating obligations (1)	14,757	14,757	—	—	—
Total	$32,382	$17,924	$3,408	$3,354	$7,696
(1) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of September 30, 2022, our shipments of products sold totaling approximately $18.5 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.2 million at September 30, 2022, compared with $0.1 million at June 30, 2022. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three months ended September 30, 2022 and 2021, we recognized expenses of approximately $0.1 million and $0.3 million, respectively, related to obsolete and slow-moving inventory.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no substantial changes to our market risks during the quarter ended September 30, 2022 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022, filed on August 23, 2022. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019, August 27, 2020, and February 17, 2022. Under the plan, we are authorized to repurchase up to $60.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended September 30, 2022, we repurchased no shares of our common stock under this repurchase program. At September 30, 2022, there is $27.7 million remaining under this repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

10.1	Change in Terms Agreement dated September 30, 2022 by and between Zions Bank and the Company.	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and June 30, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	November 2, 2022	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)