Form 10-Q
period 2022-12-31
Lifevantage Corp
filed 2023-02-02
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 1, 2023 was 12,717,325.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	June 30, 2022
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,370	$20,190
Accounts receivable	2,407	3,338
Income tax receivable	891	1,752
Inventory, net	20,435	16,472
Prepaid expenses and other	3,254	5,205
Total current assets	44,357	46,957

Property and equipment, net	9,315	9,500
Right-of-use assets	9,744	11,040
Intangible assets, net	521	587
Deferred income tax asset	2,519	1,289
Other long-term assets	1,376	1,333
TOTAL ASSETS	$67,832	$70,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,228	$7,462
Commissions payable	6,691	7,285
Income tax payable	—	453
Lease liabilities	2,010	2,601
Other accrued expenses	6,405	7,927
Total current liabilities	23,334	25,728

Long-term lease liabilities	12,282	13,154
Other long-term liabilities	321	308
Total liabilities	35,937	39,190
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,707 and 12,493 issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	1	1
Additional paid-in capital	132,530	131,075
Accumulated deficit	(99,643)	(98,437)
Accumulated other comprehensive loss	(993)	(1,123)
Total stockholders’ equity	31,895	31,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,832	$70,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(In thousands, except per share data)
Revenue, net	$53,662	$52,189	$105,436	$105,414
Cost of sales	11,758	9,677	21,700	19,108
Gross profit	41,904	42,512	83,736	86,306
Operating expenses:
Commissions and incentives	23,556	25,449	47,369	49,555
Selling, general and administrative	19,580	17,421	36,310	32,497
Total operating expenses	43,136	42,870	83,679	82,052
Operating (loss) income	(1,232)	(358)	57	4,254
Other income (expense):
Interest income (expense), net	32	(1)	32	(4)
Other income (expense), net	125	(139)	(312)	(316)
Total other income (expense)	157	(140)	(280)	(320)
(Loss) income before income taxes	(1,075)	(498)	(223)	3,934
Income tax benefit (expense)	17	577	(225)	(539)
Net (loss) income	$(1,058)	$79	$(448)	$3,395
Net (loss) income per share:
Basic	$(0.08)	$0.01	$(0.04)	$0.26
Diluted	$(0.08)	$0.01	$(0.04)	$0.25
Weighted-average shares outstanding:
Basic	12,543	13,195	12,500	13,294
Diluted	12,543	13,285	12,500	13,359
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	$640	$(179)	$130	$(314)
Other comprehensive gain (loss), net of tax	640	(179)	130	(314)
Comprehensive (loss) income	$(418)	$(100)	$(318)	$3,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516

Stock-based compensation	—	—	602	—	—	602
Common stock issued under equity award plans	48	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(17)	—	(72)	—	—	(72)
Common stock issued under employee stock purchase plan	36	—	121	—	—	121
Cash dividends	—	—	—	(377)	—	(377)
Currency translation adjustment	—	—	—	—	(510)	(510)
Net income	—	—	—	610	—	610
Balances, September 30, 2022	12,560	$1	$131,726	$(98,204)	$(1,633)	$31,890

Stock-based compensation	—	—	823	—	—	823
Common stock issued under equity award plans	152	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(5)	—	(19)	—	—	(19)
Cash dividends	—	—	—	(381)	—	(381)
Currency translation adjustment	—	—	—	—	640	640
Net loss	—	—	—	(1,058)	—	(1,058)
Balances, December 31, 2022	12,707	$1	$132,530	$(99,643)	$(993)	$31,895
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2022	2021
(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(448)	$3,395
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,809	1,605
Stock-based compensation	1,425	1,400
Amortization of right-of-use assets	761	1,079
Loss on disposal of assets	7	—
Deferred income tax	(1,230)	(825)
Changes in operating assets and liabilities:
Accounts receivable	913	448
Income tax receivable	861	141
Inventory, net	(3,915)	523
Prepaid expenses and other	1,941	894
Other long-term assets	(1)	12
Accounts payable	761	(1,853)
Income tax payable	(453)	(461)
Other accrued expenses	(1,858)	(1,788)
Lease liabilities	(673)	(732)
Other long-term liabilities	(278)	670
Net Cash (Used in) Provided by Operating Activities	(378)	4,508
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,564)	(899)
Net Cash Used in Investing Activities	(1,564)	(899)
Cash Flows from Financing Activities:
Repurchase of company stock	—	(6,646)
Payment of cash dividends	(758)	—
Shares canceled or surrendered as payment of tax withholding and other	(91)	(170)
Proceeds from common stock issued under employee stock purchase plan	121	175
Exercise of options	—	133
Net Cash Used in Financing Activities	(728)	(6,508)
Foreign Currency Effect on Cash	(150)	(101)
Decrease in Cash and Cash Equivalents:	(2,820)	(3,000)
Cash and Cash Equivalents — beginning of period	20,190	23,174
Cash and Cash Equivalents — end of period	$17,370	$20,174
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3	$4
Cash paid for income taxes	$932	$1,566
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2022, and the results of operations for the three and six months ended December 31, 2022 and 2021, and the cash flows for the six months ended December 31, 2022 and 2021. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2022 and 2021, net foreign currency gains of $0.2 million and losses of $0.1 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2022 and 2021, net foreign currency losses of $0.3 million and $0.3 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2021 and were not designated for hedge accounting. There were no realized gains or losses for three and six months ended December 31, 2022. For the three and six months ended December 31, 2021, realized losses of $34,000 and $0.1 million related to forward contracts, are recorded in other expense, net, respectively. The Company did not hold any derivative instruments at December 31, 2022.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2022, the Company had $12.4 million in cash accounts at one financial institution and $5.0 million in accounts at other financial institutions. At June 30, 2022, the Company had $15.4 million in cash accounts at one financial institution and $4.8 million in accounts at other financial institutions. As of December 31, 2022 and June 30, 2022, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2022 and June 30, 2022 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2022 and June 30, 2022 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2022 and 2021.
Inventory
As of December 31, 2022 and June 30, 2022, inventory consisted of (in thousands):

	December 31, 2022		June 30, 2022
Finished goods	$16,447	80.5%	$12,674	76.9%
Raw materials	3,988	19.5%	3,798	23.1%
Total inventory	$20,435	100.0%	$16,472	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.2 million and $1.3 million at December 31, 2022 and June 30, 2022, respectively, related to obsolete and slow-moving inventory.
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
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2022 and June 30, 2022, the returns liability reserve, net was $0.2 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent distributors are included in cost of sales. Shipping and handling fees charged to customers and independent distributors are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2022 and 2021 were $0.2 million and $0.2 million, respectively. Research and development expenses for the six months ended December 31, 2022 and 2021 were $0.3 million and $0.4 million, respectively.
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
Changes in the Company's strategies have resulted in operation modifications in certain Asia/Pacific markets resulting in the closure of showrooms and changes to selling models. As of December 31, 2022, the Company abandoned the ROU assets related to the Hong Kong and Singapore showroom leases. These leases were to terminate in August and September 2023, respectively. However, the Company reached agreements with each of the landlords to modify the termination date to February 2023. The remaining lease liability for these showrooms is $34,000 as of December 31, 2022.
Total expenses related to the abandonment of the ROU assets and costs associated with the change in operations in these markets for the three and six months ended December 31, 2022 is $0.4 million and is included in selling, general, and administrative expenses.
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
For the six months ended December 31, 2022 and 2021, the Company recognized income tax expense of $0.2 million and $0.5 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic (loss) income per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2022 and 2021, the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2022 and 2021, the effects of approximately 0.4 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net (loss) income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(1,058)	$79	$(448)	$3,395
Denominator:
Basic weighted-average common shares outstanding	12,543	13,195	12,500	13,294
Effect of dilutive securities:
Stock awards and options	—	90	—	65
Diluted weighted-average common shares outstanding	12,543	13,285	12,500	13,359
Net (loss) income per share, basic	$(0.08)	$0.01	$(0.04)	$0.26
Net (loss) income per share, diluted	$(0.08)	$0.01	$(0.04)	$0.25
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Americas	$39,705	$34,708	$76,074	$71,157
Asia/Pacific & Europe	13,957	17,481	29,362	34,257
Total revenue	$53,662	$52,189	$105,436	$105,414
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
United States	$37,972	$32,897	$72,630	$67,195
Japan	$7,365	$9,991	$15,533	$19,834
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	December 31, 2022	June 30, 2022
United States	$20,632	$19,790
Japan	$1,480	$1,869
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
Equity Securities under ASC 321
Upon conversion of the convertible promissory note receivable with GEG, the Company held a minority interest (less than 20%) in GEG, accounted for under ASC 321, Investments - Equity Securities ("ASC 321"), which is included in equity securities in the condensed consolidated balance sheets. Dividends received are reported in earnings if and when received. The Company reviews securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, the Company estimates the fair value of the investment and recognizes an impairment loss in other expense, net on the condensed consolidated statements of operations and comprehensive (loss) income equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by GEG's management and quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because GEG is in the early startup stage, GEG is subject to potential changes in cash flows and valuation, and may be unable to raise additional capital necessary to support its ongoing operations, which may result in future impairment.
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. During the fourth quarter of the fiscal year ended June 30, 2022, the Company determined its investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. The Company determined the book value of its investment exceeded its fair value and concluded this decline in value was other than temporary. The Company recorded a non-cash impairment charge of $2.2 million related to these equity securities. The was no carrying amount of equity securities held by the Company without readily determinable fair values at December 31, 2022 and June 30, 2022. During the three and six months ended December 31, 2022 and 2021, there were no impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to nine years. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.44 years and 3.25%, respectively.
For the three months ended December 31, 2022 and 2021, operating lease expense was $0.8 million and $0.8 million, respectively. For the six months ended December 31, 2022 and 2021, operating lease expense was $1.5 million and $1.6 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating cash outflows from operating leases	$755	$524	$1,506	$1,054
Maturity of lease liabilities at December 31, 2022 are as follows (in thousands):

Year ended June 30,	Amount
2023 (remaining six months ending June 30, 2023)	$1,404
2024	1,926
2025	1,606
2026	1,646
2027	1,687
Thereafter	8,123
Total	16,392
Less: imputed interest	(2,100)
Present value of lease liabilities	$14,292

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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of December 31, 2022, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Note 6 — Stockholders’ Equity
During the three months ended December 31, 2022 and 2021, the company issued $0.2 million and $0.1 million shares of common stock under equity award plans, respectively. During the six months ended December 31, 2022 and 2021, the company issued $0.2 million and $0.1 million shares of common stock equity award plans, respectively. During the three months ended December 31, 2022 and 2021, the company issued no shares of common stock upon the exercise of stock options. During the six months ended December 31, 2022 and 2021, the company issued zero and 30,000 shares of common stock upon the exercise of stock options. During the three months ended December 31, 2022 and 2021, 5,000 and 5,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting, respectively. During the six months ended December 31, 2022 and 2021, 22,000 and 24,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting, respectively.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. On August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. During the three and six months ended December 31, 2022, the Company purchased no shares of common stock under this repurchase program. During the three and six months ended December 31, 2021, the Company purchased 0.5 million and 0.9 million shares of common stock at an aggregate price of $3.2 million and $6.6 million under this repurchase program, respectively. At December 31, 2022, there is $27.7 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2022, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
In August 2022 and November 2022, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on September 15, 2022 and December 15, 2022, to stockholders of record on September 2, 2022 and December 1, 2022, respectively. Cash dividends for the three and six months ended December 31, 2022 totaled $0.4 million and $0.8 million, or $0.03 and $0.06 per share, respectively.
The declaration of dividends is subject to the discretion of the Company's board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of December 31, 2022, there were no stock option awards outstanding under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. Awards to purchase common stock have been granted pursuant to the 2010 Plan and are outstanding to various employees, officers and directors. As of December 31, 2022, there were no stock option awards outstanding under the 2010 Plan.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On February 2, 2018, November 15, 2018, November 12, 2020 and November 10, 2022, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares, 650,000 shares and 1,052,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of December 31, 2022, a maximum of 4.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 3,492,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of December 31, 2022, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of December 31, 2022, 0.2 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2022 and 2021, approximately 36,000 and 27,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended December 31, 2022 and 2021, compensation of $0.8 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the six months ended December 31, 2022 and 2021, compensation of $1.4 million and $1.4 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2022, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiffs' amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the former Chief Executive Officer remains a defendant in the case). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and is attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim is time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, and the Plaintiffs did not amend their complaint following the Court’s order to re-plead unjust enrichment. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. On February 2, 2021, the Court issued an amended scheduling order that reflects the parties’ agreement on a schedule for discovery and other litigation matters. On June 15, 2021, the plaintiffs filed their motion for class certification, and on July 13, 2021, the defendants, including LifeVantage Corporation, filed their opposition brief that opposed class certification. On July 27, 2021, the Plaintiffs filed their reply to LifeVantage’s opposition brief. The court held a hearing for the motion for class certification on March 28, 2022. On April 19, 2022, the court issued an order denying the Plaintiff’s motion for class certification. On December 15, 2022, the case was dismissed with prejudice, which concluded litigation.
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
Impact of COVID-19 on Our Business
The pandemic caused by COVID-19 has continued to disrupt our business in certain markets in fiscal year 2023. Our independent distributors have continued to experience disruptions. Specifically, in Japan, independent distributors are required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to sponsor as an independent distributor before presenting our products and business opportunity. This requirement inhibits independent distributors from connecting with potential new independent distributors virtually or through social media. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise negatively affected the ability for independent distributors to meet people in person and commence the enrollment process. To mitigate these effects and in an effort to sustain their sales volume, our independent distributors have adapted their approach for customer outreach and enrollment, including transitioning to a stronger social media presence. Our business may, in the future, experience additional disruptions and be negatively impacted by the COVID-19 pandemic, including as a result of limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent distributors to conduct their businesses and purchase our products; and limitations on the ability of our independent distributors or customers to continue to purchase our products due to decreased disposable income.
We have made modifications and are continuing to evaluate additional potential modifications that may be needed, to protect our supply chain and preserve adequate liquidity to ensure that our business can continue to operate during uncertain times. Near the end of fiscal year 2020 we transitioned all of our corporate employees to a work from home model and during July 2021 we began to implement a hybrid schedule with opportunities for employees to return back to the office. That hybrid schedule continues to be in effect today. To date, our employees are performing and adapting well with the evolving environment. With respect to liquidity, we are evaluating and taking actions to ensure that we continue to responsibly manage expenses across our organization.

We will continue to actively monitor how COVID-19 or any similar situation might affect business operations. We may take any necessary actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, independent distributors, customers, and stockholders.
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

	As of December 31,
	2022		2021		Change from Prior Year	Percent Change
Active Independent Distributors
Americas	36,000	60.0%	38,000	61.3%	(2,000)	(5.3)%
Asia/Pacific & Europe	24,000	40.0%	24,000	38.7%	—	—%
Total Active Independent Distributors	60,000	100.0%	62,000	100.0%	(2,000)	(3.2)%

Active Customers
Americas	69,000	77.5%	75,000	74.3%	(6,000)	(8.0)%
Asia/Pacific & Europe	20,000	22.5%	26,000	25.7%	(6,000)	(23.1)%
Total Active Customers	89,000	100.0%	101,000	100.0%	(12,000)	(11.9)%

Active Accounts
Americas	105,000	70.5%	113,000	69.3%	(8,000)	(7.1)%
Asia/Pacific & Europe	44,000	29.5%	50,000	30.7%	(6,000)	(12.0)%
Total Active Accounts	149,000	100.0%	163,000	100.0%	(14,000)	(8.6)%

Results of Operations
Three and Six Months Ended December 31, 2022 and 2021
Revenue. We generated net revenue of $53.7 million and $52.2 million during the three months ended December 31, 2022 and 2021, respectively. We generated net revenue of $105.4 million and $105.4 million during the six months ended December 31, 2022 and 2021, respectively. Foreign currency fluctuations negatively impacted our revenue $2.4 million or 4.5% and $5.0 million or 4.8% during the three and six months ended December 31, 2022, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2022 and 2021 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
United States	$37,972	$32,897	15.4%	$72,630	$67,195	8.1%
Other	1,733	1,811	(4.3)%	3,444	3,962	(13.1)%
Americas Total	$39,705	$34,708	14.4%	$76,074	$71,157	6.9%
Revenue in the Americas region for the three and six months ended December 31, 2022 increased $5.0 million or 14.4% and $4.9 million or 6.9%, respectively, from the prior year periods. Total Active Accounts decreased by 7.1% in the region compared to the prior year period. The decrease in total Active Accounts was offset by an increase in average revenue per account due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product announced during our Activate 2022 event held in June 2022.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2022 and 2021 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
Japan	$7,365	$9,991	(26.3)%	$15,533	$19,834	(21.7)%
Australia & New Zealand	2,020	3,352	(39.7)%	4,117	6,899	(40.3)%
Greater China	924	1,697	(45.6)%	2,000	2,795	(28.4)%
Other	3,648	2,441	49.4%	7,712	4,729	63.1%
Asia/Pacific & Europe Total	$13,957	$17,481	(20.2)%	$29,362	$34,257	(14.3)%
Revenue in the Asia/Pacific & Europe region decreased $3.5 million or 20.2% and $4.9 million or 14.3% for the three and six months ended December 31, 2022, respectively, as compared to the prior year periods. Active Accounts in the region decreased 12.0% compared to the prior year period. Decreases in total Active Accounts along with negative impacts from foreign currency exchange rate fluctuations have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region. We continue to be encouraged by the results we are seeing from our launch of Philippines due to continued distributor leadership development and advancement.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $2.3 million or 13.3% and $4.9 million or 14.5% during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $1.8 million or 17.3% and $3.9 million or 19.3%, during the three and six months ended December 31, 2022, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan decreased 8.3% and 2.0% for the three and six months ended December 31, 2022, respectively, as compared to the prior year periods.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. During fiscal year 2022, we launched our new LifeVantage® IC Bright® eye health product in October 2021 and TrueScience® Liquid Collagen in June 2022. We have plans for continued product expansion during the remaining fiscal 2023. We expect these product launches will help drive revenue growth globally through increased average order size and increased ability to attract and retain new independent distributors and customers with a compelling product lineup.
Gross Margin. Our gross profit percentage for the three months ended December 31, 2022 and 2021 was 78.1% and 81.5%, respectively. Our gross profit percentage for the six months ended December 31, 2022 and 2021 was 79.4% and 81.9%, respectively. The decrease in gross margins, as compared to the prior year periods, is primarily due to increased shipping to customer expenses during the current year period as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2022 were $23.6 million or 43.9% of revenue as compared to $25.4 million or 48.8% of revenue for the three months ended December 31, 2021. Commissions and incentives expenses during the six months ended December 31, 2022 were $47.4 million or 44.9% of revenue as compared to $49.6 million or 47.0% of revenue for the six months ended December 31, 2021. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is due mainly to the price increases on many of our products during the current period as well as due to the timing and magnitude of our various promotional and incentive programs. Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2022 were $19.6 million or 36.5% of revenue as compared to $17.4 million or 33.4% of revenue for the three months ended December 31, 2021. Selling, general and administrative expenses during the six months ended December 31, 2022 were $36.3 million or 34.4% of revenue as compared to $32.5 million or 30.8% of revenue for the six months ended December 31, 2021. The increase in selling, general and administrative expenses as a percentage of revenue during the three and six months ended December 31, 2022 compared to the prior year periods is primarily due to increased event and travel expenses, employee compensation, and outside professional services related to upcoming initiatives launching in the second half of fiscal 2023. These increases have been offset by decreases in legal, accounting, and tax services.
Total Other Income (Expense). During the three months ended December 31, 2022 we recognized total net other income of $0.2 million as compared to expense of $0.1 million for the three months ended December 31, 2021. During the six months ended December 31, 2022 we recognized total net other expense of $0.3 million as compared to $0.3 million for the six months ended December 31, 2021. Total net other income (expense) for the three and six months ended December 31, 2022 and 2021 consisted primarily of foreign currency gains and losses.
Income Tax Benefit (Expense). We recognized income tax benefit of $17,000 and expense of $0.2 million for the three and six months ended December 31, 2022, respectively, as compared to income tax benefit of $0.6 million and expense $0.5 million for the three and six months ended December 31, 2021, respectively.
The change in the effective tax rate for the six months ended December 31, 2022 compared to the prior year period was mainly due to a change in taxable income.
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
As of December 31, 2022, our available liquidity was $17.4 million, which consisted of available cash and cash equivalents. This represents a decrease of $2.8 million from the $20.2 million in cash and cash equivalents as of June 30, 2022.
During the six months ended December 31, 2022, our net cash used in operating activities was $0.4 million as compared to our net cash provided by operating activities of $4.5 million during the six months ended December 31, 2021.
During the six months ended December 31, 2022, our net cash used in investing activities was $1.6 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2021, our net cash used in investing activities was $0.9 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2022 was $0.7 million as a result of our payment of a cash dividend and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the six months ended December 31, 2021 was $6.5 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At December 31, 2022 and June 30, 2022, the total amount of our foreign subsidiary cash was $6.4 million and $7.0 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2022, we had working capital (current assets minus current liabilities) of $21.0 million, compared to working capital of $21.2 million at June 30, 2022. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of December 31, 2022, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of December 31, 2022, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$16,594	$2,613	$3,338	$3,374	$7,269
Other operating obligations (1)	13,005	13,005	—	—	—
Total	$29,599	$15,618	$3,338	$3,374	$7,269
(1) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
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
Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of December 31, 2022, our shipments of products sold totaling approximately $17.5 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.2 million at December 31, 2022, compared with $0.1 million at June 30, 2022. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three and six months ended December 31, 2022 we recognized expenses of approximately $0.3 million and $0.5 million, respectively, related to obsolete and slow-moving inventory. During the three and six months ended December 31, 2021 we recognized expenses of approximately $0.3 million and $0.5 million, respectively, related to obsolete and slow-moving inventory.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no substantial changes to our market risks during the quarter ended December 31, 2022 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019, August 27, 2020, and February 17, 2022. Under the plan, we are authorized to repurchase up to $60.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended December 31, 2022, we repurchased no shares of our common stock under this repurchase program. At December 31, 2022, there is $27.7 million remaining under this repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2022 and June 30, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 2, 2023	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2023	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)