Form 10-Q
period 2023-03-31
Lifevantage Corp
filed 2023-05-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 3, 2023 was 12,794,719.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Inability to properly manage, motivate and retain our independent consultants (formerly known as distributors) or to attract new customers and independent consultants on an ongoing basis;
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
•Non-compliance by our independent consultants with applicable legal requirements or our policies and procedures, including making improper and/or illegal claims about our products or earnings opportunity;
•Inability of new products and technological innovations to gain customer or independent consultant or market acceptance;
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
•We may be unable to retain our existing consultant force or customer base or attract additional customers and/or independent consultants;
•Changes to the Company’s independent consultant compensation plans;
•High quality materials for our products may become difficult to obtain or expensive;

•Improper actions by our independent consultants that violate laws or regulations could harm our business;
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
•We may be held responsible for certain taxes or assessments and other obligations relating to the activity of our independent consultants;
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	June 30, 2022
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$19,529	$20,190
Accounts receivable	2,353	3,338
Income tax receivable	662	1,752
Inventory, net	18,452	16,472
Prepaid expenses and other	3,346	5,205
Total current assets	44,342	46,957

Property and equipment, net	9,454	9,500
Right-of-use assets	9,249	11,040
Intangible assets, net	488	587
Deferred income tax asset	2,242	1,289
Other long-term assets	1,307	1,333
TOTAL ASSETS	$67,082	$70,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,823	$7,462
Commissions payable	7,071	7,285
Income tax payable	—	453
Lease liabilities	1,774	2,601
Other accrued expenses	6,734	7,927
Total current liabilities	21,402	25,728

Long-term lease liabilities	11,919	13,154
Other long-term liabilities	319	308
Total liabilities	33,640	39,190
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,771 and 12,493 issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	1	1
Additional paid-in capital	133,424	131,075
Accumulated deficit	(99,004)	(98,437)
Accumulated other comprehensive loss	(979)	(1,123)
Total stockholders’ equity	33,442	31,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,082	$70,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(In thousands, except per share data)
Revenue, net	$53,741	$50,004	$159,177	$155,418
Cost of sales	10,618	9,657	32,318	28,765
Gross profit	43,123	40,347	126,859	126,653
Operating expenses:
Commissions and incentives	23,816	23,206	71,185	72,760
Selling, general and administrative	17,708	15,316	54,018	47,813
Total operating expenses	41,524	38,522	125,203	120,573
Operating income	1,599	1,825	1,656	6,080
Other income (expense):
Interest income (expense), net	59	(5)	91	(10)
Other income (expense), net	7	(69)	(304)	(385)
Total other income (expense)	66	(74)	(213)	(395)
Income before income taxes	1,665	1,751	1,443	5,685
Income tax expense	(643)	(610)	(869)	(1,149)
Net income	$1,022	$1,141	$574	$4,536
Net income per share:
Basic	$0.08	$0.09	$0.05	$0.34
Diluted	$0.08	$0.09	$0.05	$0.34
Weighted-average shares outstanding:
Basic	12,615	13,195	12,538	13,261
Diluted	12,770	13,257	12,555	13,312
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	$14	$(290)	$144	$(604)
Other comprehensive gain (loss), net of tax	14	(290)	144	(604)
Comprehensive income	$1,036	$851	$718	$3,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516

Stock-based compensation	—	—	602	—	—	602
Common stock issued under equity award plans	48	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(17)	—	(72)	—	—	(72)
Common stock issued under employee stock purchase plan	36	—	121	—	—	121
Cash dividends	—	—	—	(377)	—	(377)
Currency translation adjustment	—	—	—	—	(510)	(510)
Net income	—	—	—	610	—	610
Balances, September 30, 2022	12,560	$1	$131,726	$(98,204)	$(1,633)	$31,890

Stock-based compensation	—	—	823	—	—	823
Common stock issued under equity award plans	152	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(5)	—	(19)	—	—	(19)
Cash dividends	—	—	—	(381)	—	(381)
Currency translation adjustment	—	—	—	—	640	640
Net loss	—	—	—	(1,058)	—	(1,058)
Balances, December 31, 2022	12,707	$1	$132,530	$(99,643)	$(993)	$31,895

Stock-based compensation	—	—	817	—	—	817
Common stock issued under employee stock purchase plan	40	—	131	—	—	131
Common stock issued under equity award plans	38	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(14)	—	(54)	—	—	(54)
Cash dividends	—	—	—	(383)	—	(383)
Currency translation adjustment	—	—	—	—	14	14
Net income	—	—	—	1,022	—	1,022
Balances, March 31, 2023	12,771	$1	$133,424	$(99,004)	$(979)	$33,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
(In thousands, except per share data)
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
(In thousands)
Cash Flows from Operating Activities:
Net income	$574	$4,536
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,678	2,443
Stock-based compensation	2,242	1,362
Amortization of right-of-use assets	1,257	1,228
Loss on disposal of assets	24	—
Deferred income tax	(953)	131
Changes in operating assets and liabilities:
Accounts receivable	975	53
Income tax receivable	1,090	234
Inventory, net	(1,947)	(441)
Prepaid expenses and other	1,859	(2,648)
Other long-term assets	55	141
Accounts payable	(1,642)	(170)
Income tax payable	(453)	(752)
Other accrued expenses	(1,301)	(874)
Lease liabilities	(1,274)	(89)
Other long-term liabilities	(119)	25
Net Cash Provided by Operating Activities	3,065	5,179
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,554)	(1,264)
Net Cash Used in Investing Activities	(2,554)	(1,264)
Cash Flows from Financing Activities:
Repurchase of company stock	—	(8,374)
Payment of cash dividends	(1,141)	—
Shares canceled or surrendered as payment of tax withholding and other	(145)	(201)
Proceeds from common stock issued under employee stock purchase plan	252	372
Exercise of options	—	133
Net Cash Used in Financing Activities	(1,034)	(8,070)
Foreign Currency Effect on Cash	(138)	(1,223)
Decrease in Cash and Cash Equivalents:	(661)	(5,378)
Cash and Cash Equivalents — beginning of period	20,190	23,174
Cash and Cash Equivalents — end of period	$19,529	$17,796
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3	$10
Cash paid for income taxes	$977	$2,554
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
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company sold its products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time the Company closed its e-commerce business in China.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically-validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements. TrueScience® is the Company's line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, Axio® its nootropic energy drink mixes, and PhysIQ, its smart weight management system.
On January 18, 2023, the Company announced the adoption of a new Compensation Plan for its independent consultants (formerly known as independent distributors), which became effective March 1, 2023 in its United States, Australia, New Zealand and Japan markets. These initiatives are planned to roll out to other markets where LifeVantage products are sold and distributed. As part of the change in Compensation Plan, LifeVantage independent distributors are now referred to as independent consultants.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2023, and the results of operations for the three and nine months ended March 31, 2023 and 2022, and the cash flows for the nine months ended March 31, 2023 and 2022. Interim results are not necessarily indicative of results for a full year or for any future period.
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

Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2023 and 2022, net foreign currency gains of $36,000 and losses of $0.1 million, respectively, are recorded in other expense, net. For the nine months ended March 31, 2023 and 2022, net foreign currency losses of $0.2 million and $0.4 million, respectively, are recorded in other expense, net.
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
To hedge risks associated with the foreign-currency-denominated intercompany transactions, the Company entered into forward foreign exchange contracts which were all settled by the end of December 2021 and were not designated for hedge accounting. There were no realized gains or losses for three months ended March 31, 2023 and 2022, respectively. There were no realized gains or losses for nine months ended March 31, 2023. For the nine months ended March 31, 2022, realized losses of $0.1 million related to forward contracts, are recorded in other expense, net. The Company did not hold any derivative instruments at March 31, 2023.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2023, the Company had $14.8 million in cash accounts at one financial institution and $4.7 million in accounts at other financial institutions. At June 30, 2022, the Company had $15.4 million in cash accounts at one financial institution and $4.8 million in accounts at other financial institutions. As of March 31, 2023 and June 30, 2022, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2023 and June 30, 2022 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2023 and June 30, 2022 is not necessary. No bad debt expense was recorded during the three and nine months ended March 31, 2023 and 2022.
Inventory
As of March 31, 2023 and June 30, 2022, inventory consisted of (in thousands):

	March 31, 2023		June 30, 2022
Finished goods	$14,571	79.0%	$12,674	76.9%
Raw materials	3,881	21.0%	3,798	23.1%
Total inventory	$18,452	100.0%	$16,472	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.0 million and $1.3 million at March 31, 2023 and June 30, 2022, respectively, related to obsolete and slow-moving inventory.
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
Equity securities held by the Company are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), in certain circumstances (e.g., when there is evidence of impairment). Equity securities were fully impaired as of March 31, 2023 and June 30, 2022.
Revenue Recognition
Revenue is recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements, TrueScience® skin, hair, bath & body and targeted relief, Petandim®, Axio® nootropic energy drink mixes, and the PhysIQ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
The Company also charges independent consultants to attend certain events that it holds. Tickets to events are sold as standalone items or included within packs. For event tickets sold in packs, the Company allocates a portion of the transaction price to the ticket on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Fee revenue associated with ticket sales is recorded in the month that the event is held, which is when the Company has performed its obligations under the contract.
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of March 31, 2023 and June 30, 2022, the returns liability reserve, net was $0.1 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2023 and 2022 were $0.2 million and $0.1 million, respectively. Research and development expenses for the nine months ended March 31, 2023 and 2022 were $0.4 million and $0.6 million, respectively.

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
Changes in the Company's strategies have resulted in operation modifications in certain Asia/Pacific markets resulting in the closure of showrooms and changes to selling models. As of December 31, 2022, the Company abandoned the ROU assets related to the Hong Kong and Singapore showroom leases. These leases were to terminate in August and September 2023, respectively. However, the Company reached agreements with each of the landlords to modify the termination date to February 2023. There is no remaining lease liability for these showrooms as of March 31, 2023.
Total expenses related to the abandonment of the ROU assets and costs associated with the change in operations in these markets for the nine months ended March 31, 2023 is $0.4 million and is included in selling, general, and administrative expenses.
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
For the nine months ended March 31, 2023 and 2022, the Company recognized income tax expense of $0.9 million and $1.1 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate.

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
For the three months ended March 31, 2023 and 2022, the effects of approximately 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2023 and 2022, the effects of approximately 0.3 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$1,022	$1,141	$574	$4,536
Denominator:
Basic weighted-average common shares outstanding	12,615	13,195	12,538	13,261
Effect of dilutive securities:
Stock awards and options	155	62	17	51
Diluted weighted-average common shares outstanding	12,770	13,257	12,555	13,312
Net income per share, basic	$0.08	$0.09	$0.05	$0.34
Net income per share, diluted	$0.08	$0.09	$0.05	$0.34
Segment Information and Disaggregated Revenue
The Company operates in a single operating segment by selling products directly to customers and through an international network of independent consultants that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent consultants. The Company manages its business primarily by managing its international network of independent consultants. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region.
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Americas	$39,532	$33,444	$115,606	$104,600
Asia/Pacific & Europe	14,209	16,560	43,571	50,818
Total revenue	$53,741	$50,004	$159,177	$155,418
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
United States	$37,855	$31,674	$110,485	$98,868
Japan	$8,133	$8,724	$23,665	$28,558

The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	March 31, 2023	June 30, 2022
United States	$20,312	$19,790
Japan	$1,235	$1,869
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. During the fourth quarter of the fiscal year ended June 30, 2022, the Company determined its investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. The Company determined the book value of its investment exceeded its fair value and concluded this decline in value was other than temporary. The Company recorded a non-cash impairment charge of $2.2 million related to these equity securities. There was no carrying amount of equity securities held by the Company without readily determinable fair values at March 31, 2023 and June 30, 2022. During the three and nine months ended March 31, 2023 and 2022, there were no impairments recognized.
Note 4 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to nine years. As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.36 years and 3.25%, respectively.
For the three months ended March 31, 2023 and 2022, operating lease expense was $0.6 million and $0.8 million, respectively. For the nine months ended March 31, 2023 and 2022, operating lease expense was $2.2 million and $2.5 million, respectively.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2022	2021
Operating cash outflows from operating leases	$782	$804	$2,288	$1,858

Maturity of lease liabilities at March 31, 2023 are as follows (in thousands):

Year ended June 30,	Amount
2023 (remaining three months ending June 30, 2023)	$700
2024	1,930
2025	1,606
2026	1,646
2027	1,687
Thereafter	8,123
Total	15,692
Less: imputed interest	(1,999)
Present value of lease liabilities	$13,693
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company’s ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company’s assets. The 2016 Credit Facility, as amended, also contains various financial covenants that require the Company to maintain certain consolidated working capital amounts, total liabilities to tangible net worth ratios and fixed charge coverage ratios. Additionally, the 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. As of March 31, 2023, the Company was in compliance with all applicable covenants under the 2016 Credit Facility, as amended.
The Company’s book value for the 2016 Credit Facility, as amended, approximates the fair value. During the fiscal year ended June 30, 2020, the Company repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended. As of March 31, 2023, the balances on the 2016 Term Loan and the revolving loan facility were zero.
Note 6 — Stockholders’ Equity
During the three months ended March 31, 2023 and 2022, the Company issued 38,000 and 23,000 shares of common stock under equity award plans, respectively. During the nine months ended March 31, 2023 and 2022, the Company issued 0.2 million and 0.1 million shares of common stock under equity award plans, respectively. During the three months ended March 31, 2023 and 2022, the Company issued no shares of common stock upon the exercise of stock options. During the nine months ended March 31, 2023 and 2022, the Company issued zero and 30,000 shares of common stock, respectively, upon the exercise of stock options. During the three months ended March 31, 2023 and 2022, 14,000 and 5,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting, respectively. During the nine months ended March 31, 2023 and 2022, 36,000 and 29,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting, respectively.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $5 million to $15 million. On August 27, 2020, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to the share repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. During the three and nine months ended March 31, 2023, the Company purchased no shares of common stock under this repurchase program. During the three and nine months ended March 31, 2022, the Company purchased 0.3 million and 1.2 million shares of common stock at an aggregate price of $1.7 million and $8.4 million under this repurchase program, respectively. At March 31, 2023, there is $27.7 million remaining under this repurchase program.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of March 31, 2023, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
In August 2022, November 2022, and February 2023, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on September 15, 2022, December 15, 2022, and March 15, 2023, to stockholders of record on September 2, 2022, December 1, 2022, and March 1, 2023, respectively. Cash dividends for the three and nine months ended March 31, 2023 totaled $0.4 million and $1.1 million, or $0.03 and $0.09 per share, respectively.

The declaration of dividends is subject to the discretion of the Company's board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.
Note 7 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2007 Long-Term Incentive Plan (the “2007 Plan”), effective November 21, 2006, to provide incentives to eligible employees, directors and consultants. A maximum of 1.4 million shares of the Company's common stock can be issued under the 2007 Plan in connection with the grant of awards. Effective November 21, 2016, no new awards can be granted under the 2007 Plan. As of March 31, 2023, there were no stock option awards outstanding under the 2007 Plan.
The Company adopted, and the stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Plan”), effective September 27, 2010, as amended on August 21, 2014, to provide incentives to certain employees, directors and consultants. A maximum of 1.0 million shares of the Company's common stock can be issued under the 2010 Plan in connection with the grant of awards. As of March 31, 2023, there were no stock option awards outstanding under the 2010 Plan.
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On February 2, 2018, November 15, 2018, November 12, 2020 and November 10, 2022, the stockholders approved amendments to the 2017 Plan to increase by 425,000 shares, 715,000 shares, 650,000 shares and 1,052,000 shares, respectively, the number of shares of the Company's common stock that are available for issuance under the 2017 Plan. As of March 31, 2023, a maximum of 4.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 3,492,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of March 31, 2023, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of March 31, 2023, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended March 31, 2023 and 2022, approximately 40,000 and 41,000 shares of common stock were issued under the ESPP, respectively. During the nine months ended March 31, 2023 and 2022, approximately 76,000 and 68,000 shares of common stock were issued under the ESPP, respectively.

Stock-Based Compensation
For the three months ended March 31, 2023, compensation of $0.8 million was reflected as an increase to additional paid-in capital, all of which was employee related. For the three months ended March 31, 2022, a decrease to additional paid-in capital of $38,000, all of which was employee related, was recognized due to changes in estimates in performance stock unit performance measures and reductions in headcount. For the nine months ended March 31, 2023 and 2022, compensation of $2.2 million and $1.4 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2023, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
We are a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically-validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements, our line of Nrf2 enhanced TrueScience® skin, hair, bath & body, and targeted relief products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system;
•Our sales compensation plan and other sales initiatives and incentives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company sold its products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time the Company closed its e-commerce business in China. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
Impact of COVID-19 on Our Business

As a result of the recent COVID-19 pandemic, we have made modifications and are continuing to evaluate additional potential modifications that may be needed, to protect our supply chain and preserve adequate liquidity to ensure that our business can continue to operate during uncertain times. Near the end of fiscal year 2020, as the COVID-19 pandemic began, we transitioned all of our corporate employees to a work from home model and during July 2021 we began to implement a hybrid schedule with opportunities for employees to return back to the office. That hybrid schedule continues to be in effect today. To date, our employees are performing and adapting well with the evolving environment. With respect to liquidity, we are evaluating and taking actions to ensure that we continue to responsibly manage expenses across our organization.
We will continue to actively monitor how COVID-19 or any similar situation might affect business operations. We may take any necessary actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, independent consultants, customers, and stockholders.
Our Products
Our products include the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ , ProBio, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, Omega-7 fatty acids, and Vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support and strengthen immune health. Our TrueScience® line of anti-aging skin and hair care, and CBD Nrf2 enhanced, bath & body, targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Beauty Serum, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Axio® is our line of nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn, PhysIQ Prebiotic and PhysIQ Whey Protein, all formulated to aid in weight management. IC Bright® helps support eye and brain health, reduce eye fatigue and strain, supports cognitive functions, and may help support normal sleep patterns.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. By studying the effects of nutrients and natural compounds, we have developed scientifically-backed nutrigenomics products that promote healthy aging on the cellular level. By stacking these products together, we have created a foundation for synergy from nutrigenomic products to promote a healthier life. The Vitality Stack includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio. This product stack was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack, we added Protandim® NAD Synergizer® and PhysIQ Prebiotic to our Vitality Stack to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. The Protandim® Tri-Synergizer™ consists of our Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer®, and was designed to effectively and synergistically reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks that directly support the following consumer needs: immune support, heart health, energy, well-being, eye health, cognition and memory, metabolism, gut health, skin care, and hair care.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants

On March 1, 2023, we launched a new compensation plan for our Independent Consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan.
Accounts
Because we utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business is primarily based on the effectiveness of our independent consultants to attract customers and sell our products and our ability to attract new and retain existing independent consultants. Changes in our product sales typically are the result of variations in product sales volume relating to fluctuations in the number of active independent consultants and customers purchasing our products. The number of active independent consultants and customers is, therefore, used by management as a key non-financial measure.
The following tables summarize the changes in our active accounts base by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we define “Active Accounts” as only those independent consultants and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of March 31,
	2023		2022		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	36,000	62.1%	38,000	61.3%	(2,000)	(5.3)%
Asia/Pacific & Europe	22,000	37.9%	24,000	38.7%	(2,000)	(8.3)%
Total Active Independent Consultants	58,000	100.0%	62,000	100.0%	(4,000)	(6.5)%

Active Customers
Americas	72,000	79.1%	70,000	73.7%	2,000	2.9%
Asia/Pacific & Europe	19,000	20.9%	25,000	26.3%	(6,000)	(24.0)%
Total Active Customers	91,000	100.0%	95,000	100.0%	(4,000)	(4.2)%

Active Accounts
Americas	108,000	72.5%	108,000	68.8%	—	—%
Asia/Pacific & Europe	41,000	27.5%	49,000	31.2%	(8,000)	(16.3)%
Total Active Accounts	149,000	100.0%	157,000	100.0%	(8,000)	(5.1)%

Results of Operations
Three and Nine Months ended March 31, 2023 and 2022
Revenue. We generated net revenue of $53.7 million and $50.0 million during the three months ended March 31, 2023 and 2022, respectively. We generated net revenue of $159.2 million and $155.4 million during the nine months ended March 31, 2023 and 2022, respectively. Foreign currency fluctuations negatively impacted our revenue $1.5 million or 3.0% and $6.7 million or 4.3% during the three and nine months ended March 31, 2023, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2023 and 2022 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
United States	$37,855	$31,674	19.5%	$110,485	$98,868	11.8%
Other	1,677	1,770	(5.3)%	5,121	5,732	(10.7)%
Americas Total	$39,532	$33,444	18.2%	$115,606	$104,600	10.5%
Revenue in the Americas region for the three and nine months ended March 31, 2023 increased $6.1 million or 18.2% and $11.0 million or 10.5%, respectively, from the prior year periods. Total Active Accounts remained flat in the region compared to the prior year period. The average revenue per account increased due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product announced during our Activate 2022 event held in June 2022.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2023 and 2022 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Japan	$8,133	$8,724	(6.8)%	$23,665	$28,558	(17.1)%
Australia & New Zealand	2,179	2,941	(25.9)%	6,295	9,840	(36.0)%
Greater China	811	1,099	(26.2)%	2,810	3,894	(27.8)%
Other	3,086	3,796	(18.7)%	10,801	8,526	26.7%
Asia/Pacific & Europe Total	$14,209	$16,560	(14.2)%	$43,571	$50,818	(14.3)%
Revenue in the Asia/Pacific & Europe region decreased $2.4 million or 14.2% and $7.2 million or 14.3% for the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods. Active Accounts in the region decreased 16.3% compared to the prior year period. Decreases in total Active Accounts along with negative impacts from foreign currency exchange rate fluctuations have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region. We continue to be encouraged by the results we are seeing from our launch in the Philippines due to continued consultant leadership development and advancement.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $1.5 million or 9.0% and $6.6 million or 13.2% during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $1.1 million or 12.9% and $5.0 million or 17.3%, during the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 5.8% and decreased 1.1% for the three and nine months ended March 31, 2023, respectively, as compared to the prior year periods.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. During fiscal year 2023, we launched our TrueScience® Liquid Collagen to our Japan, Australia, and New Zealand markets along with launching our new LifeVantage® Rise AM, LifeVantage® Reset PM and LifeVantage® D3+ products. During fiscal year 2022, we launched our new LifeVantage® IC Bright® eye health product in October 2021 and TrueScience® Liquid Collagen in June 2022 to the US market. We have seen and continue to expect that these product launches will help drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Gross Margin. Our gross profit percentage for the three months ended March 31, 2023 and 2022 was 80.2% and 80.7%, respectively. Our gross profit percentage for the nine months ended March 31, 2023 and 2022 was 79.7% and 81.5%, respectively. The decrease in gross margins, as compared to the prior year periods, is primarily due to increased shipping to customer expenses during the current year period as well as shifts in geographic and product sales mix.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2023 were $23.8 million or 44.3% of revenue as compared to $23.2 million or 46.4% of revenue for the three months ended March 31, 2022. Commissions and incentives expenses during the nine months ended March 31, 2023 were $71.2 million or 44.7% of revenue as compared to $72.8 million or 46.8% of revenue for the nine months ended March 31, 2022. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is due mainly to the price increases on many of our products during the current period as well as due to the timing and magnitude of our various promotional and incentive programs. Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2023 were $17.7 million or 33.0% of revenue as compared to $15.3 million or 30.6% of revenue for the three months ended March 31, 2022. Selling, general and administrative expenses during the nine months ended March 31, 2023 were $54.0 million or 33.9% of revenue as compared to $47.8 million or 30.8% of revenue for the nine months ended March 31, 2022. The increase in selling, general and administrative expenses as a percentage of revenue during the three and nine months ended March 31, 2023 compared to the prior year periods is primarily due to increased event and travel expenses, employee compensation, and outside professional services related to Company-wide initiatives which launched in March 2023. These increases have been offset by decreases in legal, accounting, and tax services.
Total Other Income (Expense). During the three months ended March 31, 2023 we recognized total net other income of $0.1 million as compared to expense of $0.1 million for the three months ended March 31, 2022. During the nine months ended March 31, 2023 we recognized total net other expense of $0.2 million as compared to $0.4 million for the nine months ended March 31, 2022. Total net other income (expense) for the three and nine months ended March 31, 2023 and 2022 consisted primarily of foreign currency gains and losses, offset by interest income.
Income Tax Expense. We recognized income tax expense of $0.6 million and $0.9 million for the three and nine months ended March 31, 2023, respectively, as compared to income tax expense of $0.6 million and $1.1 million for the three and nine months ended March 31, 2022, respectively.
The change in the effective tax rate for the nine months ended March 31, 2023 compared to the prior year period was due to changes in taxable income and the impact of discrete items.
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
As of March 31, 2023, our available liquidity was $19.5 million, which consisted of available cash and cash equivalents. This represents a decrease of $0.7 million from the $20.2 million in cash and cash equivalents as of June 30, 2022.
During the nine months ended March 31, 2023, our net cash provided by operating activities was $3.1 million as compared to $5.2 million during the nine months ended March 31, 2022.
During the nine months ended March 31, 2023, our net cash used in investing activities was $2.6 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2022, our net cash used in investing activities was $1.3 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2023 was $1.0 million as a result of our payment of a cash dividend and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the nine months ended March 31, 2022 was $8.1 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At March 31, 2023 and June 30, 2022, the total amount of our foreign subsidiary cash was $7.9 million and $7.0 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At March 31, 2023, we had working capital (current assets minus current liabilities) of $22.9 million, compared to working capital of $21.2 million at June 30, 2022. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.

Capital Resources
Shelf Registration Statement
On March 24, 2020, we filed a shelf registration statement on Form S-3 (the “Prior Shelf Registration”) with the SEC that was declared effective April 3, 2020, which permitted us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. The Prior Shelf Registration expired on April 3, 2023.
On March 31, 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf Registration”) with the SEC that was declared effective on April 6, 2023, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our 2023 Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies or businesses.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets. As of March 31, 2023, we were in compliance with all applicable non-financial and restrictive covenants under the 2016 Credit Facility, as amended.
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
As of March 31, 2023, we were in compliance with all applicable financial covenants under the 2016 Credit Facility, as amended. Additionally, management anticipates that in the normal course of operations we will be in compliance with the financial covenants during the ensuing year.
During the fiscal year ended June 30, 2020, we repaid, in full, the remaining balance of the 2016 Term Loan in accordance with the terms of the 2016 Credit Facility, as amended. As of March 31, 2023, the balances on the 2016 Term Loan and the revolving loan facility were zero.
Commitments and Obligations
The following table summarizes our contractual payment obligations and commitments as of March 31, 2023 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$15,830	$2,287	$3,286	$3,395	$6,862
Other operating obligations (1)	11,474	11,474	—	—	—
Total	$27,304	$13,761	$3,286	$3,395	$6,862
(1) Other operating obligations represent contractual obligations primarily related to marketing and sponsorship commitments and purchases of inventory.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.
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

Allowances for Product Returns
We record allowances for product returns at the time we ship the product based on estimated return rates. Subject to some exceptions based on local regulations, our return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. As of March 31, 2023, our shipments of products sold totaling approximately $18.8 million were subject to the return policy.
We monitor our product returns estimate on an ongoing basis and revise the allowances to reflect our experience. Our allowance for product returns was $0.1 million at March 31, 2023, compared with $0.1 million at June 30, 2022. To date, product expiration dates have not played any role in product returns, and we do not expect that they will in the future as it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.
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
During the three and nine months ended March 31, 2023 we recognized expenses of approximately $0.3 million and $0.7 million, respectively, related to obsolete and slow-moving inventory. During the three and nine months ended March 31, 2022 we recognized expenses of approximately $0.5 million and $1.0 million, respectively, related to obsolete and slow-moving inventory.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no substantial changes to our market risks during the quarter ended March 31, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2023.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022, filed on August 23, 2022. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than as set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
We may be adversely affected by changes to our independent consultant compensation plans
We modify our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business-related considerations. It is difficult to predict how such changes will be viewed by our independent consultants and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019, August 27, 2020, and February 17, 2022. Under the plan, we are authorized to repurchase up to $60.0 million of our outstanding shares through November 30, 2023. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under this repurchase program. At March 31, 2023, there is $27.7 million remaining under this repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and June 30, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended March 31, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	May 4, 2023	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2023	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)