Form 10-K
period 2023-06-30
Lifevantage Corp
filed 2023-08-28
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended June 30, 2023

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
Registrant's telephone number including area code
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $44.2 million, based on a closing market price of $3.72 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 25, 2023 was 12,701,736 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2023 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2023.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Inability to properly manage, motivate and retain our independent consultants (which we previously referred to as “distributors ” in our prior filings) or to attract new customers and independent consultants on an ongoing basis;
•The widespread outbreak of an illness or communicable disease or any other public health crisis, including the recent COVID-19 pandemic, could adversely affect our business, results of operations and financial condition;
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
•The impact of actions by activist stockholders;
•Legal proceedings may be expensive and time consuming;
•Strict government regulations on our business;
•Our Cannabidiol (“CBD”) products are subject to varying and changing federal, state or local laws, which could adversely affect our results of operations and financial conditions;
•Regulations governing the production or marketing of our products;
•Risk of investigatory and enforcement action;
•Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business;
•Failure to comply with anti-corruption laws;
•Loss of or inability to attract key personnel;
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
SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business that may cause actual results to differ materially from our forward-looking statements include the following:
•An inability to properly motivate and incentivize sales from our independent consultants could harm our business.
•The widespread outbreak of an illness or communicable disease, or any other public health crisis, including the recent COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.

•Cyber security risks and the failure to maintain the integrity of data belonging to our company, employees, customers, and independent consultants could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
•We may not be successful in expanding our operations.
•If we are able to expand our operations, we may experience difficulties in managing our future growth, which could adversely affect our business.
•We may not succeed in growing our business in existing markets or opening new markets.
•Actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
•Our independent distributors could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.
•Inability of new products and technological innovations to gain market acceptance by customers and/or independent distributors could harm our business.
•Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.
•Our business may be harmed if we are unable to appropriately manage our inventory.
•Our business could be negatively impacted if we fail to execute any product launch process due to increased pressure on our supply chain, information systems and management.
•We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
•We primarily depend on a few products for our revenue.
•If we are unable to retain our existing customers and independent distributors or attract additional customers and independent distributors, our revenue will not increase and may decline further.
•High quality materials for our products may be difficult to obtain or expensive.
•Although our independent consultants are independent contractors, improper actions by independent consultants that violate laws or regulations could harm our business.
•We are dependent upon third parties to manufacture our products.
•Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that negatively impact our business.
•Our direct selling program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.
•Our business is subject to strict government regulations.
•Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.
•Our business is susceptible to product liability claims.
•We may be adversely affected by changes to our independent consultant compensation plans.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only.
We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. Our line of scientifically validated dietary supplements includes our flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, and Daily Wellness dietary supplements. TrueScience® is our line of skin, hair, bath & body, and targeted relief products. We also market and sell Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio® our nootropic energy drink mixes, and PhysIQ, our smart weight management system.
We were incorporated in Colorado in June 1988 under the name Andraplex Corporation. We changed our corporate name to Yaak River Resources, Inc. in January 1992 and subsequently changed it again in October 2004 to Lifeline Therapeutics, Inc. In October 2004 and March 2005, we acquired all of the outstanding common stock of Lifeline Nutraceuticals Corporation. In November 2006, we changed our name to LifeVantage Corporation. From our fiscal year 2005 until our fiscal year 2009, we marketed and sold a single product, Protandim®, through traditional retail stores. In October 2008, we announced that we were transitioning our business model from a traditional retail model to a direct sales model in which Protandim® would be sold primarily through a network of independent consultants. Since entering direct sales, we have increased our geographic reach by entering new international markets and increased our product offering by introducing additional scientifically validated products.
In 2018, we reincorporated from the State of Colorado to the State of Delaware.
Fiscal Year 2023 Highlights
COVID-19 Influence on Business Operations and Work Environment
In fiscal year 2023, we maintained both virtual and in person business operations, which started in 2020 as a result of the COVID 19 pandemic. During fiscal year 2023, we continued to provide successful virtual events and trainings, including twice-weekly online training events. We have seen a high level of engagement and attendance from our independent consultants, with hundreds of attendees on average and over 2,000 attendees at some virtual and in-person meetings. In fiscal year 2023, we continued the hybrid model with our employees working from home a few days a week and in the office a few days a week which has worked well for employee productivity. We remain focused on being digital first and committed to increasing our investments into digital technologies and tools for independent consultants and employees to function effectively in the current hybrid working environment.
New Product Offerings
In fiscal year 2023, we launched three new products. In the US, Australia, New Zealand, and Japan we launched a multi-vitamin system branded as the LifeVantage® Rise AM & Reset PM System™ in the US, the TimeVantage® Zen & Go System in Japan, and the TimeVantage™ Nutrient System in Australia and New Zealand. This product set provides an essential micronutrient foundation of vitamins, minerals, and adaptogens to support ultimate activation for antioxidant pathways. In those same markets we also launched LifeVantage® D3+, a micronutrient solution of vitamins D and K2, magnesium and calcium to support a balanced immune response, strong bones and a healthy cardiovascular system.
Several products also were introduced into new markets in fiscal year 2023:
•Australia introduced TrueScience ® Liquid Collagen, Body Wash and Body Lotion, AXIO®, Protandim® NAD Synergizer, and LifeVantage® IC Bright, and Daily Wellness.
•New Zealand introduced TrueScience® Liquid Collagen and Body Lotion, LifeVantage® IC Bright, Daily Wellness and AXIO®.

•Mexico introduced Protandim® NAD and PhysIQ® BRN as well as LifeVantage® IC Bright, Daily IMM and a new delivery system of LifeVantage Protandim® Nrf2® in 7-day blister packs for direct retailing to customers.
•Japan introduced TrueScience® Liquid Collagen, Protandim® NAD Synergizer, LifeVantage® IC Bright, and a limited-edition flavor of LifeVantage® Daily Wellness.
•The United States introduced a number of limited-edition AXIO® flavors.
•Canada, Europe and Hong Kong introduced LifeVantage® IC Bright and Daily Wellness.
•Singapore introduced LifeVantage® ProBio, IC Bright and Daily Wellness.
•Taiwan introduced LifeVantage® ProBio.
Technology Innovation
We continued to develop, enhance and improve the LifeVantage app, which is available for download on the Apple app store and Google Play store. This custom-developed platform is pioneering new ways for us to interact with our independent consultants and gives us and our consultant leaders valuable insight into the activities of the broader independent consultant base. The app provides independent consultants with tools and communications that help simplify business activities, by providing step-by-step instruction for starting their business, and ways to improve the prospecting of potential consultants and customers.
Nutrigenomic Culture & Activating Wellness
We have continued to simplify our nutrigenomic story, emphasizing that it activates and empowers the body to work better by using nutrients to turn natural internal processes on or off and help support vibrant health at any age. Nutrigenomics and cellular activation are cutting-edge trends in our industry that support our unique position in the market and leverage our core competencies and existing products. Activation is the guiding principle of our culture and is the key underlying message for our independent consultants and customers. We are capitalizing on this message by highlighting how LifeVantage has used the concept of activation and expanded it to every aspect of our business, with a new brand message of “activating wellness.” By focusing on wellness, we are able to apply activation not only to our products, which support physical, mental, and emotional health, but also our business opportunity, which supports financial, social, and spiritual health. The “activating wellness” message was introduced in fiscal year 2022 and continues to be featured across our communications with our independent consultants and in our brand and marketing materials. In fiscal year 2023, the brand message of activation and “activating wellness” grew to include four “activation paths” that encompass three overarching product categories and our business opportunity. The four “activation paths” are known as “Optimize Health,” “Achieve More,” “Look Radiant,” and “Evolve Possibilities.” Each product path is anchored by key activating products such as the Protandim® line for the “Optimize Health” pathway. These pathways, as an expansion of our activation message, will continue to be a focus of additional marketing and media assets.
Red Carpet Program
In fiscal year 2023, we continued to grow through our red-carpet program, which is designed to attract and incentivize experienced direct selling sales leaders who are in transition to join LifeVantage. Red carpet leaders are identified by our independent consultants who facilitate the relationship between the potential red carpet leader and LifeVantage. Our corporate team does not actively engage in recruiting leaders for the red carpet program. We remain optimistic that this program will help drive long term revenue growth for our business. We have increased red carpet leadership enrollments and hope to see improved retention and active independent consultant and customer counts as a result of this program.
Rewards Circle Customer Loyalty Program
In March 2023, we launched Rewards Circle, our first-ever customer loyalty program, in the United States, Australia, New Zealand, and Japan. This program rewards customer loyalty through subscription purchases. The amount spent on each subscription purchase accumulates toward different reward thresholds. When a threshold is reached, the customer receives reward credits that they can apply to future purchases. The amount rewarded varies by the customer’s status, which is based on their lifetime cumulative spend. Rewards Circle is focused on supporting customer retention for independent consultants, supporting their efforts to grow and maintain their LifeVantage business.

Our Competitive Advantages
We believe we have a competitive advantage in several key areas:
•Our Sales Compensation: We believe our sales compensation plan engineered for our independent consultants is one of the more financially rewarding plans in the direct selling industry and in line with direct selling industry standards. Our sales compensation plan also enables independent consultants to earn compensation early and often as they sell our products. Some elements of our sales compensation plan are calculated and paid daily to eligible independent consultants and others are calculated and paid weekly or monthly, allowing new independent consultants to receive their sales commissions more quickly. We believe the ease of more frequent payments of sales commissions helps us attract and then retain new consultants by allowing them to receive their commission payments as soon as possible after making qualified product sales. We also offer a variety of incentives to our independent consultants for achieving specified product sales goals. We believe our sales compensation plan provides motivation for our independent consultants to sell our products to customers and share the business opportunity with those entrepreneurs seeking to begin their own sales business. In January 2023, we announced the adoption of a new compensation plan for our independent consultants, which became effective March 1, 2023, in our United States, Australia, New Zealand and Japan markets. The new compensation plan is known as our “Evolve Compensation Plan.” We plan to roll out this new compensation plan to our other markets.
•Our Products: Our focus is on nutrigenomics, the study of how properly formulated and applied nutrition and naturally occurring compounds affect human genes to support good health. We have developed proprietary and exclusive scientifically validated nutrigenomics products focused on helping individuals look, feel and perform better. Our products are the Protandim® line of scientifically validated dietary supplements; LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+ and Daily Wellness dietary supplements; TrueScience®, our line of skin, bath & body, target relief, and hair care products; Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; Axio®, our nootropic energy drink mixes; and PhysIQ our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together (marketed as the Protandim® Tri-Synergizer) has been shown to produce synergistic benefits greater than using the individual products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns. Our TrueScience® line of Nrf2- and CBD-enhanced anti-aging skin care, hair care, bath & body, and targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn and PhysIQ Prebiotic, all formulated to aid in weight management. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
•Technology-Enabled Consultant Training and Resources: We are committed to providing our independent consultants with resources and training designed to promote productivity and their opportunity for successful sales and resulting commissions. We are dedicated to using technology to facilitate a streamlined approach for independent consultants to manage their businesses and sell our products. The LifeVantage app, which is available for download on the Apple app store and Google Play store, is a custom-developed platform that provides new ways for us to interact with our independent consultants and gives us and our consultant leadership valuable insight into the sales activities of our consultant base. The LifeVantage app was designed to allow independent consultants to conduct their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide independent consultants on what to share, when to share it, and with whom to sell LifeVantage products. In addition, we provide other business and product training materials, and we encourage our independent consultants to participate in company-sponsored events, including conventions and sales promotions and incentives.
•Our Culture: We are committed to creating a culture for our independent consultants, their customers and our employees that focuses on ethical, legal and transparent business practices. At enrollment, our independent consultants agree to abide by their contract with us, which includes our policies and procedures. These policies and procedures, when followed, are designed to ensure that our independent consultants comply with applicable laws and regulations. Our consultant compliance department monitors the activities of our independent consultants as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal and transparent culture attracts highly qualified employees and independent consultants who share our commitment to these principles.
•Global Customer Acquisition: We introduced our global customer acquisition program in April 2018 to expand the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables independent consultants to leverage customer sales through their international relationships outside of their home countries. The program initially launched in eight markets, many of which subsequently became fully open for business on-the-ground through a growing network of resident independent consultants. We continued expanding our global customer base in fiscal year 2021 by entering into key strategic agreements with third parties based in the United States that helps customers ship LifeVantage products purchased in the U.S. throughout the world via their customer personal purchase and importation programs. We also expanded our Auto-Assigned Customer Program, which allows new customers to order directly through www.lifevantage.com without being required to go through an independent consultant on their initial order. After the initial order, these new customers are then assigned to independent consultants, who benefit from the initial sale commission and are then incentivized to provide future product support and sales to the assigned customer. This program provides consumers easier access to our innovative products while providing referrals to our consultant force.
•Our Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our independent consultants, work to generate long-term value for our stockholders and contribute to the broader society through charitable programs, including the 501(c)(3) LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world. In turn, we offer competitive compensation and direct employee focus toward the short and long-term goals of our stockholders and independent consultants.
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
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically validated products under the LifeVantage®, Protandim®, TrueScience®, Petandim®, AXIO®, and PhysIQ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing and evaluating new products that are consistent with our commitment to provide quality, scientifically validated products that activate and empower the body’s ability to work better. We will use our “activation paths” of Optimize Health, Look Radiant, and Achieve More as a guide as we look to identify new areas to focus our research and development efforts. As we expand, we intend to build on our foundation of nutrigenomics with products that activate or support products that activate gene or cell pathways targeting specific benefit areas, provide real results, and are an essential and enjoyable part of everyday life. We are also exploring ways to expand our product delivery systems. We remain committed to helping people look and feel healthy and vibrant at any age by combating sources of premature aging or declining health.
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
We also continue to perform our own research into Protandim® Nrf2 Synergizer® and the synergy with other products in our portfolio. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer® (marketed as the Protandim® Tri-Synergizer), continuing to show how our Protandim® product line is differentiated and unique in the marketplace. We also filed a U.S. Patent application in fiscal year 2023 which, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when used together.
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
Protandim® NAD Synergizer®
Sirtuin activity naturally declines by as much as 60 percent as humans age. Research has long shown that sirtuin activity can be increased by as much as 94 percent through drastic caloric restriction. Protandim® NAD Synergizer® is a dietary supplement which was specifically formulated to target the biochemical pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide) and has been shown to double sirtuin activity in just 24 hours. Sirtuin activity has been linked to multiple health benefits. In addition to being responsible for cellular autophagy (cellular cleanup and renewal process), sirtuins help improve mental focus and concentration, support positive mood and motivation, boost mental and physical energy, aid in maintaining cholesterol levels already in a healthy range, support a healthy vascular system, and promote healthy longevity. A recent study on the active ingredients in NAD Synergizer also demonstrated a significant increase in NAD+ associated metabolites.
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
LifeVantage® Rise AM& Reset PM System™
The LifeVantage® Rise AM & Reset PM System™ is an intelligent approach to a multivitamin that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time. Timewise Nutrient Delivery™ was developed in combination with experts in biochemistry, biophysics, and molecular biology and results in nutrition that allows your body to stay in sync with its natural rhythms, delivering energy and focus for a productive day and helping to calm the mind and body at night.
LifeVantage® D3+
LifeVantage® D3+ is a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health.
PhysIQ
We sell weight management products under our PhysIQ brand, which consists of:
•PhysIQ Fat Burn: a supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.
•PhysIQ Prebiotic: a supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.
TrueScience® Skin Care
Our line of anti-aging skin care products under our LifeVantage TrueScience® brand, consists of:
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
TrueScience® Hair Care
Our line of hair care products under our TrueScience® brand, consists of:
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
AXIO®
AXIO® is our line of energy drink mixes, formulated as a nootropic to promote alertness and support mental performance. These energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood. Available in regular and decaf formulas, AXIO® is derived from a unique combination of scientifically validated ingredients.
Product Stacking
A stack consists of multiple products bundled together that are designed to achieve a specific result. By studying the effects of nutrients and natural compounds, we have developed scientifically backed nutrigenomics products that promote healthy aging on the cellular level. By stacking these products together, we have created a foundation for synergy from nutrigenomic products to promote a healthier life.
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
Distribution of Products
We believe our products are well suited for consultant to customer sales through our direct selling model. This model allows our independent consultants to educate our customers regarding the benefits of our unique products more thoroughly than other business models. Our direct selling model also allows our independent consultants to offer personalized customer service to our customers and encourage regular use of our products.
Product Return Policy
All products purchased directly from us include a product guarantee. Subject to some exceptions based on local regulations, we will accept returns of opened and unopened products within 30 days of purchase for a full refund of the purchase price. In addition, our product return program allows independent consultants to return certain unopened, unexpired products for a refund of the purchase price less a 10% restocking fee and any paid commissions. The amount of inventory we will repurchase from an independent consultant is subject to specified policies and procedures.
Accounts
We generally categorize accounts as either independent consultants or customers, both of which may be consumers of our products.
Independent Consultants
An independent consultant in our company is an independent contractor who participates in our direct sales opportunity by enrolling through the independent consultant contract process and selling our products. Independent consultants may purchase our products and sell them to others either directly or through our company. We believe our independent consultants are typically entrepreneurs, who believe in our products and desire to earn income through sales commissions and by building their own consulting business. Many of our independent consultants are attracted by the opportunity to sell unique, scientifically validated products without incurring significant start-up costs. Independent consultants sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent consultants may purchase product from us for individual and family consumption and for demonstrations, samples and retailing opportunities.
While we provide product development, shipping and logistics support, brochures, magazines, a website, the LifeVantage app and other sales and marketing materials, independent consultants are primarily responsible for their sales to customers and for attracting, enrolling and educating new independent consultants about the benefits of our products and sales compensation plan. An independent consultant creates multiple levels of compensation by selling our products and enrolling new independent consultants who sell our products. These newly enrolled independent consultants form a “downline” or “group” for the independent consultant who enrolled them. If downline independent consultants enroll new independent consultants or customers who purchase our products, they create additional levels of compensation and their downline independent consultants remain in the same downline network as the original enrolling independent consultant We pay commissions only upon the sale of our products. We do not pay commissions for enrolling independent consultants.
We define “active independent consultants” as those independent consultants who have purchased product from us for retail sales or personal consumption during the prior three months. We had approximately 54,000 and 63,000 active independent consultants as of each of the fiscal years ended June 30, 2023 and 2022, respectively.
Independent Consultant Compensation
In January 2023, we announced the adoption of the Evolve Compensation Plan for our independent consultants, which became effective March 1, 2023, in our United States, Australia, New Zealand and Japan markets. We plan to roll out this new compensation plan to other markets.
We believe our sales compensation plan is one of the more financially rewarding in the direct selling industry and in line with direct selling industry standards. Some elements of our sales compensation plan are paid daily, to eligible consultants, and others are paid weekly or monthly. We believe this gives us a competitive advantage and helps retain new consultants by allowing them to receive some sales commissions in a more timely manner from their sales efforts. Our sales compensation plan is intended to appeal to a broad cross-section of people, including those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Through the Evolve Compensation Plan our independent consultants earn bonuses specifically for the sale of products to customers and by growing a customer subscription-based business, creating greater opportunities for consultants who are not interested in enrolling other consultants to sell products. Our independent consultants earn sales commissions on product sales to their personally enrolled customers and independent consultants and the product sales to customers and independent consultants within their sales organization, or "downline." Our independent consultants can also earn money by purchasing product from us and selling that product to others at their chosen retail price. We pay sales commissions in the local currency of the independent consultant’s home country.
Independent Consultant Motivation and Training
Our revenue depends on the sales success and productivity of our independent consultants. We provide tools, training and technology designed to increase our independent consultants' sales productivity and increase their potential for sales success. We offer training and business development opportunities to our independent consultants, including the opportunities listed below.
•Playbook: Professionally designed training materials independent consultants can utilize in their sales efforts.

• Activation Nation Podcast: Our digital audio series presented by our corporate support team and independent consultant leaders provides training and tips on becoming more productive in selling our products.
•Elite Academy, Global Convention, and Other Company-Sponsored Training: We hold regularly occurring live and virtual company-sponsored events intended to provide sales training and motivation to our independent consultants, in addition to twice-weekly virtual consultant trainings.
•Promotions and Incentive Trips: We hold special sales promotions, business incentives and incentive trips from time to time in order to motivate our independent consultants to accomplish specific sales goals.
•Mobile Application: The LifeVantage app was designed to allow users to conduct their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom to maximize their sales potential.
•Online Social Media Groups: Through the use of social media platforms, we host online groups to support the success of our independent consultants. Important announcements, trainings, calls and documentation are also shared through our social media groups to provide our independent consultants many opportunities to find the training and support.
•Corporate Support Team: The LifeVantage contact center, VIP Lines, and sales support team are designed to provide support, motivation, training and resources to our independent consultants through their business journey. As consultants advance through the titles in our consultant path, they continue to receive more personalized support.
We continue to evaluate new ways in which to incorporate new technology and sales training opportunities to improve consultant product sales.
Independent Consultant Compliance Activities
Given that our independent consultants are independent contractors, we do not control or direct their promotional efforts. We do, however, require that our independent consultants abide by policies and procedures that require them to act in an ethical manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry's code of ethics.
Independent consultants represent to us that their receipt of sales commissions is based on their product sales and by product sales of other LifeVantage consultants in their personal marketing organization. We must produce or pre-approve all sales aids used by independent consultants, such as brochures and online materials. Products may be promoted only through sales materials produced or approved by us. Independent consultants may not use our trademarks or other intellectual property without our written consent.
We monitor and systematically review alleged independent consultant misbehavior through our internal consultant compliance department. If we determine one of our independent consultants has violated any of our policies and procedures, we first attempt to educate, but may discipline or terminate the independent consultant’s rights to sell or distribute our products when appropriate. When necessary, we have brought legal action against independent consultants, or former consultants, to enforce our policies and procedures. Short of termination or legal action, and in addition to educating, we may impose sanctions against independent consultants whose actions are in violation of our policies and procedures. Such sanctions may include warnings, probation, withdrawal or denial of an award, suspension of privileges of a consultantship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.
Customers
Customers purchase products directly from us at either our retail (list) pricing for one-time purchases or our subscription price on a monthly subscription basis for personal consumption, without the ability to resell or earn commissions from the purchase or sale of such products. Customers who order their items on a subscription also automatically join our Rewards Circle loyalty program, a program that rewards customer loyalty through subscription purchases. A customer may decide to enroll as an independent consultant at any time if they become interested in selling our products. We believe our customers are a great source of word-of-mouth advertising for our products. We also believe our large base of customers validates the health benefits of our products.
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2023 and 2022, we had approximately 89,000 and 93,000 active customers, respectively.

Sales of Our Products
We accept orders for our products through our website at www.lifevantage.com and through personalized websites we provide to our independent consultants, which we refer to as “Virtual Offices.” Orders placed through Virtual Offices and through our website are processed daily at our fulfillment centers, where orders are shipped directly to the consumer.
We offer toll-free numbers for our independent consultants and our customers to order product or ask questions. Our customer service representatives assist customers in placing orders through our web order processing system, answering questions, tracking packages, and initiating refunds. The customer service representatives receive extensive training about our products and our direct selling business model. LifeVantage customers and independent consultants generally pay for products by credit card, prior to shipment, and as a result, we carry minimal accounts receivable.
Seasonality
In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. We believe that direct selling in the United States and Japan is also generally negatively impacted during our first fiscal quarter, from July 1 through September 30, when many individuals, including our independent consultants, traditionally take vacations. The timing and size of our training events and incentive trips can also cause revenue and expense to fluctuate in the periods that they are held.
Although our product launch process may vary by market, we may introduce new products to our customers and independent consultants through limited-time offers and promotions. The limited-time offers and promotions typically generate significant activity and a high level of sales and purchasing, which may result in a higher-than-normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. Similarly, company events for independent consultants typically generate a higher-than-normal increase in revenue. The timing of these events can also skew year-over-year and sequential comparisons.
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sold our products in China through our approved e-commerce business model until March 2023, at which time we closed our e-commerce business in China. In fiscal year 2023, revenue generated in the United States accounted for approximately 70% of our total revenue and revenue generated from Japan accounted for approximately 15% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2023		2022
Americas	$155,361	72.8%	$138,323	67.0%
Asia/Pacific & Europe	58,037	27.2%	68,037	33.0%
Total	$213,398	100.0%	$206,360	100.0%
Additional comparative revenue and related financial information is presented in the section captioned "Segment Information" in Note 2 to our consolidated financial statements.
Marketing
We utilize our network of independent consultants located throughout the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines to market and sell our products. We also have in-house sales, marketing, IT, and customer service groups dedicated to supporting our independent consultants. Support includes training and education, personalized assistance, in-person and digital events, recognition, incentives and promotions, digital and social media content, press coverage, regular communications, as well as a full suite of marketing assets, including content for their websites.
Raw Materials and Manufacturing
We outsource the primary manufacturing, fulfillment, and shipping components of our business to third-party companies we believe possess a high degree of expertise. We believe outsourcing provides us access to advanced manufacturing process capabilities and expertise without incurring fixed costs associated with manufacturing our own products in house.

We currently outsource the manufacture of our products to multiple third-party contract manufacturers. Our contract manufacturers have a legal obligation to comply with the current Good Manufacturing Practices regulations that are applicable to those who manufacture, package, label and hold dietary supplements and personal care products. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution to consumers. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and prepare for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders. We also have a Vendor Code of Conduct that we expect our contract manufacturers and/or vendors to adhere to. This Vendor Code of Conduct requires contract manufacturers and vendors to abide by certain human rights, labor rights, protection of the environment and fight against corruption standards outlined under the United Nations Global Compact.
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
Protandim® Nrf2 Synergizer® is a proprietary, patented dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting its formulations are held by LifeVantage Corporation or our wholly owned subsidiary, Lifeline Nutraceuticals Corporation. Our intellectual property is covered, in part, by many issued U.S. patents. Our patents and patent applications claim the benefit of priority of multiple U.S. provisional patent applications, the earliest of which was filed on March 23, 2004, and relate to compositions, methods of use, and methods of manufacture of various compositions, including those embodied by the Protandim® Nrf2 Synergizer® formulation. The expected duration of our patent protection via some granted patents for Protandim® Nrf2 Synergizer® is at least through approximately March 2025, and we continue to research and file new composition and method patents in the U.S. for enhanced and improved product formulations that will extend our patent protection for a variety of product formulations and methods. During fiscal year 2018, we received other patents for personal care or skin care products. These patents expire approximately February 2036. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer®, collectively called the Tri-Synergizer™ pack. In fiscal year 2023, we filed for a U.S. patent application which, if granted, will protect the combined synergistic effects and benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when these two products are used together.
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
Competition
Direct Selling Companies
We compete with other direct selling companies, many of which have longer operating histories and greater visibility, name recognition and financial resources than we do. We also compete with newer direct selling companies that may attempt to solicit our independent consultants by offering the possibility of a more financially rewarding opportunity or by being among the company's early consultant base. We compete for new consultants with these companies on the basis of our business opportunity, product offerings, sales compensation plan, management and operations. In order to successfully compete in the direct selling industry and attract and retain quality consultants, we must maintain the attractiveness of our business opportunity, product offerings and sales compensation plan.
Dietary Supplement Market
We compete with other companies that sell dietary supplements. We believe the dietary supplement market is highly fragmented and competitive. We believe competition in the dietary supplement market is based primarily on quality, price, efficacy, brand name, and recognition of product benefits. In the dietary supplement industry, our competition includes numerous nutritional supplement companies, pharmaceutical companies and packaged food and beverage companies. Many of these companies have broader product lines, larger sales volumes and greater financial resources than we do. Additionally, some of these companies are able to compete more effectively due to greater vertical integration. Increased competition in the dietary supplement market could have a material adverse effect on our results of operations and financial condition.
Nrf2 Activators
In the last few years, we have seen the number of products marketed as Nrf2 activators increase. We anticipate the number of products that claim to activate Nrf2 will continue to increase as the technology becomes more popular and more broadly accepted.
Direct Antioxidants
Vitamin C, vitamin E, other vitamin/mineral antioxidants, and other sources of externally derived antioxidants may be considered competitors of Protandim® Nrf2 Synergizer® but they are mechanistically distinct from Protandim® Nrf2 Synergizer®. These other sources of antioxidants do not increase the body’s elimination of oxidants using internal antioxidant enzymes. Our research indicates that Protandim® Nrf2 Synergizer® increases production of anti-fibrotic gene products, including antioxidant enzymes, such as superoxide dismutase and catalase, within the cells of the body. We believe that the body’s internally produced antioxidant enzymes provide a better defense against oxidative stress than externally derived sources of antioxidants.
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
Eye Health and Vitamin Products
There are many companies that market eye health and other vitamin/mineral supplements and we anticipate additional companies will likely continue to develop products that are competitive with our IC Bright®, LifeVantage® Daily Wellness, LifeVantage® Rise AM & Reset PM System™, and LifeVantage® D3+.
Personal Skin Care Market
In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based, Nrf2 and personal care products. We also now compete in the growing global liquid collagen market and believe we can compete with our triple-action formula that has been shown to deliver visible results in only 30 days as it activates, replenishes and maintains collagen levels. Our TrueScience® Liquid Collagen product is a unique blend featuring sustainably sourced, hydrolyzed fish collagen that delivers 10 different types of peptides – significantly more than most competitive products – plus a unique red quinoa extract that has been shown to up regulate genes associated with collagen production and down regulate those that produce enzymes that break down collagen.
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
Animal Supplement Market
We compete principally with large, well-known companies in the animal supplement market. Most of the companies we compete with in the animal supplement market have broad distribution channels that include retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, that we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based animal supplement product.
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
Regulatory Environment
The formulation, manufacturing, packaging, labeling, and advertising of our products in the United States are subject to regulation by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), as well as comparable state laws.
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
The FDA's Center for Veterinary Medicine (“CVM”) is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), that relates to animal supplements, like our Petandim® product. CVM's primary responsibility in enforcing the FFDCA is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard. CVM has taken the position that DSHEA does not apply to products intended for animals, but it is clear that products like Petandim® are under FDA jurisdiction.
Our Petandim® product follows the labeling rules of the National Animal Supplement Council (“NASC”) of which LifeVantage is a member. Under the NASC rules, Petandim® is classified as a dosage form animal health product.
While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our customers/consumers, investors, independent consultants, vendors, and employees. Warning letters also often spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief. There were no open letters from the FDA as of June 30, 2023.
FTC Regulations
Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act (“FTC Act”). Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement for “food, drugs, devices, services, or cosmetics." The FTC Act provides that disseminating any false advertisement pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice. An advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. We are required to have adequate scientific substantiation for all material advertising claims made for our products in the United States. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers may also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims, which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us and/or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.
The National Advertising Division (“NAD”), of the national Better Business Bureau, a non-governmental not-for-profit organization through its Advertising Self-Regulatory Council (“ASRC”), is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite claim substantiation standard exists for advertising claims, including specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website, and the NAD often refers cases to the FTC, if the advertisers do not agree to modify their advertising in conformance with the NAD decision. We have been the subject of a NAD proceeding in 2008 and 2009, which was concluded in 2009.
In January 2019, the Direct Selling Self-Regulatory Council (“DSSRC”) was introduced. This program monitors the entire direct selling channel — including Direct Selling Association member companies and non-members. The DSSRC provides impartial monitoring, enforcement, and dispute resolution regarding product claims or income representations (including lifestyle claims) disseminated by direct selling companies and their sales force members (consultants). The failure of a company to resolve DSSRC complaints will ultimately result in the DSSRC reporting the matter to the FTC, which may or may not pursue enforcement action in any given case. There were no open letters from the FTC as of June 30, 2023.
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
•require us or our independent consultants to register with governmental agencies;
•impose caps on the amount or type of sales commission we can pay;
•impose reporting requirements; and
•require that we ensure, among other things, that our independent consultants maintain levels of product sales to qualify to receive sales commissions and that our independent consultants are being compensated primarily for sales of products and not primarily for recruiting additional participants.
The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject to government investigations related to our direct selling activities. This may require us to make changes to our business model and our sales compensation plan.
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
The FDA Food Safety Modernization Act
The FDA Food Safety Modernization Act (“FSMA”) was enacted in 2011 and is now part of the FFDCA. The FSMA is a comprehensive set of laws that gives the FDA considerable authority with respect to the prevention of food contamination and the serious problems associated with such contamination. Among other things, it does the following:
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
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of statutory and regulatory schemes. We typically market our Protandim® line of products in international markets as foods, health foods or dietary supplements under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” or equivalent in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our independent consultants channel because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim® Nrf2 Synergizer®. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® Nrf2 Synergizer® that contains ashwagandha in Japan. As such, we reformulated Protandim® Nrf2 Synergizer® for the Japan market to exclude ashwagandha and include black pepper extract. This reformulated Protandim® Nrf2 Synergizer® was introduced in Japan in fiscal year 2013.

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
Our business model is also subject to regulatory frameworks that may limit or significantly alter the way business is done in foreign markets vis-à-vis the United States. For example, our marketing of products or business opportunity as a consultant in the United Kingdom differs significantly from marketing to United States customers and consultants. Consequently, we may experience additional costs and delays in entering or continuing to do business in foreign markets in order to comply with local regulations.
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
Employees
As of June 30, 2023 and 2022, we had 248 and 259 full-time employees, respectively. As of June 30, 2023, 184 of our full-time employees were based in the United States, 29 were based in Japan and a total of 9 were based in the Philippines, 9 in Thailand, 8 in Taiwan, 3 in Mexico, 3 in Australia, 1 in Singapore, 1 in Europe, and 1 in Canada. We do not include our independent consultants in our number of employees because our independent consultants are independent contractors and not employees. We outsource our manufacturing, warehousing and shipping operations.
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
Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our customers and independent consultants, work to generate long-term value for our stockholders and contribute to the broader public through charitable programs, including LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world. In turn, we offer competitive compensation and guide employees to focus on the long-term goals of our stockholders and independent consultants. We have received many ‘best place to work’ awards over the years, most recently being named to the Utah Top Workplaces List by the Salt Lake Tribune.
Environment: We are committed to reducing our impact on the environment and creating awareness about sustainability. We strive to improve our environmental footprint over time and to initiate additional projects and activities that will further reduce our impact on the environment. Our commitment to the environment extends to our customers, our independent consultants, our employees, and the global communities in which we operate. We comply with applicable environmental regulations and strive to prevent pollution whenever possible. We are increasing our efforts to train our employees and independent consultants on our environmental program and empower them to contribute and participate. We are committed to continually improving over time by striving to measure our environmental impacts and by setting goals to reduce these impacts each year. Some examples of our efforts include:

•Using more easily recycled packaging for the launch of our new products in our TrueScience® line and ensuring the new products score low on the Think Dirty scale;
•Abiding by our environmental policy using the feedback from our stakeholders to help formalize our focus on sustainability and began using environmental auditing in our selection process for new partners;
•Switched to more easily recyclable bottles and cartons for product packaging, including replacing plastic bags with paper cartons for our energy drink products and using a fully recyclable glass bottle and cap for the recently launched TrueScience® Liquid Collagen product line;
•Began sourcing shipping boxes made from Sustainable Forestry Initiative (SFI) certified corrugate material;
•Created sharable videos that our independent consultants can use with our sustainability efforts;
•Focused on working with fish oil suppliers and fisheries who are Marine Stewardship Council (MSC) certified; and
•Joined the Roundtable on Sustainable Palm Oil (RSPO) to support sustainable sources of Palm Oil as we look for additional ways to enhance and /or create products for consumers.
Social/Community: We believe that our legacy is not the past, it is the future we create. This belief informed our effort to sponsor the formation of LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world. LifeVantage Legacy helps the leaders of tomorrow by touching a million lives across the world today. From simply helping a child in need to supporting initiatives that uplift entire communities, our goal is simple - give future generations the support and resources they need to live happier, healthier lives one child at a time. One of the best parts of LifeVantage is our commitment to leaving places better than we find them.
•Hosting home building trips over the holidays with our independent consultants and their families in Puerto Penasco, Mexico where we have built over 30 homes for families in need over the past several years.
•We have partnered with local refugee foundations to provide help to repair fences, provide habitat upkeep, as well as helped procure needed items for kids and cleaning supplies for people's homes.
•At our global convention, those who attended in person were able to aid us in packing 101,000 nutrient dense meals being sent to Thailand through a nonprofit partner.
•At our company-sponsored incentive trips, we make sure to take time and give back to the local communities. At our Elite training event, we spent a day preparing local hygiene and school kits for an organization who helps provide medical care for children in the community and their families who cannot afford it.
•We have a human rights policy and vendor code of conduct to formalize our auditing and commitment to align internationally with human rights philosophies in how we conduct business. We audit our key partners each year to ensure we are partnering with those who share our values.
•We measured our employee's engagement level and requested anonymous feedback during the fiscal year and implemented changes to address the feedback. We host a monthly all hands staff meeting to ensure our employees feel informed and aligned on our priorities. This meeting encourages transparent communication, which was a focus for us this fiscal year.
Governance: We endeavor to continue to strengthen and improve our corporate governance and executive compensation practices. We have an equity ownership policy to reinforce our belief that executives and directors who believe in the future of our company should have meaningful equity holdings in LifeVantage. In addition, we have a majority standard for the election of directors on our board.
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
The reports filed with the Securities and Exchange Commission (“SEC”), by us and by our officers, directors, and significant stockholders are available for review on the SEC’s website at www.sec.gov. Such reports are also available free of charge through the investor relations section of our website at www.lifevantage.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.

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
Risks Relating to Our Company
An inability to properly motivate and incentivize sales from our independent consultants could harm our business.
Motivating our independent consultants and providing them with appropriate sales resources, including technology, tools and training, are important to the growth and success of our business. We have faced, and may continue to face, challenges in motivating and incentivizing our independent consultants. In addition, actions we take from time to time to enforce our policies and procedures, may cause discord among some of our independent consultants. The loss of key independent consultants due to various factors including, but not limited to, voluntary termination or involuntary termination or suspension resulting from non-compliance with our policies and procedures, could distract our independent consultants and disrupt our business. For example, in the past, we have experienced discord among our leading independent consultants. If we fail to properly respond to any discord among our leading independent consultants in the United States and other markets, we could lose additional leaders, including to competing direct selling companies, which could have a significant negative impact on our revenue. Further, from time to time, we are involved in legal proceedings with former independent consultants. Such legal proceedings can be a distraction to our active independent consultants and can be expensive, time-consuming and cause a disruption to our business. Our inability to properly respond to these and other distractions may have a negative impact on our business.
The widespread outbreak of an illness or communicable disease, or any other public health crisis, including the recent COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in China and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The pandemic resulted in significant national and global economic disruption and there is a chance that a future public health crisis may adversely affect our business.
During fiscal year 2023, we continued to monitor COVID-19 and the disruptions it could have on our business. Our independent consultants have experienced, and could continue to experience, disruptions resulting from the recent COVID-19 pandemic. In Japan, independent consultants are still required to provide a hard-copy introductory packet (gaiyoshomen) in person to each person they approach to possibly enroll as an independent consultant before presenting our products and business opportunity. This requirement has inhibited, and could continue to inhibit, independent consultants from connecting with potential new independent consultants virtually or through social media from time. While some of the orders and restrictions that were in place during the COVID-19 pandemic have been lifted, we cannot be certain that such orders and restrictions will not be reinstated in the future. Accordingly, quarantines, avoidance of public places and general concerns about physical distancing related to COVID-19 or otherwise, if implemented, may significantly reduce the ability of our independent consultants to meet people in person and commence the enrollment process in some areas of the world. Our independent consultants have adapted their approach for customer outreach and sales, including transitioning to a stronger social media presence, in an effort to sustain their sales volume.
Our business may, in the future, experience additional disruptions and be negatively impacted by public health crises, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell or any of the raw materials or components required in the production process, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our independent consultants to conduct their businesses and purchase our products; and limitations on the ability of our customers or independent consultants to continue to purchase our products due to decreased disposable income.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could have a material adverse effect on our business, results of operations, access to sources of liquidity and financial condition.

Cyber security risks and the failure to maintain the integrity of data belonging to our company, employees, customers, and independent consultants could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
We collect and retain large volumes of data relating to our business and from our customers, independent consultants and employees for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our customers, independent consultants and/or employees, which could harm our brand and reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, all of which would substantially harm our business and operating results.
Further, we are subject to changes in the regulatory environment regarding privacy and data protection. Our growth and expansion into a variety of new markets may potentially involve new regulatory issues and requirements. For example, many countries, such as European Union member countries as a result of the General Data Protection Regulation (“GDPR”) have introduced into local law some form of traffic and user data retention requirements. Compliance with these retention requirements can be difficult and costly from a legal, operational and technical perspective and could harm our business and operational results. We did not experience a material cyber security event in fiscal year 2023.
We may not be successful in expanding our operations.
We may not be successful in expanding our operations. Although we have been selling our products through our direct selling network since fiscal year 2009, we still may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, primarily as a result of the impact on our business by the recent COVID-19 pandemic, our total revenue declined the prior two fiscal years. In addition, from time to time, we are compelled to terminate one or more of our independent consultants for actions contrary to their contractual obligations with us. In the past, some of these terminations have caused disruption among our independent consultants, and such terminations or resulting disruption in the future may negatively impact our revenue. Additionally, we may not be successful in keeping our leading independent consultants focused and motivated or in aligning their goals with our company goals. Although we are seeking to grow our business, if we fail to effectively manage operations in our existing markets and/or expand our operations into additional markets, we may be unable to generate consistent operating profit growth in future periods.
If we are able to expand our operations, we may experience difficulties in managing our future growth, which could adversely affect our business.
If we are able to expand our operations in the United States and in other countries where we believe our products will be successful, such expansion could place increased strain on our management, operational, financial and other resources. An inability to leverage our current resources in an efficient manner could have a material adverse effect on our business, operating margins, and results of operations. In addition, if we are able to expand our operations, we expect we will need additional managerial, operational, technical, sales, marketing, financial, legal, and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and loss of business opportunities, among others.
We may not succeed in growing our business in existing markets or opening new markets.
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2023, we generated approximately 30% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets and grow our existing markets. In some international markets, we have experienced difficulties which have resulted in adverse consequences to our business, including declining revenue in some markets and occasional disruption to our business with supply chain and logistics delays in delivering product to certain markets in a timely manner. Our business and financial results may be also negatively impacted if a particular market or new business model is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
Our independent consultants could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.
Our independent consultants are independent contractors and, accordingly, we are not in a position to directly provide the same oversight, direction and motivation as we would if they were our employees. As a result, there can be no assurance that our independent consultants will comply with applicable laws or regulations or our independent consultant policies and procedures, participate in our marketing strategies or plans, or accept our introduction of new products.
Extensive federal, state, local and international laws regulate our business, products and direct selling activities. Because we have expanded into foreign countries, our policies and procedures for our independent consultants differ slightly in some countries due to the different legal requirements of each country in which we do business. In addition, as we have expanded internationally, some of our independent consultants have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. While we have taken steps to stop or restrict these sales from occurring, including through our independent consultant policies and procedures, it can be difficult to enforce these policies and procedures because of the large number of independent consultants and their independent status. If relevant regulatory authorities determined that any such independent consultant activities are not compliant with all regulatory requirements, we could be subject to related fines, penalties and other assessments. Activities by our independent consultants that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business. In addition, violations by our independent consultants of our policies and procedures could reflect negatively on our products and operations and harm our business reputation. Further, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent consultants. In the past, some of our independent consultants have been investigated by government agencies for conduct alleged to have violated the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent consultant’s activities.
Inability of new products and technological innovations to gain market acceptance by customers and/or independent consultants could harm our business.
We believe our ability to introduce new products that gain acceptance among our customers and independent consultants is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain market acceptance by customers and/or independent consultants to the extent we anticipate or project. Factors that could affect our ability to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, new products we introduce may not be successful or generate substantial sales revenue. The introduction of a new product could also negatively impact other product lines to the extent our independent consultant leaders focus their sales efforts on the new product instead of an existing product. If any of our products fails to gain customer and/or independent consultant acceptance, we could see an increase in product returns.
In addition, we believe our ability to introduce new technologies that gain acceptance among our customers and independent consultants is an important part of our ability to grow our sales revenue in future periods. However, these or other new technologies that we introduce may not gain customer and/or independent consultant acceptance to the extent we anticipate or project.
If we fail to maintain proper and effective internal controls, our ability to product accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting.
We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes including the development and implementation of control policies and procedures regarding the international business policies, practices, monitoring and training for each country outside the U.S. in which we do business. However, we cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. In fiscal year 2023, we did not experience any material weaknesses in our internal control and/or financial reporting processes.
Our business could be negatively impacted if we fail to execute any product launch process due to increased pressure on our supply chain, information systems and management.
Although our product launch process may vary by market, we generally introduce new products to our customers and independent consultants through live events or cyber launches, limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in sales revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent consultants and their customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
Our business may be harmed if we are unable to appropriately manage our inventory.
In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our TrueScience® Liquid Collagen product in June 2022, we experienced higher than expected demand and did not have sufficient inventory to meet demand. Subsequently, our inventory balances increased significantly, causing us to engage in a deliberate effort to manage our inventory balances down to levels we viewed as appropriate. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired, we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption in these systems could adversely affect our business.
We depend on our information technology (“IT”), systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent consultant sales compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent consultants and their customers.
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
We entered into a Financing Agreement in March 2016, which was subsequently amended in May 2018, February 2019, April 2021 and September 2022 that provides for a credit facility consisting of a revolving loan facility in an aggregate principal amount not to exceed $5 million. The revolving loan facility has a maturity date of March 2024. As of June 30, 2023 and 2022, there is no outstanding balance on the revolving loan facility. The principal amount of any borrowings under the credit facility is repayable in consecutive quarterly installments. We expect to generate the cash necessary to pay any future principal and interest on the credit facility from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The credit facility is secured by a lien on substantially all of our assets, and the assets of our subsidiaries, and contains customary covenants, including affirmative and negative covenants, that restrict our ability to incur or guarantee additional indebtedness, declare or pay dividends on or redeem capital stock, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell our assets and enter into consolidations, mergers or transfers of all or substantially all of our assets. The credit facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and meet certain informational requirements in order to draw on the revolving loan facility, if needed. Our ability to meet these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. A breach of any of the covenants, ratios, tests or restrictions imposed by the credit facility would result in an event of default and the lender could declare any and all amounts outstanding under the credit facility to be immediately due and payable or limit our ability to draw on the revolving loan facility. Our assets may not be sufficient to repay the indebtedness if the lenders accelerate our repayment of the indebtedness under the credit facility. We were in compliance with all credit facility covenants at the end of fiscal year 2023.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
Global economic conditions continue to be challenging and unpredictable. A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent consultants, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to customers and independent consultants are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenue is generated in Japan, strengthening of the U.S. Dollar versus the Japanese yen has had and, in the future, could have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
Additionally, we may be negatively impacted by conflicts with, or disruptions caused or faced by, third party importers, as well as conflicts between such importers and local governments or regulatory agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development or growth plans.
Based on our current plans, we believe that our current cash and cash equivalents and our ongoing cash flow from operations will be sufficient to satisfy our anticipated cash requirements for at least 12 months from the date of this report. If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may be required to raise significant additional capital to support our continued operations and the implementation of our business and growth plans. Future funding requirements will depend on many factors, including but not limited to:
•the costs associated with acquiring products from third-party vendors;
•the costs of the sales and marketing activities of our products;
•the costs associated with commissions and incentives for our independent consultants;

•litigation expenses we incur to defend against claims, including claims that we infringe the intellectual property of others or judgments we must pay to satisfy such claims;
•contractual obligations to third parties;
•our rate of progress in developing, launching and selling our current products and any new products we pursue;
•our ability to control our operating costs;
•our ability to satisfy our outstanding debt obligations; and
•the costs of responding to the other risks and uncertainties described in this report.
We may also be required to raise additional capital in the future to expand our business and operations to pursue strategic investments or for other reasons including but not limited to:
•increasing our sales and marketing efforts to drive market adoption of our products;
•scaling up our customer support capabilities;
•funding development and marketing efforts of additional products;
•expanding our product portfolio into additional markets;
•acquiring products through licensing rights;
•acquiring or investing in complementary businesses or assets; and
•financing capital expenditures and general and administrative expenses.
We may seek required funding through issuances of equity or convertible debt securities or entering into additional loan facilities. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Our credit facility restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the credit facility.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Relating to Our Business and Industry
We primarily depend on a few products for a majority of our revenue.
Although we generate revenue through the sale of other products, we primarily rely on our Protandim® and TrueScience® product lines for a majority of our revenue, which collectively represent approximately 79.3% of our total revenue. We do not currently have a diversified portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale or distribution of these product lines. As such, any adverse impact we experience with respect to these two product lines could result in an impact to our overall revenue. For example, if we are unable to sustain or increase the price or sales levels for the Protandim® and TrueScience® product lines, our business could be harmed.
If we are unable to retain our existing customers and independent consultants or attract additional customers and independent consultants, our revenue will not increase and may decline.
Our customers may cease purchasing our products at any time and for any reason. Our independent consultants may terminate their services at any time, and we can and have in the past terminated consultants for conduct violative of our policies and procedures. As such, like most direct selling companies, we have experienced and are likely to continue to experience turnover among both customers and independent consultants. We have experienced, and may continue to experience, a decrease in the number of our independent consultants. The departure for any reason of one of our leading independent consultants can be a major disruption to other independent consultants and could have a significant negative impact on our sales and operating results. Independent consultants who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent consultants, we cannot accurately predict the number or sales productivity of our independent consultants.
Our operating results will be harmed if we and our independent consultant leaders do not generate sufficient interest in our business to retain existing customers and independent consultants and attract new customers and independent consultants. The number and sales productivity of our independent consultants could be harmed by several factors, including:
•any adverse publicity regarding us, our products, our distribution channel, or our competitors;
•non-compliance by our independent consultants with applicable legal requirements or our policies and procedures;
•lack of interest in existing or new products or their failure to achieve desired sales results;
•lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent consultants;
•any changes we might make to our independent consultant sales compensation plan;
•any negative public perception of our company or our products or their ingredients;
•any negative public perception of our independent consultants and direct selling business in general;
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
Although our independent consultants are independent contractors, improper actions by independent consultants that violate laws or regulations could harm our business.
Our independent consultants are not employees and act independent of us. However, activities by our independent consultants that allegedly violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business. Our independent consultants agree to abide by our policies and procedures which are designed to ensure our independent consultants will comply with legal requirements. We have a consultant compliance department that addresses violations of our independent consultants when they become known to us. However, given the size of our independent consultant network, we experience problems with independent consultants violating our policies and procedures from time to time and are not always able to discover or remedy such violations.
One of our most significant areas of risk with respect to independent consultant activities relates to improper product claims and claims regarding the consultant business opportunity of being an independent consultant. Any determination by the Food and Drug Administration, Federal Trade Commission, any state agency or other similar governmental agency outside the United States that we or our independent consultants are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent consultants and attract customers or lead to consumer lawsuits against us. When we experience growth in the number of our independent consultants, we have seen an increase in sales aids and promotional material being produced by independent consultants and/or consultant groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product, marketing, or business opportunity claims in violation of our policies and applicable regulations.

As we expand our operations, including internationally, our independent consultants sometimes attempt to anticipate additional new markets that we may enter in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. For example, some of our independent consultants have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. These or other activities by our independent consultants that violate applicable laws or regulations could subject us to legal or regulatory claims or actions, which could result in fines, penalties or negative publicity, any of which could have an adverse impact on our business.
We are dependent upon third parties to manufacture our products.
We currently rely on third parties to manufacture our products. We are dependent on the uninterrupted and efficient operation of third-party manufacturers’ facilities. We currently use multiple third-party manufacturers for our products. If any of our current manufacturers are unable or unwilling to fulfill our manufacturing requirements or seek to impose unfavorable terms, we will likely have to seek out other manufacturers, which could disrupt our operations and we may not be successful in finding alternative manufacturing resources. In addition, competitors who perform their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.
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
A past voluntary product recall strained our relationships with some of our third-party manufacturers. Additionally, following the voluntary recall we implemented more stringent measures, including several redundant measures, in our manufacturing process to detect contaminants. Third-party manufacturers may be reluctant to implement these redundant measures, may refuse to manufacture our products, and additional safety measures such as these may increase our cost of goods sold and strain our relationships with manufacturers.
Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that negatively impact our business.
Various government agencies throughout the world regulate direct selling practices. The laws and regulations applicable to us and our independent consultants in Japan are particularly stringent. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on the sale of product to end consumers. Government agencies, such as the FTC in the United States and similar agencies in foreign jurisdictions, periodically investigate direct selling companies based on such schemes or other claims made by a direct selling company or its independent consultants. Generally, companies that are the subject of an FTC, or similar foreign agency, enforcement action are required to pay monetary fines and/or make updates to its business model. The laws and regulations in some of our markets impose cancellations, product returns, inventory buy-backs and cooling-off rights for our independent consultants and/or customers. Excessive refunds and/or product returns pursuant to local laws and regulations, including being the target of an enforcement action or investigation by the FTC or a similar foreign agency in a foreign jurisdiction, could have a negative impact on our operating results. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets if we are unable to comply with these laws or adjust to changes in these laws.
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
We are subject to risks related to a Global Not For Resale Program
We have a Global Not For Resale program, which allows customers from around the world to purchase limited amounts of our products for their individual consumption. Under this program, customers from other countries are able to set up a U.S. customer account and associated U.S. address and payment method to drop-ship their order to a third-party vendor in the U.S., who will then ship the products to the customer’s global location with any customs and/or duties being the sole responsibility of the ordering customer.
This program may raise questions from tax regulators about the appropriate sales tax jurisdiction due to the varied and complex tax regulations in the U.S. and around the world. Further, any regulatory review of our facilitation to ship U.S. product to our existing markets, where such product has not been registered, may raise issues against the local subsidiary from the foreign jurisdiction equivalents of the FDA or FTC or the relevant trade associations, should any agency or association perceive that we or our independent consultants are advertising and/or facilitating the sale of unregistered product in their country.
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
Actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. Responding to proxy contests and other actions by activist stockholders, including related litigation, can be costly and time consuming, disrupt our operations and divert the attention of our board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board may lead to the perception of a change in the direction of our business, instability or lack of continuity. These uncertainties may be more acute or heightened when an activist seeks to change a majority of the board or ultimately desires to acquire the company. If individuals are elected to our board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. Additionally, actions by activist stockholders may be exploited by our competitors, cause concern to our current or potential independent consultants and customers, make it more difficult to attract and retain qualified personnel and may create adverse uncertainty for our employees. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. On August 9, 2023, we received notice from a stockholder, Bradley L. Radoff, of his intent to nominate three directors for election at the company’s fiscal year 2024 annual meeting of stockholders. Our board and management team strive to maintain constructive, ongoing communications with our stockholders, including Mr. Radoff, and welcome all views and ideas that have the potential to enhance value for all stockholders. Although our board has not made its recommendation with respect to the director election the fiscal year 2024 annual meeting of stockholders, it is possible that, if the company and Mr. Radoff cannot reach an agreement in connection with his nomination, a proxy contest involving Mr. Radoff may ensue with respect to the company’s fiscal year 2024 annual meeting of stockholders, or that we could become engaged in a proxy contest with another activist stockholder in the future.
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
From time to time, we are involved in various legal matters, both as a plaintiff and defendant. While we believe the suits against us are without merit, they are costly to defend and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.
Our business is subject to strict government regulations.
The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture. These activities are also regulated by various state, local, and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction of our products, or require us to reformulate our products or change the claims we make about them, which could result in lost revenue, increased costs and delay our expansion into new international markets.
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
In April 2017, we received a warning letter from the FDA alleging that information on our website contained impermissible drug claims relating to our Protandim® Nrf2 Synergizer® product. We believe the letter from the FDA contained factual inaccuracies and we responded promptly to the FDA. The FDA subsequently concluded that the issues set forth in the warning letter had been fully resolved. We believe we do not claim that any of our products prevent, diagnose, treat or cure any disease in any of our marketing materials or labeling and we proactively and consistently engage distinguished experts in FDA law and regulation to ensure our promotional materials and websites adhere to applicable requirements and restrictions. Nevertheless, in the future, we may receive similar warning letters from the FDA if it believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. FDA warning letters are available to the public on the FDA’s website. That information could negatively affect our relationships with our customers, investors, independent consultants, vendors, employees and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over dietary supplements and the FTC over dietary supplements and the direct selling industry. The FDA may strengthen the regulation of dietary supplements by modernizing its oversight of dietary supplements and the FTC may strengthen the regulation of business opportunity claims and direct selling companies, among other things. The FTC has in recent years investigated and taken enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent consultant within a company’s compensation plan, as well as appropriateness of the compensation plans themselves. Our business could be harmed if more restrictive legislation or regulation is successfully introduced and adopted in the future. In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”), require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our independent consultants have historically used testimonials to market and sell our products. Producing marketing materials that conform to the requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our independent consultants fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be forced to alter our marketing materials and/or refund or disgorge funds. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute dietary supplements or impose additional burdens or requirements on dietary supplement companies or require us to reformulate our products.
In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act imposes significant regulatory requirements on dietary supplement manufacturers, packers and consultants including the reporting of “serious adverse events” to the FDA and record keeping requirements. Complying with this legislation could raise our costs and negatively impact our business. We and our suppliers are also required to comply with FDA regulations with respect to current Good Manufacturing Practices in manufacturing, packaging, or holding dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged, and held in compliance with procedures that we and our third-party subcontractors must develop and make available for inspection by the FDA. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products.
In 2022, the FDA published an updated draft guidance which is intended, among other things, to help manufacturers and consultants of dietary supplement products determine when they are required to file with the FDA a New Dietary Ingredient (“NDI”), notification with respect to a dietary supplement product. In this draft guidance, the FDA highlighted the necessity for marketers of dietary supplements to submit NDI notifications as an important preventive control to ensure that consumers are not exposed to potential unnecessary public health risks in the form of new ingredients with unknown safety profiles. Although we do not believe that any of our products contain an NDI, if the FDA were to conclude that we should have filed an NDI notification for any of our products, then we could be subject to enforcement actions by the FDA. Such enforcement actions could include product seizures and injunctive relief being granted against us, any of which would harm our business.
In May 2016, the FDA released a final rule updating the Nutrition Facts label for packaged foods and the Supplement Facts label for dietary supplements, with the objective to help consumers make better informed decisions. While the original compliance deadline for manufacturers of food and dietary supplements to use the new label was July 26, 2018, the FDA subsequently extended the compliance deadline to January 1, 2020, and later announced it would exercise enforcement discretion (i.e., not enforce the new label requirements) until January 1, 2021. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bio engineered foods, including dietary supplements, must include a disclosure that the food is bio engineered. Implementation of the new label requirements may result in additional costs to our business.
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
We are subject to various domestic and foreign laws and regulations that regulate the production and marketing of our products. If, for example, a determination that our dietary supplement products are used to diagnose, treat, cure, or prevent any disease or illness, including due to improper marketing claims by our independent consultants, it may lead to a determination that the LifeVantage® supplements require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on the contents of our products or require us to reformulate our products.
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
Our financial condition and results of operations may be adversely affected by international regulatory and business risks.
As a result of our operations, offering products or contracting with independent contractors and other service providers in various other countries, we are increasingly subject to varied and complex foreign and international laws and regulations. Compliance with these laws and regulations often involves significant costs and may require changes in our business practices that may result in reduced revenues and adversely affect our operating results.
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent consultants to market our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these independent consultants may be deemed to be our agents and we could be held responsible for their actions. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and we could be subject to severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, any of which could result in a material adverse effect on our business, prospects, financial condition, or results of operations. Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies and controls to protect against violation of these laws, we cannot be certain that these efforts will be effective. Operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to increase international revenues or expand our international presence will produce desired levels of revenues or profitability.
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
We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent consultants, which could harm our financial condition and operating results.
Our independent consultants are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect or withhold taxes, such as value added taxes or income taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent consultants as employees, or that our independent consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, or our independent consultants are deemed to be conducting business in countries outside of the country in which they are authorized to do business, we may be held responsible for social security, income, and other related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent consultants were deemed to be employees rather than independent contractors, we may be obligated to pay certain employee benefits, such as workers compensation and unemployment insurance. Further, if our independent consultants are misclassified as employees, we would also face the threat of increased vicarious liability for their actions.
The dietary supplement market is highly competitive.
Our flagship product line, Protandim®, competes in the dietary supplements market, which is large, highly competitive and fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution and marketing capabilities than we do. We believe some of these competitors with greater resources may develop and release products that will compete directly with the Protandim® product line and will be marketed as NRF1 and Nrf2 activators. One or more of these products could significantly reduce the demand for the Protandim® product line and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products and competing products entering the dietary supplements market could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
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
Moreover, our intellectual property rights are more limited outside of the United States than they are in the United States. As such, we may not be successful in preventing third parties from copying or misappropriating our intellectual property. There also can be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate to obtain licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, independent consultants, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
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
Unfavorable global economic conditions, including high inflation, and other macroeconomic conditions or trends may have an adverse impact on our business, financial results and prospects.
While the severity of the COVID-19 pandemic has lessened significantly, the pandemic has had a significant negative impact on the macroeconomic environment, such as decreases in per capita income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. We rely on consumer discretionary spending. If general economic conditions continue to deteriorate globally or in specific markets where we operate, including with respect to inflation, consumer discretionary spending may decline and demand for our products may be reduced. A decrease in consumer discretionary spending would cause sales in our products to decline and adversely impact our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our products. Our inability or failure to do so could harm our business, financial condition, and results of operations.
In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.
To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations due to stay at home orders or sickness of employees or their families, reduced demand for certain of our products, or supply constraints.
We may be adversely affected by changes to our independent consultant compensation plans.
We modify our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business-related considerations. In fiscal year 2023, we launched our new compensation plan for our independent consultants in the United States, Australia, New Zealand, and Japan markets, with plans to roll out the new compensation plan to other markets where we sell and distribute our products. It is difficult to predict how such changes will be viewed by our independent consultants and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition. In addition, if regulatory agencies such as the FTC or judicial cases lead to new industry standards or rules, our business could be impacted, and we may need to amend our compensation plan. If we are required to make changes, or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.
Risks Related to Ownership of Our Common Stock
If we are unable to maintain compliance with Nasdaq requirements for continued listing, our common stock could be delisted from trading.
If our common stock was delisted from the Nasdaq Stock Market for failure to maintain compliance with its listing requirements, then there can be no assurance whether or when it would be listed again for trading on the Nasdaq or any other exchange. In addition, if our common stock were to be delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
Our stock price may experience future volatility.
The trading price of our common stock has historically been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control, and some of which do not have a strong correlation to our operating performance. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by any one or more of our stockholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.
Substantial sales of shares of our common stock in the public market may impact the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we consider appropriate.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. Significant additional capital may be required in the future to continue our planned operations. To the extent that we raise additional capital through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted.
We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
Our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $60 million of our common stock on or before December 31, 2026. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise

Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.
We are a “smaller reporting company” and may take advantage of certain scaled disclosures available to us. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we are permitted to comply with scaled disclosure obligations in our SEC filings as compared to other issuers who are not smaller reporting companies, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.
We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.
We cannot predict if investors will find our common stock less attractive because we will rely certain scaled disclosures that are available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Additional shares that may be issued upon the exercise of currently outstanding options or upon future vesting of performance restricted stock units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2023, we had 12.6 million shares of common stock outstanding. As of June 30, 2023, we also had stock options outstanding for an aggregate of 0.1 million shares of common stock. Additionally, the future vesting of time-based and performance restricted stock units will further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
Delaware law and provisions in our certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, or by stockholders holding at least 10% of the outstanding shares entitled to vote at such special meeting, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.
These and other provisions in our certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
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
Our subsidiary, LifeVantage Japan K.K., leases approximately 10,400 square feet of office space in Tokyo, Japan. The lease for the Tokyo, Japan property expires in July 2023. In July 2023, LifeVantage Japan K.K. entered into a lease agreement with Sumitomo Mitsui Trust Bank, Limited, for a new office located in the Shinagawa Grand Central Tower in Tokyo, Japan. The lease is for approximately 5,200 square feet and has a lease term from July 1, 2023 through June 30, 2026.
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
Our common stock trades on the Nasdaq Capital Market under the symbol "LFVN".
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2023, we had 90 stockholders of record and 12.6 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our stockholder records.
Dividends
We paid quarterly cash dividends of $0.03 per share of common stock to stockholders of record in September 2022, December 2022 and March 2023 and $0.035 per share of common stock in June 2023, which represent an aggregate amount of $1.6 million for the fiscal year ended June 30, 2023. For the fiscal year ended June 30, 2022, we paid a quarterly cash dividend of $0.4 million, or $0.03 per share of common stock in June 2022.
The 2016 Credit Facility, as amended, contains customary covenants that among other things, restrict the company’s ability to pay dividends absent consent from its lender. We received consent from our lender to declare and pay dividends up to $500,000 per quarter, through September 30, 2023.
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
Purchases of Equity Securities by the Issuer
On November 27, 2017, our board of directors approved a stock repurchase program. Under this program, we are authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board of directors approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board of directors approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. On June 13, 2023, our board of directors approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026. The stock repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase program would be completed in accordance with the terms of the program, including specified price, volume and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2023, we repurchased 0.2 million shares of our common stock under the stock repurchase plan.
The following table provides information with respect to all purchases made by the company during the three months ended June 30, 2023. All purchases listed below were made at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	$27,674,586
May 1 - May 31	—	$—	—	$27,674,586
June 1 - June 30	172,701	$4.76	172,701	$26,852,072
Total	172,701		172,701
(1) On November 27, 2017, our board of directors approved a stock repurchase program. Under this program, we are authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board of directors approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board of directors approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35 million to $60 million. On June 13, 2023, our board of directors approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026.

Recent Sale of Unregistered Securities
None.
Equity Compensation Plan Information
This information is incorporated by reference to Part III, Item 12 of this report.
ITEM 6 — [RESERVED]
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
COVID-19 Influence on Business Operations and Work Environment
In fiscal year 2023, we maintained both virtual and in person business operations in hybrid form, which started in 2020 as a result of COVID-19 pandemic. During fiscal year 2023, we have continued to provide successful virtual events and trainings for our independent consultants and have been successful in conducting day to day business operations both in person, and over virtual platforms. In fiscal year 2023, we continued the hybrid model with our employees working from home a few days a week and in the office a few days a week. We believe that this has worked well for employee productivity. We remain focused on being digital first and committed to increasing our investments in digital technologies and tools for independent consultants and employees to function effectively in the current hybrid working environment.
Our Products
Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+ , ProBio, IC Bright®, Rise AM, Reset PM, D3+ and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, AXIO®, our nootropic energy drink mixes, and PhysIQ our smart weight management system. The Protandim® product line includes

Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together, marketed as the Protandim® Tri-Synergizer, has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a supplement to help support eye and brain health, reduce eye fatigue and strain, supports cognitive functions and may help support normal sleep patterns. Our TrueScience® line of anti-aging skin and hair care, and CBD Nrf2 enhanced, bath & body, targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, , TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® Body Lotion, TrueScience® Body Wash, TrueScience® Body Butter, TrueScience® Deodorant, TrueScience® Soothing Balm, TrueScience® Body Rub, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ is our smart weight management system, which includes PhysIQ Fat Burn, and PhysIQ Prebiotic, all formulated to aid in weight management. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products. The following table shows revenues by major product line for the fiscal years ended June 30, 2023 and 2022.

	Years ended June 30,
	2023		2022
Protandim® product line	$119,720	56.1%	$135,616	65.7%
TrueScience® product line	49,494	23.2%	22,877	11.1%
Other	44,184	20.7%	47,867	23.2%
Total	$213,398	100.0%	$206,360	100.0%
Our revenue is largely attributed to two product lines, Protandim® and TrueScience® each of which accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2023 and 2022. On a combined basis, these product lines represent approximately 79.3% and 76.8% of our total net revenue for the fiscal years ended June 30, 2023 and 2022, respectively.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Accounts
Because we primarily utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business depends in large part on the effectiveness of our independent consultants to attract and retain customers to purchase our products, and our ability to attract new and retain existing independent consultants. Changes in our product sales are typically the result of variations in product sales volume relating to fluctuations in the number of active independent consultants and customers purchasing our products. The number of active independent consultants and customers is, therefore, used by management as a key non-financial measure.
The following tables summarize the changes in our active accounts by geographic region. These numbers have been rounded to the nearest thousand as of the dates indicated. For purposes of this report, we define "Active Accounts" as only those independent consultants and customers who have purchased from us at any time during the most recent three-month period, either for personal use or for resale.

	As of June 30,
	2023		2022		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	33,000	61.1%	37,000	58.7%	(4,000)	(10.8)%
Asia/Pacific & Europe	21,000	38.9%	26,000	41.3%	(5,000)	(19.2)%
Total Active Independent Consultants	54,000	100.0%	63,000	100.0%	(9,000)	(14.3)%

Active Customers
Americas	69,000	77.5%	69,000	74.2%	—	—%
Asia/Pacific & Europe	20,000	22.5%	24,000	25.8%	(4,000)	(16.7)%
Total Active Customers	89,000	100.0%	93,000	100.0%	(4,000)	(4.3)%

Active Accounts
Americas	102,000	71.3%	106,000	67.9%	(4,000)	(3.8)%
Asia/Pacific & Europe	41,000	28.7%	50,000	32.1%	(9,000)	(18.0)%
Total Active Accounts	143,000	100.0%	156,000	100.0%	(13,000)	(8.3)%
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

	For the fiscal years ended June 30,
	2023		2022
Americas	$155,361	72.8%	$138,323	67.0%
Asia/Pacific & Europe	58,037	27.2%	68,037	33.0%
Total	$213,398	100.0%	$206,360	100.0%
Cost of sales primarily consists of costs of products purchased from and manufactured by third-party vendors, shipping and order fulfillment costs, costs of adjustments to inventory carrying value, and costs of marketing materials which we sell to our independent consultant sales force, as well as freight, duties and taxes associated with the import and export of our products. As our international revenue increases as a percentage of total revenue, cost of sales as a percentage of revenue likely will increase as a result of additional duties, freight, and other factors, such as changes in currency exchange rates.
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent consultants, special incentives and costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent consultants related to their personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue. Our sales compensation plan is an important factor in our ability to attract and retain our independent consultants. Under our sales compensation plan, independent consultants can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on marketing materials that are sold to our independent consultants. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our red carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses. In fiscal year 2023, we introduced a new compensation plan called the Evolve Compensation Plan in four markets – the United States, Japan, Australia and New Zealand.

Selling, general and administrative expenses include wages and benefits, stock compensation expenses, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs and other operating expenses. Wages and benefits and stock compensation expenses represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of consultant conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. Marketing and event costs also include expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake. Once our agreement with Real Salt Lake ends, our marketing and event costs will materially decrease.
Sales to customers outside the United States are transacted in the respective local currencies and are translated to U.S. Dollars at weighted-average currency exchange rates for each monthly accounting period to which they relate. Consequently, our net sales and earnings are affected by changes in currency exchange rates. In general, sales and gross profit are affected positively by a weakening U.S. Dollar and negatively by a strengthening U.S. Dollar. Currency fluctuations, however, have the opposite effect on our commissions paid to independent consultants and selling, and general and administrative expenses. In our revenue discussions that follow, we approximate the impact of currency fluctuations on revenue by translating current year revenue at the average exchange rates in effect during the comparable prior year periods.
Results of Operations
For the fiscal years ended June 30, 2023 and 2022, we generated net revenue of $213.4 million and $206.4 million, respectively, recognized operating income of $4.3 million and $7.6 million, respectively, and recognized net income of $2.5 million and $3.1 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated(1):

	For the fiscal years ended June 30,
	2023	2022
Revenue, net	100.0%	100.0%
Cost of sales	20.3	18.5
Gross profit	79.7	81.5
Operating expenses:
Commissions and incentives	44.4	47.1
Selling, general and administrative	33.3	30.7
Total operating expenses	77.7	77.8
Operating income	2.0	3.7
Other expense:
Interest income (expense)	0.1	—
Other expense, net	(0.2)	(0.3)
Impairment of investment	—	(1.1)
Total other expense	(0.1)	(1.4)
Income before income taxes	1.9	2.3
Income tax expense	(0.7)	(0.8)
Net income	1.2%	1.5%
(1) Certain percentages may not add due to rounding.
Comparison of Fiscal Years Ended June 30, 2023 and 2022
Net Revenue. We generated net revenue of $213.4 million and $206.4 million during the fiscal years ended June 30, 2023 and 2022, respectively. The overall increase in revenue is attributed mainly to increases in our average revenue per account driven by the launch of our TrueScience® Liquid Collagen product during our Activate 2022 event held in June 2022 in the United States and during our Evolve 2023 event held in March 2023 in Japan, Australia, and New Zealand. Total TrueScience® Liquid Collagen related revenue, including the product when sold as part of a bundle, was $39.8 million for the fiscal year ended June 30, 2023. We also increased product and shipping prices during the fiscal year ended June 30, 2023. Offsetting the increase in our TrueScience® Liquid Collagen product was a decrease of $15.9 million in sales from our Protandim® products as well as decreases in other product lines of approximately $9.5 million, and the negative impacts of foreign currency fluctuations compared to fiscal year ended June 30, 2022. Our total active accounts also reduced by 8.3% during fiscal year 2023.

Revenue in the United States increased on a year over year basis partially offset by decreases of 27.3% in our Australia and New Zealand market, and 37.6% in our Greater China market. Foreign currency fluctuations negatively impacted our net revenue $7.4 million or 3.6%.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2023 and 2022 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2023	2022	% change
United States	$148,522	$130,932	13.4%
Other	6,839	7,391	(7.5)%
Americas Total	$155,361	$138,323	12.3%
Revenue in the Americas region for the fiscal year ended June 30, 2023 increased $17.0 million, or 12.3%, compared to the prior year. Total active accounts decreased 3.8% in the region compared to the prior fiscal year which offset increases in revenue. The launch of our TrueScience® Liquid Collagen product in June 2022 provided a full year of revenue during fiscal 2023. In the United States, revenue from TrueScience® Liquid Collagen was $36.2 million for the fiscal year ended June 30, 2023. As a result of this launch and continued efforts from our independent consultants and employees, we hope to see continued revenue growth in the Americas region in the upcoming fiscal year.
Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2023 and 2022 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2023	2022	% change
Japan	$32,083	$36,810	(12.8)%
Australia & New Zealand	8,922	12,280	(27.3)%
Greater China	3,526	5,655	(37.6)%
Other	13,506	13,292	1.6%
Asia/Pacific & Europe Total	$58,037	$68,037	(14.7)%
Revenue in the Asia/Pacific and Europe region for the fiscal year ended June 30, 2023 decreased $10.0 million, or 14.7%, compared to the prior year. Revenue in the region was negatively impacted approximately $7.3 million, or 10.9%, by foreign currency exchange rate fluctuations.
Revenue in our Japan market decreased 12.8% year over year on a U.S. Dollar basis and increased 2.1% on a constant currency basis. Contributing to the increase in revenue on a constant currency basis was revenue related to the launch of TrueScience® Liquid Collagen in March 2023. Total revenue related to this product was $2.3 million for the fiscal year. ended June 30, 2023. During the fiscal year ended June 30, 2023, the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $5.5 million or 14.8%.
Revenue in our Australia and New Zealand markets decreased $3.4 million, or 27.3%, during fiscal year 2023. We saw revenues decline in these markets during the first three quarters of fiscal 2023 as a result of decreases in our active accounts, which was partially offset by revenue from the launch of TrueScience® Liquid Collagen in March 2023. With the launch of TrueScience® Liquid Collagen in these markets, we are seeing renewed synergies between our Australia and New Zealand independent consultant organizations and customer bases, increasing our ability to attract experienced direct selling leaders, which we believe will drive future growth within that region.
Revenue in our Greater China region decreased by 37.6% year over year as we experienced revenue declines in our Taiwan market due primarily to a 45.9% decline in active accounts. Also contributing to the decline in revenue was the closure of our e-commerce business in China on March 15, 2023.
Revenue in our other markets were driven by increases in revenue from the Philippines. Revenue from our Philippines market was $5.9 million during fiscal year 2023 compared to $4.1 million during fiscal year 2022. This market launched in November 2021 and we are encouraged by the engagement by our consultants and customers in that market. Increases from the Philippines were offset by decreases in Europe and Thailand of approximately $1.2 million and $0.4 million, respectively.

Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. TrueScience® Liquid Collagen was launched in the US during June 2022 and we continued our successful launch of this product to Japan, Australia, and New Zealand in March 2023. We will continue the refinement and expansion of our product offerings internationally during fiscal year 2024 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
In January 2023, we announced the adoption our Evolve Compensation Plan for our independent consultants, which became effective March 1, 2023, in our United States, Australia, New Zealand and Japan markets. This new compensation plan is designed to reward our independent consultants based on attracting and retaining other independent consultants and customers.
In March 2023, we launched Rewards Circle, our first-ever customer loyalty program, in the United States, Australia, New Zealand, and Japan. The program rewards customer loyalty through subscription purchases. Rewards Circle is focused on supporting customer retention for independent consultants, supporting their efforts to grow and maintain their LifeVantage business.
During fiscal year 2024, our main focus will be to increase our average account base through concentrating our efforts on the enrollment of new independent consultants and customers, who will in turn help grow the business through incremental product sales, and on increasing the number of accounts that place an order in the month following their initial enrollment. This will be achieved through the rollout of our Evolve Compensation Plan and Rewards Circle loyalty program to other markets. We will continue investing in our red carpet program, which we believe has increased our ability to attract and retain strong consultant leadership and is a significant opportunity to drive revenue growth throughout our markets. We remain committed to further expanding the functionality and availability of our mobile application, which we believe will aid independent consultants in initiating and expanding their businesses.
Cost of Sales. Cost of sales were $43.4 million for the fiscal year ended June 30, 2023, and $38.1 million for the fiscal year ended June 30, 2022, resulting in a gross margin of $170.0 million, or 79.7%, and $168.3 million, or 81.5%, respectively. The increase in cost of sales as a percentage of revenue is primarily due shift in product mix, increased raw material and manufacturing related costs, shipping to customer expenses, and warehouse fulfillment expenses during the current fiscal year.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2023 were $94.7 million or 44.4% of revenue compared to $97.3 million or 47.1% of revenue for the fiscal year ended June 30, 2022. The decrease of $2.5 million in fiscal year 2023 was primarily due to a decrease in incentive trip expenses of $1.9 million along with decreases in commission expenses as a result of the change to our Evolve Compensation Plan in March 2023 in the United States, Australia, New Zealand, and Japan markets. The decrease in commissions and incentives as a percentage of revenue is also due to an increase in non-commissionable sales during fiscal year 2023 compared to fiscal year 2022.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2023 were $71.1 million or 33.3% of revenue compared to $63.4 million or 30.7% of revenue for the fiscal year ended June 30, 2022. The increase in selling, general, and administrative expenses as a percentage of revenue during fiscal year 2023 primarily was due to increases in employee salaries and related compensation of $2.9 million, events and travel expenses of $1.3 million, and stock compensation expense of $1.4 million.
Primary factors that may cause our selling, general and administrative expenses to fluctuate in the future include changes in the number of employees, the timing and number of events we hold, the termination of material agreements like our agreement with Real Salt Lake, marketing and branding initiatives and costs related to legal matters, if and as they arise. A fluctuation in our stock price may also impact our stock-based compensation expense recorded for equity awards made in future years.
Interest Income. Interest income, net, for the fiscal year ended June 30, 2023 was $0.2 million as compared to interest expense, net, of $10,000 for the fiscal year ended June 30, 2022. During the fiscal year ended June 30, 2023, we transferred cash into money market accounts to capitalize on higher interest rates within the market.
Other Expense, Net. We recognized other expense, net, for the fiscal year ended June 30, 2023 of $0.5 million as compared to $0.7 million for the fiscal year ended June 30, 2022. The decrease was primarily due to the impact of foreign currency fluctuations recognized during fiscal year 2023.
Impairment of Investment. We recognized an impairment of $2.2 million on our investment in Gig Economy Group ("GEG") during fiscal year 2022 as we determined our investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. There was no change in this valuation during fiscal year 2023.
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2023 was $1.5 million as compared to income tax expense of $1.6 million for the fiscal year ended June 30, 2022.
The effective tax rate was 36.5% of pre-tax income for the fiscal year ended June 30, 2023, compared to 33.5% for the fiscal year ended June 30, 2022. The increase in the effective tax rate for fiscal year 2023 compared to the prior year is mainly due to the impact of permanent items in relation to pre-tax income.
Our provision for income taxes for the fiscal year ended June 30, 2023 consisted primarily of federal, state, and foreign tax on anticipated fiscal year 2023 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2023 decreased to $2.5 million compared to $3.1 million for the fiscal year ended June 30, 2022.
Comparison of Fiscal Years Ended June 30, 2022 and 2021
For a discussion of our results of operations for the fiscal year 2022 compared with fiscal year 2021, refer to “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on August 23, 2022.
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
At June 30, 2023, our cash and cash equivalents were $21.6 million. This represented an increase of $1.4 million from the $20.2 million in cash and cash equivalents as of June 30, 2022.
During the fiscal year ended June 30, 2023, our net cash provided by operating activities was $6.8 million as compared to net cash provided by operating activities of $8.0 million during the fiscal year ended June 30, 2022. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2023 primarily was due to decreases in net income, accounts payable, lease liabilities, and income tax payable.
During the fiscal year ended June 30, 2023, our net cash used in investing activities was $3.1 million, as a result of the purchase of fixed assets, primarily from investing in changes to our Evolve Compensation Plan and Rewards Circle loyalty program through software, website, and mobile application development. During the fiscal year ended June 30, 2022, our net cash used in investing activities was $1.5 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the fiscal year ended June 30, 2023 was $2.4 million, as a result of the payment of quarterly cash dividends, the repurchase of company stock, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2022 was $9.0 million, as a result of the repurchase of company stock, a payment of a cash dividend, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan.
At June 30, 2023 and 2022, the total amount of our foreign subsidiary cash was $6.2 million and $7.0 million, respectively. Under current U.S. tax law, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2023, we had working capital (current assets minus current liabilities) of $24.7 million compared to working capital of $21.2 million at June 30, 2022. The increase in working capital primarily was due to increases in cash, decreases in accounts payable, commissions payable and lease liabilities, offset slightly by decreases in accounts receivable and prepaid expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
2016 Credit Facility
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") to refinance our outstanding debt. In connection with the 2016 Loan Agreement and on the same date, we entered into a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, we repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, we entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, we entered into a loan modification agreement ("Amendment No. 3"), which amended the 2016 Credit Facility, as previously amended. Amendment No. 3, with an available borrowing amount of $5.0 million, revised the maturity date from March 31, 2021 to March 31, 2024 and modified the variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
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
The 2016 Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock without prior approval, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets.
The 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of ours under a material contract of ours will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. Our obligations under the 2016 Credit Facility, as amended, are secured by a security interest in substantially all of our assets.
As of June 30, 2023, we were in compliance with all financial covenants under the 2016 Credit Facility, as amended. As of June 30, 2023, the effective interest rate is 8.20%. If we borrow under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter. As of June 30, 2023, there was no balance outstanding on this credit facility.
Commitments and Obligations
Please refer to Note 14 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.
Critical Accounting Policies and Estimates
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
There are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with our board of directors, and the audit committee has reviewed the disclosures noted below.
Inventory Valuation
We reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. If actual demand or the estimate of market value decreases, additional write-downs would be required.
During the fiscal years ended June 30, 2023 and 2022, we recognized expenses of $1.2 million and $1.5 million, respectively, related to obsolete and slow-moving inventory.
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
Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods.
Income Taxes
The provision for income taxes includes income from U.S. and foreign subsidiaries taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets also are recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of our tax planning strategies. These estimates are made on an ongoing basis based upon our business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized.
We operate in and file income tax returns in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations, which are subject to examination by tax authorities. The complexity of our global structure requires specialized knowledge and judgment in determining the application of tax laws in various jurisdictions. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income. We record accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on our Consolidated Balance Sheet.
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
Not required for smaller reporting companies.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the consolidated financial statements included in Part IV, Item 15 of this report and is incorporated into this Item 8 by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal year 2024 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, or because the required information is included in the financial statements or notes thereto, and therefore have been omitted.
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit 3.1 to Form 8-K filed on August 15, 2019.

4.1	Form of Common Stock Certificate	Exhibit 4.1 to Form 8-K filed on March 13, 2018.

4.2	Description of Capital Stock	Exhibit 4.2 to Form 10-K filed on August 23, 2022.

10.1#	LifeVantage Sales Compensation Plan	Exhibit 10.1 to Form 10-K filed on August 23, 2022.

10.1.1#	Evolve Compensation Plan (United States)	Filed herewith.

10.1.2#	Evolve Compensation Plan (Australia)	Filed herewith.

10.1.3#	Evolve Compensation Plan (New Zealand)	Filed herewith.

10.1.4#	Evolve Compensation Plan (Japan) in US/English Format	Filed herewith.

10.2#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Filed herewith.

10.3#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 27, 2017.

10.4#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 27, 2017.

10.5#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to the Form 8-K filed on November 19, 2018.

10.6	Form of Director and Officer Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.7#	CEO Offer Letter between LifeVantage and Steven R. Fife dated January 31, 2021	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.8#	Form of Key Executive Benefits Agreement	Filed herewith.

10.9	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.10	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., LifeVantage and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.11	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., LifeVantage Corporation and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

10.12	Second Loan Modification Agreement dated February 1, 2019 by and between Zions Bank and LifeVantage	Exhibit 10.1 to Form 8-K filed on February 4, 2019.

10.13	Change in Terms Agreement dated April 1, 2021 by and between Zions Bank and LifeVantage	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.14	Change in Terms Agreement dated September 30, 2022 by and between the LifeVantage and Zions Bank	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2022 filed on November 2, 2022.

10.15	Lease Agreement between Traverse Ridge Center III and LifeVantage dated November 14, 2019	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2019 on January 28, 2020.

10.16*	Commercial Supply Agreement dated January 31, 2014 between LifeVantage and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.17*	Service Agreement entered into as of June 1, 2014 between IntegraCore, LLC and LifeVantage	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.18*	Commercial Supply Agreement entered into as of May 30, 2014 between LifeVantage and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

16.1	Letter to the Securities and Exchange Commission from WSRP, LLC, dated February 16, 2023	Exhibit 16.1 to Form 8-K filed on February 16, 2023.

21.1	List of Subsidiaries	Exhibit 21.1 to Form 10-K filed on August 23, 2022.

23.1	Consent of Deloitte & Touche, LLP	Filed herewith.

23.2	Consent of WSRP, LLC	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
101	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

#	Management contract or compensatory plan.
*	The company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEVANTAGE CORPORATION

By:	/s/ Steven R. Fife
Steven R. Fife
President and Chief Executive Officer
Date:	August 28, 2023

By:	/s/ Carl A. Aure
Carl A. Aure
Chief Financial Officer
Date:	August 28, 2023
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

Signature	Date	Title

/s/ Steven R. Fife	August 28, 2023	President and Chief Executive Officer (Principal Executive Officer)
Steven R. Fife

/s/ Garry Mauro	August 28, 2023	Chairman of the Board
Garry Mauro

/s/ Michael A. Beindorff	August 28, 2023	Director
Michael A. Beindorff

/s/ Erin Brockovich	August 28, 2023	Director
Erin Brockovich

/s/ Raymond B. Greer	August 28, 2023	Director
Raymond B. Greer

/s/ Cynthia Latham	August 28, 2023	Director
Cynthia Latham

/s/ Darwin K. Lewis	August 28, 2023	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of LifeVantage Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes—Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in income tax expense of $1.5 million for the year ended June 30, 2023, and $7.9 million in gross deferred tax assets, $4.2M in gross deferred tax liabilities and a valuation allowance of $0.7 million as of June 30, 2023. The complexity of the Company’s global structure requires specialized knowledge, skills, and judgment in determining the application of tax laws in various jurisdictions.
We identified the accounting for income taxes as a critical audit matter because of the complexity of the Company’s global structure and the application of tax laws in the U.S. and Japan jurisdictions. This required an increased extent of effort, including the need to involve our income tax specialists to evaluate the Company’s income tax expense, especially the interpretation and application of tax laws in the U.S. and Japan and the income tax impact of the global structure.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the calculation of income tax expense, including the interpretation and application of tax laws in the U.S. and Japan and evaluation of the Company’s application of such tax law on its global structure included the following:

•Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.
•Evaluated the Company’s domestic income tax expense calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the Federal and state taxing jurisdictions based on the Company’s structure, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax expense calculation.
•With the assistance of our income tax specialists, we evaluated management’s application of relevant tax laws to its legal entity structure and the effect on the Company’s income tax expense, including the Company’s calculations of current period income tax expense and deductions associated with foreign operations, by examining and evaluating management’s income tax calculations and assessing the Company’s compliance with tax laws.
•With the assistance of our income tax specialists, we evaluated management’s consideration of tax requirements in the U.S. and Japan tax jurisdictions in which the Company operates.

/s/Deloitte & Touche LLP

Salt Lake City, Utah
August 28, 2023

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of LifeVantage Corporation
Lehi, Utah
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of LifeVantage Corporation and subsidiaries (the Company) as of June 30, 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We served as the Company's auditor from 2016 to 2023.
Salt Lake City, Utah
August 28, 2023

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$21,605	$20,190
Accounts receivable	1,612	3,338
Income tax receivable	241	1,752
Inventory	16,073	16,472
Prepaid expenses and other	4,753	5,205
Total current assets	44,284	46,957

Property and equipment, net	9,086	9,500
Right-of-use assets	8,738	11,040
Intangible assets, net	455	587
Deferred income tax asset	2,991	1,289
Other long-term assets	569	1,333
TOTAL ASSETS	$66,123	$70,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,505	$7,462
Commissions payable	6,651	7,285
Income tax payable	—	453
Lease liabilities	1,521	2,601
Other accrued expenses	7,932	7,927
Total current liabilities	19,609	25,728

Long-term lease liabilities	11,566	13,154
Other long-term liabilities	299	308
Total liabilities	31,474	39,190
Commitments and contingencies — Note 14
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,622 and 12,493 issued and outstanding as of June 30, 2023 and 2022, respectively	1	1
Additional paid-in capital	134,314	131,075
Accumulated deficit	(98,305)	(98,437)
Accumulated other comprehensive loss	(1,361)	(1,123)
Total stockholders’ equity	34,649	31,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,123	$70,706
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2023	2022
(In thousands, except per share data)
Revenue, net	$213,398	$206,360
Cost of sales	43,387	38,097
Gross profit	170,011	168,263
Operating expenses:
Commissions and incentives	94,687	97,263
Selling, general and administrative	71,065	63,425
Total operating expenses	165,752	160,688
Operating income	4,259	7,575
Other expense:
Interest income (expense)	198	(10)
Other expense, net	(458)	(669)
Impairment of investment	—	(2,205)
Total other expense, net	(260)	(2,884)
Income before income taxes	3,999	4,691
Income tax expense	(1,459)	(1,571)
Net income	$2,540	$3,120
Net income per share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.24
Weighted-average shares outstanding:
Basic	12,557	12,886
Diluted	12,567	13,069
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(238)	(1,227)
Other comprehensive loss, net of tax:	(238)	(1,227)
Comprehensive income	$2,302	$1,893
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2021	13,609	$1	$129,048	$(92,346)	$104	$36,807
Stock-based compensation	—	—	1,768	—	—	1,768
Exercise of options	30	—	133	—	—	133
Common stock issued under employee stock purchase plan	68	—	372	—	—	372
Common stock issued under equity award plans	169	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(39)	—	(246)	—	—	(246)
Repurchase of company stock	(1,344)	—	—	(8,833)	—	(8,833)
Cash dividends	—	—	—	(378)	—	(378)
Foreign currency translation adjustment	—	—	—	—	(1,227)	(1,227)
Net income	—	—	—	3,120	—	3,120
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516
Stock-based compensation	—	—	3,188	—	—	3,188
Common stock issued under employee stock purchase plan	76	—	252	—	—	252
Common stock issued under equity award plans	273	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(47)	—	(201)	—	—	(201)
Repurchase of company stock	(173)	—	—	(822)	—	(822)
Cash dividends	—	—	—	(1,586)	—	(1,586)
Foreign currency translation adjustment	—	—	—	—	(238)	(238)
Net income	—	—	—	2,540	—	2,540
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2023	2022
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,540	$3,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,579	3,261
Stock-based compensation	3,188	1,768
Non-cash operating lease expense	1,748	1,786
Impairment of investment	—	2,205
Loss on disposal of fixed assets	33	—
Deferred income tax	(1,702)	(81)
Changes in operating assets and liabilities:
Accounts receivable	1,558	(614)
Income tax receivable	1,510	(713)
Inventory	61	(1,186)
Prepaid expenses and other	1,276	(551)
Other long-term assets	(157)	139
Accounts payable	(3,982)	824
Income tax payable	(453)	(377)
Other accrued expenses	(770)	357
Lease liabilities	(1,858)	(1,644)
Other long-term liabilities	257	(335)
Net Cash Provided by Operating Activities	6,828	7,959
Cash Flows from Investing Activities:
Purchase of equipment	(3,067)	(1,530)
Proceeds from sale of fixed assets	8	—
Net Cash Used in Investing Activities	(3,059)	(1,530)
Cash Flows from Financing Activities:
Repurchase of company stock	(822)	(8,833)
Payment of cash dividends	(1,586)	(378)
Shares purchased as payment of tax withholding and other	(201)	(246)
Proceeds from common stock issued under employee stock purchase plan	252	372
Exercise of options and warrants	—	133
Net Cash Used in Financing Activities	(2,357)	(8,952)
Foreign Currency Effect on Cash	3	(461)
Increase (Decrease) in Cash and Cash Equivalents	1,415	(2,984)
Cash and Cash Equivalents — beginning of period	20,190	23,174
Cash and Cash Equivalents — end of period	$21,605	$20,190

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended June 30,
	2023	2022
(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5	$10
Cash paid for income taxes	$1,873	$2,601
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
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM and D3+ dietary supplements. TrueScience® is the Company's line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, AXIO® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
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
In March 2018, the Company reincorporated from the state of Colorado to the state of Delaware. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company's common stock was adjusted to $0.0001.
Note 2 — Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The Company prepares the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including, but not limited to, those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, impairment of assets, stock-based compensation, and loss contingencies.
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
Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to their short-term nature. Equity securities held by the Company are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are instead subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), in certain circumstances (e.g., when there is evidence of impairment).
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less to be cash and cash equivalents.
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2023 and 2022 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2023 or 2022 is not necessary. Bad debt expense for the fiscal year ended June 30, 2023 was $0.1 million. There was no bad debt expense recorded for the fiscal year ended June 30, 2022.
Inventory
As of June 30, 2023 and 2022, inventory consisted of (in thousands):

	As of June 30,
	2023		2022
Finished goods	$12,153	75.6%	$12,674	76.9%
Raw materials	3,920	24.4%	3,798	23.1%
Total inventory	$16,073	100.0%	$16,472	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $1.3 million at June 30, 2023 and 2022, respectively, related to obsolete and slow-moving inventory.
Reserves of inventories consist of the following (in thousands):

	Years ended June 30,
	2023	2022
Beginning balance	$1,253	$460
Additions	1,199	1,494
Write-offs	(1,160)	(701)
Ending balance	$1,292	$1,253

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3 - 5
Furniture and fixtures	5
Vehicles	5
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
Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Finite-lived intangible assets are amortized over their related useful lives, using a straight-line method, consistent with the underlying expected future cash flows related to the specific intangible asset. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2023 and 2022, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2023 and 2022, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2023, the Company had $17.0 million in cash accounts at one financial institution and $4.6 million in other financial institutions. As of June 30, 2023 and 2022, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Commissions and Incentives
Commissions and incentives expenses are the Company’s most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to the Company's independent consultants, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts the Company pays to its independent consultants for personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue.

Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent consultants, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2023 and 2022 were $0.6 million and $0.7 million, respectively.
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
For the fiscal years ended June 30, 2023 and 2022, the effects of approximately 0.2 million and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2023	2022
Numerator:
Net income	$2,540	$3,120
Denominator:
Basic weighted-average common shares outstanding	12,557	12,886
Effect of dilutive securities:
Stock awards and options	10	183
Diluted weighted-average common shares outstanding	12,567	13,069
Net income per share, basic	$0.20	$0.24
Net income per share, diluted	$0.20	$0.24
Segment Information
The Company operates in a single operating segment by selling products directly to customers through an international network of independent consultants that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent consultants. The Company manages its business primarily by managing its international network of independent consultants. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. See disaggregated revenue in Note 3.
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2023	2022
United States	$20,504	$19,790
Japan	$354	$1,869
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL model”) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for smaller reporting companies. This standard became effective for us on July 1, 2023. ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company has reviewed the pronouncement and not found any indication, nor do we expect to find that the new guidance will have an impact on our consolidated financial statements or existing internal controls.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future financial statements.
Note 3 — Revenue
Revenue is recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+, ProBio, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements, TrueScience® skin, hair, bath & body and targeted relief, IC Bright®, Petandim®, Axio® nootropic energy drink mixes, and the PhysIQ smart weight management system. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
The Company also charges amounts to independent consultants to attend events that it holds. Tickets to events are sold as standalone items or included within packs. For event tickets sold in packs, the Company allocates a portion of the transaction price to the ticket on a relative standalone selling price basis, adjusted for the probability of the tickets being redeemed for attendance at a future event. Any discounts are accounted for as a direct reduction to the transaction price. Fee revenue associated with ticket sales is recorded in the month that the event is held, which is when the Company has performed its obligations under the contract.
Deferred Revenue
On March 1, 2023, the Company launched its Rewards Circle loyalty program. Contract liabilities, recorded as deferred revenue, include these loyalty program credit deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as credits are redeemed for additional products at a later date.
The Company also records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. The Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized.
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.8 million and $0.1 million as of June 30, 2023 and 2022, respectively. The contract liabilities impact to revenue for the years ended June 30, 2023 and 2022 was a decrease of $0.7 million and an increase of $0.2 million, respectively.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2023 and 2022, the Company’s return liability reserve, net was $0.1 million and $0.1 million, respectively.
Reserves for sales returns consist of the following (in thousands):

	Years ended June 30,
	2023	2022
Beginning balance	$131	$197
Additions	1,978	1,616
Returns	(1,980)	(1,682)
Ending balance	$129	$131
Geographic Information
The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific & Europe region. The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Years ended June 30,
	2023	2022
Americas	$155,361	$138,323
Asia/Pacific & Europe	58,037	68,037
Total revenue	$213,398	$206,360
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2023	2022
United States	$148,522	$130,932
Japan	$32,082	$36,810
Major Products
The Company's revenue is largely attributed to two product lines, Protandim® and TrueScience® each of which accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2023 and 2022. On a combined basis, the Protandim® and TrueScience® product lines represent approximately 79.3% and 76.8% of the Company's total revenue for the fiscal years ended June 30, 2023 and 2022, respectively. The following table shows revenue by major product line for the fiscal years ended June 30, 2023 and 2022:

	Years ended June 30,
	2023		2022
Protandim® product line	$119,720	56.1%	$135,616	65.7%
TrueScience® product line	49,494	23.2%	22,877	11.1%
Other	44,184	20.7%	47,867	23.2%
Total	$213,398	100.0%	$206,360	100.0%
Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2023	2022
Equipment (includes computer hardware and software)	$16,976	$17,781
Furniture and fixtures	1,476	1,320
Leasehold improvements	4,734	6,034
Vehicles	51	51
Accumulated depreciation	(14,151)	(15,686)
Total property and equipment, net	$9,086	$9,500
Depreciation expense totaled $3.4 million and $3.1 million for the fiscal years ended June 30, 2023 and 2022, respectively.
Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2023	2022
Patent costs	$2,330	$2,330
Accumulated amortization	(2,120)	(1,988)
Total finite-lived intangible assets, net	210	342

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$455	$587
Amortization expense totaled $0.1 million and $0.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining weighted-average amortization period for finite-lived intangible assets was 1.75 years. Annual estimated amortization expense is expected to approximate $0.1 million for each of the two succeeding fiscal years.
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
Equity securities held by the Company lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. During the fourth quarter of fiscal year ended June 30, 2022, the

Company determined its investment in GEG had declined significantly as a result of the business failing to achieve profitability due to weak market conditions for its products. The Company recorded non-cash impairment charges of $2.2 million related to these equity securities the fiscal year ended June 30, 2022. The carrying amount of equity securities held by the Company without readily determinable fair values was zero at June 30, 2023 and 2022.
Note 7 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2023	2022
Accrued incentive compensation	$3,060	$708
Accrued severance	42	263
Other taxes payable	1,730	1,753
Accrued payable to vendors	720	461
Deferred revenue	834	78
Accrued incentives and promotions to distributors	758	2,763
Accrued other expenses	788	1,901
Total other accrued expenses	$7,932	$7,927
Note 8 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") to refinance its outstanding debt. In connection with the 2016 Loan Agreement and on the same date, the Company entered into a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, the Company repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, the Company entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, the Company entered into a loan modification agreement ("Amendment No. 3"), which amended the 2016 Credit Facility, as previously amended. Amendment No. 3, with an available borrowing amount of $5.0 million, revised the maturity date from March 31, 2021 to March 31, 2024 and modified the variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the Company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
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
The 2016 Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. The Company’s obligations under the 2016 Credit Facility, as amended, are secured by a security interest in substantially all of the Company’s assets
As of June 30, 2023, the Company was in compliance with its financial covenants under the 2016 Credit Facility, as amended. As of June 30, 2023, the effective interest rate is 8.20%. If the Company borrows under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter. As of June 30, 2023, there was no balance outstanding on the 2016 Credit Facility.
Note 9 — Stockholders’ Equity
During the fiscal years ended June 30, 2023 and 2022, the Company issued zero and 30,000 shares, respectively, of common stock as a result of the exercise of options. During the fiscal years ended June 30, 2023 and 2022, the Company issued 0.3 million and 0.2 million shares, respectively, under the Company's equity incentive plans. During the fiscal years ended June 30, 2023 and 2022, 47,000 and 39,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the fiscal years ended June 30, 2023 and 2022, the Company sold 0.1 million and 0.1 million shares under its 2019 Employee Stock Purchase Plan, respectively.
On November 27, 2017, the Company's board of directors approved a stock repurchase program, which was subsequently amended on February 1, 2019. Under the currently approved repurchase program, the Company is authorized to purchase up to $60 million through December 31, 2026. The stock repurchase program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management, in accordance with applicable securities laws. As part of the stock repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the year ended June 30, 2023, the Company purchased 0.2 million shares of its common stock at an aggregate purchase price of $0.8 million under this repurchase program. During the fiscal year ending June 30, 2022, the Company purchased 1.3 million shares of its common stock at an aggregate purchase price of $8.8 million under this repurchase program. At June 30, 2023, there is $26.9 million remaining under this stock repurchase program.
The Company’s Certificate of Incorporation authorizes the designation and issuance of shares of preferred stock. However, as of June 30, 2023, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
The Company paid quarterly cash dividends of $0.03 per share of common stock to stockholders of record in September 2022, December 2022 and March 2023, and $0.035 per share of common stock in June 2023 which were in the aggregate amount of $1.6 million for the fiscal year ended June 30, 2023. For the fiscal year ended June 30, 2022, the Company paid to stockholders a quarterly cash dividend of $0.4 million, or $0.03 per share of common stock, in June 2022.
The 2016 Credit Facility, as amended, contains customary covenants that among other things, restrict the Company’s ability to pay dividends absent consent from its lender. The Company received consent from its lender to declare and pay dividends up to $500,000 per quarter, through September 30, 2023.
The declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.
Note 10 — Share-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial share pool approved was 650,000 shares. On November 12, 2022, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 Plan by 1,052,000 shares. As of June 30, 2023, a maximum of 4.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 3,492,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company's prior 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, vest over a three year vesting period, and have a contractual term of ten years. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. As of June 30, 2023, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan ("ESPP") was adopted by its board of directors in September 2018 and its stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of June 30, 2023, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the fiscal years ended June 30, 2023 and 2022, 0.1 million and 0.1 million shares of common stock were purchased under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2023 and 2022, stock-based compensation of $3.2 million and $1.8 million, respectively, was reflected as an increase to additional paid in capital.
At June 30, 2023, there was $2.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2017 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.45 years.
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
There were no stock option grants during the fiscal years ended June 30, 2023 and 2022.
The following is a summary of stock option activity for the fiscal years ended June 30, 2023 and 2022:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2021	178	$5.96

Granted	—	$—
Exercised	(30)	4.44		$108
Forfeited	(2)	16.12
Expired or Canceled	(54)	5.93
Outstanding at June 30, 2022	92	6.23

Granted	—	$—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	(20)	12.46
Outstanding at June 30, 2023	72	4.44	4.59	$—
Exercisable at June 30, 2023	72	$4.44	4.59	$—
Restricted Stock Awards
The following is a summary of restricted stock award activity during the fiscal years ended June 30, 2023 and 2022:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2021	41	$11.14

Granted	66	$6.85
Vested	(41)	11.14
Forfeited	—	—
Nonvested at June 30, 2022	66	6.85

Granted	117	$3.85
Vested	(66)	6.85
Forfeited	—	—
Nonvested at June 30, 2023	117	3.85
The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
Restricted Stock Units
The following is a summary of restricted stock units activity during the fiscal years ended June 30, 2023 and 2022:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2021	185	$12.54

Granted	321	$6.60
Vested	(92)	13.17
Forfeited	(80)	9.18
Nonvested at June 30, 2022	334	7.36

Granted	417	$4.19
Vested	(156)	8.04
Forfeited	(56)	6.20
Nonvested at June 30, 2023	539	4.90

The total vesting date fair value of restricted stock units that vested during the fiscal years ended June 30, 2023 and 2022 was $0.6 million and $0.6 million, respectively.
Performance Restricted Stock Units
The Company awards performance restricted stock units to certain employees (the "Recipients"). Each performance restricted stock unit represents a contingent right for the Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's achievement of specified financial performance metrics. The performance period for the performance restricted stock unit ends on the last day of the fiscal year the awards are issued. For the fiscal year ended June 30, 2023, the number of performance restricted stock units distributed were based on 133.13% achievement of specified financial performance metrics. The performance restricted stock units will vest only to the extent the specified financial performance criteria are achieved and subject to the Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the performance restricted stock units are based on the grant date fair value which is the closing price of the Company's common stock on the date of grant. During the fiscal years ended June 30, 2023 and 2022, the Company awarded performance restricted stock units ("FY 2023 Performance Restricted Stock Units" and "FY 2022 Performance Restricted Stock Units") to certain employees.
The following is a summary of performance restricted stock units activity during the fiscal years ended June 30, 2023 and 2022:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2021	12	$13.85

Granted	176	$7.23
Vested	(10)	13.63
Forfeited	(177)	7.26
Nonvested at June 30, 2022	1	15.2

Granted(1)	518	$4.24
Vested	(1)	15.2
Forfeited	(26)	4.27
Nonvested at June 30, 2023	492	4.24

(1)	Includes shares added based on achievement of performance goals in excess of target.
The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2023 and 2022 was approximately $4,000 and $0.1 million, respectively.
Note 11 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2023	2022
Foreign currency transaction loss, net	$(373)	$(646)
Loss on settlement of forward contract	—	(64)
Other (expense) income, net	(85)	41
Total other expense, net	$(458)	$(669)

Note 12 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2023 and 2022 consists of the following (in thousands):

	Year ended June 30,
	2023	2022
Income Before Income Taxes:
Domestic	$2,464	$1,613
International	1,535	3,078
	$3,999	$4,691
Current Taxes:
Federal	$2,012	$255
State	436	237
Foreign	686	1,195
Total Current Income Tax Provision	$3,134	$1,687
Deferred Taxes:
Federal	$(1,400)	$(391)
State	(303)	(43)
Foreign	28	318
Total Deferred Income Tax Provision	$(1,675)	$(116)
Net Income Tax Provision	$1,459	$1,571
The effective income tax rate for the fiscal years ended June 30, 2023 and 2022 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.8%	0.1%
Foreign tax rate difference	8.3%	12.9%
Tax return to provision true-up	3.2%	(4.3)%
Limit on future stock compensation due to 162(m)	4.3%	0.1%
Foreign withholding tax	0.4%	1.3%
Other differences	(0.3)%	1.0%
Revalue of deferred for change in federal tax rate	0.1%	0.1%
Permanent differences:
— stock-based compensation	5.8%	3.9%
— foreign derived intangible income deduction	(5.8)%	(6.5)%
— tax credits	(5.3)%	(16.0)%
— meals and entertainment	0.8%	0.1%
— removal of permanent reinvestment assertion in Japan	0.3%	4.6%
— other permanent differences	2.1%	2.2%
Change in valuation allowance	0.7%	13.1%
Net income tax provision	36.5%	33.5%

The components of the deferred tax assets and liabilities as of June 30, 2023 and 2022 are as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$250	$292
Stock option compensation	549	232
Section 174 costs	955	—
Lease liability	3,100	3,388
Accrued vacation, allowance for returns, bonuses & other	3,005	2,780
Gross deferred tax asset	$7,859	$6,692

Deferred tax liabilities:
Patents and trademarks	$(66)	$(78)
Property & equipment	(1,571)	(1,996)
Right of use asset	(2,057)	(2,245)
Other	(470)	(409)
Gross deferred tax liabilities	(4,164)	(4,728)
Less: valuation allowance	(704)	(675)
Deferred tax assets, net	$2,991	$1,289
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
During fiscal 2022, the Company removed its permanent reinvestment assertion in Japan. As a result, the Company recorded provisions for withholding tax that it will pay to Japan and income taxes it will pay to various states when the cash is repatriated from Japan to Singapore. During fiscal 2022, the Company made a check the box election for LifeVantage Asia to be taxed as a disregarded entity ("DRE") of the parent company, so dividends from Japan to Singapore are treated as received by the United States for USA income tax purposes. The Company also recorded an unborn foreign tax credit related to the 965(a) PTEP in Japan that will be given a partial FTC when the cash is repatriated. The Company has historically had little or no excess FTC limitation in the 951A basket and has therefore chosen not to record the unborn foreign tax credit related to that basket.
There were no unrecognized tax benefits and no changes to the liability for uncertain tax positions for the fiscal years ending June 30, 2023 and 2022.
The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2020 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2019 through present. In addition, the IRS and state tax authorities may examine net operating losses ("NOLs") for any previous years if utilized by the Company.

The change in the valuation allowance were as follows (in thousands):

	Years ended June 30,
	2023	2022
Beginning balance	$675	$73
Increases	29	602
Ending balance	$704	$675
The change in valuation allowance during the fiscal year ended June 30, 2023 related to current year income in entities with a full valuation allowance along with a change to the United States valuation allowance based on updated projections and changes to the blended rate. During the fiscal year ended June 30, 2022, the Company placed a full valuation allowance on the deferred tax asset for the impairment on the GEG investment. The Company does not expect to recognize future capital gains to benefit the future tax capital loss.
As of June 30, 2023, the Company had utilized all of its Federal NOL carry-forwards. The net operating losses were to expire by June 30, 2024 and are subject to review by the Internal Revenue Service, and are subject to U.S. Internal Revenue Code Section 382 limitations. As of June 30, 2023, state NOLs were $6.1 million and foreign NOLs were $0.3 million.
The total recognized tax benefit from settlement of stock-based awards for the fiscal years ending June 30, 2023 and 2022, was $0.2 million and $0.2 million, respectively.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2019 through June 30, 2023.
Note 13 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to nine years. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.27 years and 3.25%, respectively. As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.51 years and 3.27%, respectively.
The components of lease expense for the fiscal years ended June 30, 2023 and 2022, were as follows:

	June 30,
	2023	2022
Operating lease expense
Operating lease cost	$2,537	$2,874
Variable lease cost	283	266
Short-term lease cost	76	108
Total lease expense	$2,896	$3,248
Supplemental cash flow information related to operating leases was as follows (in thousands):

	June 30, 2023	June 30, 2022
Operating cash outflows from operating leases	$2,973	$2,709
Maturity of lease liabilities at June 30, 2023 are as follows (in thousands):

Year ended June 30,	Amount
2024	$1,917
2025	1,606
2026	1,646
2027	1,687
2028	1,729
Thereafter	6,394
Total	14,979
Less: imputed interest	(1,892)
Present value of lease liabilities	$13,087
In July 2023, LifeVantage Japan entered into a lease agreement with Sumitomo Mitsui Trust Bank, Limited, for a new office located in the Shinagawa Grand Central Tower in Tokyo, Japan. The lease is for approximately 5,200 square feet and has a lease term from July 1, 2023 through June 30, 2026 with the option to renew for an additional two years. Lease payments begin in November 2023 totaling approximately 28,000 per month, or $0.3 million per year.
Note 14 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2023, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Class Action Lawsuit (Smith v. LifeVantage Corp.): On January 24, 2018, a purported class action was filed in the United States District Court for the District of Connecticut, entitled Smith v. LifeVantage Corp., Case No. 3:18-cv-a35 (D. Connecticut filed Jan. 24, 2018). In this action, Plaintiffs alleged that the Company, its Chief Executive Officer, Chief Sales Officer and Chief Marketing Officer operated a pyramid scheme in violation of a variety of federal and state statutes, including

RICO and the Connecticut Unfair Trade Practices Act. On April 16, 2018, the Company filed motions with the court to dismiss the complaint against LifeVantage, dismiss the complaint against the Company's executives, transfer the venue of the case from the State of Connecticut to the State of Utah, and contest class certification. On July 23, 2018, the parties filed a stipulation with the Court agreeing to transfer the case to the Federal District Court for Utah. On September 20, 2018, Plaintiffs filed an amended complaint in Utah. As per the parties stipulated agreement, Plaintiffs' amended complaint dropped the RICO and Connecticut state law claims and removed the Company's Chief Sales Officer and Chief Marketing Officer as individual defendants (the former Chief Executive Officer remained a defendant in the case at that time). The Plaintiffs' amended complaint added an antitrust claim, alleging that the Company fraudulently obtained patents for its products and was attempting to use those patents in an anti-competitive manner. The Company filed a Motion to Dismiss the amended complaint on November 5, 2018, Plaintiffs filed a response to the Company’s Motion to Dismiss on December 17, 2018, and the Company filed a reply brief on January 10, 2019. The Court ruled on the motion on December 5, 2019, dismissing three of the Plaintiff's four claims, including the antitrust claim, unjust enrichment claim, and the securities claim for the sale of unregistered securities. On December 19, 2019, Plaintiffs filed a second amended complaint which included three causes of action, including a 10(b)(5) securities fraud claim, and renewed claims relating to the sale of unregistered securities and unjust enrichment. LifeVantage filed a Motion to Dismiss the Second Amended Complaint on January 28, 2020, and with the Motion fully briefed by the parties as of March 17, 2020, the Court decided the matter on the parties’ briefs only on November 25, 2020. In its decision, the Court dismissed with prejudice the Plaintiffs’ Section 12(1) claim (sale of an unregistered security), because the Court concluded the claim was time barred. The Court also dismissed the Plaintiffs’ claim for unjust enrichment against LifeVantage without prejudice, and the Plaintiffs did not amend their complaint following the Court’s order to re-plead unjust enrichment. The court found that the Plaintiffs had sufficiently pled their claim under Section 12(2) (offer to sell a security that misstates or omits a material fact by means of a prospectus or oral communication). LifeVantage filed its Answer to the Second Amended Complaint on December 23, 2020, responding to the Plaintiffs’ remaining securities claims. On February 2, 2021, the Court issued an amended scheduling order that reflects the parties’ agreement on a schedule for discovery and other litigation matters. On June 15, 2021, the plaintiffs filed their motion for class certification, and on July 13, 2021, the defendants, including LifeVantage Corporation, filed their opposition brief that opposed class certification. On July 27, 2021, the Plaintiffs filed their reply to the Company's opposition brief. The court held a hearing for the motion for class certification on March 28, 2022. On April 19, 2022, the court issued an order denying the Plaintiff’s motion for class certification. On December 15, 2022, the case was dismissed with prejudice, which concluded litigation.
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
Note 15 — Subsequent Events
On August 24, 2023, the board of directors approved a quarterly cash dividend of $0.035 per share of common stock to be paid on September 22, 2023, to stockholders of record on September 8, 2022. In addition, the board of directors approved a one-time cash dividend of $0.40 per share of common stock to be paid on September 22, 2023, to stockholders of record on September 8, 2023.