Form 10-Q
period 2023-09-30
Lifevantage Corp
filed 2023-11-09
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 8, 2023 was 12,713,887.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Inability to properly manage, motivate and retain our independent consultants (which we previously referred to as “distributors” in our prior filings) or to attract new customers and independent consultants on an ongoing basis;
•The widespread outbreak of an illness or communicable disease or any other public health crisis, similar to the recent COVID-19 pandemic, could adversely affect our business, results of operations and financial condition;
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
•Risks related to Global Not For Resale programs;
•Our direct selling program could be found to not be in compliance with current or newly adopted laws or regulations in various markets;
•The impact of actions by activist stockholders;
•Legal proceedings may be expensive and time consuming;
•Strict government regulations on our business;
•Our Cannabidiol (“CBD”) products are subject to varying and changing federal, state or local laws, which could adversely affect our results of operations and financial condition;
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	June 30, 2023
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$18,405	$21,605
Accounts receivable	2,504	1,612
Income tax receivable	149	241
Inventory, net	15,706	16,073
Prepaid expenses and other	5,137	4,753
Total current assets	41,901	44,284

Property and equipment, net	9,310	9,086
Right-of-use assets	9,801	8,738
Intangible assets, net	422	455
Deferred income tax asset	4,694	2,991
Other long-term assets	476	569
TOTAL ASSETS	$66,604	$66,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,763	$3,505
Commissions payable	6,788	6,651
Income tax payable	1,522	—
Lease liabilities	1,660	1,521
Other accrued expenses	7,966	7,932
Total current liabilities	24,699	19,609

Long-term lease liabilities	12,460	11,566
Other long-term liabilities	151	299
Total liabilities	37,310	31,474
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,707 and 12,622 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	1	1
Additional paid-in capital	134,953	134,314
Accumulated deficit	(104,005)	(98,305)
Accumulated other comprehensive loss	(1,655)	(1,361)
Total stockholders’ equity	29,294	34,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,604	$66,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
(In thousands, except per share data)
Revenue, net	$51,364	$51,774
Cost of sales	10,180	9,942
Gross profit	41,184	41,832
Operating expenses:
Commissions and incentives	22,473	23,813
Selling, general and administrative	17,962	16,729
Total operating expenses	40,435	40,542
Operating income	749	1,290
Other income (expense):
Interest income, net	168	—
Other income (expense), net	(88)	(438)
Total other income (expense)	80	(438)
Income before income taxes	829	852
Income tax expense	(200)	(242)
Net income	$629	$610
Net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted-average shares outstanding:
Basic	12,537	12,457
Diluted	13,109	12,495
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(294)	$(510)
Other comprehensive loss, net of tax	(294)	(510)
Comprehensive income	$335	$100
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649

Stock-based compensation	—	—	978	—	—	978
Common stock issued under equity award plans	281	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(90)	—	(465)	—	—	(465)
Repurchase of company stock	(145)	—	—	(795)	—	(795)
Common stock issued under employee stock purchase plan	39	—	126	—	—	126
Cash dividends	—	—	—	(5,534)	—	(5,534)
Currency translation adjustment	—	—	—	—	(294)	(294)
Net income	—	—	—	629	—	629
Balances, September 30, 2023	12,707	$1	$134,953	$(104,005)	$(1,655)	$29,294
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2023	2022
(In thousands)
Cash Flows from Operating Activities:
Net income	$629	$610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	918	841
Stock-based compensation	978	602
Non-cash operating lease expense	216	143
Deferred income tax	(1,703)	(1,755)
Changes in operating assets and liabilities:
Accounts receivable	(922)	1,326
Income tax receivable	92	1,751
Inventory, net	180	(2,568)
Prepaid expenses and other	(395)	415
Other long-term assets	83	1
Accounts payable	3,140	429
Income tax payable	1,522	(346)
Other accrued expenses	98	(2,248)
Lease liabilities	(243)	(235)
Other long-term liabilities	172	(311)
Net Cash Provided by (Used in) Operating Activities	4,765	(1,345)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,133)	(727)
Net Cash Used in Investing Activities	(1,133)	(727)
Cash Flows from Financing Activities:
Repurchase of company stock	(795)	—
Payment of cash dividends	(5,534)	(377)
Shares canceled or surrendered as payment of tax withholding and other	(465)	(72)
Proceeds from common stock issued under employee stock purchase plan	126	121
Net Cash Used in Financing Activities	(6,668)	(328)
Foreign Currency Effect on Cash	(164)	(171)
Decrease in Cash and Cash Equivalents:	(3,200)	(2,571)
Cash and Cash Equivalents — beginning of period	21,605	20,190
Cash and Cash Equivalents — end of period	$18,405	$17,619
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$168	$439
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (the “Company”) as of and for the year ended June 30, 2023 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 28, 2023.
Note 1 — Organization and Basis of Presentation
LifeVantage Corporation (the "Company") is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company sold its products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time the Company closed its e-commerce business in China.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2023, and the results of operations for the three months ended September 30, 2023 and 2022, and the cash flows for the three months ended September 30, 2023 and 2022. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2023, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2023, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2023 and 2022, net foreign currency losses of $0.1 million and $0.4 million, respectively, are recorded in other income (expense), net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2023, the Company had $13.3 million in cash accounts at one financial institution and $5.1 million in accounts at other financial institutions. At June 30, 2023, the Company had $17.0 million in cash accounts at one financial institution and $4.6 million in accounts at other financial institutions. As of September 30, 2023 and June 30, 2023, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2023 and June 30, 2023 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2023 and June 30, 2023 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2023 and 2022.
Inventory
As of September 30, 2023 and June 30, 2023, inventory consisted of (in thousands):

	September 30, 2023		June 30, 2023
Finished goods	$12,263	78.1%	$12,153	75.6%
Raw materials	3,443	21.9%	3,920	24.4%
Total inventory	$15,706	100.0%	$16,073	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $1.3 million at September 30, 2023 and June 30, 2023, respectively, related to obsolete and slow-moving inventory.
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
Contract liabilities, recorded as deferred revenue, include loyalty program credit deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as credits are redeemed for additional products at a later date. The Company also records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. In addition, the Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized.
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $1.0 million and $0.8 million as of September 30, 2023 and June 30, 2023, respectively. The contract liabilities impact to revenue for the three months ended September 30, 2023 and 2022 was a decrease of $0.2 million and $0.1 million, respectively.
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2023 and June 30, 2023, the returns liability reserve, net was $0.1 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2023 and 2022 were $0.2 million and $0.1 million, respectively.
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

Changes in the Company's strategies have resulted in operation modifications in certain Asia/Pacific markets resulting in the closure of showrooms and changes to selling models. As of December 31, 2022, the Company abandoned the ROU assets related to the Hong Kong and Singapore showroom leases. These leases were terminated in February 2023 and the Company has no remaining lease liability for these showrooms.
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
For the three months ended September 30, 2023 and 2022, the Company recognized income tax expense of $0.2 million and $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2023 and 2022, the effects of approximately 0.3 million and 0.6 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$629	$610
Denominator:
Basic weighted-average common shares outstanding	12,537	12,457
Effect of dilutive securities:
Stock awards and options	572	38
Diluted weighted-average common shares outstanding	13,109	12,495
Net income per share, basic	$0.05	$0.05
Net income per share, diluted	$0.05	$0.05
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2023	2022
Americas	$38,514	$36,369
Asia/Pacific & Europe	12,850	15,405
Total revenue	$51,364	$51,774
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2023	2022
United States	$36,896	$34,658
Japan	$7,515	$8,168
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2023	June 30, 2023
United States	$21,601	$20,504
Japan	$2,315	$354
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eight years. As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 7.78 years and 3.17%, respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.27 years and 3.25%, respectively
For the three months ended September 30, 2023 and 2022, operating lease expense was $0.6 million and $0.7 million, respectively.
The components of lease expense for the three months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,
	2023	2022
Operating lease expense
Operating lease cost	$530	$671
Variable lease cost	48	27
Short-term lease costs	12	23
Total lease expense	$590	$721
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating cash outflows from operating leases	$557	$755
Right-of-use assets obtained in exchange for lease obligations	$1,502	$—
Maturity of lease liabilities at September 30, 2023 are as follows (in thousands):

Year ended June 30,	Amount
2024 (remaining nine months ending June 30, 2024)	$1,599
2025	1,937
2026	1,978
2027	2,019
2028	2,061
Thereafter	6,394
Total	15,988
Less: imputed interest	(1,868)
Present value of lease liabilities	$14,120
Note 4 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, the Company repaid, in full, the balance of the 2016 Term Loan.
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
The Company entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the 2016 Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows the Company to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
On August 28, 2023, the Company received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. The Company also received approval to declare and pay dividends, up to $750,000, per quarter, through September 30, 2024.
As of September 30, 2023, the Company was in compliance with its financial covenants under the 2016 Credit Facility, as amended. As of September 30, 2023, the effective interest rate is 8.55%. If the Company borrows under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter. As of September 30, 2023, there was no balance outstanding on the 2016 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended September 30, 2023 and 2022, the Company issued 0.3 million and 48,000 shares of common stock under equity award plans, respectively. During the three months ended September 30, 2023 and 2022, the Company issued no shares of common stock upon the exercise of stock options. During the three months ended September 30, 2023 and 2022, 0.1 million and 17,000 shares of restricted stock were canceled or surrendered as payment of tax withholding upon vesting, respectively.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Board of Directors approved an amendment to increase the authorized share repurchase amount from $5 million to $15 million. On August 27, 2020, the Board of Directors approved an amendment to increase the authorized share repurchase amount from $15 million to $35 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the board of directors approved an amendment to increase the authorized share repurchase amount from $35 million to $60 million. On June 12, 2023, the board of directors approved the extension of the repurchase program period to December 31, 2026. During the three months ended September 30, 2023, the Company purchased 0.1 million shares of common stock at an aggregate price of $0.8 million under this repurchase program. During the three months ended September 30, 2022, the Company purchased no shares of common stock under this repurchase program. At September 30, 2023, there is $26.1 million remaining under this repurchase program.
On August 30, 2023, the board of directors approved a stockholder rights agreement (the “Rights Plan”) and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 11, 2023. Each right entitles holders to purchase one newly issued share of preferred stock at an exercise price of $20 per right, subject to adjustment. Initially, the rights are not exercisable and trade with shares of the Company’s common stock.
In general, the rights become exercisable following a public announcement that a person acquires 12% (or, in the case of passive investors, 20%) or more of the outstanding shares of the Company’s common stock. If a person becomes an acquiring person, each holder of rights (except the acquiring person) will have the right to purchase, for the purchase price, a number of shares of the Company’s common stock at a 50% discount to the then-current trading price. Rather than allowing the rights to be exercised in those circumstances, the board of directors may exchange each right, other than the rights owned by the acquiring person, for a share of the Company’s common stock. The agreement provides for exceptions and additional terms for other certain situations and circumstances.

The Rights Plan is intended to protect the interests of LifeVantage and its stockholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expires August 24, 2024, unless it is earlier terminated or the rights are earlier redeemed or exchanged by the board of directors. There is currently no impact to the Company’s Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2023, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
In August 2023, the board of directors declared a quarterly cash dividend of $0.035 per share of common stock and a one-time cash dividend of $0.40 per share of common stock to be paid on September 22, 2023 to stockholders of record on September 8, 2023. Cash dividends for the three months ended September 30, 2023 totaled $5.5 million, or $0.435 per share.
In August 2022, the board of directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on September 15, 2022 to stockholders of record on September 2, 2022. Cash dividends for the three months ended September 30, 2022 totaled $0.4 million, or $0.03 per share.
The declaration of dividends is subject to the discretion of the board of directors and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the board of directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On November 10, 2022, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 plan by 1,052,000 shares. As of September 30, 2023, a maximum of 4.0 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 3,492,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of September 30, 2023, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of September 30, 2023, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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

During the three months ended September 30, 2023 and 2022, approximately 39,000 and 36,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
For the three months ended September 30, 2023 and 2022, compensation of $1.0 million and $0.6 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2023, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
LifeVantage Corporation (the “Company,”, “we,” “us,” or “our”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.

The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM, and D3+ dietary supplements, our line of Nrf2 enhanced TrueScience® skin, hair, bath & body, and targeted relief products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, Axio®, our nootropic energy drink mixes, and PhysIQ, our smart weight management system;
•Our sales compensation plan and other sales initiatives and incentives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We sold our products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time we closed our e-commerce business in China. In addition, we sell our products in a number of countries for personal consumption only. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted.
COVID-19 Influence on Business Operations and Work Environment
We maintain both virtual and in person business operations in hybrid form, which started in 2020 as a result of the recent COVID-19 pandemic. We have continued to provide successful virtual events and trainings for our independent consultants and have been successful in conducting day to day business operations both in person, and over virtual platforms. During the recent COVID-19 pandemic, we implemented and continue to operate, a hybrid model with our employees working from home a few days a week and in the office a few days a week. We believe that this has worked well for employee productivity. We remain focused on being digital first and committed to increasing our investments in digital technologies and tools for independent consultants and employees to function effectively in the current hybrid working environment.
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
Accounts
Because we primarily utilize a direct selling model for the distribution of a majority of our products, the success and growth of our business depends in large part on the effectiveness of our independent consultants to attract and retain customers to purchase our products and our ability to attract new and retain existing independent consultants. Changes in our product sales typically are the result of variations in product sales volume relating to fluctuations in the number of active independent consultants and customers purchasing our products. The number of active independent consultants and customers is, therefore, used by management as a key non-financial measure.
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

	As of September 30,
	2023		2022		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	32,000	61.5%	37,000	58.7%	(5,000)	(13.5)%
Asia/Pacific & Europe	20,000	38.5%	26,000	41.3%	(6,000)	(23.1)%
Total Active Independent Consultants	52,000	100.0%	63,000	100.0%	(11,000)	(17.5)%

Active Customers
Americas	66,000	77.6%	69,000	76.7%	(3,000)	(4.3)%
Asia/Pacific & Europe	19,000	22.4%	21,000	23.3%	(2,000)	(9.5)%
Total Active Customers	85,000	100.0%	90,000	100.0%	(5,000)	(5.6)%

Active Accounts
Americas	98,000	71.5%	106,000	69.3%	(8,000)	(7.5)%
Asia/Pacific & Europe	39,000	28.5%	47,000	30.7%	(8,000)	(17.0)%
Total Active Accounts	137,000	100.0%	153,000	100.0%	(16,000)	(10.5)%

Results of Operations
Three Months Ended September 30, 2023 and 2022
Revenue. We generated net revenue of $51.4 million and $51.8 million during the three months ended September 30, 2023 and 2022, respectively. Foreign currency fluctuations negatively impacted our revenue $0.3 million, or 0.5%, during the three months ended September 30, 2023.
Americas. The following table sets forth revenue for the three months ended September 30, 2023 and 2022 for the Americas region (in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
United States	$36,896	$34,658	6.5%
Other	1,618	1,711	(5.4)%
Americas Total	$38,514	$36,369	5.9%
Revenue in the Americas region for the three months ended September 30, 2023 increased $2.1 million, or 5.9%, from the prior year period. Total Active Accounts decreased 13.5% in the region compared to the prior year period which offset increases in revenue. The average revenue per account increased due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product. Total TrueScience® Liquid Collagen related revenue, including the product when sold as part of a bundle, was approximately $10.0 million for the three months ended September 30, 2023 compared to approximately $7.1 million in the prior year period.
Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2023 and 2022 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
Japan	$7,515	$8,168	(8.0)%
Australia & New Zealand	2,338	2,096	11.5%
Greater China	427	1,077	(60.4)%
Other	2,570	4,064	(36.8)%
Asia/Pacific & Europe Total	$12,850	$15,405	(16.6)%
Revenue in the Asia/Pacific & Europe region decreased $2.6 million, or 16.6%, for the three months ended September 30, 2023, as compared to the prior year period. Active Accounts in the region decreased 17.0% compared to the prior year period. Decreases in total Active Accounts, the closure of our e-commerce business in China, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.3 million, or 2.2%, during the three months ended September 30, 2023, as compared to the prior year period, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.3 million, or 4.0%, during the three months ended September 30, 2023, as compared to the prior year period. On a constant currency basis, revenue in Japan decreased 4.0% for the three months ended September 30, 2023, as compared to the prior year period. The decrease in revenue on a constant currency basis in Japan was due our Active Accounts in that region increasing their purchases in September 2022, ahead of price increases that went into effect on October 1, 2022.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. During fiscal year 2023, we launched our TrueScience® Liquid Collagen to our Japan, Australia, and New Zealand markets along with launching our new LifeVantage® Rise AM, LifeVantage® Reset PM and LifeVantage® D3+ products. Revenue related to these products has offset decreases in our Active Accounts in these regions by increasing our overall average revenue per account. We have seen and continue to expect that these product launches will help drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.

Cost of Sales. Cost of sales were $10.2 million and $9.9 million for the three months ended September 30, 2023 and 2022, respectively, resulting in gross profit percentages of 80.2% and 80.8%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to a shift in product mix, and increased raw material and manufacturing related costs, shipping to customer expenses, and warehouse fulfillment expenses during the current period.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2023 were $22.5 million or 43.8% of revenue as compared to $23.8 million or 46.0% of revenue for the three months ended September 30, 2022. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year period is due to decreases in commission expenses as a result of the change to our Evolve Compensation Plan in March 2023 in the United States, Australia, New Zealand, and Japan markets. In addition, the timing and magnitude of our various promotional and incentive programs has resulted in decreased promotional and incentives expenses.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2023 were $18.0 million or 35.0% of revenue as compared to $16.7 million or 32.3% of revenue for the three months ended September 30, 2022. The increase in selling, general and administrative expenses as a percentage of revenue during the three months ended September 30, 2023 compared to the prior year period is primarily due to increased legal and stock-based compensation expenses. These increases have been offset slightly by decreases in event and professional services expenses.
Total Other Income (Expense). During the three months ended September 30, 2023 we recognized total net other income of $0.1 million as compared to expense of $0.4 million for the three months ended September 30, 2022. Total net other income (expense) for the three months ended September 30, 2023 and 2022 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.2 million for the three months ended September 30, 2023, as compared to income tax expense of $0.2 million for the three months ended September 30, 2022.
The change in the effective tax rate for the three months ended September 30, 2023 compared to the prior year period was due to changes in taxable income and the impact of discrete items.
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
As of September 30, 2023, our available liquidity was $18.4 million, which consisted of available cash and cash equivalents. This represents a decrease of $3.2 million from the $21.6 million in cash and cash equivalents as of June 30, 2023.
During the three months ended September 30, 2023, our net cash provided by operating activities was $4.8 million as compared to net cash used in operating activities of $1.3 million during the three months ended September 30, 2022.
During the three months ended September 30, 2023, our net cash used in investing activities was $1.1 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2022, our net cash used in investing activities was $0.7 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2023 was $6.7 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the three months ended September 30, 2022 was $0.3 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.

At September 30, 2023 and June 30, 2023, the total amount of our foreign subsidiary cash was $7.3 million and $6.2 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2023, we had working capital (current assets minus current liabilities) of $17.2 million, compared to working capital of $24.7 million at June 30, 2023. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
2016 Credit Facility
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, we repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, we entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, we entered into a loan modification agreement ("Amendment No. 3"), which further amended the 2016 Credit Facility. Amendment No. 3, with an available borrowing amount of $5.0 million, revised the maturity date from March 31, 2021 to March 31, 2024 and modified the variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
We entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the 2016 Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows us to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
On August 28, 2023, we received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. We also received approval to declare and pay dividends, up to $750,000 per quarter, through September 30, 2024.
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
As of September 30, 2023, we were in compliance with all financial covenants under the 2016 Credit Facility, as amended. As of September 30, 2023, the effective interest rate is 8.55%. If we borrow under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter. As of September 30, 2023, there was no balance outstanding on this credit facility.
Commitments and Obligations
Please refer to Note 7 to the condensed consolidated financial statements contained in this report for information regarding our contingent liabilities.
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
During the three months ended September 30, 2023 we recognized expenses of approximately $0.2 million related to obsolete and slow-moving inventory. During the three months ended September 30, 2022 we recognized expenses of approximately $0.1 million related to obsolete and slow-moving inventory.
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
Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base the assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no substantial changes to our market risks during the quarter ended September 30, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2023.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2023, filed on August 28, 2023. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019, August 27, 2020, February 17, 2022, and June 12, 2023. Under the plan, we are authorized to repurchase up to $60.0 million of our outstanding shares through December 31, 2026. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have authorized a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. During the three months ended September 30, 2023, we repurchased 0.1 million shares of our common stock at an aggregate purchase price of approximately $0.8 million under this repurchase program. At September 30, 2023, there is approximately $26.1 million remaining under this repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

4.1	Rights Agreement, dated as of August 30, 2023, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

10.1	Lease Agreement between Sumitomo Mitsui Trust Bank, Limited and LifeVantage Japan dated May 26, 2023 in US/English Format	Filed herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	November 9, 2023	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)