Form 10-Q
period 2023-12-31
Lifevantage Corp
filed 2024-01-30
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 29, 2024 was 12,868,462.

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
•Unfavorable global economic conditions, including high inflation, and other macroeconomic conditions;
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2023	June 30, 2023
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,331	$21,605
Accounts receivable	2,335	1,612
Income tax receivable	234	241
Inventory, net	14,972	16,073
Prepaid expenses and other	3,789	4,753
Total current assets	38,661	44,284

Property and equipment, net	8,970	9,086
Right-of-use assets	9,526	8,738
Intangible assets, net	389	455
Deferred income tax asset	4,618	2,991
Other long-term assets	518	569
TOTAL ASSETS	$62,682	$66,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,237	$3,505
Commissions payable	6,798	6,651
Income tax payable	825	—
Lease liabilities	1,646	1,521
Other accrued expenses	7,511	7,932
Total current liabilities	23,017	19,609

Long-term lease liabilities	12,133	11,566
Other long-term liabilities	225	299
Total liabilities	35,375	31,474
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,880 and 12,622 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	1	1
Additional paid-in capital	135,490	134,314
Accumulated deficit	(106,992)	(98,305)
Accumulated other comprehensive loss	(1,192)	(1,361)
Total stockholders’ equity	27,307	34,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,682	$66,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
(In thousands, except per share data)
Revenue, net	$51,624	$53,662	$102,988	$105,436
Cost of sales	11,066	11,758	21,246	21,700
Gross profit	40,558	41,904	81,742	83,736
Operating expenses:
Commissions and incentives	21,754	23,556	44,227	47,369
Selling, general and administrative	20,065	19,580	38,027	36,310
Total operating expenses	41,819	43,136	82,254	83,679
Operating (loss) income	(1,261)	(1,232)	(512)	57
Other income (expense):
Interest income, net	108	32	276	32
Other income (expense), net	41	125	(47)	(312)
Total other income (expense)	149	157	229	(280)
Loss before income taxes	(1,112)	(1,075)	(283)	(223)
Income tax benefit (expense)	456	17	256	(225)
Net loss	$(656)	$(1,058)	$(27)	$(448)
Net loss per share:
Basic	$(0.05)	$(0.08)	$0.00	$(0.04)
Diluted	$(0.05)	$(0.08)	$0.00	$(0.04)
Weighted-average shares outstanding:
Basic	12,612	12,543	12,574	12,500
Diluted	12,612	12,543	12,574	12,500
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$463	$640	$169	$130
Other comprehensive income, net of tax	463	640	169	130
Comprehensive income (loss)	$(193)	$(418)	$142	$(318)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649

Stock-based compensation	—	—	978	—	—	978
Common stock issued under equity award plans	281	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(90)	—	(465)	—	—	(465)
Repurchase of company stock	(145)	—	—	(795)	—	(795)
Common stock issued under employee stock purchase plan	39	—	126	—	—	126
Cash dividends	—	—	—	(5,534)	—	(5,534)
Currency translation adjustment	—	—	—	—	(294)	(294)
Net income	—	—	—	629	—	629
Balances, September 30, 2023	12,707	$1	$134,953	$(104,005)	$(1,655)	$29,294

Stock-based compensation	—	—	750	—	—	750
Common stock issued under equity award plans	495	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(34)	—	(213)	—	—	(213)
Repurchase of company stock	(288)	—	—	(1,876)	—	(1,876)
Cash dividends	—	—	—	(455)	—	(455)
Currency translation adjustment	—	—	—	—	463	463
Net loss	—	—	—	(656)	—	(656)
Balances, December 31, 2023	12,880	$1	$135,490	$(106,992)	$(1,192)	$27,307
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2023	2022
(In thousands)
Cash Flows from Operating Activities:
Net loss	$(27)	$(448)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,880	1,809
Stock-based compensation	1,728	1,425
Non-cash operating lease expense	575	761
Loss on disposal of assets	—	7
Deferred income tax	(1,627)	(1,230)
Changes in operating assets and liabilities:
Accounts receivable	(703)	913
Income tax receivable	7	861
Inventory, net	1,183	(3,915)
Prepaid expenses and other	970	1,941
Other long-term assets	61	(1)
Accounts payable	2,641	761
Income tax payable	825	(453)
Other accrued expenses	(491)	(1,858)
Lease liabilities	(674)	(673)
Other long-term liabilities	174	(278)
Net Cash Provided by (Used in) Operating Activities	6,522	(378)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,676)	(1,564)
Net Cash Used in Investing Activities	(1,676)	(1,564)
Cash Flows from Financing Activities:
Repurchase of company stock	(2,671)	—
Payment of cash dividends	(5,989)	(758)
Shares canceled or surrendered as payment of tax withholding and other	(678)	(91)
Proceeds from common stock issued under employee stock purchase plan	126	121
Net Cash Used in Financing Activities	(9,212)	(728)
Foreign Currency Effect on Cash	92	(150)
Decrease in Cash and Cash Equivalents:	(4,274)	(2,820)
Cash and Cash Equivalents — beginning of period	21,605	20,190
Cash and Cash Equivalents — end of period	$17,331	$17,370
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3	$3
Cash paid for income taxes	$633	$932
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
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM and D3+ dietary supplements. TrueScience® is the Company's Nrf2 enhanced line of skin, hair, bath & body, and targeted relief products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, AXIO® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2023, and the results of operations for the three and six months ended December 31, 2023 and 2022, and the cash flows for the six months ended December 31, 2023 and 2022. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2023 and 2022, net foreign currency gains of $37,000 and $0.2 million, respectively, are recorded in other income (expense), net. For the six months ended December 31, 2023 and 2022, net foreign currency losses of $0.1 million and $0.3 million, respectively, are recorded in other income (expense), net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2023, the Company had $12.6 million in cash accounts at one financial institution and $4.7 million in accounts at other financial institutions. At June 30, 2023, the Company had $17.0 million in cash accounts at one financial institution and $4.6 million in accounts at other financial institutions. As of December 31, 2023 and June 30, 2023, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2023 and June 30, 2023 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2023 and June 30, 2023 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2023 and 2022.
Inventory
As of December 31, 2023 and June 30, 2023, inventory consisted of (in thousands):

	December 31, 2023		June 30, 2023
Finished goods	$11,766	78.6%	$12,153	75.6%
Raw materials	3,206	21.4%	3,920	24.4%
Total inventory	$14,972	100.0%	$16,073	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $1.3 million at December 31, 2023 and June 30, 2023, respectively, related to obsolete and slow-moving inventory.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.9 million and $0.8 million as of December 31, 2023 and June 30, 2023, respectively. The contract liabilities impact to revenue for the three months ended December 31, 2023 and 2022 was an increase of $0.1 million and a decrease of $0.1 million, respectively. The contract liabilities impact to revenue for the six months ended December 31, 2023 and 2022 was a decrease of $40,000 and $0.1 million, respectively.
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2023 and June 30, 2023, the returns liability reserve, net was $0.1 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2023 and 2022 were $0.1 million and $0.2 million, respectively. Research and development expenses for the six months ended December 31, 2023 and 2022 were $0.3 million and $0.3 million, respectively.
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
Changes in the Company's strategies have resulted in operation modifications in certain Asia/Pacific markets resulting in the closure of showrooms and changes to selling models. As of December 31, 2022, the Company abandoned the ROU assets related to the Hong Kong and Singapore showroom leases. These leases were terminated in February 2023 and the Company has no remaining lease liability for these showrooms. Total expenses related to the abandonment of the ROU assets and costs associated with the change in operations in these markets for the three and six months ended December 31, 2022 was $0.4 million and is included in selling, general, and administrative expenses.
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
For the six months ended December 31, 2023 and 2022, the Company recognized income tax benefit of $0.3 million and tax expense of $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income (loss) Per Share
Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income (loss) per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2023 and 2022, the effects of approximately 26,000 and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2023 and 2022, the effects of approximately 0.1 million and 0.4 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income (loss) per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(656)	$(1,058)	$(27)	$(448)
Denominator:
Basic weighted-average common shares outstanding	12,612	12,543	12,574	12,500
Effect of dilutive securities:
Stock awards and options	—	—	—	—
Diluted weighted-average common shares outstanding	12,612	12,543	12,574	12,500
Net loss per share, basic	$(0.05)	$(0.08)	$0.00	$(0.04)
Net loss per share, diluted	$(0.05)	$(0.08)	$0.00	$(0.04)
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Americas	$39,065	$39,705	$77,580	$76,074
Asia/Pacific & Europe	12,559	13,957	25,408	29,362
Total revenue	$51,624	$53,662	$102,988	$105,436
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
United States	$37,219	$37,972	$74,115	$72,630
Japan	$7,314	$7,365	$14,828	$15,533
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	December 31, 2023	June 30, 2023
United States	$20,904	$20,504
Japan	$2,411	$354
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eight years. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 7.56 years and 3.17%, respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.27 years and 3.25%, respectively.
For the three months ended December 31, 2023 and 2022, operating lease expense was $0.5 million and $0.8 million, respectively. For the six months ended December 31, 2023 and 2022, operating lease expense was $1.1 million and $1.5 million, respectively.
The components of lease expense for the three and six months ended December 31, 2023 and 2022, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense
Operating lease cost	$462	$742	$992	$1,413
Variable lease cost	45	58	94	85
Short-term lease costs	12	22	23	45
Total lease expense	$519	$822	$1,109	$1,543
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$533	$755	$1,090	$1,506
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$1,502	$—
Maturity of lease liabilities at December 31, 2023 are as follows (in thousands):

Year ended June 30,	Amount
2024 (remaining six months ending June 30, 2024)	$1,071
2025	1,937
2026	1,978
2027	2,019
2028	2,061
Thereafter	6,394
Total	15,460
Less: imputed interest	(1,681)
Present value of lease liabilities	$13,779
Note 4 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility" and together with the amendments described below, the "Credit Facility"). During the fiscal year ended June 30, 2020, the Company repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, the Company entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, the Company entered into a loan modification agreement ("Amendment No. 3"), which amended the Credit Facility. Amendment No. 3, with an available borrowing amount of $5.0 million, a revised maturity date from March 31, 2021 to March 31, 2024, and a modified variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the Company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
The Credit Facility, contains customary covenants, including affirmative and negative covenants that, among other things, restrict the Company's ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock without prior approval, make other payments to holders of equity interests in the Company, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of the Company's assets.

The Credit Facility, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of the Company under a material contract of the Company will cause a default on the remaining indebtedness under the Credit Facility. The Company’s obligations under the Credit Facility, are secured by a security interest in substantially all of the Company’s assets.
The Company entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows the Company to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3. As of December 31, 2023, the effective interest rate is 8.60%. If the Company borrows under the 2016 Revolving Loan, interest will be payable quarterly in arrears on the last day of each fiscal quarter.
On August 28, 2023, the Company received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. The Company also received approval to declare and pay dividends, up to $750,000, per quarter, through September 30, 2024.
As of December 31, 2023, the Company was in compliance with its financial covenants under the Credit Facility other than its covenant related to the minimum fixed charge coverage ratio. The Company requested, and was granted, a waiver related to this covenant violation as of December 31, 2023. As of December 31, 2023, there was no balance outstanding on this credit facility.
Note 5 — Stockholders’ Equity
During the three months ended December 31, 2023 and 2022, the Company issued 0.5 million and 0.2 million shares of common stock, respectively, under equity award plans. During the three months ended December 31, 2023 and 2022, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended December 31, 2023 and 2022, 34,000 and 5,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting.
During the six months ended December 31, 2023 and 2022, the Company issued 0.8 million and 0.2 million shares of common stock, respectively, under equity award plans. During the six months ended December 31, 2023 and 2022, the Company issued zero shares of common stock upon the exercise of stock options. During the six months ended December 31, 2023 and 2022, 0.1 million and 22,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Company's board of directors (the "Board of Directors") approved an amendment to increase the authorized share repurchase amount from $5.0 million to $15.0 million. On August 27, 2020, the Board of Directors approved an amendment to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the board of directors approved an amendment to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three and six months ended December 31, 2023, the Company purchased 0.3 million shares and 0.4 million shares of common stock at an aggregate price of $1.9 million and $2.7 million under this repurchase program, respectively. During the three and six months ended December 31, 2022, the Company purchased no shares of common stock under this repurchase program, respectively. At December 31, 2023, there is $24.2 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2023, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board of directors.
Dividends
In August 2023, the Board of Directors declared a quarterly cash dividend of $0.035 per share of common stock and a one-time cash dividend of $0.40 per share of common stock to be paid on September 22, 2023 to stockholders of record on September 8, 2023. In November 2023, the Board of Directors declared a quarterly cash dividend of $0.035 per share of common stock to be paid on December 15, 2023 to stockholders of record on December 1, 2023. Cash dividends for the three and six months ended December 31, 2023 totaled $0.5 million and $6.0 million, or $0.035 and $0.47 per share, respectively. Cash dividends for the three and six months ended December 31, 2022 totaled $0.4 million and $0.8 million, or $0.03 and $0.06 per share, respectively.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the board of directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On November 9, 2023, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 plan by 1,138,000 shares. As of December 31, 2023, a maximum of 5.1 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company's 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of December 31, 2023, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of December 31, 2023, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2023 and 2022, approximately 39,000 and 36,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
For the three months ended December 31, 2023 and 2022, compensation of $0.8 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the six months ended December 31, 2023 and 2022, compensation of $1.7 million and $1.4 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2023, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
COVID-19 Influence on Business Operations and Work Environment
We maintain both virtual and in person business operations in hybrid form, which started in 2020 as a result of the COVID-19 pandemic. We have continued to provide successful virtual events and trainings for our independent consultants and have been successful in conducting day to day business operations both in person, and over virtual platforms. During the COVID-19 pandemic, we implemented and continue to operate, a hybrid model with our employees working from home a few days a week and in the office a few days a week. We believe that this has worked well for employee productivity. We remain focused on being digital first and committed to increasing our investments in digital technologies and tools for independent consultants and employees to function effectively in the current hybrid working environment.
Our Products
Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+ and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, target relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, AXIO®, our nootropic energy drink mixes, and PhysIQ™ our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together, marketed as the Protandim® Tri-Synergizer, has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a supplement to help support eye and brain health, reduce eye fatigue and strain, supports cognitive functions and may help support normal sleep patterns. Our Nrf2 enhanced TrueScience® line of anti-aging skin and hair care, bath & body, and targeted relief products includes TrueScience® Facial Cleanser, TrueScience® Perfecting Lotion, TrueScience® Eye Serum, TrueScience® Anti-Aging Cream, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TruePout Advanced Lip Duo, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our smart weight management system, which includes PhysIQ™ Fat Burn, and PhysIQ™ Prebiotic, all formulated to aid in weight management. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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

	As of December 31,
	2023		2022		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	32,000	62.7%	36,000	60.0%	(4,000)	(11.1)%
Asia/Pacific & Europe	19,000	37.3%	24,000	40.0%	(5,000)	(20.8)%
Total Active Independent Consultants	51,000	100.0%	60,000	100.0%	(9,000)	(15.0)%

Active Customers
Americas	63,000	78.8%	69,000	77.5%	(6,000)	(8.7)%
Asia/Pacific & Europe	17,000	21.2%	20,000	22.5%	(3,000)	(15.0)%
Total Active Customers	80,000	100.0%	89,000	100.0%	(9,000)	(10.1)%

Active Accounts
Americas	95,000	72.5%	105,000	70.5%	(10,000)	(9.5)%
Asia/Pacific & Europe	36,000	27.5%	44,000	29.5%	(8,000)	(18.2)%
Total Active Accounts	131,000	100.0%	149,000	100.0%	(18,000)	(12.1)%

Results of Operations
Three and Six Months Ended December 31, 2023 and 2022
Revenue. We generated net revenue of $51.6 million and $53.7 million during the three months ended December 31, 2023 and 2022, respectively. We generated net revenue of $103.0 million and $105.4 million during the six months ended December 31, 2023 and 2022, respectively. Foreign currency fluctuations negatively impacted our revenue $0.2 million, or 0.4% and $0.5 million, or 0.4%, during the three and six months ended December 31, 2023, respectively.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2023 and 2022 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
United States	$37,219	$37,972	(2.0)%	$74,115	$72,630	2.0%
Other	1,846	1,733	6.5%	3,465	3,444	0.6%
Americas Total	$39,065	$39,705	(1.6)%	$77,580	$76,074	2.0%
Revenue in the Americas region for the three and six months ended December 31, 2023 decreased $0.6 million, or 1.6%, and increased $1.5 million, or 2.0%, respectively, from the prior year periods. Total Active Accounts decreased 9.5% in the region compared to the prior year period. The average revenue per account increased due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product. Total TrueScience® Liquid Collagen related revenue, including the product when sold as part of a bundle, was approximately $10.5 million and $20.4 million for the three and six months ended December 31, 2023, respectively, compared to approximately $9.3 million and $16.4 million in the prior year periods, respectively.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2023 and 2022 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
Japan	$7,314	$7,365	(0.7)%	$14,828	$15,533	(4.5)%
Australia & New Zealand	2,071	2,020	2.5%	4,409	4,117	7.1%
Greater China	771	924	(16.6)%	1,198	2,000	(40.1)%
Other	2,403	3,648	(34.1)%	4,973	7,712	(35.5)%
Asia/Pacific & Europe Total	$12,559	$13,957	(10.0)%	$25,408	$29,362	(13.5)%
Revenue in the Asia/Pacific & Europe region decreased $1.4 million, or 10.0% and $4.0 million, or 13.5%, for the three and six months ended December 31, 2023, respectively as compared to the prior year periods. Total Active Accounts in the region decreased 18.2% compared to the prior year period. Decreases in total Active Accounts, the closure of our e-commerce business in China, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.3 million, or 2.0% and $0.6 million, or 2.1%, during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.3 million, or 4.5% and $0.7 million, or 4.2%, during the three and six months ended December 31, 2023, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 3.9% and decreased 0.3% for the three and six months ended December 31, 2023, respectively, as compared to the prior year periods. The decrease in revenue on a constant currency basis in Japan during the six months ended December 31, 2023 was due to our Active Accounts in that region increasing their purchases in September 2022, ahead of price increases that went into effect on October 1, 2022. The decrease was offset by increases in the average revenue per account, primarily from TrueScience® Liquid Collagen related revenue which started selling in Japan in March 2023. Revenue related to TrueScience® Liquid Collagen was approximately $1.8 million and $2.9 million for the three and six months ended December 31, 2023, respectively.
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
Cost of Sales. Cost of sales were $11.1 million and $11.8 million for the three months ended December 31, 2023 and 2022, respectively, resulting in gross profit percentages of 78.6% and 78.1%, respectively. Cost of sales were $21.2 million and $21.7 million for the six months ended December 31, 2023 and 2022, respectively, resulting in gross profit percentages of 79.4% and 79.4%, respectively. The decrease in cost of sales as a percentage of revenue is primarily due to price increases and higher shipping revenues, together with a shift in product mix, changes in raw material and manufacturing related costs, shipping to customer expenses, and warehouse fulfillment expenses during the current period.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2023 were $21.8 million or 42.1% of revenue as compared to $23.6 million or 43.9% of revenue for the three months ended December 31, 2022. Commissions and incentives expenses during the six months ended December 31, 2023 were $44.2 million or 42.9% of revenue as compared to $47.4 million or 44.9% of revenue for the six months ended December 31, 2022. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is due to decreases in commission expenses as a result of the change to our Evolve Compensation Plan in March 2023 in the United States, Australia, New Zealand, and Japan markets. In addition, the timing and magnitude of our various promotional and incentive programs has resulted in decreased promotional and incentives expenses.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2023 were $20.1 million or 38.9% of revenue as compared to $19.6 million or 36.5% of revenue for the three months ended December 31, 2022. Selling, general and administrative expenses during the six months ended December 31, 2023 were $38.0 million or 36.9% of revenue as compared to $36.3 million or 34.4% of revenue for the six months ended December 31, 2022. The increase in selling, general and administrative expenses as a percentage of revenue during the three and six months ended December 31, 2023 compared to the prior year periods is primarily due to increased proxy contest related expenses. These increases have been offset by decreases in event, office lease and professional services expenses.
Total Other Income (Expense). During the three months ended December 31, 2023 we recognized total net other income of $0.1 million as compared to $0.2 million for the three months ended December 31, 2022. During the six months ended December 31, 2023 we recognized total net other income of $0.2 million as compared to expense of $0.3 million for the six months ended December 31, 2022. Total net other income (expense) for the three and six months ended December 31, 2023 and 2022 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax benefit of $0.5 million and $0.3 million for the three and six months ended December 31, 2023, respectively, as compared to income tax benefit of $17,000 and income tax expense of $0.2 million for the three and six months ended December 31, 2022, respectively.
The change in the effective tax rate for the six months ended December 31, 2023 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2023 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), fund capital expenditures, and service our debt, which includes any outstanding balances under the Credit Facility. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of December 31, 2023, our available liquidity was $17.3 million, which consisted of available cash and cash equivalents. This represents a decrease of $4.3 million from the $21.6 million in cash and cash equivalents as of June 30, 2023.
During the six months ended December 31, 2023, our net cash provided by operating activities was $6.5 million as compared to net cash used in operating activities of $0.4 million during the six months ended December 31, 2022.
During the six months ended December 31, 2023, our net cash used in investing activities was $1.7 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2022, our net cash used in investing activities was $1.6 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2023 was $9.2 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the six months ended December 31, 2022 was $0.7 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At December 31, 2023 and June 30, 2023, the total amount of our foreign subsidiary cash was $8.2 million and $6.2 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2023, we had working capital (current assets minus current liabilities) of $15.6 million, compared to working capital of $24.7 million at June 30, 2023. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our credit facility, however, contains covenants that restrict our ability to raise additional funds in the debt markets and repurchase our equity securities without prior approval from the lender. Additionally, our credit facility, as amended, provides for a revolving loan facility in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
Credit Facility
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the Security Agreement, the "2016 Credit Facility" and together with the amendments described below, the "Credit Facility"). During the fiscal year ended June 30, 2020, we repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, we entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, we entered into a loan modification agreement ("Amendment No. 3"), which further amended the Credit Facility, as previously amended, to provide for an available borrowing amount of $5.0 million, a revised maturity date from March 31, 2021 to March 31, 2024, and a modified variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
We entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allows us to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
On August 28, 2023, we received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. We also received approval to declare and pay dividends, up to $750,000 per quarter, through September 30, 2024.
The Credit Facility, as amended, contains customary covenants, including affirmative and negative covenants that, among other things, restrict our ability to create certain types of liens, incur additional indebtedness, declare or pay dividends on or redeem capital stock without prior approval, make other payments to holders of our equity interests, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, sell assets or enter into consolidations, mergers or transfers of all or any substantial part of our assets.
The Credit Facility, as amended, contains cross-default provisions, whereby a default under the terms of certain indebtedness or an uncured default of a payment or other material obligation of ours under a material contract of ours will cause a default on the remaining indebtedness under the 2016 Credit Facility, as amended. Our obligations under the 2016 Credit Facility, as amended, are secured by a security interest in substantially all of our assets.
As of December 31, 2023, we were in compliance with our financial covenants under the Credit Facility other than the minimum fixed charge coverage ratio. We requested, and were granted, a waiver related to this covenant violation as of December 31, 2023. As of December 31, 2023, there was no balance outstanding on this credit facility.

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
There are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with our Board of Directors, and our audit committee has reviewed the disclosures noted below.
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
During the three and six months ended December 31, 2023 we recognized expenses of approximately $0.1 million and $0.3 million, respectively, related to obsolete and slow-moving inventory. During the three and six months ended December 31, 2022 we recognized expenses of approximately $0.3 million and $0.5 million, respectively, related to obsolete and slow-moving inventory.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no substantial changes to our market risks during the quarter ended December 31, 2023 when compared to the disclosures in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2023.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2023, filed on August 28, 2023. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above, as updated by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended December 31, 2023. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	26,603	$7.44	26,603	$25,859,165
November 1 - November 30	116,561	$6.05	116,561	$25,154,068
December 1 - December 31	144,694	$6.72	144,694	$24,181,010
Total	287,858		287,858
1.On November 27, 2017, our Board of Directors approved a stock repurchase plan, as amended on February 1, 2019, August 27, 2020, February 17, 2022, and June 12, 2023. Under the plan, we are authorized to repurchase up to $60.0 million of our outstanding shares through December 31, 2026. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have authorized a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

4.1	Rights Agreement, dated as of August 30, 2023, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2023 and June 30, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	January 30, 2024	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2024	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)