Form 10-Q
period 2024-03-31
Lifevantage Corp
filed 2024-05-02
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 1, 2024 was 12,700,556.

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
•Inability to comply with financial covenants imposed by our revolving line of credit and the impact of debt service obligations and restrictive debt covenants;
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	June 30, 2023
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,377	$21,605
Accounts receivable	2,135	1,612
Income tax receivable	360	241
Inventory, net	15,162	16,073
Prepaid expenses and other	2,763	4,753
Total current assets	37,797	44,284

Property and equipment, net	8,349	9,086
Right-of-use assets	9,382	8,738
Intangible assets, net	356	455
Deferred income tax asset	4,927	2,991
Other long-term assets	496	569
TOTAL ASSETS	$61,307	$66,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,954	$3,505
Commissions payable	6,093	6,651
Income tax payable	772	—
Lease liabilities	1,675	1,521
Other accrued expenses	6,981	7,932
Total current liabilities	22,475	19,609

Long-term lease liabilities	11,852	11,566
Other long-term liabilities	211	299
Total liabilities	34,538	31,474
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,688 and 12,622 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	1	1
Additional paid-in capital	136,198	134,314
Accumulated deficit	(107,709)	(98,305)
Accumulated other comprehensive loss	(1,721)	(1,361)
Total stockholders’ equity	26,769	34,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,307	$66,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
(In thousands, except per share data)
Revenue, net	$48,245	$53,741	$151,233	$159,177
Cost of sales	10,172	10,618	31,418	32,318
Gross profit	38,073	43,123	119,815	126,859
Operating expenses:
Commissions and incentives	19,714	23,816	63,941	71,185
Selling, general and administrative	16,425	17,708	54,452	54,018
Total operating expenses	36,139	41,524	118,393	125,203
Operating income	1,934	1,599	1,422	1,656
Other income (expense):
Interest income, net	76	59	352	91
Other income (expense), net	(89)	7	(135)	(304)
Total other income (expense)	(13)	66	217	(213)
Income before income taxes	1,921	1,665	1,639	1,443
Income tax expense	(262)	(643)	(7)	(869)
Net income	$1,659	$1,022	$1,632	$574
Net income per share:
Basic	$0.13	$0.08	$0.13	$0.05
Diluted	$0.13	$0.08	$0.13	$0.05
Weighted-average shares outstanding:
Basic	12,424	12,615	12,525	12,538
Diluted	12,986	12,770	13,010	12,555
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(529)	$14	$(360)	$144
Other comprehensive (loss) income, net of tax	(529)	14	(360)	144
Comprehensive income	$1,130	$1,036	$1,272	$718
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649

Stock-based compensation	—	—	978	—	—	978
Common stock issued under equity award plans	281	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(90)	—	(465)	—	—	(465)
Repurchase of company stock	(145)	—	—	(795)	—	(795)
Common stock issued under employee stock purchase plan	39	—	126	—	—	126
Cash dividends	—	—	—	(5,534)	—	(5,534)
Currency translation adjustment	—	—	—	—	(294)	(294)
Net income	—	—	—	629	—	629
Balances, September 30, 2023	12,707	$1	$134,953	$(104,005)	$(1,655)	$29,294

Stock-based compensation	—	—	750	—	—	750
Common stock issued under equity award plans	495	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(34)	—	(213)	—	—	(213)
Repurchase of company stock	(288)	—	—	(1,876)	—	(1,876)
Cash dividends	—	—	—	(455)	—	(455)
Currency translation adjustment	—	—	—	—	463	463
Net loss	—	—	—	(656)	—	(656)
Balances, December 31, 2023	12,880	$1	$135,490	$(106,992)	$(1,192)	$27,307

Stock-based compensation	—	—	796	—	—	796
Common stock issued under employee stock purchase plan	25	—	145	—	—	145
Common stock issued under equity award plans	113	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(38)	—	(233)	—	—	(233)
Repurchase of company stock	(292)	—	—	(1,928)	—	(1,928)
Cash dividends	—	—	—	(448)	—	(448)
Currency translation adjustment	—	—	—	—	(529)	(529)
Net income	—	—	—	1,659	—	1,659
Balances, March 31, 2024	12,688	$1	$136,198	$(107,709)	$(1,721)	$26,769
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,632	$574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,775	2,678
Stock-based compensation	2,524	2,242
Non-cash operating lease expense	920	1,257
Loss on disposal of assets	—	24
Deferred income tax	(1,936)	(953)
Changes in operating assets and liabilities:
Accounts receivable	(552)	975
Income tax receivable	(118)	1,090
Inventory, net	725	(1,947)
Prepaid expenses and other	1,983	1,859
Other long-term assets	59	55
Accounts payable	3,385	(1,642)
Income tax payable	772	(453)
Other accrued expenses	(1,549)	(1,301)
Lease liabilities	(1,120)	(1,274)
Other long-term liabilities	115	(119)
Net Cash Provided by Operating Activities	9,615	3,065
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,967)	(2,554)
Net Cash Used in Investing Activities	(1,967)	(2,554)
Cash Flows from Financing Activities:
Repurchase of company stock	(4,599)	—
Payment of cash dividends	(6,437)	(1,141)
Shares canceled or surrendered as payment of tax withholding and other	(911)	(145)
Proceeds from common stock issued under employee stock purchase plan	271	252
Net Cash Used in Financing Activities	(11,676)	(1,034)
Foreign Currency Effect on Cash	(200)	(138)
Decrease in Cash and Cash Equivalents:	(4,228)	(661)
Cash and Cash Equivalents — beginning of period	21,605	20,190
Cash and Cash Equivalents — end of period	$17,377	$19,529
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5	$3
Cash paid for income taxes	$1,381	$977
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (“LifeVantage" or the “Company”) as of and for the year ended June 30, 2023 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 28, 2023.
Note 1 — Organization and Basis of Presentation
LifeVantage is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company sold its products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time the Company closed its e-commerce business in China.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, skin and hair care, bath & body, and targeted relief products. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM and D3+ dietary supplements. TrueScience® is the Company's Nrf2 enhanced line of skin, hair, and bath & body products. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, AXIO® its nootropic energy drink mixes, and PhysIQ™, its smart weight management system.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2024, and the results of operations for the three and nine months ended March 31, 2024 and 2023, and the cash flows for the nine months ended March 31, 2024 and 2023. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024 and 2023, net foreign currency losses of $0.1 million and gains of $36,000, respectively, are recorded in other income (expense), net. For the nine months ended March 31, 2024 and 2023, net foreign currency losses of $0.2 million and $0.2 million, respectively, are recorded in other income (expense), net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2024, the Company had $13.1 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. At June 30, 2023, the Company had $17.0 million in cash accounts at one financial institution and $4.6 million in accounts at other financial institutions. As of March 31, 2024 and June 30, 2023, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2024 and June 30, 2023 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2024 and June 30, 2023 is not necessary. No bad debt expense was recorded during the three and nine months ended March 31, 2024 and 2023.
Inventory
As of March 31, 2024 and June 30, 2023, inventory consisted of (in thousands):

	March 31, 2024		June 30, 2023
Finished goods	$11,273	74.4%	$12,153	75.6%
Raw materials	3,889	25.6%	3,920	24.4%
Total inventory	$15,162	100.0%	$16,073	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $1.3 million at March 31, 2024 and June 30, 2023, respectively, related to obsolete and slow-moving inventory.
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
Contract liabilities, recorded as deferred revenue, include loyalty program credit deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as credits which are redeemed for additional products at a later date. The Company also records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. In addition, the Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized.
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.7 million and $0.8 million as of March 31, 2024 and June 30, 2023, respectively. The contract liabilities impact to revenue for the three months ended March 31, 2024 and 2023 was an increase of $0.2 million and a decrease of $0.1 million, respectively. The contract liabilities impact to revenue for the nine months ended March 31, 2024 and 2023 was an increase of $0.1 million and a decrease of $0.3 million, respectively.
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of March 31, 2024 and June 30, 2023, the returns liability reserve, net was $0.1 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively. Research and development expenses for the nine months ended March 31, 2024 and 2023 were $0.5 million and $0.4 million, respectively.
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
Changes in the Company's strategies have resulted in operation modifications in certain Asia/Pacific markets resulting in the closure of showrooms and changes to selling models. As of December 31, 2022, the Company abandoned the ROU assets related to the Hong Kong and Singapore showroom leases. These leases were terminated in February 2023 and the Company has no remaining lease liability for these showrooms. Total expenses related to the abandonment of the ROU assets and costs associated with the change in operations in these markets for the nine months ended March 31, 2023 was $0.4 million and is included in selling, general, and administrative expenses.
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
For the nine months ended March 31, 2024 and 2023, the Company recognized income tax expense of $7,000 and $0.9 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended March 31, 2024 and 2023, the effects of approximately 8,000 and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2024 and 2023, the effects of approximately 34,000 and 0.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$1,659	$1,022	$1,632	$574
Denominator:
Basic weighted-average common shares outstanding	12,424	12,615	12,525	12,538
Effect of dilutive securities:
Stock awards and options	562	155	485	17
Diluted weighted-average common shares outstanding	12,986	12,770	13,010	12,555
Net income per share, basic	$0.13	$0.08	$0.13	$0.05
Net income per share, diluted	$0.13	$0.08	$0.13	$0.05
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Americas	$37,215	$39,532	$114,795	$115,606
Asia/Pacific & Europe	11,030	14,209	36,438	43,571
Total revenue	$48,245	$53,741	$151,233	$159,177
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
United States	$35,333	$37,855	$109,448	$110,485
Japan	$6,223	$8,133	$21,051	$23,665
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	March 31, 2024	June 30, 2023
United States	$20,468	$20,504
Japan	$2,156	$354
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eight years. As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 7.28 years and 3.26%, respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.27 years and 3.25%, respectively.
For the three months ended March 31, 2024 and 2023, operating lease expense was $0.5 million and $0.6 million, respectively. For the nine months ended March 31, 2024 and 2023, operating lease expense was $1.6 million and $2.2 million, respectively.
The components of lease expense for the three and nine months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense
Operating lease cost	$459	$516	$1,451	$1,929
Variable lease cost	42	103	136	189
Short-term lease costs	12	18	35	63
Total lease expense	$513	$637	$1,622	$2,181
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$560	$782	$1,651	$2,288
Right-of-use assets obtained in exchange for lease obligations	$265	$—	$1,767	$—
Maturity of lease liabilities at March 31, 2024 are as follows (in thousands):

Year ended June 30,	Amount
2024 (remaining three months ending June 30, 2024)	$550
2025	2,025
2026	2,068
2027	2,080
2028	2,057
Thereafter	6,394
Total	15,174
Less: imputed interest	(1,647)
Present value of lease liabilities	$13,527
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
On March 31, 2024, the Credit Facility reached the maturity date and was terminated. As of March 31, 2024, there was no balance outstanding on this credit facility.
On April 12, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, the Company, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, Continuing and Unconditional Guaranty and the Security and Pledge Agreement the “2024 Credit Facility”) (see Note 8 “Subsequent Events”) for more details).
Note 5 — Stockholders’ Equity
During the three months ended March 31, 2024 and 2023, the Company issued 0.1 million and 38,000 shares of common stock, respectively, under equity award plans. During the three months ended March 31, 2024 and 2023, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended March 31, 2024 and 2023, 38,000 and 14,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting.
During the nine months ended March 31, 2024 and 2023, the Company issued 0.9 million and 0.2 million shares of common stock, respectively, under equity award plans. During the nine months ended March 31, 2024 and 2023, the Company issued zero shares of common stock upon the exercise of stock options. During the nine months ended March 31, 2024 and 2023, 0.2 million and 36,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting.
On November 27, 2017, the Company announced a share repurchase program authorizing it to repurchase up to $5 million in shares of the Company's common stock. The repurchase program permits the Company to purchase shares through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management. As part of the repurchase program, the Company has entered into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time. On February 1, 2019, the Company's board of directors (the "Board of Directors") approved an amendment to increase the authorized share repurchase amount from $5.0 million to $15.0 million. On August 27, 2020, the Board of Directors approved an amendment to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023 and, on February 17, 2022, the Board of Directors approved an amendment to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three and nine months ended March 31, 2024, the Company purchased 0.3 million shares and 0.7 million shares of common stock at an aggregate price of $1.9 million and $4.6 million under this repurchase program, respectively. During the three and nine months ended March 31, 2023, the Company purchased no shares of common stock under this repurchase program, respectively. At March 31, 2024, there is $22.3 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of March 31, 2024, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s Board of Directors.
Dividends
In August 2023, the Board of Directors declared a quarterly cash dividend of $0.035 per share of common stock and a one-time cash dividend of $0.40 per share of common stock to be paid on September 22, 2023 to stockholders of record on September 8, 2023. In November 2023, the Board of Directors declared a quarterly cash dividend of $0.035 per share of common stock to be paid on December 15, 2023 to stockholders of record on December 1, 2023. In January 2024, the Board of Directors declared a quarterly cash dividend of $0.035 per share of common stock to be paid on March 15, 2024 to stockholders of record on March 1, 2024. Cash dividends for the three and nine months ended March 31, 2024 totaled $0.4 million and $6.4 million, or $0.035 and $0.51 per share, respectively. Cash dividends for the three and nine months ended March 31, 2023 totaled $0.4 million and $1.1 million, or $0.03 and $0.09 per share, respectively.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On November 9, 2023, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 plan by 1,138,000 shares. As of March 31, 2024, a maximum of 5.1 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company's 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of March 31, 2024, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of March 31, 2024, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended March 31, 2024 and 2023, approximately 25,000 and 40,000 shares of common stock were issued under the ESPP, respectively. During the nine months ended March 31, 2024 and 2023, approximately 64,000 and 76,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
For the three months ended March 31, 2024 and 2023, compensation of $0.8 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the nine months ended March 31, 2024 and 2023, compensation of $2.5 million and $2.2 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2024, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Note 8 — Subsequent Events
On April 12, 2024, the Company entered into the 2024 Credit Facility.
In the event the Company borrows under the Line of Credit, interest will be payable commencing May 31, 2024, and then on the last day of each month thereafter until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date.
The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantor, as further provided for in the Security and Pledge Agreement. Pursuant to the Continuing and Unconditional Guaranty, the Guarantor guarantees and promises to pay promptly to the Lender all indebtedness of the Company when due.
The Loan Agreement contains customary covenants, including affirmative and negative covenants that in certain circumstances restrict the Company’s ability to incur additional indebtedness, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, or transfer any part of the business or any assets of the Company or the Guarantor. The Loan Agreement requires that the Company maintain specified financial ratios and satisfy certain financial condition tests.
The Loan Agreement contains certain customary events of default, including, among other things, failure of the Company to make required payments under the Loan Agreement, certain breaches of representations made by the Company or the Guarantor, insolvency or bankruptcy of the Company or the Guarantor, failure to have an enforceable first lien or security interest in any property given as security for the Loan Agreement, or failure of the Company to comply with covenants set forth in the Loan Agreement. If an event of default occurs under the Loan Agreement, the obligation of the Lender to make any additional credit available to the Company may be terminated and the amounts outstanding may become immediately due and payable in the discretion of the Lender, provided that in the event of insolvency or bankruptcy of the Company or the Guarantor, all debts outstanding under the Loan Agreement will automatically become due and payable. Upon the occurrence of any default or after maturity, all amounts outstanding under the Loan Agreement will at the option of the Lender bear interest at a rate which is 2.00% higher than the rate of interest otherwise provided under the Loan Agreement.
As of the date of this report, the Company has not borrowed under the 2024 Credit Facility.
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
Our Products
Our products are the Protandim® line of scientifically-validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+ and Daily Wellness dietary supplements, TrueScience®, our line of skin, bath & body, targeted relief, and hair care products, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, AXIO®, our nootropic energy drink mixes, and PhysIQ™ our smart weight management system. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally-occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. Use of the three Protandim® products together, marketed as the Protandim® Tri-Synergizer®, has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions and may help support normal sleep patterns. Our Nrf2 enhanced TrueScience® line of anti-aging skin, hair, and bath & body products includes TrueScience® Perfecting Lotion, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TruePout Advanced Lip Duo, TrueScience® TrueClean Refining Cleanser, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® Hand Cream, TrueScience® TrueProtect Daily Mineral Sunstick, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. PhysIQ™ is our smart weight management system, which includes PhysIQ™ Fat Burn, and PhysIQ™ Prebiotic, all formulated to aid in weight management. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. The Vitality Stack includes four of our nutrigenomics products — Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio. This product stack was designed to provide a foundation for wellness, supporting healthy organs, including the brain, heart, eyes, and other vitals. With the Ultimate Stack, we added Protandim® NAD Synergizer® and PhysIQ™ Prebiotic to our Vitality Stack to support gut health and increase sirtuin activity, supporting increased health, focus, energy, mental clarity and mood. The Protandim® Tri-Synergizer® consists of our Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer® and Protandim® NAD Synergizer®, and was designed to effectively and synergistically reduce oxidative stress, support mitochondria function, increase sirtuin activity, and target cell signaling pathways to fight the effects of aging. We also offer stacks that directly support the following consumer needs: immune support, heart health, energy, well-being, eye health, cognition and memory, metabolism, gut health, skin care, and hair care.
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants

On March 1, 2023, we launched a new compensation plan for our Independent Consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets.
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

	As of March 31,
	2024		2023		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	31,000	63.3%	36,000	62.1%	(5,000)	(13.9)%
Asia/Pacific & Europe	18,000	36.7%	22,000	37.9%	(4,000)	(18.2)%
Total Active Independent Consultants	49,000	100.0%	58,000	100.0%	(9,000)	(15.5)%

Active Customers
Americas	62,000	79.5%	72,000	79.1%	(10,000)	(13.9)%
Asia/Pacific & Europe	16,000	20.5%	19,000	20.9%	(3,000)	(15.8)%
Total Active Customers	78,000	100.0%	91,000	100.0%	(13,000)	(14.3)%

Active Accounts
Americas	93,000	73.2%	108,000	72.5%	(15,000)	(13.9)%
Asia/Pacific & Europe	34,000	26.8%	41,000	27.5%	(7,000)	(17.1)%
Total Active Accounts	127,000	100.0%	149,000	100.0%	(22,000)	(14.8)%

Results of Operations
Three and Nine Months Ended March 31, 2024 and 2023
Revenue. We generated net revenue of $48.2 million and $53.7 million during the three months ended March 31, 2024 and 2023, respectively. We generated net revenue of $151.2 million and $159.2 million during the nine months ended March 31, 2024 and 2023, respectively. Foreign currency fluctuations negatively impacted our revenue $0.8 million, or 1.5% and $1.3 million, or 0.8%, during the three and nine months ended March 31, 2024, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2024 and 2023 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
United States	$35,333	$37,855	(6.7)%	$109,448	$110,485	(0.9)%
Other	1,882	1,677	12.2%	5,347	5,121	4.4%
Americas Total	$37,215	$39,532	(5.9)%	$114,795	$115,606	(0.7)%
Revenue in the Americas region for the three and nine months ended March 31, 2024 decreased $2.3 million, or 5.9%, and $0.8 million, or 0.7%, respectively, from the prior year periods. Total Active Accounts decreased 13.9% in the region compared to the prior year period. The average revenue per account increased due to changes in our product sales mix, driven primarily by our new TrueScience® Liquid Collagen product. Total TrueScience® Liquid Collagen related revenue, including the product when sold as part of a bundle, was approximately $9.3 million and $29.7 million for the three and nine months ended March 31, 2024, respectively, compared to approximately $9.9 million and $26.3 million in the prior year periods, respectively.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2024 and 2023 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
Japan	$6,223	$8,133	(23.5)%	$21,051	$23,665	(11.0)%
Australia & New Zealand	1,789	2,179	(17.9)%	6,200	6,295	(1.5)%
Greater China	966	811	19.1%	2,163	2,810	(23.0)%
Other	2,052	3,086	(33.5)%	7,024	10,801	(35.0)%
Asia/Pacific & Europe Total	$11,030	$14,209	(22.4)%	$36,438	$43,571	(16.4)%
Revenue in the Asia/Pacific & Europe region decreased $3.2 million, or 22.4% and $7.1 million, or 16.4%, for the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods. Total Active Accounts in the region decreased 17.1% compared to the prior year period. Decreases in total Active Accounts, the closure of our e-commerce business in China, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.9 million, or 6.3% and $1.5 million, or 3.5%, during the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.8 million, or 9.3% and $1.4 million, or 6.0%, during the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan decreased 14.5% and 5.2% for the three and nine months ended March 31, 2024, respectively, as compared to the prior year periods. The decrease in revenue on a constant currency basis in Japan during nine months ended March 31, 2024 was due to our Active Accounts in that region increasing their purchases in September 2022, ahead of price increases that went into effect on October 1, 2022. The decrease was offset by increases in the average revenue per account, primarily from TrueScience® Liquid Collagen related revenue which started selling in Japan in March 2023. Revenue related to TrueScience® Liquid Collagen was approximately $0.8 million and $3.7 million for the three and nine months ended March 31, 2024, respectively.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide revenue. In March 2024, we launched our TrueScience® TrueClean Refining Cleanser, TrueLift Illuminating Eye Cream, and TrueHydrate Brightening Moisturizer, which, together with the launch of TrueRenew Daily Firming Complex in October 2023, resulted in the completion of the launch of our new TrueScience® Activated Skin Care Collection. We also launched TrueScience® TrueProtect Daily Mineral Sunstick. During fiscal year 2024, we launched our TrueScience® Liquid Collagen in our Philippines, Canada, Mexico, and Europe markets. Revenue related to these products has offset decreases in our Active Accounts in these regions by increasing our overall average revenue per account. We have seen and continue to expect that these product launches will help drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Cost of Sales. Cost of sales were $10.2 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively, resulting in gross profit percentages of 78.9% and 80.2%, respectively. Cost of sales were $31.4 million and $32.3 million for the nine months ended March 31, 2024 and 2023, respectively, resulting in gross profit percentages of 79.2% and 79.7%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to a shift in product mix, changes in raw material and manufacturing related costs, shipping to customer expenses, and warehouse fulfillment expenses during three and nine months ended March 31, 2024.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2024 were $19.7 million or 40.9% of revenue as compared to $23.8 million or 44.3% of revenue for the three months ended March 31, 2023. Commissions and incentives expenses during the nine months ended March 31, 2024 were $63.9 million or 42.3% of revenue as compared to $71.2 million or 44.7% of revenue for the nine months ended March 31, 2023. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is due to changes in sales mix, timing and magnitude of our various promotional and incentive programs, and decreases in commission expenses as a result of the change to our Evolve Compensation Plan in March 2023 in the United States, Australia, New Zealand, and Japan markets, as well as in Canada, Mexico, and Europe markets in February 2024.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2024 were $16.4 million or 34.0% of revenue as compared to $17.7 million or 33.0% of revenue for the three months ended March 31, 2023. Selling, general and administrative expenses during the nine months ended March 31, 2024 were $54.5 million or 36.0% of revenue as compared to $54.0 million or 33.9% of revenue for the nine months ended March 31, 2023. The increase in selling, general and administrative expenses as a percentage of revenue during the three and nine months ended March 31, 2024 compared to the prior year periods is primarily due to increased proxy contest related expenses. These increases have been partially offset by decreases in event costs, endorsement agreements, employee compensation related expenses, office lease and professional services expenses.
Total Other Income (Expense). During the three months ended March 31, 2024 we recognized total net other expense of $13,000 as compared to income of $0.1 million for the three months ended March 31, 2023. During the nine months ended March 31, 2024 we recognized total net other income of $0.2 million as compared to expense of $0.2 million for the nine months ended March 31, 2023. Total net other income (expense) for the three and nine months ended March 31, 2024 and 2023 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.3 million and $7,000 for the three and nine months ended March 31, 2024, respectively, as compared to income tax expense of $0.6 million and $0.9 million for the three and nine months ended March 31, 2023, respectively.
The change in the effective tax rate for the nine months ended March 31, 2024 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2024 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), fund capital expenditures, and service our debt, which includes any outstanding balances under a credit facility. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of March 31, 2024, our available liquidity was $17.4 million, which consisted of available cash and cash equivalents. This represents a decrease of $4.2 million from the $21.6 million in cash and cash equivalents as of June 30, 2023.
During the nine months ended March 31, 2024, our net cash provided by operating activities was $9.6 million as compared to $3.1 million during the nine months ended March 31, 2023.
During the nine months ended March 31, 2024, our net cash used in investing activities was $2.0 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2023, our net cash used in investing activities was $2.6 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2024 was $11.7 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the nine months ended March 31, 2023 was $1.0 million as a result of our repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At March 31, 2024 and June 30, 2023, the total amount of our foreign subsidiary cash was $7.6 million and $6.2 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.

At March 31, 2024, we had working capital (current assets minus current liabilities) of $15.3 million, compared to working capital of $24.7 million at June 30, 2023. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
We entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allowed us to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3.
On August 28, 2023, we received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. We also received approval to declare and pay dividends, up to $750,000 per quarter, through September 30, 2024.
On March 31, 2024, the Credit Facility reached the maturity date and no further loan modifications were entered into. As of March 31, 2024, there was no balance outstanding on this Credit Facility.
2024 Credit Facility
On April 12, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, we, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit”) and collectively with the Loan Agreement, the Continuing and Unconditional Guaranty and the Security and Pledge Agreement, the “2024 Credit Facility.”
In the event we borrow under the Line of Credit, interest will be payable commencing May 31, 2024, and then on the last day of each month thereafter until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date.
Our obligations under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantor, as further provided for in the Security and Pledge Agreement. Pursuant to the Continuing and Unconditional Guaranty, the Guarantor guarantees and promises to pay promptly to the Lender all indebtedness of the Company when due.
The Loan Agreement contains customary covenants, including affirmative and negative covenants that in certain circumstances restrict our ability to incur additional indebtedness, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, or transfer any part of the business or any assets of the Company or the Guarantor. The Loan Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests.
The Loan Agreement contains certain customary events of default, including, among other things, our failure to make required payments under the Loan Agreement, certain breaches of representations made by us or the Guarantor, insolvency or bankruptcy of the Company or the Guarantor, failure to have an enforceable first lien or security interest in any property given as security for the Loan Agreement, or our failure to comply with covenants set forth in the Loan Agreement. If an event of default occurs under the Loan Agreement, the obligation of the Lender to make any additional credit available to us may be terminated and the amounts outstanding may become immediately due and payable in the discretion of the Lender, provided that in the event of insolvency or bankruptcy of the Company or the Guarantor, all debts outstanding under the Loan Agreement will automatically become due and payable. Upon the occurrence of any default or after maturity, all amounts outstanding under the Loan Agreement will at the option of the Lender bear interest at a rate which is 2.00% higher than the rate of interest otherwise provided under the Loan Agreement.
As of the date of this report, we have not borrowed under the 2024 Credit Facility.
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
During the three and nine months ended March 31, 2024 we recognized expenses of approximately $0.4 million and $0.7 million, respectively, related to obsolete and slow-moving inventory. During the three and nine months ended March 31, 2023 we recognized expenses of approximately $0.3 million and $0.7 million, respectively, related to obsolete and slow-moving inventory.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This item is not required for smaller reporting companies.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2024.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2023, filed on August 28, 2023. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above, as updated by our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on January 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended

March 31, 2024. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	69,178	$5.84	69,178	$23,776,731
February 1 - February 29	125,763	$6.72	125,763	$22,931,443
March 1 - March 31	96,968	$6.99	96,968	$22,253,206
Total	291,909		291,909
1.On November 27, 2017, our Board of Directors approved a stock repurchase program, as amended on February 1, 2019, August 27, 2020, February 17, 2022, and June 12, 2023. Under the program, we are authorized to repurchase up to $60.0 million of our outstanding shares through December 31, 2026. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have authorized a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

4.1	Rights Agreement, dated as of August 30, 2023, between the Registrant and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

10.1	Cooperation Agreement, by and among the Company, the entities and person listed on Exhibit A thereto, and the entities and person listed on Exhibit B thereto, dated February 14, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 15, 2024.

10.2	Loan Agreement, dated as of April 12, 2024, between LifeVantage Corporation and Bank of America, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2024.

10.3	Continuing and Unconditional Guaranty, dated as of April 12, 2024, among LifeVantage Corporation, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 16, 2024.

10.4	Security and Pledge Agreement, dated as of April 12, 2024, among LifeVantage Corporation, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 16, 2024.

10.5	Evolve Compensation Plan (Canada)	Filed herewith.

10.6	Evolve Compensation Plan (Mexico)	Filed herewith.

10.7	Evolve Compensation Plan (UK)	Filed herewith.

10.8	Evolve Compensation Plan (EU)	Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and June 30, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended March 31, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	May 2, 2024	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2024	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)