Form 10-K
period 2024-06-30
Lifevantage Corp
filed 2024-08-28
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-35647
________________________________________________________________________________

LIFEVANTAGE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0224471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3300 N. Triumph Blvd, Suite 700
Lehi, Utah 84043
(Address of Principal Executive Offices, including zip code)

(801) 432-9000
Registrant's telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of December 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $68.1 million, based on a closing market price of $6.00 per share.
The number of shares of common stock (par value $0.0001) outstanding as of August 27, 2024 was 12,479,185 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2025 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission ("SEC") and common law.
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
•Changes to our independent consultant compensation plans;
•Dependence upon a few products for revenue;
•Dependence on third parties to manufacture our products;
•Sourcing and pricing of high quality materials for our products;
•Disruptions to the transportation channels used to distribute our products;
•Risk of being subject to a product recall;
•Product liability claims against us;
•Competition in the dietary supplement and personal care markets;
•Unfavorable publicity on our business or products;
•Actions by activist stockholders;
•Loss of or inability to attract key personnel;
•Risk of being held responsible for certain taxes or assessments and other obligations relating to the activity of our independent consultants;
•Risk related to Global Not For Resale program;
•Inability to comply with evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, including cybersecurity;
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
•Disruptions in our information technology ("IT") systems, including as a result of cybersecurity incidents;
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
•Risk of our direct selling program being found non-compliant with current or newly adopted laws or regulations in various markets;
•Laws and regulations prohibiting or severely restricting direct selling;
•International regulatory and business risks, including failure to comply with anti-corruption laws;
•Inability to protect our intellectual property rights;
•Third party intellectual property infringement claims;
•Volatility of the market price of our common stock;
•Risk of substantial sales of shares negatively impacting the market price of our common stock;
•Inability of share repurchase program enhancing long-term stockholder value;
•Risk of additional shares issued diluting voting power of current outstanding common stock or causing decline in stock price;
•Potential delisting of our common stock due to non-compliance with Nasdaq's continued listing requirements;
•Risks related to being a smaller reporting company;
•Limitations for disputes, mergers, tender offers, or proxy contests under Delaware law;
•Expense and time consuming legal proceedings;
•Ineffectiveness of internal controls over financial reporting;
•Challenges to tax positions or transfer pricing policies or change in laws;
•Economic, political, foreign exchange and other risks associated with international operations, including consumer discretionary spending habits;
•Unfavorable global economic conditions;
•Securities class action litigation; and
•Securities or industry analysts ceasing coverage or publishing inaccurate or unfavorable research.
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

•If we are unable to retain our existing customers and independent consultants or attract additional customers and independent consultants, our revenue will not increase and may decline further.
•Our independent consultants could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.
•We primarily depend on a few products for our revenue.
•We are dependent upon third parties to manufacture our products.
•We are subject to evolving laws, policies, and contractual obligations related to data privacy and security, including cybersecurity, and our actual or perceived failure to comply with such obligations or the actual or perceived failure to maintain the integrity of our data could expose us to data loss or litigation, harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition, and operating results.
•We are subject to risks related to product recalls.
•Our business is susceptible to product liability claims.
•Many of the markets in which we compete for business, including the dietary supplement and personal care markets, are highly competitive. We may not be able to compete effectively, which may have a material adverse effect on our results of operations and financial condition.
•Actions of activist stockholders have, and could continue to, impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
•We are subject to risks related to a Global Not For Resale Program.
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
•We rely on our IT systems to manage numerous aspects of our business, and a disruption in these systems, including as a result of cybersecurity incidents, could adversely affect our business.
•A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
•Our business is subject to strict government regulations.
•Our direct selling program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation (the "Company," "LifeVantage," "we," "us," or "our") is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only.
We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. Our line of scientifically validated dietary supplements includes our flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+, Daily Wellness, and PhysIQ Fat Burn and Prebiotic dietary supplements. TrueScience® is our line of skin and hair care products and Liquid Collagen. We also market and sell Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes.
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
Fiscal Year 2024 Highlights
New Product Offerings
In fiscal year 2024, we launched new products in our various markets with the most significant being the global introduction of our reformulated TrueScience® Activated Skin Care products consisting of TrueClean Refining Cleanser, TrueLift Illuminating Eye Cream, TrueHydrate Brightening Moisturizer and True Renew Daily Firming Complex. With ingredients backed by science and formulas designed to target different visible benefits, TrueScience® Activated Skin Care awakens the skin’s vitality to reveal natural, youthful radiance. In the United States, we also launched TrueScience® True Protect Daily Mineral Sunstick, a limited-edition TrueScience® TruePout Hydrating Lip Oil and Exfoliating Lip Scrub, and four new AXIO® limited-edition flavors. In several of our international markets we also introduced TrueScience® Liquid Collagen.
A summary of the various product introductions by market in fiscal year 2024 is as follows:
•The United States introduced TrueScience® Activated Skin Care, TrueScience® True Protect and, AXIO® limited-edition flavors Green Apple, Decaf Orchard Pear, Cherry Limeade, and Decaf Peach Nectarine.
•Japan introduced TrueScience® Activated Skin Care without TrueLift, but included TrueScience® TrueTone Perfecting Lotion.
•Australia, New Zealand, Taiwan, and Thailand introduced TrueScience® Activated Skin Care.
•Canada introduced TrueScience® Activated Skin Care TrueScience® Liquid Collagen and Protandim® NAD Synergizer.
•Mexico, Europe, and the Philippines introduced TrueScience® Activated Skin Care and TrueScience® Liquid Collagen.
•Singapore and Hong Kong introduced TrueScience® Activated Skin Care without TrueRenew.

Technology Innovation
We continued to develop, enhance and improve the LifeVantage experience using technology. We pioneered new ways to interact with our independent consultants that give us and our independent consultant leaders valuable insight into the activities of the broader independent consultant base. We provided independent consultants with tools and communications that help simplify business activities, by providing step-by-step instruction for starting their business, and ways to improve the prospecting of potential consultants and customers.
Nutrigenomic Culture & Activating Wellness
We have continued to simplify our nutrigenomic story, emphasizing that it activates and empowers the body to work better by using nutrients to turn natural internal processes on or off and help support vibrant health at any age. Nutrigenomics and cellular activation are cutting-edge trends in our industry that support our unique position in the market and leverage our core competencies and existing products. Activation is the guiding principle of our culture and is the key underlying message for our independent consultants and customers. We continue capitalizing on this message by highlighting how LifeVantage has used the concept of activation and expanded it to every aspect of our business, with our brand message of “activating wellness.” By focusing on wellness, we are able to apply activation not only to our products, which support physical, mental, and emotional health, but also our business opportunity, which supports financial, social, and spiritual health. The “activating wellness” message is featured across our communications with our independent consultants and in our brand and marketing materials. In fiscal year 2024, the brand message of activation and “activating wellness” was strengthened by introducing the concepts of “activation synergies” and “inside-out” activation. At the forefront of “activating synergies” was our Healthy Glow Essentials Stack, which consists of Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen. Research on this stack revealed that when the activation benefits of Protandim® Nrf2 Synergizer® were combined with the activation benefits of TrueScience® Liquid Collagen the products had a synergistic effect that activated additional health benefits. The pillars of “inside-out” activation come from the inner activation of Protandim® Nrf2 Synergizer®, which offers benefits on the inside, to the inside-out activation of TrueScience® Liquid Collagen, which offers benefits on the inside, but also visible on the outside, to the outside activation of TrueScience® Activated Skin Care, which offers visible benefits on the outside. These concepts, as an expansion of our activation message, will continue to be a focus of additional marketing and media assets.
Red Carpet Program
In fiscal year 2024, we continued to grow through our red-carpet program, which is designed to attract and incentivize experienced direct selling sales leaders to join LifeVantage. Red carpet leaders are identified by our independent consultants who facilitate the relationship between the potential red carpet leader and LifeVantage. Our corporate team does not actively engage in recruiting leaders for the red carpet program. We remain optimistic that this program will help drive long term revenue growth for our business. We have increased red carpet leadership enrollments and hope to see improved retention and active independent consultant and customer counts as a result of this program.
Rewards Circle Customer Loyalty Program
In March 2023, we launched Rewards Circle, our first-ever customer loyalty program, in the United States, Australia, New Zealand, and Japan (the "Rewards Circle"). In February 2024, Rewards Circle was expanded to Canada, Europe, and Mexico. Rewards Circle rewards customer loyalty through subscription purchases with credits to redeem on future purchases. The program is focused on customer retention, supporting our independent consultants' efforts to grow and maintain their LifeVantage business.
Our Competitive Advantages
We believe we have a competitive advantage in several key areas:
•Our Sales Compensation: We believe our sales compensation plan engineered for our independent consultants is one of the more financially rewarding plans in the direct selling industry and in line with direct selling industry standards. Our sales compensation plan also enables independent consultants to earn compensation early and often as they sell our products. Some elements of our sales compensation plan are calculated and paid daily to eligible independent consultants and others are calculated and paid weekly or monthly, allowing new independent consultants to receive their sales commissions more quickly. We believe the ease of more frequent sales commission payments helps us attract and then retain new independent consultants by allowing them to receive their commission payments as soon as possible after making qualified product sales. We also offer a variety of incentives to our independent consultants for achieving specified product sales goals. We believe our sales compensation plan provides motivation for our independent consultants to sell our products to customers and share the business opportunity with those entrepreneurs seeking to begin their own sales business. In January 2023, we announced the adoption of a new compensation plan for our independent consultants, which became effective in March 2023, in our United States, Australia, New Zealand

and Japan markets. The new compensation plan is known as our “Evolve Compensation Plan.” In February 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. We plan to roll out this new compensation plan to our remaining markets.
•Our Products: Our focus is on a differentiated approach to health activation through nutrigenomics and the study of how properly formulated and applied nutrition and naturally occurring compounds affect human genes to support good health. We have developed proprietary and exclusive scientifically validated activation products focused on helping individuals look, feel, and perform better. Our products are the Protandim® line of scientifically validated dietary supplements; LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+ and Daily Wellness dietary supplements; PhysIQ Fat Burn and Prebiotic dietary supplements; TrueScience®, our line of skin and hair care products and Liquid Collagen; Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity, and mood. Use of the three Protandim® products together (marketed as the Protandim® Tri-Synergizer) has been shown to produce "activation synergies" greater than using the individual products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns. PhysIQ Fat Burn is a dietary supplement designed to support weight-management. PhysIQ Prebiotic is a dietary supplement designed to support a healthy digestive tract. Our TrueScience® line of skin and hair care products includes TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® TrueTone Perfecting Lotion, TrueScience® TrueProtect Daily Mineral Sunstick SPF 30, TrueScience® Perfecting Lotion, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. It has been shown to have a synergistic effect with Protandim® Nrf2 Synergizer®, helping to break the cellular stress that prevents cells throughout the body from performing optimally. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of nootropic energy drink mixes formulated to promote alertness and support mental performance. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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
•Our Culture: We are committed to creating a culture for our independent consultants, their customers and our employees that focuses on ethical, legal, and transparent business practices. At enrollment, our independent consultants agree to abide by their contract with us, which includes our policies and procedures. These policies and procedures, when followed, are designed to ensure that our independent consultants comply with applicable laws and regulations. Our consultant compliance department monitors the activities of our independent consultants as part of our effort to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal, and transparent culture attracts highly qualified employees and independent consultants who share our commitment to these principles.

•Global Customer Acquisition: Our global customer acquisition program expands the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables independent consultants to leverage customer sales through their international relationships outside of their home countries. The program initially launched in eight markets, many of which subsequently became fully open for business on-the-ground through a growing network of resident independent consultants. We have also entered into key strategic agreements with third parties based in the United States that helps customers ship LifeVantage products purchased in the U.S. throughout the world via their customer personal purchase and importation programs. We also expanded our Auto-Assigned Customer Program, which allows new customers to order directly through www.lifevantage.com without being required to go through an independent consultant on their initial order. At the initial order, new customers have an opportunity to be assigned to independent consultants, who may then benefit from the initial sale commission and are then incentivized to provide future product support and sales to the assigned customer. This program provides customers easier access to our innovative products while providing the opportunity of referrals to our independent consultant force.
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
Taken together, these findings are intriguing because they establish a direct link between metabolism and healthy longevity. When energy intake is normal, the primary role of NAD+ is for energy production. However, when NAD+ levels increase, either due to restricting calories or increasing the cellular production of NAD+, it becomes a signaling molecule to activate sirtuins and other health promoting mechanisms within the cell.
Other Impacts of Aging - Collagen Depletion
Collagen is a protein that serves as a key structural component in various connective tissues throughout the body. There are 28 types of collagens, but Type I represents 80%-90% of all skin collagen in healthy adults. Type I collagen is produced by a type of cell called fibroblasts. From early adulthood, fibroblast cells become less active and collagen production declines by about 1.0-1.5% a year. Studies show that collagen levels reach peak levels in an individual’s late 20’s to early 30’s, followed by a gradual decline that continues with age.
This decline occurs as collagen fibers accumulate damage over time, decreasing their ability to function correctly. The density of the dermis is reduced as well, so it contains less collagen and elastin. The fibers that remain can become disorganized and abnormal in shape in aged skin compared to young and healthy skin. As a result, there is an upregulation of enzymes that break down and recycle collagen, contributing to declining levels. As collagen fibers become damaged and levels start to decline, collagen becomes more fragile and brittle, leading to a weakening of the skin’s structural support. The skin loses volume and firmness, and it starts to thin and wrinkle. Hydration, elasticity, and suppleness of the skin also begin to decline. These changes are characteristic hallmarks associated with the appearance of aging.
In order to holistically address the decline of collagen that impacts structural integrity of both the skin and connective tissue throughout the body, there are three approaches that need to be taken. First, production of new collagen fibers must be activated within the extracellular matrix. Second, the collagen that has been lost must be replenished through supplementation. Third, collagen fibers already present must be maintained through slowing their breakdown or degradation.
Other Factors of Skin Aging
In addition to declines in collagen, other factors impact the appearance of skin as it ages. Such factors, include skin dullness, hyperpigmentation, and under-eye puffiness and dark circles.

•Skin dullness can be caused by a buildup of dead skin and impurities caused by the slowdown of skin cell turnover with age, typically beginning in the 30s and early 40s.
•Hyperpigmentation is caused by excess melanin that can be triggered by factors like sun, pollution, stress, and hormones. Increased tyrosinase and signaling molecules like IL-6 and IL-8 from these factors ultimately lead to an increase of melanin and the appearance of age spots or uneven skin tone.
•Under-eye dark circles are caused by excess blood vessels under the eye that are more easily visible due to collagen decline and resulting skin thinning under the eye, as well as an increase in vasculature under the eye (angiogenesis triggered by binding of VEGF (vascular endothelial growth factor) on its receptor at the surface of blood vessels).
•Under-eye puffiness and bags are caused by fat accumulation from weakening tissues around the eye.
All these factors lead to an aging appearance.
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically validated products under the LifeVantage®, Protandim®, TrueScience®, Petandim®, AXIO®, and PhysIQ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing, and evaluating new products that are consistent with our commitment to provide quality, scientifically validated products that activate and empower the body’s ability to work better. Through our lens of activation and nutrigenomics, we will explore what categories of products and benefits to target and research new ingredients and combinations thereof to develop new products. As we expand, we intend to build on our foundation of activation and nutrigenomics with products that either activate or support the activation of gene or cell pathways targeting specific benefit areas, provide real results, and are an essential and enjoyable part of everyday life. We also intend to continue exploring the synergies of our products to determine what, if any, enhanced or new benefits appear when multiple products are combined as well as ways to expand our product delivery systems. We remain committed to helping people look and feel healthy and vibrant at any age by combating sources of premature aging or declining health.
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
Protandim® NAD Synergizer®
Protandim® NAD Synergizer® is a dietary supplement which was specifically formulated to target the biochemical pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide) and has been shown to double sirtuin activity in just 24 hours. Sirtuin activity naturally declines by as much as 60 percent as humans age. Research has long shown that sirtuin activity can be increased by as much as 94 percent through drastic caloric restriction. Sirtuin activity has been linked to multiple health benefits. In addition to being responsible for cellular autophagy (cellular cleanup and renewal process), sirtuins help improve mental focus and concentration, support positive mood and motivation, boost mental and physical energy, aid in maintaining cholesterol levels already in a healthy range, support a healthy vascular system, and promote healthy longevity. A study on the active ingredients in NAD Synergizer® also demonstrated a significant increase in NAD+ associated metabolites.
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
LifeVantage® IC Bright®
LifeVantage® IC Bright® combines macular carotenoids with vitamins and key ingredients that effectively support eye and brain health. It helps reduce eye fatigue and strain from use of digital devices, helps promote healthy levels of essential proteins for the brain, and may help support normal sleep patterns, which can be disrupted by blue light exposure.
LifeVantage® Daily Wellness
LifeVantage® Daily Wellness is a dietary supplement designed to strengthen immune health by supporting and balancing the three essential roles of the immune system: barrier, innate and adaptive.
LifeVantage® Rise AM& Reset PM System®
LifeVantage® Rise AM & Reset PM System® is an intelligent approach to a multivitamin that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time. Timewise Nutrient Delivery™ was developed in combination with experts in biochemistry, biophysics, and molecular biology and results in nutrition that allows your body to stay in sync with its natural rhythms, delivering energy and focus for a productive day and helping to calm the mind and body at night.
LifeVantage® D3+
LifeVantage® D3+ is a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health.
PhysIQ Fat Burn
PhysIQ Fat Burn is a supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.
PhysIQ Prebiotic
PhysIQ Prebiotic is a dietary supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.

TrueScience® Skin Care
Our line of activated anti-aging skin care products under our TrueScience® brand, consists of:
•TrueScience® Liquid Collagen: our first digestible liquid supplement in fully recyclable glass bottles that activates, replenishes, and maintains the body’s production of collagen on the cellular level to support skin firmness and elasticity for healthy, glowing skin.
•TrueScience® TrueRenew Daily Firming Complex: a high-performance cosmetic retinol alternative that targets 11 visible signs of aging, providing a more youthful and vibrant complexion in as little as three weeks—with continued enhancements at six weeks.
•TrueScience® TrueClean Refining Cleanser: a rich 2-in-1 facial cleanser that cleanses and exfoliates leaving skin clean, soft, and smooth without making it feel tight or dry.
•TrueScience® TrueLift Illuminating Eye Cream: a silky-smooth formula that targets dark circles and visibly lifts to reveal revitalized eyes. TrueLift supports the skin to improve seven visible signs of aging around the eyes, including dark circles, under eye bags, puffiness, fine lines, wrinkles, sagging eyelids, and crow’s feet.
•TrueScience® TrueHydrate Brightening Moisturizer: a moisturizing cream that provides hydration equivalent to two weeks’ use of hyaluronic acid, enhanced brightness in seven days and a more even skin tone and visibly faded age spots with continued use.
•TrueScience® TrueProtect Daily Mineral Sunstick SPF 30: A broad-spectrum mineral sunscreen that addresses the appearance of sun-induced hyperpigmentation and wrinkles as it protects against future damage for younger-looking, radiant skin.
•TrueScience® TrueTone Perfecting Lotion (Japan market only): a toning lotion developed to meet the needs and concerns of Japanese skin care consumers that moisturizes the skin while minimizing the appearance of pores.
•TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant, and brighter looking skin.
•TrueScience® Hand Cream: a cream formulated with Nrf2 ingredients to moisturize skin and decrease the visible signs of premature aging on the hands.
Our TrueScience® Activated Skin Care Collection includes the following products in a TSA-compliant set: TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, and TrueHydrate Brightening Moisturizer. The system varies slightly in some markets and additional products such as TrueScience® TrueProtect Daily Mineral Sunstick SPF 30 and TrueScience® Perfecting Lotion are available outside of the Collection.
We received two composition patents related to our LifeVantage TrueScience® skin care products, which were tested in an independent third-party clinical study and shown to reduce the visible signs of aging by utilizing Nrf2 technology to mitigate the visible effects of skin damage caused by oxidative stress. We also filed a U.S. Patent application in fiscal year 2023 which, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when used together. Our TrueScience® skin care products leverage our research on Nrf2 activation and oxidative stress in combination with other clinically tested activating ingredients that work multi-mechanistically to target skin concerns at the source through activation.
TrueScience® TrueRenew Daily Firming Complex was also validated through a third-party clinical trial. Starting at three weeks and continuing over six weeks, subjects experienced significant improvements in 11 visible signs of aging.
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

Petandim®
Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Petandim® builds upon the active ingredients in Protandim® Nrf2 Synergizer® to reduce oxidative stress and support joint function, mobility and flexibility in dogs. Petandim® received the Quality Seal from the National Animal Supplement Council ("NASC").
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
In fiscal year 2024, our stack strategy evolved with a focus on the brand message of Activation with three stacks that tell the unique LifeVantage Activation story from an inside-out approach. This builds upon the synergistic benefits that were demonstrated in fiscal year 2023 with our Healthy Glow Essentials stack. The Inside-Out Activation Duo features Nrf2 Synergizer® and TrueScience® TrueRenew Daily Firming Complex. This duo activates antioxidants for good health on the inside and a cleaner, kinder retinol alternative for skin that looks and feels healthy and youthful on the outside. The LifeVantage Activation Essentials Stack contains Nrf2 Synergizer®,TrueScience® Liquid Collagen, and TrueScience® TrueRenew Daily Firming Complex. This top-selling trio that boosts your inner wellness while giving you visibly smoother, more youthful skin. Finally, our Healthy Glow + Activated Skin Care Collection contains Nrf2 Synergizer®, TrueScience® Liquid Collagen, and the full Activated Skin Care Collection. This selection of products complement one another with inner Activation power and external benefits you can see and feel.
We continue to offer other popular packs such as the Vitality Stack (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio), the Ultimate Stack (Vitality Stack + Protandim® NAD Synergizer® and PhysIQ Prebiotic), the Protandim® Tri-Synergizer™ (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®).
Distribution of Products
We believe our products are well suited for independent consultant to customer sales through our direct selling model. This model allows our independent consultants to educate our customers regarding the benefits of our unique products more thoroughly than other business models. Our direct selling model also allows our independent consultants to offer personalized customer service to our customers and encourage regular use of our products.
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
While we provide product development, shipping and logistics support, brochures, magazines, a website, the LifeVantage app and other sales and marketing materials, independent consultants are primarily responsible for their sales to customers and for attracting, enrolling, and educating new independent consultants about the benefits of our products and sales compensation plan. An independent consultant creates multiple levels of compensation by selling our products and enrolling new independent consultants who sell our products. These newly enrolled independent consultants form a “downline” or “group” for the independent consultant who enrolled them. If downline independent consultants enroll new independent consultants or customers who purchase our products, they create additional levels of compensation, and their downline independent consultants remain in the same downline network as the original enrolling independent consultant We pay commissions only upon the sale of our products. We do not pay commissions for enrolling independent consultants.
We define “active independent consultants” as those independent consultants who have purchased product from us for retail sales or personal consumption during the prior three months. We had approximately 49,000 and 54,000 active independent consultants as of each of the fiscal years ended June 30, 2024 and 2023, respectively.
Independent Consultant Compensation
In February 2024, we launched the Evolve Compensation Plan for our independent consultants in our Mexico, Canada, and European markets, which continued our roll out of the new Evolve Compensation Plan. In March 2023, we launched the Evolve Compensation Plan for our independent consultants in our United States, Australia, New Zealand and Japan markets. We plan to roll out this new compensation plan to our remaining markets.
We believe our sales compensation plan is one of the more financially rewarding in the direct selling industry and in line with direct selling industry standards. Some elements of our sales compensation plan are paid daily, to eligible independent consultants, and others are paid weekly or monthly. We believe this gives us a competitive advantage and helps retain new independent consultants by allowing them to receive some sales commissions in a more timely manner from their sales efforts. Our sales compensation plan is intended to appeal to a broad cross-section of people, including those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Through the Evolve Compensation Plan our independent consultants earn bonuses specifically for the sale of products to customers and by growing a customer subscription-based business, creating greater opportunities for independent consultants who are not interested in enrolling other consultants to sell products. Our independent consultants earn sales commissions on product sales to their personally enrolled customers and independent consultants and the product sales to customers and independent consultants within their sales organization, or "downline." Our independent consultants can also earn money by purchasing product from us and selling that product to others at their chosen retail price. We pay sales commissions in the local currency of the independent consultant’s home country.
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
•Consultant Communications Hub: A consultant-specific website that has all the latest details on promotions, product launches, and onboarding to help each consultant build a LifeVantage business. Since the launch in October 2023, this site has been widely adopted as a centralized resource for our independent consultants.
•Momentum Academy, Global Convention, and other Company-Sponsored Training: We hold regularly occurring live and virtual company-sponsored events intended to provide sales training and motivation to our independent consultants, in addition to twice-weekly virtual consultant trainings.
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
•Online Social Media Groups: Through the use of social media platforms, we host online groups to support the success of our independent consultants. Important announcements, weekly trainings, calls, and documentation are also shared through our social media groups to provide our independent consultants many opportunities to find the training and support.
•Corporate Support Team: The LifeVantage contact center, VIP Lines, and sales support team are designed to provide support, motivation, training, and resources to our independent consultants through their business journey. As independent consultants advance through the titles in our consultant path, they continue to receive more personalized support.
We continue to evaluate new ways in which to incorporate new technology and sales training opportunities to improve consultant product sales.
Independent Consultant Compliance Activities
Given that our independent consultants are independent contractors, we do not control or direct their promotional efforts. We do, however, require that our independent consultants abide by policies and procedures that require them to act in an ethical manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association ("US DSA") and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry's code of ethics.
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
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2024 and 2023, we had approximately 79,000 and 89,000 active customers, respectively.
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
We currently outsource the manufacture of our products to multiple third-party contract manufacturers. Our contract manufacturers have a legal obligation to comply with the current Good Manufacturing Practices ("GMP") regulations that are applicable to those who manufacture, package, label and hold dietary supplements and personal care products. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution to consumers. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and prepare for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders. We also have a Vendor Code of Conduct that we expect our contract manufacturers and/or vendors to adhere to. This Vendor Code of Conduct requires contract manufacturers and vendors to abide by certain human rights, labor rights, protection of the environment and fight against corruption standards outlined under the United Nations Global Compact.
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
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In addition, we sold our products in China through our approved e-commerce business model until March 2023, at which time we closed our e-commerce business in China. In fiscal year 2024, revenue generated in the United States accounted for approximately 73% of our total revenue and revenue generated from Japan accounted for approximately 13% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific and Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2024		2023
Americas	$152,907	76.4%	$155,361	72.8%
Asia/Pacific & Europe	47,257	23.6%	58,037	27.2%
Total	$200,164	100.0%	$213,398	100.0%

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
Intellectual Property
We use commercially reasonable efforts to protect our intellectual property through patent protection, trademarks, and trade secrets, licensed rights, and contractual protections, and intend to continue to develop a strong brand identity for our company and our products.
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
Dietary Supplement Market
We compete with other companies that sell dietary supplements. We believe the dietary supplement market is highly fragmented and competitive. We believe competition in the dietary supplement market is based primarily on quality, price, efficacy, brand name, and recognition of product benefits. In the dietary supplement industry, our competition includes numerous nutritional supplement companies, pharmaceutical companies and packaged food and beverage companies. Many of these companies have broader product lines, larger sales volumes, and greater financial resources than we do. Additionally, some of these companies are able to compete more effectively due to greater vertical integration. Increased competition in the dietary supplement market could have a material adverse effect on our results of operations and financial condition.

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
Probiotic Products
There are many companies that market probiotic supplements, and we anticipate additional companies will likely continue to develop products that compete with our LifeVantage® ProBio supplement.
Eye Health and Vitamin Products
There are many companies that market eye health and other vitamin/mineral supplements and we anticipate additional companies will likely continue to develop products that are competitive with our IC Bright®, LifeVantage® Daily Wellness, LifeVantage® Rise AM & Reset PM System™, and LifeVantage® D3+.
Personal Skin Care Market
In the personal skin care market, we compete principally with large, well-known cosmetics companies that manufacture and sell broad product lines through retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based, Nrf2 formulas in our personal care products. We also now compete in the growing global liquid collagen market and believe we can compete with our triple-action formula that has been shown to deliver visible results in only 30 days as it activates, replenishes, and maintains collagen levels. Our TrueScience® Liquid Collagen product is a unique blend featuring sustainably sourced, hydrolyzed fish collagen that delivers 10 different types of peptides–significantly more than most competitive products–plus a unique red quinoa extract that has been shown to up regulate genes associated with collagen production and down regulate those that produce enzymes that break down collagen.
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
FDA Regulations and DSHEA
We market our Protandim® products as “dietary supplements” as defined in the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Petandim®. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.
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
Our Petandim® product follows the labeling rules of the NASC of which LifeVantage is a member. Under the NASC rules, Petandim® is classified as a dosage form animal health product.

While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our customers/consumers, investors, independent consultants, vendors, and employees. Warning letters also often spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief. There were no open letters from the FDA to us as of June 30, 2024.
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
The National Advertising Division (“NAD”), of the national Better Business Bureau, a non-governmental not-for-profit organization through its Advertising Self-Regulatory Council, is also actively engaged in conducting investigations, called inquiries, which are focused on determining whether the requisite claim substantiation standard exists for advertising claims, including specific structure-function claims. Although the results of each inquiry or proceeding are not binding on the recipient, they are posted on NAD’s website, and the NAD often refers cases to the FTC, if the advertisers do not agree to modify their advertising in conformance with the NAD decision. We have been the subject of a NAD proceeding in 2008 and 2009, which was concluded in 2009.
In January 2019, the Direct Selling Self-Regulatory Council (“DSSRC”) was introduced. This program monitors the entire direct selling channel—including the US DSA member companies and non-members. The DSSRC provides impartial monitoring, enforcement, and dispute resolution regarding product claims or income representations (including lifestyle claims) disseminated by direct selling companies and their sales force members (consultants). The failure of a company to resolve DSSRC complaints will ultimately result in the DSSRC reporting the matter to the FTC, which may or may not pursue enforcement action in any given case. There were no open letters from the FTC to us as of June 30, 2024.
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
International Regulations
In addition to the regulations applicable to our activities in the United States, all other markets in which we operate our business regulate our products under a variety of statutory and regulatory schemes. We typically market our Protandim® line of products in international markets as foods, health foods or dietary supplements under applicable regulatory regimes. However, because of varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” or equivalent in other markets. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product through our independent consultants because of pre-marketing approval requirements and strict regulations applicable to drug and pharmaceutical products. In Japan, for example, ashwagandha was determined to be inappropriate for inclusion in food products. Ashwagandha is one of the ingredients in Protandim® Nrf2 Synergizer®. While we disagree with the assessment of ashwagandha by Japanese regulatory authorities, we are restricted from selling a formulation of Protandim® Nrf2 Synergizer® that contains ashwagandha in Japan. As such, we reformulated Protandim® Nrf2 Synergizer® for the Japan market to exclude ashwagandha and include black pepper extract. This reformulated Protandim® Nrf2 Synergizer® was introduced in Japan in fiscal year 2013.
Similarly, our other markets outside the United States regulate advertising and product claims regarding the efficacy of our products and require adequate substantiation of claims. As such, we are unable to claim that any of our products will diagnose, cure, mitigate, treat, or prevent diseases. For example, in Japan, Protandim® Nrf2 Synergizer® is considered a food product, which significantly limits our ability to make claims regarding the product. If marketing materials make claims that exceed the scope of allowed claims for dietary supplements, regulatory authorities could deem our products to be unapproved drugs and we could experience substantial harm.
Our business model is also subject to regulatory frameworks that may limit or significantly alter the way business is done in foreign markets vis-à-vis the United States. For example, our marketing of products or business opportunity as a consultant in the United Kingdom differs significantly from marketing to United States customers and independent consultants. Consequently, we may experience additional costs and delays in entering or continuing to do business in foreign markets in order to comply with local regulations.
Potential FDA and Other Regulation
We could become subject to additional laws or regulations administered by the FDA, FTC, or other federal, state, local or international regulatory authorities, to the repeal or amendment of laws or regulations that we consider favorable, such as

DSHEA, or to more stringent interpretations of current laws or regulations. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In recent years, there also has been increased pressure in the United States to further regulate cosmetics. In general, the regulatory environment is becoming more complex with increasingly strict regulations.
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
Employees
As of June 30, 2024, we had 222 employees, 217 of which were full-time employees. As of June 30, 2024, 167 of our employees were based in the United States, 23 were based in Japan and a total of 32 were based in the Philippines, Thailand, Taiwan, Mexico, Australia, Singapore, Europe, and Canada. We do not include our independent consultants in our number of employees because our independent consultants are independent contractors and not employees. We outsource our manufacturing, warehousing and shipping operations.
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
Employees: We believe that our employees are an essential asset. We have a dedicated team of professionals that support our customers and independent consultants, work to generate long-term value for our stockholders and contribute to the broader public through charitable programs, including LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world ("LifeVantage Legacy"). In turn, we offer competitive compensation and guide employees to focus on the long-term goals of our stockholders and independent consultants. We have received many ‘best place to work’ awards over the years, most recently being named as "Utah Top Workplaces" by the Salt Lake Tribune for the second year and "Top Places to Work in the Wellness Industry."
Environment: We are committed to reducing our impact on the environment and creating awareness about sustainability. We strive to improve our environmental footprint over time and to initiate additional projects and activities that will further reduce our impact on the environment. Our commitment to the environment extends to our customers, our independent consultants, our employees, and the global communities in which we operate. We comply with applicable environmental regulations and strive to prevent pollution whenever possible. We are increasing our efforts to train our employees and independent consultants on our environmental program and empower them to contribute and participate. We are committed to continually improving over time by striving to measure our environmental impacts and by setting goals to reduce these impacts each year. Some examples of our efforts include:
•Launching a revamped TrueScience® Activated Skin Care Collection using only clean ingredients that also score low on the Think Dirty scale;
•Using more easily recycled packaging in the relaunch of our TrueScience® Activated Skin Care Collection;
•Abiding by our environmental policy using the feedback from our stakeholders to help formalize our focus on sustainability;
•Using environmental auditing in our selection process for new partners;
•Switching to more easily recyclable bottles and cartons for product packaging, including replacing plastic bags with paper cartons for our energy drink products and using a fully recyclable glass bottle and cap for our TrueScience® Liquid Collagen product line;
•Sourcing shipping boxes made from Sustainable Forestry Initiative certified corrugate material;
•Redesigning our shipping boxes to reduce the amount of waste created;

•Changing our shipping process to leverage lower CO2 emissions by 50%;
•Creating sharable videos that our independent consultants can use when discussing our sustainability efforts;
•Focusing on working with fish oil suppliers and fisheries who are Marine Stewardship Council certified; and
•Joining the Roundtable on Sustainable Palm Oil to support sustainable sources of Palm Oil.
Social/Community: We believe that our legacy is not the past, it is the future we create. This belief informed our effort to sponsor the formation of LifeVantage Legacy. LifeVantage Legacy helps the leaders of tomorrow by touching a million lives across the world today. From simply helping a child in need to supporting initiatives that uplift entire communities, our goal is simple - give future generations the support and resources they need to live happier, healthier lives one child at a time. One of the best parts of LifeVantage is our commitment to leaving places better than we found them. Some examples of our efforts include:
•Hosting home building trips over the holidays with our independent consultants and their families in Puerto Penasco, Mexico, where we have built over 30 homes for families in need over the past several years;
•Partnering with local refugee foundations to provide help to repair fences, provide habitat upkeep, as well as helped procure needed items for kids and cleaning supplies for people's homes;
•Hosting Company-sponsored incentive trip where attendees gave back to the local communities, like creating over 1,000 school kits for the local community to aid immigrant children and their families in attending school and after-school education during a recent Company-sponsored trip to Punta Cana;
•Formalizing our auditing and commitment to align internationally with human rights philosophies in how we conduct business through our human rights policy and vendor code of conduct, including auditing our key partners each year to ensure we are partnering with those who share our values;
•Measuring our employees' engagement levels, requesting anonymous feedback during the fiscal year, and implementing changes to address their feedback; and
•Hosting monthly all hands staff meetings to ensure our employees feel informed and aligned on our priorities and to encourage transparent communication.
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
The reports filed with the SEC, by us and by our officers, directors, and significant stockholders are available for review on the SEC’s website at www.sec.gov. Such reports are also available free of charge through the investor relations section of our website at www.lifevantage.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.
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

Risks Relating to Our Business and Industry
An inability to properly motivate and incentivize sales from our independent consultants could harm our business.
Motivating our independent consultants and providing them with appropriate sales resources, including technology, tools, and training, are important to the growth and success of our business. We have faced, and may continue to face, challenges in motivating and incentivizing our independent consultants. In addition, actions we take from time to time to enforce our policies and procedures, may cause discord among some of our independent consultants. The loss of key independent consultants due to various factors including, but not limited to, voluntary termination or involuntary termination or suspension resulting from non-compliance with our policies and procedures, could distract our independent consultants and disrupt our business. For example, in the past, we have experienced discord among our leading independent consultants. If we fail to properly respond to any discord among our leading independent consultants in the United States and other markets, we could lose additional leaders, including to competing direct selling companies, which could have a significant negative impact on our revenue. Further, from time to time, we are involved in legal proceedings with former independent consultants. Such legal proceedings can be a distraction to our active independent consultants and can be expensive, time-consuming and cause a disruption to our business. Our inability to properly respond to these and other distractions may have a negative impact on our business.
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
Our independent consultants are independent contractors and, accordingly, we are not in a position to directly provide the same oversight, direction and motivation as we would if they were our employees. As a result, there can be no assurance that our independent consultants will comply with applicable laws or regulations or our independent consultant policies and procedures, participate in our marketing strategies or plans, or accept our introduction of new products. Despite their independent contractor status, activities by our independent consultants that allegedly violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business. Our independent consultants agree to abide by our policies and procedures which are designed to ensure our independent consultants will comply with legal requirements. We have a consultant compliance department that addresses violations of our independent consultants when they become known to us. However, given the size of our independent consultant network, we experience problems with independent consultants violating our policies and procedures from time to time and are not always able to discover or remedy such violations.
One of our most significant areas of risk with respect to independent consultant activities relates to improper product claims and claims regarding the consultant business opportunity of being an independent consultant. Any determination by the FDA, FTC, any state agency, or other similar governmental agency outside the United States that we or our independent consultants are not in compliance with applicable laws could materially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent consultants and attract customers or lead to consumer lawsuits against us. When we experience growth in the number of our independent consultants, we have seen an increase in sales aids and promotional material being produced by independent consultants and/or consultant groups in some markets. This places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product, marketing, or business opportunity claims in violation of our policies and applicable regulations.
Because we have expanded into foreign countries, our policies and procedures for our independent consultants differ slightly in some countries due to the different legal requirements of each country in which we do business. In addition, as we have expanded internationally, some of our independent consultants have carried or shipped our products into countries in which such products are not registered or that otherwise impose stringent restrictions on our direct selling model. While we have taken steps to stop or restrict these sales from occurring, including through our independent consultant policies and procedures, it can be difficult to enforce these policies and procedures because of the large number of independent consultants and their independent status. If relevant regulatory authorities determined that any such independent consultant activities are not compliant with all regulatory requirements, we could be subject to related fines, penalties, and other assessments or negative publicity, any of which could have an adverse impact on our business. In addition, violations by our independent consultants of our policies and procedures could reflect negatively on our products and operations and harm our business reputation. Further, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent consultants. In the past, some of our independent consultants have been investigated by government agencies for conduct alleged to have violated the law and our policies. This type of investigation can have an adverse effect on us even if we are not involved in the independent consultant’s activities.
We may be adversely affected by changes to our independent consultant compensation plans.
We modify our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business-related considerations. In fiscal year 2023, we launched our new Evolve Compensation Plan for our independent consultants in the United States, Australia, New Zealand, and Japan. Following that launch, in fiscal year 2024, we launched our new Evolve Compensation Plan for our independent consultants in Canada, Mexico Europe, with plans to roll out the new compensation plan to our remaining markets in the future. It is difficult to predict how such changes will be viewed by our independent consultants and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition. In addition, if regulatory agencies such as the FTC or judicial cases lead to new industry standards or rules, our business could be impacted, and we may need to amend our compensation plan. If we are required to make changes, or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.
We primarily depend on a few products for a majority of our revenue.
Although we generate revenue through the sale of other products, we primarily rely on our Protandim® and TrueScience® product lines for a majority of our revenue, which collectively represent approximately 80.1% of our total revenue. We do not currently have a diversified portfolio of other products that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale, or distribution of these product lines. As such, any adverse impact we experience with respect to these two product lines could result in an impact to our overall revenue. For example, if we are unable to sustain or increase the price or sales levels for the Protandim® and TrueScience® product lines, our business could be harmed.

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
Raw materials account for a significant portion of our manufacturing costs, and we rely on third-party suppliers to provide raw materials. Suppliers may be unable or unwilling to provide the raw materials our manufacturers need in the quantities requested, at a price we are willing to pay, or that meet our quality standards. We are also subject to potential delays in the delivery of raw materials caused by events beyond our control, including labor disputes, transportation interruptions and changes in government regulations. Our business could be adversely affected if we are unable to obtain a reliable source of any of the raw materials used in the manufacturing of our products that meets our quality standards. Additionally, if demand for our products exceeds our forecasts, we may have difficulties in obtaining additional raw materials in time to meet the excess demand. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands.
Disruptions to or significantly increased costs associated with transportation and other distribution channels for our products may adversely affect our margins and profitability.
We generally rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand.
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
Many of the markets in which we compete for business, including the dietary supplement and personal care markets, are highly competitive. We may not be able to compete effectively, which may have a material adverse effect on our results of operations and financial condition.
Many of the markets in which we compete for business, including the dietary supplement and personal care markets, are large, highly competitive, and fragmented. Our flagship product line, Protandim®, and our TrueScience® Liquid Collagen compete in the dietary supplements market and our TrueScience® Skin Care Collection competes in the personal care market. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution, and marketing capabilities than we do. We believe some of these competitors with greater resources may develop and release products that will compete directly with the Protandim® product line or the TrueScience® product line and will be marketed as activation products. One or more of these products could significantly reduce the demand for the Protandim® or TrueScience® product lines and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements and personal care products, we may have difficulty differentiating our products from our competitors’ products and competing products entering the dietary supplements and personal care markets could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Unfavorable publicity could materially harm our business.
We are highly dependent upon consumers' perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past, we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press, and other means to publish criticism of the industry, our company, our products, and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company's stock price decreases. One such company was targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company's direct selling model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
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
Actions of activist stockholders have, and could continue to, impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating for corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. Responding to proxy contests and other actions by activist stockholders, including related litigation, has been and can be costly and time consuming, disrupt our operations and divert the attention of our board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. For example, in August 2023, we received notice from a stockholder, Bradley L. Radoff, of his intent to nominate three directors for election at our fiscal year 2024 annual meeting of stockholders. We and Mr. Radoff communicated throughout the proxy contest, but could not reach an agreement in connection with Mr. Radoff's nomination. At our fiscal year 2024 annual meeting of stockholders, our stockholders elected the incumbent directors as the directors of our board, each to hold office until our fiscal year 2025 annual meeting of stockholders or until his or her respective successor is elected and qualified. On February 14, 2024, we entered into a cooperation agreement with Mr. Radoff and other relevant persons and entities (the "Cooperation Agreement"). Pursuant to the Cooperation Agreement, we increased the size of our board by one seat, appointed Mr. Dayton Judd to our board, and agreed to other terms and customary standstill provisions. The amount of time, attention, and resources that were required of our Company, board, and executive leadership team to address the proxy contest-related measures were substantial, and the residual impact on the Company's business and financial performance is uncertain.
Additionally, perceived uncertainties as to our future direction as a result of future stockholder activism or further changes to the composition of our board may lead to the perception of a change in the direction of our business, instability or lack of continuity. These uncertainties may be more acute or heightened when an activist seeks to change a majority of the board or ultimately desires to acquire the company. If individuals are elected to our board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. Additionally, actions by activist stockholders may be exploited by our competitors, cause concern to our current or potential independent consultants and customers, make it more difficult to attract and retain qualified personnel and may create adverse uncertainty for our employees. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. It is possible that we could become engaged in future proxy contests with other activist stockholders, which could adversely affect our results of operations and financial condition.
The loss of or inability to attract key personnel could negatively impact our business.
Our future performance will depend, in part, upon our ability to attract, retain, and motivate our executive and senior management team and scientific staff. Our success depends to a significant extent both upon the continued services of our current executive and senior management team and scientific staff, as well as our ability to attract, hire, motivate, and retain additional qualified management and scientific staff in the future. Specifically, competition for executive and senior staff in the direct selling and dietary supplement markets is intense, and our operations could be adversely affected if we cannot attract and retain qualified personnel. Additionally, former members of our executive and senior management team have in the past, and could in the future, join or form companies that compete against us in the direct selling industry.
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
We are subject to risks related to a Global Not For Resale Program.
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
Risks Relating to Our Company
We are subject to evolving laws, policies, and contractual obligations related to data privacy and security, including cybersecurity, and our actual or perceived failure to comply with such obligations or perceived failure to maintain the integrity of our data could expose us to data loss or litigation, harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition, and operating results.
We collect and retain large volumes of data relating to our business and from our customers, independent consultants and employees for business purposes, including for transactional and promotional purposes, and our various IT systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business.
We are subject to or affected by a number of national, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. We are also subject to requirements imposed by the payment card industry. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a time-intensive and costly process, and we may be required to put in place additional processes to comply with existing and evolving laws and regulations and new laws and regulations as we expand our operations. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security breach or incident. Such mandatory disclosures can be costly and could lead to negative publicity, penalties, fines, litigation, and other proceedings or cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach or incident. We may not be able to monitor and react to all developments in a timely manner. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses.
Many jurisdictions outside of the United States are considering or have enacted similar or more stringent legislation providing for local storage of data or otherwise imposing privacy, data protection, and data security obligations in connection with the collection, use, and other processing of personal data. Further, the global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. As our international presence expands, we may become subject to additional obligations under laws and regulations in countries outside the United States, such as, for example, the European Union’s General Data Protection Regulation (“GDPR”), legislation in other countries implementing the GDPR or similar versions of the GDPR. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business prospects, results of operations, and financial condition.
Despite the security measures we have in place to comply with applicable laws and rules and to protect our security and information systems, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures will be fully implemented, complied with, or effective in protecting our systems and information Further, our vendors and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human errors or other similar events. While we have agreements requiring our third-party service providers to use best practices for data security, we have no operational control over them. Because such attacks are increasing in sophistication and change frequently in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer virus, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We may not be successful in expanding our operations.
We may not be successful in expanding our operations. Although we have been selling our products through our direct selling network since fiscal year 2009, we still may have limited insight into trends, disruptions and other factors that may emerge and affect our business. For example, a widespread pandemic, such as the COVID-19 pandemic, and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, may adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers and suppliers globally. Such adverse impacts on our supply chain could limit our ability to sell our products on a timely and cost-effective basis, which could adversely affect our business and results of operations.
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
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2024, we generated approximately 27% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets and grow our existing markets. In some international markets, we have experienced difficulties which have resulted in adverse consequences to our business, including declining revenue in some markets and occasional disruption to our business with supply chain and logistics delays in delivering product to certain markets in a timely manner. Our business and financial results may be also negatively impacted if a particular market or new business model is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
Although our product launch process may vary by market, we generally introduce new products to our customers and independent consultants through live events or cyber launches, limited-time offers and promotions. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher-than-normal increase in sales revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our independent consultants and their customers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.
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
We rely on our IT systems to manage numerous aspects of our business, and a disruption in these systems, including as a result of cybersecurity incidents, could adversely affect our business.
We depend on our IT systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent consultant sales compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems, including as a result of cybersecurity incidents, could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent consultants and their customers.
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.
In March 2016, we entered into a loan agreement, which was subsequently amended in May 2018, February 2019, April 2021, and September 2022, that provided for a credit facility consisting of a revolving loan facility in an aggregate principal amount not to exceed $5.0 million (the "2016 Credit Facility"). On March 31, 2024, the 2016 Credit Facility reached its maturity date and was terminated. As of March 31, 2024, there was no outstanding balance on the 2016 Credit Facility.
On April 12, 2024, we entered into a new loan agreement, which provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the "2024 Credit Facility"). As of June 30, 2024, there is no outstanding balance on the 2024 Credit Facility.

The principal amount of any borrowings under the 2024 Credit Facility is repayable, if drawn, on the maturity date of the facility (April 12, 2027). Interest will accrue on outstanding loans, payable monthly. We expect to generate the cash necessary to pay any future principal and interest on the 2024 Credit Facility, if any, from our cash flows provided by operating activities. However, our ability to meet our debt service obligations will depend on our future performance, which may be affected by financial, business, economic, demographic, and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money, or raise cash through the sale of equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money, or raise cash through the sale of equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.
The 2024 Credit Facility is secured by a lien on substantially all of our assets, and the assets of Lifeline Nutraceuticals, and by a pledge of membership interests of our subsidiaries, and contains customary covenants, both affirmative and negative covenants, that, among other things, restrict our ability to deal with our assets outside of the ordinary course, incur or guarantee additional indebtedness, grant liens on our assets, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, and enter into consolidations, mergers or other combinations. The 2024 Credit Facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and comply with certain informational requirements in order to borrow under the revolving loan facility, if needed. Our ability to comply with these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. A breach of any of the representations, covenants (including compliance with financial ratios), or other restrictions imposed by the 2024 Credit Facility may result in a default or an event of default giving rise to lender's remedies thereunder, which could result in the lender declaring any portion or all amounts of principal, interest and other related costs and expenses outstanding under the 2024 Credit Facility to be immediately due and payable or limit our ability to draw on the revolving loan facility. Our assets may not be sufficient to repay the indebtedness if the lender accelerates our repayment of the indebtedness under the 2024 Credit Facility. In such circumstances, the lender's remedies would include the ability to foreclose on the collateral securing the loan. We were in compliance with all of the 2024 Credit Facility covenants at the end of fiscal year 2024.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
Global economic conditions continue to be challenging and unpredictable. A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent consultants, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit, and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to customers and independent consultants are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenue is generated in Japan, strengthening of the U.S. Dollar versus the Japanese yen has had and, in the future, could have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
We may be negatively impacted by conflicts with, or disruptions caused or faced by, third party importers, as well as conflicts between such importers and local governments or regulatory agencies. We are required to obtain import licenses in order to sell our products to consumers in countries outside the United States. Our inability to obtain and maintain import licenses could cause delays or disruptions to our business and financial condition. Our operations in some markets also may be adversely affected by political, economic, and social instability in foreign countries.
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
•our rate of progress in developing, launching, and selling our current products and any new products we pursue;
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
We may seek required funding through issuances of equity or convertible debt securities or entering into additional loan facilities. Each of the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. Our 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interest, including incurring additional indebtedness without the prior written consent of the lender under the credit facility.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Regulatory, Compliance, and Legal Matters
Our business is subject to strict government regulations.
The manufacturing, packaging, labeling, advertising, sale, and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture (the "U.S. DOA"). These activities are also regulated by various state, local, and international laws, and agencies of the states, localities, and countries in which our products are sold. For instance, the FDA regulates, among other things, the ingredients, composition, manufacture, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use) and cosmetic products. We and our suppliers must comply with FDA regulations with respect to current GMP, which require good manufacturing processes, including ingredient identification, manufacturing controls and record keeping. If our third-party suppliers or vendors are not able to comply with these regulations, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Complying with applicable legislation could also raise our costs and negatively impact our business. In addition, government regulations may prevent or delay the introduction of our products or require us to reformulate our products or change the claims we make about them, which could result in lost revenue, increased costs, and delayed expansion into new international markets.
The FDA may determine that a particular dietary supplement or ingredient or a particular cosmetic product is adulterated or misbranded or both and may determine that a particular claim or statement of nutritional support that we make to support the marketing of a dietary supplement is an impermissible drug claim or is an unauthorized version of a “health claim,” or that a particular benefit claim that we make to support the marketing of a cosmetic product is an impermissible drug claim. The FDA, the FTC, or state attorneys general may also determine that a particular claim we make for our products is not substantiated. Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA or other regulators could prevent us from marketing that particular dietary supplement product or cosmetic product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenue from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
We may receive a warning letter from the FDA if it believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. FDA warning letters are available to the public on the FDA’s website. That information could negatively affect our relationships with our customers, investors, independent consultants, vendors, employees, and consumers. Warning letters may also spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief.
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
In December 2022, Congress passed the Modernization of Cosmetics Regulation Act, which added significant new requirements for cosmetic products marketed in the United States. For example, we now have to register cosmetic product manufacturing facilities and list all cosmetic products with the FDA, and need to report all “serious adverse events” to the FDA and maintain relevant records. We will need to comply with current GMP regulations and fragrance allergen declaration regulations once the FDA implements those requirements. Complying with these requirements could raise our costs and negatively impact our business.
Regulations governing the production and marketing of our products could harm our business.
We are subject to various domestic and foreign laws and regulations that regulate the production and marketing of our products. If, for example, a determination that our dietary supplement products are used to diagnose, treat, cure, or prevent any disease or illness, including due to improper marketing claims by our independent consultants, it may lead to a determination that the LifeVantage supplements require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or be required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on the contents of our products or require us to reformulate our products.
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
Various government agencies throughout the world regulate direct selling practices. The laws and regulations applicable to us and our independent consultants in Japan are particularly stringent. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on the sale of product to end consumers. Government agencies, such as the FTC in the United States and similar agencies in foreign jurisdictions, periodically investigate direct selling companies based on such schemes or other claims made by a direct selling company or its independent consultants. Generally, companies that are the subject of an FTC, or similar foreign agency, enforcement action are required to pay monetary fines and/or make updates or changes to their business model. The laws and regulations in some of our markets impose cancellations, product returns, inventory buy-backs and cooling-off rights for our independent consultants and/or customers. Excessive refunds and/or product returns pursuant to local laws and regulations, including being the target of an enforcement action or investigation by the FTC or a similar foreign agency in a foreign jurisdiction, could have a negative impact on our operating results. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part. We may not be able to continue business in existing markets or commence operations in new markets if we are unable to comply with these laws or adjust to changes in these laws.
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
We are subject to the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent consultants to market our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these independent consultants may be deemed to be our agents and we could be held responsible for their actions. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and we could be subject to severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, any of which could result in a material adverse effect on our business, prospects, financial condition, or results of operations. Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies and controls to protect against violation of these laws, we cannot be certain that these efforts will be effective. Operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to increase international revenues or expand our international presence will produce desired levels of revenues or profitability.
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
Moreover, our intellectual property rights are more limited outside of the United States than they are in the United States. As such, we may not be successful in preventing third parties from copying or misappropriating our intellectual property. There also can be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate to obtain licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, independent consultants, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
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
Our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $60 million of our common stock on or before December 31, 2026. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.
Additional shares that may be issued upon the exercise of currently outstanding options or upon future vesting of performance restricted stock units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2024, we had 12.5 million shares of common stock outstanding. As of June 30, 2024, we also had stock options outstanding for an aggregate of 0.1 million shares of common stock. Additionally, the future vesting of time-based and performance restricted stock units will further increase our outstanding shares of common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•the ability of our board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the exclusive right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board, the chairman of our board or our chief executive officer, or by stockholders holding at least 10% of the outstanding shares entitled to vote at such special meeting, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
These and other provisions in our certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board or initiate actions that are opposed by our then-current board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
In August 2023, we entered into a Rights Agreement, pursuant to which we declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock. The dividend was payable on September 11, 2023 to the stockholders of record at the close of business on September 11, 2023. Each Right initially entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the "Preferred Stock") at a price of $20 per one one-thousandth of a share of Preferred Stock, subject to adjustment. Also called a "poison pill," the Rights Agreement may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to gain control of us through open market accumulation of shares without paying all stockholders an appropriate control premium or without the consent of our board. The Rights will expire on August 28, 2024 (the "Final Expiration Date").
General Risk Factors
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
From time to time, we are involved in various legal matters, both as a plaintiff and defendant. While we believe the suits against us are without merit, they are costly to defend, and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our business.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.
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
We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes including the development and implementation of control policies and procedures regarding the international business policies, practices, monitoring, and training for each country outside the U.S. in which we do business. However, we cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. In fiscal year 2024, we did not experience any material weaknesses in our internal control and/or financial reporting processes.
Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Tax authorities may disagree with certain positions that we have taken and assess additional taxes. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase, and our operations may be harmed. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax positions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, result of operations, financial condition, and cash flows. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes and, as a result, our business may suffer. In addition, due to the international nature of our business, from time to time, we are subject to reviews and audits by taxing authorities of other jurisdictions in which we conduct business throughout the world.
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
Unfavorable global economic conditions, including high inflation, and other macroeconomic conditions or trends may have an adverse impact on our business, financial results, and prospects.
Ongoing geopolitical matters have contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. We rely on consumer discretionary spending. If general economic conditions continue to deteriorate globally or in specific markets where we operate, including with respect to inflation, consumer discretionary spending may decline and demand for our products may be reduced. A decrease in consumer discretionary spending would cause sales in our products to decline and adversely impact our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our products. Our inability or failure to do so could harm our business, financial condition, and results of operations.
In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration, or severity of these conditions, nor the extent to which we may be impacted.
To the extent that there are health epidemics or outbreaks, or a resurgence in the COVID-19 pandemic, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the recent COVID-19 pandemic, such as mandated business closures in impacted areas, limitations due to stay at home orders or sickness of employees or their families, reduced demand for certain of our products, or supply constraints.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because dietary supplement companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
If securities or industry analysts cease publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports published by securities or industry analysts about us or our business. Securities and industry analysts currently publish research on our company. If analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 1C — CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain a cybersecurity risk management program through our security steering committee, which is designed to assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. The members of our security steering committee represent the following functional areas: cybersecurity and infrastructure; corporate risk and privacy; personnel; and finance and fraud management. The security steering committee collaborates with and manages third parties, as appropriate, to assess the effectiveness of our cybersecurity prevention and response systems and processes. These third parties may include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. To protect our information systems from cybersecurity threats, we also ask our employees to take periodic cybersecurity training and we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.
We have not identified risks from known cybersecurity threats to the business, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See our risk factor “We are subject to evolving laws, policies, and contractual obligations related to data privacy and security, including cybersecurity, and our actual or perceived failure to comply with such obligations or perceived failure to maintain the integrity of our data could expose us to data loss or litigation, harm our reputation, subject us to significant fines and liability, or otherwise affect our business, prospects, financial condition, and operating results." in Part I, Item 1A. (“Risk Factors”) for additional details regarding cybersecurity risks and potential impacts on our business.
Cybersecurity Governance
Our board is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The board carries out its risk oversight and management responsibilities by monitoring risk directly as a full board and, where appropriate, through its committees. Our board has delegated to the audit committee the oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The audit committee reports any material or notable cybersecurity incidents, findings and recommendations, as appropriate, to the full board for consideration. Our Chief Technology Officer ("CTO") also presents to the audit committee and to the board, as appropriate, any updates, changes, or improvements on the Company’s cybersecurity risk management program.
Our CTO, with over 28 years of experience in IT and operational technology security, has the primary responsibility of overseeing our cybersecurity risk management program and assessing and managing any material risks related to cybersecurity threats. Our CTO supervises efforts to help prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information systems personnel and reports produced by security tools deployed in the technical environment.
ITEM 2 — PROPERTIES
Corporate Offices
In November 2019, we entered into a lease agreement with Traverse Ridge Center III LLC, a Utah limited liability company, for our new corporate headquarters located at 3300 N. Triumph Blvd., Suite 700, Lehi, Utah 84043. The lease is for approximately 51,674 square feet with a right of first refusal to lease certain additional space in the building when such space becomes available. The term of the lease began on January 1, 2021, and will continue for a period of eleven years.

In July 2023, our subsidiary, LifeVantage Japan K.K., entered into a lease agreement with Sumitomo Mitsui Trust Bank, Limited, for an office located in the Shinagawa Grand Central Tower in Tokyo, Japan. The lease is for approximately 5,200 square feet and has a lease term from July 1, 2023 through June 30, 2026.
We believe that the facilities under our leases are sufficient to meet our needs for the foreseeable future.
Warehouse Facilities
Since fiscal year 2010, Maersk E-Commerce Logistics (formerly Visible Supply Chain Management and IntegraCore, LLC) has provided fulfillment services to us, including services relating to procurement, warehousing, ordering, processing, and shipping. We have also entered into arrangements to receive similar services in each of our international markets.
ITEM 3 — LEGAL PROCEEDINGS
See Note 13 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the company's legal proceedings.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the Nasdaq Capital Market under the symbol "LFVN".
Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2024, we had 88 stockholders of record and 12.5 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our stockholder records.
Dividends
We paid a one-time cash dividend of $0.40 per share of common stock to stockholders of record in September 2023, quarterly cash dividends of $0.035 per share of common stock to stockholders of record in September 2023, December 2023 and March 2024, and $0.04 per share of common stock to stockholders in June 2024, which were in the aggregate amount of $6.9 million, or $0.545 per share of common stock for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, we paid to stockholders quarterly cash dividends totaling $1.6 million, or $0.125 per share of common stock.
The declaration of dividends is subject to the discretion of our board and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. We currently expect that a comparable cash dividend will be paid each quarter for the foreseeable future.
Purchases of Equity Securities by the Issuer
On November 27, 2017, our board approved a stock repurchase program. Under this program, we were initially authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 13, 2023, our board approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026. The stock repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2024, we repurchased 0.3 million shares of our common stock under the stock repurchase plan.

The following table provides information with respect to all purchases made by the company during the three months ended June 30, 2024. All purchases listed below were made at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	28,948	$6.36	28,948	$22,069,031
May 1 - May 31	149,871	$7.19	149,871	$20,991,366
June 1 - June 30	74,050	$7.70	74,050	$20,421,527
Total	252,869		252,869
(1) On November 27, 2017, our board approved a stock repurchase program. Under this program, we were initially authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 13, 2023, our board approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026.
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
Overview
We are a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness, and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific and Europe region.
The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, Daily Wellness, D3+, and PhysIQ Fat Burn and Prebiotic dietary supplements, our line of TrueScience® skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, and AXIO®, our nootropic energy drink mixes;
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
Our Products
Our products are the Protandim® line of scientifically validated dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+, Daily Wellness, and PhysIQ Fat Burn and Prebiotic dietary supplements, TrueScience®, our line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, and AXIO®, our nootropic energy drink mixes. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity, and mood. Use of the three Protandim® products together, marketed as the Protandim® Tri-Synergizer®, has been shown to produce synergistic benefits greater than using the single products on their own. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns. PhysIQ Fat Burn is a dietary supplement designed to support weight management, and PhysIQ Prebiotic is a dietary supplement designed to support a healthy digestive tract. Our Nrf2 enhanced TrueScience® line of anti-aging skin and hair care products includes TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® TrueTone Perfecting Lotion, TrueScience® TrueProtect Daily Mineral Sunstick SPF 30, TrueScience® Perfecting Lotion, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2024, our stack strategy evolved with a focus on the brand message of Activation with three stacks that tell the unique LifeVantage Activation story from an inside-out approach. This builds upon the synergistic benefits that were demonstrated in fiscal year 2023 with our Healthy Glow Essentials stack. The Inside-Out Activation Duo features Nrf2 Synergizer® and TrueScience® TrueRenew Daily Firming Complex. This duo activates antioxidants for good health on the inside and a cleaner, kinder retinol alternative for skin that looks and feels healthy and youthful on the outside. The LifeVantage Activation Essentials Stack contains Nrf2 Synergizer® TrueScience® Liquid Collagen, and TrueScience® TrueRenew Daily Firming Complex. Finally our Healthy Glow + Activated Skin Care Collection contains Nrf2 Synergizer®, TrueScience® Liquid Collagen, and the full Activated Skin Care Collection. We continue to offer other popular packs such as the Vitality Stack (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio), the Ultimate Stack (Vitality Stack + Protandim® NAD Synergizer® and PhysIQ Prebiotic), and the Protandim® Tri-Synergizer™ (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®).
The following table shows revenue by major product line for the fiscal years ended June 30, 2024 and 2023.

	Years ended June 30,
	2024		2023
Protandim® product line	$104,135	52.0%	$119,720	56.1%
TrueScience® product line	56,252	28.1%	49,494	23.2%
Other	39,777	19.9%	44,184	20.7%
Total	$200,164	100.0%	$213,398	100.0%

Our revenue is largely attributed to two product lines, Protandim® and TrueScience® each of which accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2024 and 2023. On a combined basis, these product lines represent approximately 80.1% and 79.3% of our total net revenue for the fiscal years ended June 30, 2024 and 2023, respectively.
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

	As of June 30,
	2024		2023		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	31,000	63.3%	33,000	61.1%	(2,000)	(6.1)%
Asia/Pacific & Europe	18,000	36.7%	21,000	38.9%	(3,000)	(14.3)%
Total Active Independent Consultants	49,000	100.0%	54,000	100.0%	(5,000)	(9.3)%

Active Customers
Americas	63,000	79.7%	69,000	77.5%	(6,000)	(8.7)%
Asia/Pacific & Europe	16,000	20.3%	20,000	22.5%	(4,000)	(20.0)%
Total Active Customers	79,000	100.0%	89,000	100.0%	(10,000)	(11.2)%

Active Accounts
Americas	94,000	73.4%	102,000	71.3%	(8,000)	(7.8)%
Asia/Pacific & Europe	34,000	26.6%	41,000	28.7%	(7,000)	(17.1)%
Total Active Accounts	128,000	100.0%	143,000	100.0%	(15,000)	(10.5)%
Income Statement Presentation
We report revenue in two geographic regions, and we translate revenue from each market's local currency into U.S. Dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenue, and shipping and handling fees, net of applicable sales discounts. Revenue is recognized at the time of shipment, which is when the passage of title and risk of loss to customers occurs. Also reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the years indicated. The following table should be reviewed in connection with the tables presented under "Results of Operations" (in thousands):

	For the fiscal years ended June 30,
	2024		2023
Americas	$152,907	76.4%	$155,361	72.8%
Asia/Pacific & Europe	47,257	23.6%	58,037	27.2%
Total	$200,164	100.0%	$213,398	100.0%
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
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent consultants, special incentives and costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent consultants related to their personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue. Our sales compensation plan is an important factor in our ability to attract and retain our independent consultants. Under our sales compensation plan, independent consultants can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on marketing materials that are sold to our independent consultants. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our red-carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses. In fiscal year 2023, we introduced our new compensation plan, called the Evolve Compensation Plan, in four markets – the United States, Japan, Australia, and New Zealand. In fiscal year 2024, we introduced the Evolve Compensation Plan to Canada, Mexico, and Europe, with plans to introduce our new compensation plan to the remaining markets in the future.
Selling, general and administrative expenses include wages and benefits, stock compensation expenses, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs and other operating expenses. Wages and benefits and stock compensation expenses represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of consultant conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. Marketing and event costs also include expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake. Our agreement with Real Salt Lake ended in December 2023.
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
Results of Operations
For the fiscal years ended June 30, 2024 and 2023, we generated net revenue of $200.2 million and $213.4 million, respectively, recognized operating income of $4.3 million and $4.3 million, respectively, and recognized net income of $2.9 million and $2.5 million, respectively.

The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the fiscal years ended June 30,
	2024	2023
Revenue, net	100.0%	100.0%
Cost of sales	20.7	20.3
Gross profit	79.3	79.7
Operating expenses:
Commissions and incentives	42.9	44.4
Selling, general and administrative	34.2	33.3
Total operating expenses	77.1	77.7
Operating income	2.2	2.0
Other income (expense):
Interest income, net	0.2	0.1
Other expense, net	(0.2)	(0.2)
Total other expense	—	(0.1)
Income before income taxes	2.2	1.9
Income tax expense	(0.7)	(0.7)
Net income	1.5%	1.2%
Comparison of Fiscal Years Ended June 30, 2024 and 2023
Net Revenue. We generated net revenue of $200.2 million and $213.4 million during the fiscal years ended June 30, 2024 and 2023, respectively. The overall decrease in revenue is attributed mainly to a decrease in our total Active Accounts, which declined by 10.5% during fiscal year 2024. The decrease was partially offset by an increase average revenue per account driven by our TrueScience® Liquid Collagen product, which is now available in most of our markets. Total TrueScience® Liquid Collagen related revenue, including the product when sold as part of a bundle, was $48.5 million for the fiscal year ended June 30, 2024 compared to $39.8 million for the fiscal year ended June 30, 2023. We also increased product and shipping prices during the fiscal year ended June 30, 2024. Offsetting the increase in our TrueScience® Liquid Collagen product was a decrease of $15.6 million in sales from our Protandim® products as well as decreases in other product lines of approximately $6.3 million, and the negative impacts of foreign currency fluctuations compared to fiscal year ended June 30, 2023. In fiscal year 2024, foreign currency fluctuations negatively impacted our net revenue $2.2 million or 1.0%.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2024 and 2023 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2024	2023	% change
United States	$145,679	$148,522	(1.9)%
Other	7,228	6,839	5.7%
Americas Total	$152,907	$155,361	(1.6)%
Revenue in the Americas region for the fiscal year ended June 30, 2024 decreased $2.5 million, or 1.6%, compared to the prior year. Total Active Accounts decreased 7.8% in the region compared to the prior fiscal year which contributed to the decrease in revenue. In the United States, the decrease in revenue due to the decrease in Active Accounts was partially offset by revenue from TrueScience® Liquid Collagen of $39.5 million for the fiscal year ended June 30, 2024 compared to $36.2 million for the fiscal year ended June 30, 2023. Revenue from Mexico, increased $1.0 million in fiscal year 2024 as a result of an increase in Active Accounts in this market by 61.9% and the launch of TrueScience® Liquid Collagen in this market.

Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2024 and 2023 for the Asia/Pacific and Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2024	2023	% change
Japan	$26,989	$32,083	(15.9)%
Australia & New Zealand	8,020	8,922	(10.1)%
Greater China	2,882	3,526	(18.3)%
Other	9,366	13,506	(30.7)%
Asia/Pacific & Europe Total	$47,257	$58,037	(18.6)%
Revenue in the Asia/Pacific and Europe region for the fiscal year ended June 30, 2024 decreased $10.8 million, or 18.6%, compared to the prior year. Revenue in the region was negatively impacted approximately $2.4 million, or 4.3%, by foreign currency exchange rate fluctuations.
Revenue in our Japan market decreased 15.9% year over year on a U.S. Dollar basis and decreased 9.0% on a constant currency basis. Contributing to the decrease in revenue on a constant currency basis was revenue related to the decrease in Active Accounts by 11.6% year over year. Total revenue related to the sale of TrueScience® Liquid Collagen was $4.3 million for the fiscal year ended June 30, 2024 compared to $2.3 million from the prior year, which partially offset the decrease in revenue. During the fiscal year ended June 30, 2024, the Japanese yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $2.2 million or 6.9%.
Revenue in our Australia and New Zealand markets decreased $0.9 million, or 10.1%, during fiscal year 2024. The decrease in revenue in these markets primarily resulted from a decrease in the number of Active Accounts, partially offset by revenue from the launch of TrueScience® Liquid Collagen in March 2023. Revenue related to the sale of TrueScience® Liquid Collagen was $0.5 million for the fiscal year ended June 30, 2024 compared to $0.2 million from the prior year.
Revenue in our Greater China region decreased by 18.3% year over year primarily due to a 15.7% decline in our average number of Active Accounts within the market from fiscal year 2023 to fiscal year 2024. Also contributing to the decline in revenue was the closure of our e-commerce business in China in March 2023.
The decline in revenue in our other markets was driven by a decrease in revenue from the Philippines. Revenue from our Philippines market was $2.6 million during fiscal year 2024 compared to $5.9 million during fiscal year 2023. Total Active Accounts decreased by 49.0% in the current fiscal year.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. In October 2023, we relaunched our TrueScience® Skin Care line with entirely new branding premium packaging, and improved formulas. Rebranded as the TrueScience® Activated Skin Care Collection, this line includes TrueClean Refining Cleanser, TrueRenew Daily Firming Complex, TrueLift Illuminating Eye Cream, and TrueHydrate Brightening Moisturizer. This was a global launch in all markets. In the United States, we also launched TrueScience® TrueProtect Daily Mineral Sunstick, a broad-spectrum, 30 SPF mineral sunscreen that addresses the appearance of sun-induced hyperpigmentation and wrinkles as it protects against future damage. We will continue the refinement and expansion of our product offerings internationally during fiscal year 2025 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
In January 2023, we announced the adoption our Evolve Compensation Plan for our independent consultants, which became effective in March 2023, in our United States, Australia, New Zealand and Japan markets. In February 2024, we launched the Evolve Compensation Plan in our Canada, Mexico, and Europe markets. This new compensation plan is designed to reward our independent consultants for product sales to their customers as well as the product sales made through the sales networks they have developed and trained.
In March 2023, we launched Rewards Circle, our first-ever customer loyalty program, in the United States, Australia, New Zealand, and Japan. This program was introduced to our Canada, Mexico, and Europe markets in February 2024. Rewards Circle is focused on supporting customer retention for independent consultants, supporting their efforts to grow and maintain their LifeVantage business. We have seen an increase in average revenue per account since the launch of this program and continue to monitor retention trends for our independent consultants and customers.

During fiscal year 2025, our main focus will be to increase our average account base through concentrating our efforts on the enrollment of new independent consultants and customers, who will in turn help grow the business through incremental product sales, and on increasing the number of accounts that place an order in the month following their initial enrollment. This will be achieved through continued focus on our Evolve Compensation Plan and Rewards Circle loyalty program. We will continue investing in our red-carpet program, which we believe has increased our ability to attract and retain strong consultant leadership and is a significant opportunity to drive revenue growth throughout our markets. We remain committed to further expanding the functionality and availability of our digital tools, which we believe will aid independent consultants in initiating and expanding their businesses.
Cost of Sales. Cost of sales were $41.4 million for the fiscal year ended June 30, 2024, and $43.4 million for the fiscal year ended June 30, 2023, resulting in a gross margin of $158.7 million, or 79.3%, and $170.0 million, or 79.7%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to shift in product mix, increased raw material and manufacturing related costs, shipping expenses, and warehouse fulfillment expenses during the current fiscal year.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2024 were $85.9 million or 42.9% of revenue compared to $94.7 million or 44.4% of revenue for the fiscal year ended June 30, 2023. The decrease of $8.8 million in fiscal year 2024 was primarily due to the overall decrease in commissionable sales during fiscal year 2024 compared to fiscal year 2023 along with decreases in promotion payouts to our independent consultants. The decrease in percentage of commissions and incentives to revenue was primarily due to changes in sales mix and the impact of price increases, as well as the timing and magnitude of promotional and incentive programs.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive, and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2024 were $68.5 million or 34.2% of revenue compared to $71.1 million or 33.3% of revenue for the fiscal year ended June 30, 2023. The increase in selling, general, and administrative expenses as a percentage of revenue during fiscal year 2024 primarily was due to primarily due to increased proxy contest related expenses of $5.1 million. These increases have been partially offset by decreases in event costs, endorsement agreements, employee compensation related expenses, office lease and professional services expenses.
Primary factors that may cause our selling, general and administrative expenses to fluctuate in the future include changes in the number of employees, the timing and number of events we hold, the termination of material agreements like our agreement with Real Salt Lake, marketing and branding initiatives and costs related to legal matters, if and as they arise. A fluctuation in our stock price may also impact our stock-based compensation expense relating to equity awards made in future years.
Interest Income. Interest income, net, for the fiscal year ended June 30, 2024 was $0.4 million as compared $0.2 million for the fiscal year ended June 30, 2023. During the fiscal year ended June 30, 2024, we benefited from higher interest rates earned on our money market accounts.
Other Expense, Net. We recognized other expense, net, for the fiscal year ended June 30, 2024 of $0.4 million as compared to $0.5 million for the fiscal year ended June 30, 2023. The decrease was primarily due to the impact of foreign currency fluctuations recognized during fiscal year 2024.
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2024 was $1.4 million as compared to income tax expense of $1.5 million for the fiscal year ended June 30, 2023.
The effective tax rate was 32.5% of pre-tax income for the fiscal year ended June 30, 2024, compared to 36.5% for the fiscal year ended June 30, 2023. The decrease in the effective tax rate for fiscal year 2024 compared to the prior year is mainly due to the impact of permanent items in relation to pre-tax income.
Our provision for income taxes for the fiscal year ended June 30, 2024 consisted primarily of federal, state, and foreign tax on anticipated fiscal year 2024 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2024 increased to $2.9 million compared to $2.5 million for the fiscal year ended June 30, 2023.
Comparison of Fiscal Years Ended June 30, 2023 and 2022
For a discussion of our results of operations for the fiscal year 2023 compared with fiscal year 2022, refer to “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 28, 2023.

Liquidity and Capital Resources
We continually assess our capital allocation strategy to maximize stockholder value. Our current capital allocation strategy follows a balanced approach focused on supporting and re-investing in the business, as well as returning stockholder value through quarterly dividends and opportunistic share repurchases, where appropriate.
Liquidity
Our primary liquidity and capital resource requirements are to service our debt, which includes any outstanding balances under the 2024 Credit Facility, and finance the cost of our planned operating expenses and working capital (principally inventory purchases), as well as capital expenditures. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
At June 30, 2024, our cash and cash equivalents were $16.9 million. This represented a decrease of $4.7 million from the $21.6 million in cash and cash equivalents as of June 30, 2023.
During the fiscal year ended June 30, 2024, our net cash provided by operating activities was $12.2 million as compared to $6.8 million during the fiscal year ended June 30, 2023. The increase in cash provided by operating activities during the fiscal year ended June 30, 2024 primarily was due to increases in net income, accounts payable, and decreases in prepaid expenses offset by increases in accounts receivable.
During the fiscal year ended June 30, 2024, our net cash used in investing activities was $2.2 million, which was attributable to capital expenditures including leasehold improvements related to moving our Tokyo, Japan office. During the fiscal year ended June 30, 2023, our net cash used in investing activities was $3.1 million, as a result of the purchase of fixed assets, primarily from investing in changes to our Evolve Compensation Plan and Rewards Circle loyalty program through software, website, and mobile application development.
Cash used in financing activities during the fiscal year ended June 30, 2024 was $14.4 million, as a result of the payment of a one-time cash dividend in September 2023, quarterly cash dividends, the repurchase of company stock, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2023 was $2.4 million, as a result of the repurchase of company stock, payment of quarterly cash dividends, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan.
At June 30, 2024 and 2023, the total amount of our foreign subsidiary cash was $7.3 million and $6.2 million, respectively. Under current U.S. tax law, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2024, we had working capital (current assets minus current liabilities) of $15.3 million compared to working capital of $24.7 million at June 30, 2023. The decrease in working capital primarily was due to decreases in cash, inventory, and prepaid expenses and increases in accounts payable, partially offset by increase in accounts receivable. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility, however, contains covenants that in certain circumstances restrict our ability to incur additional indebtedness, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, or transfer any part of the business. Additionally, our 2024 Credit Facility provides for a line of credit in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
Shelf Registration Statement
On March 31, 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf Registration”) with the SEC that was declared effective on April 6, 2023, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our 2023 Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies, or businesses.

2016 Credit Facility
On March 30, 2016, we entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "2016 Security Agreement"). The 2016 Loan Agreement provided for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the 2016 Security Agreement, and with the amendments described below, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, we repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, we entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, we entered into a loan modification agreement ("Amendment No. 3"), which further amended the 2016 Credit Facility, as previously amended, to provide for an available borrowing amount of $5.0 million, a revised maturity date from March 31, 2021 to March 31, 2024, and a modified variable interest rate based on the one-month United States Treasury Rate, plus a margin of 3.00%, with an interest rate floor of 4.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that we maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
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
On March 31, 2024, the 2016 Credit Facility reached the maturity date and was terminated. As of March 31, 2024, there was no balance outstanding under the 2016 Credit Facility.
2024 Credit Facility
On April 12, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, we, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit”) and collectively with the Loan Agreement, the Continuing and Unconditional Guaranty and the Security and Pledge Agreement, the “2024 Credit Facility”).
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
As of June 30, 2024, there was no outstanding balance under the 2024 Credit Facility.
Commitments and Obligations
Please refer to Note 13 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates. Our significant accounting policies are described in Note 2 to our consolidated financial statements. Certain of these significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
There are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development and selection of these critical accounting estimates with our board, and the audit committee has reviewed the disclosures noted below.
Inventory Valuation
We reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include: (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new production introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. If actual demand or the estimate of market value decreases, additional write-downs would be required.
During the fiscal years ended June 30, 2024 and 2023, we recognized expenses of $0.9 million and $1.2 million, respectively, related to obsolete and slow-moving inventory.
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
We operate in and file income tax returns in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations, which are subject to examination by tax authorities. The complexity of our global structure requires specialized knowledge and judgment in determining the application of tax laws in various jurisdictions. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification ("ASC) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
During quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal year 2025 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit 3.1 to Form 8-K filed on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company	Exhibit 3.1 to Form 8-K filed on August 31, 2023.

4.1	Form of Common Stock Certificate	Exhibit 4.1 to Form 8-K filed on March 13, 2018.

4.2	Description of Capital Stock	Exhibit 4.2 to Form 10-K filed on August 23, 2022.

4.3	Rights Agreement, dated as of August 30, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to Form 8-K filed on August 31, 2023.

10.1	Cooperation Agreement, dated February 14, 2024, by and among the Company, the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto	Exhibit 10.1 to Form 8-K filed on February 15, 2024.

10.2#	LifeVantage Sales Compensation Plan	Exhibit 10.1 to Form 10-K filed on August 23, 2022.

10.2.1#	Evolve Compensation Plan (United States)	Exhibit 10.1.1 to Form 10-K filed on August 28, 2023.

10.2.2#	Evolve Compensation Plan (Australia)	Exhibit 10.1.2 to Form 10-K filed on August 28, 2023.

10.2.3#	Evolve Compensation Plan (New Zealand)	Exhibit 10.1.3 to Form 10-K filed on August 28, 2023.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.2.4#	Evolve Compensation Plan (Japan) in US/English Format	Exhibit 10.1.4 to Form 10-K filed on August 28, 2023.

10.2.5#	Evolve Compensation Plan (Canada)	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended March 31, 2024 filed on May 2, 2024.

10.2.6#	Evolve Compensation Plan (Mexico)	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended March 31, 2024 filed on May 2, 2024.

10.2.7#	Evolve Compensation Plan (UK)	Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended March 31, 2024 filed on May 2, 2024.

10.2.8#	Evolve Compensation Plan (EU)	Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended March 31, 2024 filed on May 2, 2024.

10.3#	Amended and Restated LifeVantage Corporation 2017 Long-Term Incentive Plan	Filed herewith.

10.4#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 27, 2017.

10.5#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 27, 2017.

10.6#	LifeVantage Corporation 2019 Employee Stock Purchase Plan	Exhibit 10.2 to Form 8-K filed on November 19, 2018.

10.7	Form of Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed on March 13, 2018.

10.8#	CEO Offer Letter, dated January 31, 2021, by and between the Company and Steven R. Fife	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.9#	Form of Key Executive Benefits Agreement	Filed herewith.

10.10	Loan Agreement, dated April 12, 2024, by and between the Company and Bank of America, N.A.	Exhibit 10.1 to Form 8-K filed on April 16, 2024.

10.11	Continuing and Unconditional Guaranty, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.2 to Form 8-K filed on April 16, 2024.

10.12	Security and Pledge Agreement, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.3 to Form 8-K filed on April 16, 2024.

10.13	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed on April 4, 2016.

10.14	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed on April 4, 2016.

10.15	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed on May 9, 2018.

10.16	Second Loan Modification Agreement, dated February 1, 2019, by and between Zions Bank and the Company	Exhibit 10.1 to Form 8-K filed on February 4, 2019.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.17	Change in Terms Agreement, dated April 1, 2021, by and between Zions Bank and the Company	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed on April 29, 2021.

10.18	Change in Terms Agreement, dated September 30, 2022 by and between the Company and Zions Bank	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2022 filed on November 2, 2022.

10.19	Lease Agreement, dated November 14, 2019, by and between Traverse Ridge Center III and the Company	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2019 on January 28, 2020.

10.20	Lease Agreement, dated May 26, 2023, by and between Sumitomo Mitsui Trust Bank, Limited and LifeVantage Japan in US/English Format	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2023 filed on November 9, 2023.

10.21*	Commercial Supply Agreement, dated January 31, 2014, by and between the Company and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 6, 2014.

10.22*	Service Agreement, dated June 1, 2014, by and between IntegraCore, LLC and the Company	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

10.23*	Commercial Supply Agreement, dated May 30, 2014, by and between the Company and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed on September 10, 2014.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche, LLP	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Company Policy for the Recovery of Erroneously Awarded Compensation (Clawback Policy)	Filed herewith.

101	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

#	Management contract or compensatory plan.
*	The company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEVANTAGE CORPORATION

By:	/s/ Steven R. Fife
Steven R. Fife
President and Chief Executive Officer
Date:	August 28, 2024

By:	/s/ Carl A. Aure
Carl A. Aure
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 28, 2024
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

Signature	Date	Title

/s/ Steven R. Fife	August 28, 2024	President and Chief Executive Officer (Principal Executive Officer)
Steven R. Fife

/s/ Raymond B. Greer	August 28, 2024	Chairman of the Board
Raymond B. Greer

/s/ Rajendran Anbalagan	August 28, 2024	Director
Rajendran Anbalagan

/s/ Michael A. Beindorff	August 28, 2024	Director
Michael A. Beindorff

/s/ Dayton Judd	August 28, 2024	Director
Dayton Judd

/s/ Cynthia Latham	August 28, 2024	Director
Cynthia Latham

/s/ Darwin K. Lewis	August 28, 2024	Director
Darwin K. Lewis

/s/ Garry Mauro	August 28, 2024	Director
Garry Mauro

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LifeVantage Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Income Taxes—Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company operates and is subject to income taxes in the United States (“U.S.”) and numerous foreign jurisdictions with complex tax laws and regulations. The complexity of the Company’s global structure requires specialized knowledge, skills and judgment in determining the application of tax laws in various jurisdictions.
We identified the accounting for income taxes for the U.S. jurisdiction as a critical audit matter because of the complexity of the Company’s global structure and the application of tax laws in the U.S. jurisdiction. This required an increased extent of effort, including the need to involve our income tax specialists to evaluate the Company’s U.S. income tax expense, especially the interpretation and application of tax laws in the U.S. and the related impact of the global structure.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the calculation of U.S. income tax expense, including the interpretation and application of tax laws in the U.S. and evaluation of the Company’s application of such tax law from its global structure included the following:

•Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.
•Evaluated the Company’s U.S. income tax expense calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the Federal and state taxing jurisdictions based on the Company's structure, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax expense calculation.
•With the assistance of our income tax specialists, we evaluated management's application of relevant tax laws to its legal entity structure and the effect on the Company’s U.S. income tax expense, including the Company's calculations of current period income tax expense and adjustments associated with foreign operations, by examining and evaluating management's income tax calculations and assessing the Company's compliance with tax laws.
•With the assistance of our income tax specialists, we evaluated management’s consideration of tax requirements in the U.S. tax jurisdiction in which the Company operates.

/s/Deloitte & Touche LLP

Salt Lake City, Utah
August 28, 2024

We have served as the Company's auditor since 2023.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$16,886	$21,605
Accounts receivable	2,949	1,612
Income tax receivable	313	241
Inventory	15,055	16,073
Prepaid expenses and other	2,443	4,753
Total current assets	37,646	44,284

Property and equipment, net	7,813	9,086
Right-of-use assets	9,569	8,738
Intangible assets, net	323	455
Deferred income tax asset	4,268	2,991
Other long-term assets	680	569
TOTAL ASSETS	$60,299	$66,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,853	$3,505
Commissions payable	6,569	6,651
Income tax payable	202	—
Lease liabilities	1,811	1,521
Other accrued expenses	7,874	7,932
Total current liabilities	22,309	19,609

Long-term lease liabilities	11,801	11,566
Other long-term liabilities	198	299
Total liabilities	34,308	31,474
Commitments and contingencies — Note 13
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,510 and 12,622 issued and outstanding as of June 30, 2024 and 2023, respectively	1	1
Additional paid-in capital	136,644	134,314
Accumulated deficit	(108,738)	(98,305)
Accumulated other comprehensive loss	(1,916)	(1,361)
Total stockholders’ equity	25,991	34,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,299	$66,123
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2024	2023
(In thousands, except per share data)
Revenue, net	$200,164	$213,398
Cost of sales	41,440	43,387
Gross profit	158,724	170,011
Operating expenses:
Commissions and incentives	85,920	94,687
Selling, general and administrative	68,472	71,065
Total operating expenses	154,392	165,752
Operating income	4,332	4,259
Other income (expense):
Interest income, net	430	198
Other expense, net	(412)	(458)
Total other income (expense), net	18	(260)
Income before income taxes	4,350	3,999
Income tax expense	(1,413)	(1,459)
Net income	$2,937	$2,540
Net income per share:
Basic	$0.24	$0.20
Diluted	$0.23	$0.20
Weighted-average shares outstanding:
Basic	12,458	12,557
Diluted	12,986	12,567
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(555)	(238)
Other comprehensive loss, net of tax:	(555)	(238)
Comprehensive income	$2,382	$2,302
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2024 and 2023

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2022	12,493	$1	$131,075	$(98,437)	$(1,123)	$31,516
Stock-based compensation	—	—	3,188	—	—	3,188
Common stock issued under employee stock purchase plan	76	—	252	—	—	252
Common stock issued under equity award plans	273	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(47)	—	(201)	—	—	(201)
Repurchase of company stock	(173)	—	—	(822)	—	(822)
Cash dividends	—	—	—	(1,586)	—	(1,586)
Foreign currency translation adjustment	—	—	—	—	(238)	(238)
Net income	—	—	—	2,540	—	2,540
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649
Stock-based compensation	—	—	3,280	—	—	3,280
Common stock issued under employee stock purchase plan	64	—	271	—	—	271
Common stock issued under equity award plans	1,007	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(206)	—	(1,221)	—	—	(1,221)
Repurchase of company stock	(977)	—	—	(6,430)	—	(6,430)
Cash dividends	—	—	—	(6,940)	—	(6,940)
Foreign currency translation adjustment	—	—	—	—	(555)	(555)
Net income	—	—	—	2,937	—	2,937
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2024	2023
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,937	$2,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,581	3,579
Stock-based compensation	3,280	3,188
Non-cash operating lease expense	1,287	1,748
Loss on disposal of fixed assets	2	33
Amortization of deferred financing fees	7	—
Deferred income tax	(1,277)	(1,702)
Changes in operating assets and liabilities:
Accounts receivable	(1,424)	1,558
Income tax receivable	(71)	1,510
Inventory	662	61
Prepaid expenses and other	2,280	1,276
Other long-term assets	(55)	(157)
Accounts payable	2,301	(3,982)
Income tax payable	202	(453)
Other accrued expenses	(176)	(770)
Lease liabilities	(1,586)	(1,858)
Other liabilities	247	257
Net Cash Provided by Operating Activities	12,197	6,828
Cash Flows from Investing Activities:
Purchase of equipment	(2,245)	(3,067)
Proceeds from sale of fixed assets	—	8
Net Cash Used in Investing Activities	(2,245)	(3,059)
Cash Flows from Financing Activities:
Payment of deferred financing fees	(97)	—
Repurchase of company stock	(6,430)	(822)
Payment of cash dividends	(6,940)	(1,586)
Shares purchased as payment of tax withholding and other	(1,221)	(201)
Proceeds from common stock issued under employee stock purchase plan	271	252
Net Cash Used in Financing Activities	(14,417)	(2,357)
Foreign Currency Effect on Cash	(254)	3
Increase (Decrease) in Cash and Cash Equivalents	(4,719)	1,415
Cash and Cash Equivalents — beginning of period	21,605	20,190
Cash and Cash Equivalents — end of period	$16,886	$21,605

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended June 30,
	2024	2023
(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21	$5
Cash paid for income taxes	$2,306	$1,873
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the "Company" or "we" or "our" or "us") is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness, and financial goals. The Company provides quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and the Philippines. The Company sold its products in China through a China approved cross-border e-commerce business model until March 15, 2023, at which time the Company closed its e-commerce business in China.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. The Company's line of scientifically validated dietary supplements includes its flagship Protandim® family of products, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+, Daily Wellness, and PhysIQ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company's line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, its nootropic energy drink mixes.
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
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2024 and 2023 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2024 or 2023 is not necessary. There was no bad debt expense for the fiscal year ended June 30, 2024. Bad debt expense for the fiscal year ended June 30, 2023 was $0.1 million.
Inventory
As of June 30, 2024 and 2023, inventory consisted of (in thousands):

	As of June 30,
	2024		2023
Finished goods	$11,841	78.7%	$12,153	75.6%
Raw materials	3,214	21.3%	3,920	24.4%
Total inventory	$15,055	100.0%	$16,073	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.3 million and $1.3 million at June 30, 2024 and 2023, respectively, related to obsolete and slow-moving inventory.
Reserves of inventories consist of the following (in thousands):

	Years ended June 30,
	2024	2023
Beginning balance	$1,292	$1,253
Additions	901	1,199
Write-offs	(892)	(1,160)
Ending balance	$1,301	$1,292

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3 - 5
Furniture and fixtures	5
Vehicles	5
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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2024 and 2023, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2024 and 2023, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2024, the Company had $12.6 million in cash accounts at one financial institution and $4.3 million in other financial institutions. As of June 30, 2024 and 2023, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
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
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2024 and 2023 were $0.7 million and $0.6 million, respectively.
Leases
The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the consolidated balance sheets. The Company does not have any finance leases.
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
For the fiscal years ended June 30, 2024 and 2023, the effects of approximately 13,000 and 0.2 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2024	2023
Numerator:
Net income	$2,937	$2,540
Denominator:
Basic weighted-average common shares outstanding	12,458	12,557
Effect of dilutive securities:
Stock awards and options	528	10
Diluted weighted-average common shares outstanding	12,986	12,567
Net income per share, basic	$0.24	$0.20
Net income per share, diluted	$0.23	$0.20
Segment Information
The Company operates in a single operating segment by selling products directly to customers through an international network of independent consultants that operates in an integrated manner from market to market. Commissions and incentives expenses are the Company’s largest expense comprised of the commissions paid to its independent consultants. The Company manages its business primarily by managing its international network of independent consultants. The Company disaggregates revenue in two geographic regions: the Americas region and the Asia/Pacific and Europe region. See disaggregated revenue in Note 3.
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2024	2023
United States	$19,216	$20,504
Japan	$1,925	$354
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. ASU 2023-07 is effective for the Company’s annual periods beginning July 1, 2024, and for interim periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Daily Wellness, Rise AM, Reset PM, D3+, and PhysIQ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, and AXIO® nootropic energy drink mixes. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Deferred Revenue
The Company launched its Rewards Circle loyalty program in the United States, Australia, New Zealand, and Japan in March 2023 and in Canada, Europe, and Mexico in February 2024. Contract liabilities, recorded as deferred revenue, include these loyalty program credit deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as credits are redeemed for additional products at a later date.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.9 million and $0.8 million as of June 30, 2024 and 2023, respectively. The contract liabilities impact to revenue for the years ended June 30, 2024 and 2023 was a decrease of $26,000 and $0.7 million, respectively.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2024 and 2023, the Company’s return liability reserve, net was $0.1 million and $0.1 million, respectively.
Reserves for sales returns consist of the following (in thousands):

	Years ended June 30,
	2024	2023
Beginning balance	$129	$131
Additions	1,622	1,978
Returns	(1,618)	(1,980)
Ending balance	$133	$129
Geographic Information

The Company reports revenue in two geographic regions: the Americas region and the Asia/Pacific and Europe region. The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Years ended June 30,
	2024	2023
Americas	$152,907	$155,361
Asia/Pacific & Europe	47,257	58,037
Total revenue	$200,164	$213,398
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Years ended June 30,
	2024	2023
United States	$145,679	$148,522
Japan	$26,989	$32,082
Major Products
The Company's revenue is largely attributed to two product lines, Protandim® and TrueScience®, each of which accounted for more than 10% of total revenue for each of the fiscal years ended June 30, 2024 and 2023. On a combined basis, the Protandim® and TrueScience® product lines represent approximately 80.1% and 79.3% of the Company's total revenue for the fiscal years ended June 30, 2024 and 2023, respectively. The following table shows revenue by major product line for the fiscal years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024		2023
Protandim® product line	$104,135	52.0%	$119,720	56.1%
TrueScience® product line	56,252	28.1%	49,494	23.2%
Other	39,777	19.9%	44,184	20.7%
Total	$200,164	100.0%	$213,398	100.0%
Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2024	2023
Equipment (includes computer hardware and software)	$15,766	$16,976
Furniture and fixtures	1,466	1,476
Leasehold improvements	5,040	4,734
Vehicles	51	51
Accumulated depreciation	(14,510)	(14,151)
Total property and equipment, net	$7,813	$9,086
Depreciation expense totaled $3.4 million and $3.4 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2024	2023
Patent costs	$2,330	$2,330
Accumulated amortization	(2,252)	(2,120)
Total finite-lived intangible assets, net	78	210

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$323	$455
Amortization expense totaled $0.1 million and $0.1 million for the fiscal years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the remaining weighted-average amortization period for finite-lived intangible assets was 0.75 years. Annual estimated amortization expense is expected to approximate $0.1 million in the succeeding fiscal year.
Note 6 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2024	2023
Accrued incentive compensation	$1,521	$3,060
Accrued severance	90	42
Other taxes payable	2,258	1,730
Accrued payable to vendors	434	720
Deferred revenue	860	834
Accrued incentives and promotions to consultants	1,454	758
Accrued other expenses	1,257	788
Total other accrued expenses	$7,874	$7,932
Note 7 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the "2016 Loan Agreement") and a security agreement (the "2016 Security Agreement"). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the "2016 Term Loan") and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the "2016 Revolving Loan," and collectively with the 2016 Term Loan, the 2016 Loan Agreement, and the 2016 Security Agreement, and together with the amendments described below, the "2016 Credit Facility"). During the fiscal year ended June 30, 2020, the Company repaid, in full, the balance of the 2016 Term Loan.
On May 4, 2018 and February 1, 2019, the Company entered into loan modification agreements (“Amendment No. 1” and “Amendment No. 2”, respectively). These loan modification agreements amended certain financial covenants and the available borrowing amount under the 2016 Revolving Loan.
On April 1, 2021, the Company entered into a loan modification agreement ("Amendment No. 3"), which amended the 2016 Credit Facility. Amendment No. 3, with an available borrowing amount of $5.0 million, a revised maturity date from March 31, 2021 to March 31, 2024, and a modified variable interest rate based on the one-month United States Treasury Rate, plus a margin of 2.00%, with an interest rate floor of 0.00%. Amendment No. 3 also revised the debt (total liabilities) to tangible net worth ratio (as defined in Amendment No. 3) covenant to require that the Company maintain this ratio not in excess of 2.00 to 1.00, measured as of the end of each fiscal quarter, and revised the definition and calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 3). There were no other changes to the minimum fixed charge coverage ratio of 1.10 to 1.00 or the minimum working capital of $6.0 million as set forth in previous amendments.
The Company entered into a loan modification agreement ("Amendment No. 4"), effective September 30, 2022, which further amended the 2016 Credit Facility. Amendment No. 4 revised the calculation of the minimum fixed charge coverage ratio (as defined in Amendment No. 4) and allowed the Company to declare and pay dividends, up to $500,000 per quarter, through September 30, 2023. There were no other changes to the covenants or revolving loan facility as set forth in Amendment No. 3. If the Company borrowed under the 2016 Revolving Loan, interest would have been payable quarterly in arrears on the last day of each fiscal quarter.
On August 28, 2023, the Company received approval, without modifying Amendment No. 4, to declare and pay a one-time cash dividend of $0.40 per share of common stock, to be paid on September 22, 2023. The Company also received approval to declare and pay dividends, up to $750,000, per quarter, through September 30, 2024.
On March 31, 2024, the 2016 Credit Facility reached the maturity date and was terminated.
On April 12, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, the Company, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, Continuing and Unconditional Guaranty, and the Security and Pledge Agreement, the “2024 Credit Facility”).
In the event the Company borrows under the Line of Credit, interest will be payable commencing May 31, 2024, and then on the last day of each month thereafter until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of June 30, 2024, the effective interest rate is 7.34%.
The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantor, and by a pledge of the membership interests of the Company's subsidiaries, as further provided for in the Security and Pledge Agreement. Pursuant to the Continuing and Unconditional Guaranty, the Guarantor guarantees and promises to pay promptly to the Lender all indebtedness of the Company when due.
The Loan Agreement contains customary covenants, both affirmative and negative, that, among other things, restrict the Company’s ability to deal with the Company's assets outside of the ordinary course, incur additional indebtedness, grant liens on the Company's assets, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, and enter into consolidations, mergers or other combinations. The Loan Agreement requires that the Company maintain specified financial ratios and satisfy certain financial condition tests.
The Loan Agreement contains certain customary events of default, including, among other things, failure of the Company to make required payments under the Loan Agreement, certain breaches of representations made by the Company or the Guarantor, insolvency or bankruptcy of the Company or the Guarantor, failure to have an enforceable first lien or security interest in any property given as security for the Loan Agreement, or failure of the Company to comply with covenants set forth in the Loan Agreement. If an event of default occurs under the Loan Agreement, the obligation of the Lender to make any additional credit available to the Company may be terminated and the amounts outstanding may become immediately due and payable in the discretion of the Lender, provided that in the event of insolvency or bankruptcy of the Company or the Guarantor, all debts outstanding under the Loan Agreement will automatically become due and payable. Upon the occurrence of any default or after maturity, all amounts outstanding under the Loan Agreement will, at the option of the Lender, bear interest at a rate which is 2.00% higher than the rate of interest otherwise provided under the Loan Agreement.
As of June 30, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of June 30, 2024, there was no balance outstanding on the 2024 Credit Facility.
Note 8 — Stockholders’ Equity
During the fiscal years ended June 30, 2024 and 2023, the Company issued zero shares of common stock as a result of the exercise of options. During the fiscal years ended June 30, 2024 and 2023, the Company issued 1.0 million and 0.3 million shares, respectively, under the Company's equity incentive plans. During the fiscal years ended June 30, 2024 and 2023, 0.2 million and 47,000 shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the fiscal years ended June 30, 2024 and 2023, the Company sold 0.1 million and 0.1 million shares under its 2019 Employee Stock Purchase Plan, respectively.
On November 27, 2017, the Company's board approved a stock repurchase program, which was subsequently amended on February 1, 2019. Under the currently approved stock repurchase program, the Company is authorized to purchase up to

$60 million through December 31, 2026. The stock repurchase program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company's management, in accordance with applicable securities laws. As part of the stock repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the year ended June 30, 2024, the Company purchased 1.0 million shares of its common stock at an aggregate purchase price of $6.4 million under this repurchase program. During the fiscal year ending June 30, 2023, the Company purchased 0.2 million shares of its common stock at an aggregate purchase price of $0.8 million under this repurchase program. At June 30, 2024, there is $20.4 million remaining under this stock repurchase program.
On August 30, 2023, the board approved a stockholder rights agreement (the “Rights Plan”) and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 11, 2023. Each right entitles holders to purchase one newly issued share of preferred stock at an exercise price of $20 per right, subject to adjustment. Initially, the rights are not exercisable and trade with shares of the Company’s common stock.
In general, the rights become exercisable following a public announcement that a person acquires 12% (or, in the case of passive investors, 20%) or more of the outstanding shares of the Company’s common stock. If a person becomes an acquiring person, each holder of rights (except the acquiring person) will have the right to purchase, for the purchase price, a number of shares of the Company’s common stock at a 50% discount to the then-current trading price. Rather than allowing the rights to be exercised in those circumstances, the board may exchange each right, other than the rights owned by the acquiring person, for a share of the Company’s common stock. The agreement provides for exceptions and additional terms for other certain situations and circumstances.
The Rights Plan is intended to protect the interests of the Company and its stockholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expires August 28, 2024. There is currently no impact to the Company’s Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the designation and issuance of shares of preferred stock. However, as of June 30, 2024, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s board.
Dividends
The Company paid a one-time cash dividend of $0.40 per share of common stock to stockholders of record in September 2023, quarterly cash dividends of $0.035 per share of common stock to stockholders of record in September 2023, December 2023 and March 2024, and $0.04 per share of common stock in June 2024 which were in the aggregate amount of $6.9 million, or 0.545 per share of common stock for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2023, the Company paid to stockholders quarterly cash dividends totaling $1.6 million, or $0.125 per share of common stock.
The declaration of dividends is subject to the discretion of the board and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by the board.
Note 9 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors, and consultants. The initial share pool approved was 650,000 shares. On November 9, 2023, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 plan by 1,138,000 shares. As of June 30, 2024, a maximum of 5.1 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company's prior 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, vest over a three year vesting period, and have a contractual term of ten years. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. As of June 30, 2024, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the board in September 2018 and approved by its stockholders in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of June 30, 2024, 0.1 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the fiscal years ended June 30, 2024 and 2023, 0.1 million and 0.1 million shares of common stock were purchased under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2024 and 2023, stock-based compensation of $3.3 million and $3.2 million, respectively, was reflected as an increase to additional paid in capital.
At June 30, 2024, there was $2.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2017 Plan, based on management's estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.44 years.
Stock Options
There were no stock option grants during the fiscal years ended June 30, 2024 and 2023.
The following is a summary of stock option activity for the fiscal years ended June 30, 2024 and 2023:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2022	92	$6.23

Granted	—	$—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	(20)	12.46
Outstanding at June 30, 2023	72	4.44

Granted	—	$—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	—	—
Outstanding at June 30, 2024	72	4.44	3.59	$142
Exercisable at June 30, 2024	72	$4.44	3.59	$142

Restricted Stock Awards
The following is a summary of restricted stock award activity during the fiscal years ended June 30, 2024 and 2023:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2022	66	$6.85

Granted	117	$3.85
Vested	(66)	6.85
Forfeited	—	—
Nonvested at June 30, 2023	117	3.85

Granted(1)	392	$4.74
Vested	(117)	3.85
Forfeited	—	—
Nonvested at June 30, 2024	392	4.74

(1)
Includes 125,732 shares of restricted stock that were granted in exchange for the cancellation of 48,026 shares of stock units and 77,706 shares of performance restricted stock units on November 6, 2023.

The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2024 and 2023 was $0.7 million and $0.3 million, respectively.
Restricted Stock Units
The following is a summary of restricted stock units activity during the fiscal years ended June 30, 2024 and 2023:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2022	334	$7.36

Granted	417	$4.19
Vested	(156)	8.04
Forfeited	(56)	6.20
Nonvested at June 30, 2023	539	4.90

Granted	214	$4.90
Vested	(331)	5.05
Forfeited(1)	(84)	4.48
Nonvested at June 30, 2024	338	4.86

(1)	Includes 48,206 shares of restricted stock units that were canceled in exchange for restricted stock awards on November 6, 2023.
The total vesting date fair value of restricted stock units that vested during the fiscal years ended June 30, 2024 and 2023 was $1.9 million and $0.6 million, respectively.
Performance Restricted Stock Units
During the fiscal years ended June 30, 2024 and 2023, the Company awarded performance restricted stock units (the "FY 2024 PRSUs" and "FY 2023 PRSUs," respectively) to certain employees (the "Recipients"). Each performance restricted stock unit represents a contingent right for the Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company's achievement of specified financial performance metrics. For FY 2024 PRSUs, the performance period for 50% of the FY 2024 PRSUs ended on June 30, 2024, the performance period for 30% of the FY 2024 PRSUs ends on June 30, 2025, and the performance period for the remaining 20% of the FY 2024 PRSUs ends on June 30, 2026. The financial performance metrics for the fiscal year ended June 30, 2024, were deemed achieved at the 0% achievement level. The performance period for 100% of the FY 2023 PRSUs ended on June 30, 2023, and were deemed achieved at the

133.13% achievement level. The FY 2024 PRSUs and FY 2023 PRSUs will vest only to the extent the specified financial performance criteria are achieved and subject to the Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the performance restricted stock units are based on the grant date fair value which is the closing price of the Company's common stock on the date of grant.
The following is a summary of performance restricted stock units activity during the fiscal years ended June 30, 2024 and 2023:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2022	1	$15.2

Granted(1)	518	$4.24
Vested	(1)	15.2
Forfeited	(26)	4.27
Nonvested at June 30, 2023	492	4.24

Granted	350	$4.89
Vested	(284)	4.24
Forfeited(2)	(274)	4.68
Nonvested at June 30, 2024	284	4.62

(1)	Includes shares added based on achievement of performance goals in excess of target.
(2)	Includes 77,706 shares of performance restricted stock units that were canceled in exchange for restricted stock awards on November 6, 2023.
The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2024 and 2023 was approximately $1.6 million and $4,000, respectively.
Note 10 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Years ended June 30,
	2024	2023
Foreign currency transaction loss, net	$(429)	$(373)
Other income (expense), net	17	(85)
Total other expense, net	$(412)	$(458)

Note 11 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2024 and 2023 consists of the following (in thousands):

	Years ended June 30,
	2024	2023
Income Before Income Taxes:
Domestic	$2,940	$2,464
International	1,410	1,535
	$4,350	$3,999
Current Taxes:
Federal	$1,457	$2,012
State	246	436
Foreign	984	686
Total Current Income Tax Provision	$2,687	$3,134
Deferred Taxes:
Federal	$(1,281)	$(1,400)
State	(151)	(303)
Foreign	158	28
Total Deferred Income Tax Provision	$(1,274)	$(1,675)
Net Income Tax Provision	$1,413	$1,459
The effective income tax rate for the fiscal years ended June 30, 2024 and 2023 differs from the U.S. Federal statutory income tax rate due to the following:

	Years ended June 30,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	0.8%
Foreign tax rate difference	8.0%	8.3%
Tax return to provision true-up	(4.3)%	3.2%
Limit on future stock compensation due to 162(m)	2.8%	4.3%
Foreign withholding tax	2.6%	0.4%
Other differences	1.6%	(0.3)%
Revalue of deferred for change in federal tax rate	0.0%	0.1%
Permanent differences:
— stock-based compensation	(8.3)%	5.8%
— current year section 162(m) limitation	7.0%	0.0%
— foreign derived intangible income deduction	(0.7)%	(5.8)%
— tax credits	(12.1)%	(5.3)%
— meals and entertainment	1.3%	0.8%
— removal of additional permanent reinvestment assertions	1.2%	0.3%
— change in uncertain tax positions	1.2%	0.0%
— accrual for foreign tax audits	7.7%	0.0%
— other permanent differences	1.8%	2.1%
Change in valuation allowance	0.5%	0.7%
Net income tax provision	32.5%	36.5%

The components of the deferred tax assets and liabilities as of June 30, 2024 and 2023 are as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$271	$250
Stock option compensation	360	549
Section 174 costs	2,578	955
Lease liability	3,223	3,100
Accrued vacation, allowance for returns, bonuses & other	2,119	3,005
Gross deferred tax asset	$8,551	$7,859

Deferred tax liabilities:
Patents and trademarks	$(30)	$(66)
Property & equipment	(798)	(1,571)
Right of use asset	(2,263)	(2,057)
Other	(472)	(470)
Gross deferred tax liabilities	(3,563)	(4,164)
Less: valuation allowance	(720)	(704)
Deferred tax assets, net	$4,268	$2,991
The Company has adopted accounting guidance for uncertain tax positions ("UTPs") which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position. The measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit.
In the fiscal year ending June 30, 2024, the Company began recording a withholding tax obligation on its rebalanced commission payments to the U.S. parent company it has not obtained treaty rates for. The Company does not believe it will obtain treaty rates, but will also not be able to take a foreign tax credit at this time. Since the Company believes it is unlikely to receive treaty benefits, it has recorded the taxes, the foreign tax credit on those taxes, and a corresponding UTP against the foreign tax credit. The UTP totaling $0.1 million was recorded against the foreign tax credit as of June 30, 2024. If the Company is successful with its treaty benefit application or receives an opinion through appeals, competent authority, etc., it will remove the UTP at that time. The UTP recorded is the foreign taxes that will not be credited, but reduced by the benefit the Company will receive from deducting the taxes.
The Company is also currently undergoing income tax audits in foreign jurisdictions. For the fiscal year ending June 30, 2024, the Company accrued a total $0.3 million related to foreign income tax audits. At this time, the Company believes this amount reflects the amount that is has more than 50% likelihood to be paid upon settlement including interest and penalties. The Company will continue to evaluate as the audits progress.
The Company has reserved $0.4 million for taxes related to the UTPs as of June 30, 2024. There were no changes to the liability for UTPs for the fiscal year ended June 30, 2023. There were no unrecognized tax benefits for the fiscal years ended June 30, 2024 and 2023.
During fiscal 2022, the Company removed its permanent reinvestment assertion in Japan. In fiscal 2024, the Company also removed its permanent reinvestment assertions in Taiwan and Australia and recorded the tax effects of that change.
For Taiwan, the Company recorded provisions for withholding tax that it will pay to Taiwan upon payment of dividends. The Company did not record any unborn foreign tax credit related to Taiwan withholding tax. The Company believes any withholding tax paid on dividends will be ineligible for a foreign tax credit.
The Company did not record any withholding tax to Australia upon the payment of dividends. There is a 15% withholding rate on unfranked dividends between Australia and Singapore, but the Company does not anticipate paying any unfranked dividends, so it has not recorded any withholding tax to Australia.
The Company has also recorded income taxes to various states when the cash is repatriated from Taiwan and Australia. The Company did not record any federal income tax implications because any withholding tax on dividends will be ineligible for a foreign tax credit.

The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2021 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2020 through present. In addition, the IRS and state tax authorities may examine net operating losses ("NOLs") for any previous years if utilized by the Company.
The change in the valuation allowance were as follows (in thousands):

	Years ended June 30,
	2023	2022
Beginning balance	$704	$675
Increases	16	29
Ending balance	$720	$704
The change in valuation allowance during the fiscal year ended June 30, 2024 related to current year income in entities with a full valuation allowance along with a change to the United States valuation allowance based on the Company converting from a blended rate to a state-by-state provision. During the fiscal year ended June 30, 2023, the change in valuation allowance related to current year income in entities with a full valuation allowance along with a change to the United States valuation allowance based on updated projections and changes to the blended rate.
As of June 30, 2024, the Company had utilized all of its Federal NOL carry-forwards. As of June 30, 2024, state NOLs were $5.6 million and foreign NOLs were $0.4 million.
The total recognized tax benefit from settlement of stock-based awards for the fiscal years ending June 30, 2024 and 2023, was $0.2 million and $0.2 million, respectively.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2020 through June 30, 2024.
Note 12 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to eight years. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.90 years and 3.46%, respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 8.27 years and 3.25%, respectively.
In July 2023, LifeVantage Japan entered into an operating lease agreement with Sumitomo Mitsui Trust Bank, Limited, for a new office located in the Shinagawa Grand Central Tower in Tokyo, Japan. The lease is for approximately 5,200 square feet and has a lease term from July 1, 2023 through June 30, 2026 with the option to renew for an additional two years. Lease payments began in November 2023 totaling approximately $28,000 per month, or $0.3 million per year.
During the fiscal year ended June 30, 2024, the Company also entered into new operating leases with previous lessors in Thailand and Taiwan and extended the operating lease Philippines. Each of these leases have a lease term of three years, expiring in fiscal year 2027.
The components of lease expense for the fiscal years ended June 30, 2024 and 2023, were as follows:

	Years ended June 30,
	2024	2023
Operating lease expense
Operating lease cost	$1,913	$2,537
Variable lease cost	174	283
Short-term lease cost	47	76
Total lease expense	$2,134	$2,896
Supplemental cash flow information related to operating leases was as follows (in thousands):

	June 30, 2024	June 30, 2023
Operating cash outflows from operating leases	$2,187	$2,973
Right-of-use assets obtained in exchange for lease obligations	$2,475	$—
Maturity of lease liabilities at June 30, 2024 are as follows (in thousands):

Year ended June 30,	Amount
2025	$2,111
2026	2,154
2027	2,151
2028	2,037
2029	1,772
Thereafter	4,622
Total	14,847
Less: imputed interest	(1,235)
Present value of lease liabilities	$13,612
Note 13 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2024, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable publicity or resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding or publicity related to such could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact of any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Other Matters. The Company may become involved in other litigation and regulatory matters incidental to its business and the matters disclosed in this annual report on Form 10-K, including, but not limited to, product liability claims, regulatory actions, employment matters and commercial disputes. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.