Form 10-Q
period 2024-09-30
Lifevantage Corp
filed 2024-10-29
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	LFVN	The Nasdaq Stock Market LLC
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of October 28, 2024 was 12,525,229.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	June 30, 2024
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$14,596	$16,886
Accounts receivable	2,968	2,949
Income tax receivable	886	313
Inventory, net	16,914	15,055
Prepaid expenses and other	3,451	2,443
Total current assets	38,815	37,646

Property and equipment, net	7,477	7,813
Right-of-use assets	9,409	9,569
Intangible assets, net	290	323
Deferred income tax asset	4,784	4,268
Other long-term assets	685	680
TOTAL ASSETS	$61,460	$60,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,270	$5,853
Commissions payable	6,530	6,569
Income tax payable	47	202
Lease liabilities	1,897	1,811
Other accrued expenses	8,328	7,874
Total current liabilities	22,072	22,309

Long-term lease liabilities	11,466	11,801
Other long-term liabilities	225	198
Total liabilities	33,763	34,308
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,484 and 12,510 issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	1	1
Additional paid-in capital	137,347	136,644
Accumulated deficit	(108,526)	(108,738)
Accumulated other comprehensive loss	(1,125)	(1,916)
Total stockholders’ equity	27,697	25,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,460	$60,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2024	2023
(In thousands, except per share data)
Revenue, net	$47,214	$51,364
Cost of sales	9,491	10,180
Gross profit	37,723	41,184
Operating expenses:
Commissions and incentives	20,305	22,473
Selling, general and administrative	14,848	17,962
Total operating expenses	35,153	40,435
Operating income	2,570	749
Other income (expense):
Interest income, net	59	168
Other expense, net	(51)	(88)
Total other income	8	80
Income before income taxes	2,578	829
Income tax expense	(752)	(200)
Net income	$1,826	$629
Net income per share:
Basic	$0.15	$0.05
Diluted	$0.14	$0.05
Weighted-average shares outstanding:
Basic	12,162	12,537
Diluted	12,824	13,109
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$791	$(294)
Other comprehensive income (loss), net of tax	791	(294)
Comprehensive income	$2,617	$335
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991

Stock-based compensation	—	—	917	—	—	917
Common stock issued under equity award plans	140	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(48)	—	(347)	—	—	(347)
Repurchase of company stock	(140)	—	—	(1,114)	—	(1,114)
Common stock issued under employee stock purchase plan	22	—	133	—	—	133
Cash dividends	—	—	—	(500)	—	(500)
Currency translation adjustment	—	—	—	—	791	791
Net income	—	—	—	1,826	—	1,826
Balances, September 30, 2024	12,484	$1	$137,347	$(108,526)	$(1,125)	$27,697
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2024	2023
(In thousands)
Cash Flows from Operating Activities:
Net income	$1,826	$629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	797	918
Stock-based compensation	917	978
Non-cash operating lease expense	353	216
Gain on disposal of assets	(4)	—
Amortization of debt discount	8	—
Deferred income tax	(515)	(1,703)
Changes in operating assets and liabilities:
Accounts receivable	81	(922)
Income tax receivable	(573)	92
Inventory, net	(1,503)	180
Prepaid expenses and other	(987)	(395)
Other long-term assets	33	83
Accounts payable	(617)	3,140
Income tax payable	(155)	1,522
Other accrued expenses	205	98
Lease liabilities	(449)	(243)
Other long-term liabilities	—	172
Net Cash (Used in) Provided by Operating Activities	(583)	4,765
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4	—
Purchase of property and equipment	(349)	(1,133)
Net Cash Used in Investing Activities	(345)	(1,133)
Cash Flows from Financing Activities:
Repurchase of company stock	(1,114)	(795)
Payment of cash dividends	(500)	(5,534)
Shares canceled or surrendered as payment of tax withholding and other	(347)	(465)
Proceeds from common stock issued under employee stock purchase plan	133	126
Net Cash Used in Financing Activities	(1,828)	(6,668)
Foreign Currency Effect on Cash	466	(164)
Decrease in Cash and Cash Equivalents:	(2,290)	(3,200)
Cash and Cash Equivalents — beginning of period	16,886	21,605
Cash and Cash Equivalents — end of period	$14,596	$18,405
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8	$—
Cash paid for income taxes	$1,999	$168
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (“LifeVantage" or the “Company”) as of and for the year ended June 30, 2024 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 28, 2024.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2024, and the results of operations for the three months ended September 30, 2024 and 2023, and the cash flows for the three months ended September 30, 2024 and 2023. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2024, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2024, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2024 and 2023, net foreign currency losses of approximately $40,000 and $0.1 million, respectively, are recorded in other expense, net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2024, the Company had $10.6 million in cash accounts at one financial institution and $4.0 million in accounts at other financial institutions. At June 30, 2024, the Company had $12.6 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. As of September 30, 2024 and June 30, 2024, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2024 and June 30, 2024 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2024 and June 30, 2024 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2024 and 2023.
Inventory
As of September 30, 2024 and June 30, 2024, inventory consisted of (in thousands):

	September 30, 2024		June 30, 2024
Finished goods	$14,167	83.8%	$11,841	78.7%
Raw materials	2,747	16.2%	3,214	21.3%
Total inventory	$16,914	100.0%	$15,055	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.0 million and $1.3 million at September 30, 2024 and June 30, 2024, respectively, related to obsolete and slow-moving inventory.
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

The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, LifeVantage® Omega+, ProBio, IC Bright®, Rise AM, Reset PM, D3+, Daily Wellness, and PhysIQ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, and AXIO® nootropic energy drink mixes. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good, and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $1.1 million and $0.9 million as of September 30, 2024 and June 30, 2024, respectively. The contract liabilities impact to revenue for the three months ended September 30, 2024 and 2023 was a decrease of $0.2 million and $0.2 million, respectively.
Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2024 and June 30, 2024, the returns liability reserve, net was $0.1 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2024 and 2023 were $0.3 million and $0.2 million, respectively.
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
For the three months ended September 30, 2024 and 2023, the Company recognized income tax expense of $0.8 million and $0.2 million, respectively, which is reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2024 and 2023, the effects of approximately 0.3 million and 0.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.
The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income	$1,826	$629
Denominator:
Basic weighted-average common shares outstanding	12,162	12,537
Effect of dilutive securities:
Stock awards and options	662	572
Diluted weighted-average common shares outstanding	12,824	13,109
Net income per share, basic	$0.15	$0.05
Net income per share, diluted	$0.14	$0.05
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended September 30,
	2024	2023
Americas	$36,892	$38,514
Asia/Pacific & Europe	10,322	12,850
Total revenue	$47,214	$51,364
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended September 30,
	2024	2023
United States	$35,268	$36,896
Japan	$5,983	$7,515
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2024	June 30, 2024
United States	$19,151	$19,216
Japan	$2,048	$1,925
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
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to seven years. As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.62 years and 3.46%, respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.90 years and 3.46%, respectively.
For the three months ended September 30, 2024 and 2023, operating lease expense was $0.5 million and $0.6 million, respectively.
The components of lease expense for the three months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,
	2024	2023
Operating lease expense
Operating lease cost	$470	$530
Variable lease cost	41	48
Short-term lease costs	5	12
Total lease expense	$516	$590
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating cash outflows from operating leases	$530	$557
Right-of-use assets obtained in exchange for lease obligations	$—	$1,502
Maturity of lease liabilities at September 30, 2024 are as follows (in thousands):

Year ended June 30,	Amount
2025 (remaining nine months ending June 30, 2025)	$1,631
2026	2,210
2027	2,202
2028	2,076
2029	1,772
Thereafter	4,622
Total	14,513
Less: imputed interest	(1,150)
Present value of lease liabilities	$13,363
Note 4 — Long-Term Debt
On April 12, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, the Company, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, Continuing and Unconditional Guaranty and the Security and Pledge Agreement the “2024 Credit Facility”).
In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of September 30, 2024, the effective interest rate is 6.96%.
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
As of September 30, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of September 30, 2024, there was no balance outstanding on the 2024 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended September 30, 2024 and 2023, the Company issued 0.1 million and 0.3 million shares of common stock, respectively, under equity award plans. During the three months ended September 30, 2024 and 2023, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended September 30, 2024 and 2023, 48,000 and 0.1 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting.
On February 17, 2022, the Company's board of directors (the "Board of Directors") approved an amendment to its then-existing share repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three months ended September 30, 2024, the Company purchased 0.1 million shares of common stock at an aggregate price of $1.1 million under this repurchase program. During the three months ended September 30, 2023, the Company purchased 0.1 million shares of common stock at an aggregate price of $0.8 million under this repurchase program. At September 30, 2024, there is $19.3 million remaining under this repurchase program.
On August 30, 2023, the Board of Directors approved a stockholder rights agreement (the “Rights Plan”) and declared a dividend of one right for each outstanding share of common stock to stockholders of record on September 11, 2023. Each right entitled holders to purchase one newly issued share of preferred stock at an exercise price of $20 per right, subject to adjustment. Initially, the rights were not exercisable and traded with shares of the Company’s common stock.
In general, the rights would have become exercisable following a public announcement that a person acquires 12% (or, in the case of passive investors, 20%) or more of the outstanding shares of the Company’s common stock. If a person became an acquiring person, each holder of rights (except the acquiring person) would have had the right to purchase, for the purchase price, a number of shares of the Company’s common stock at a 50% discount to the then-current trading price. Rather than allowing the rights to be exercised in those circumstances, the Board of Directors could exchange each right, other than the rights owned by the acquiring person, for a share of the Company’s common stock. The agreement provided for exceptions and additional terms for other certain situations and circumstances.
The Rights Plan was intended to protect the interests of LifeVantage and its stockholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expired on August 28, 2024. There was no impact to the Company’s Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2024, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Company’s Board of Directors.
Dividends
In August 2024, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on September 17, 2024 to stockholders of record on September 9, 2024. Cash dividends for the three months ended September 30, 2024 totaled $0.5 million. Cash dividends for the three months ended September 30, 2023 totaled $5.5 million, or $0.435 per share.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants.    The initial share pool approved was 650,000 shares. On November 9, 2023, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company's common stock that are available for issuance under the 2017 Plan by 1,138,000 shares. As of September 30, 2024, a maximum of 5.1 million shares of the Company's common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company's 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years. As of September 30, 2024, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock.
Employee Stock Purchase Plan
General. The Company's 2019 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in September 2018 and the Company's stockholders approved it in November 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved 0.4 million shares of its common stock for issuance under the ESPP. As of September 30, 2024, approximately 47,000 shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended September 30, 2024 and 2023, approximately 22,000 and 39,000 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation
For the three months ended September 30, 2024 and 2023, compensation of $0.9 million and $1.0 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2024, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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
LifeVantage Corporation (the “Company,” “we,” “us,” or “our”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, nootropics, pre- and pro-biotics, weight management, and skin and hair care products. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
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

	As of September 30,
	2024		2023		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	31,000	66.0%	32,000	61.5%	(1,000)	(3.1)%
Asia/Pacific & Europe	16,000	34.0%	20,000	38.5%	(4,000)	(20.0)%
Total Active Independent Consultants	47,000	100.0%	52,000	100.0%	(5,000)	(9.6)%

Active Customers
Americas	61,000	80.3%	66,000	77.6%	(5,000)	(7.6)%
Asia/Pacific & Europe	15,000	19.7%	19,000	22.4%	(4,000)	(21.1)%
Total Active Customers	76,000	100.0%	85,000	100.0%	(9,000)	(10.6)%

Active Accounts
Americas	92,000	74.8%	98,000	71.5%	(6,000)	(6.1)%
Asia/Pacific & Europe	31,000	25.2%	39,000	28.5%	(8,000)	(20.5)%
Total Active Accounts	123,000	100.0%	137,000	100.0%	(14,000)	(10.2)%

Results of Operations
Three Months Ended September 30, 2024 and 2023
Revenue. We generated net revenue of $47.2 million and $51.4 million during the three months ended September 30, 2024 and 2023, respectively. Foreign currency fluctuations negatively impacted our revenue by $0.2 million, or 0.4%, during the three months ended September 30, 2024.
Americas. The following table sets forth revenue for the three months ended September 30, 2024 and 2023 for the Americas region (in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
United States	$35,268	$36,896	(4.4)%
Other	1,624	1,618	0.4%
Americas Total	$36,892	$38,514	(4.2)%
Revenue in the Americas region for the three months ended September 30, 2024 decreased $1.6 million, or 4.2%, from the prior year period. Total Active Accounts decreased 6.1% in the region compared to the prior year period. The average revenue per account increased due to changes in our product sales mix and increased shipping charges. Revenue related to our TrueScience® Liquid Collagen product, including the product when sold as part of a bundle, declined slightly to approximately $9.7 million for the three months ended September 30, 2024 compared to approximately $10.0 million in the prior year period.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2024 and 2023 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
Japan	$5,983	$7,515	(20.4)%
Australia & New Zealand	1,661	2,338	(29.0)%
Greater China	678	427	58.8%
Other	2,000	2,570	(22.2)%
Asia/Pacific & Europe Total	$10,322	$12,850	(19.7)%
Revenue in the Asia/Pacific & Europe region decreased $2.5 million, or 19.7%, for the three months ended September 30, 2024, as compared to the prior year period. Total Active Accounts in the region decreased 20.5% compared to the prior year period. Decreases in total Active Accounts, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.1 million, or 1.0%, during the three months ended September 30, 2024, as compared to the prior year period, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.2 million, or 2.3%, during the three months ended September 30, 2024, as compared to the prior year period. Negative foreign exchange rate fluctuations in Japan were partially offset by gains in other markets. On a constant currency basis, revenue in Japan decreased 18.2% for the three months ended September 30, 2024, as compared to the prior year period. The decrease in revenue on a constant currency basis in Japan during three months ended September 30, 2024 was due to a 13.8% decrease in our Active Accounts in that region. The decrease was coupled with a decrease in the average revenue per account, primarily from a decrease in TrueScience® Liquid Collagen related revenue. Revenue related to TrueScience® Liquid Collagen was approximately $0.6 million for the three months ended September 30, 2024 compared to $1.1 million in the prior year period.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. In October 2023, we relaunched our TrueScience® Skin Care line with entirely new branding premium packaging, and improved formulas. Rebranded as the TrueScience® Activated Skin Care Collection, this line includes TrueClean Refining Cleanser, TrueRenew Daily Firming Complex, TrueLift Illuminating Eye Cream, and TrueHydrate Brightening Moisturizer. This was a global launch in all markets. In the United States, we also launched TrueScience® TrueProtect Daily Mineral Sunstick, a broad-spectrum, 30 SPF mineral sunscreen that addresses the appearance of sun-induced hyperpigmentation and wrinkles as it protects against future damage. In October 2024, we launched our MindBody GLP-1 SystemTM in the United States. This is a dual-product solution designed to balance hunger hormones, build healthier habits, and help individuals reach and maintain their ideal weight. We will continue the refinement and expansion of our product offerings internationally during fiscal year 2025 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Cost of Sales. Cost of sales were $9.5 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively, resulting in gross profit percentages of 79.9% and 80.2%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to a shift in product mix, changes in raw material and manufacturing related costs, shipping to customer expenses, and warehouse fulfillment expenses during the three months ended September 30, 2024.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2024 were $20.3 million, or 43.0%, of revenue as compared to $22.5 million, or 43.8%, of revenue for the three months ended September 30, 2023. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year period is due to changes in sales mix and the timing and magnitude of our various promotional and incentive programs.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2024 were $14.8 million, or 31.4%, of revenue as compared to $18.0 million, or 35.0%, of revenue for the three months ended September 30, 2023. The decrease in selling, general and administrative expenses as a percentage of revenue during the three months ended September 30, 2024 compared to the prior year period is primarily due to decreased proxy contest related expenses and the termination of our endorsement agreement with Real Salt Lake in December 2023.

Total Other Income. During the three months ended September 30, 2024 we recognized total net other income of $8,000 as compared to $0.1 million for the three months ended September 30, 2023. Total net other income for the three months ended September 30, 2024 and 2023 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.8 million for the three months ended September 30, 2024, as compared to $0.2 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was 29.2% compared to 24.1% for the three months ended September 30, 2023.
The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2025 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
Liquidity and Capital Resources
Liquidity
Our primary liquidity and capital resource requirements are to finance the cost of our planned operating expenses and working capital (principally inventory purchases), fund capital expenditures, and service our debt, which includes any outstanding balances under our credit facility. We have generally relied on cash flow from operations to fund operating activities and we have, at times, incurred long-term debt in order to fund stock repurchases and strategic transactions.
As of September 30, 2024, our available liquidity was $14.6 million, which consisted of available cash and cash equivalents. This represents a decrease of $2.3 million from the $16.9 million in cash and cash equivalents as of June 30, 2024.
During the three months ended September 30, 2024, our net cash used by operating activities was $0.6 million as compared to net cash provided by operating activities of $4.8 million during the three months ended September 30, 2023.
During the three months ended September 30, 2024, our net cash used in investing activities was $0.3 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2023, our net cash used in investing activities was $1.1 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2024 was $1.8 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan. Cash used in financing activities during the three months ended September 30, 2023 was $6.7 million as a result of our payment of cash dividends, which consisted of a special one-time dividend, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our employee stock purchase plan and stock option exercises.
At September 30, 2024 and June 30, 2024, the total amount of our foreign subsidiary cash was $7.2 million and $7.3 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2024, we had working capital (current assets minus current liabilities) of $16.7 million, compared to working capital of $15.3 million at June 30, 2024. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
Capital Resources
Shelf Registration Statement
On March 31, 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) that was declared effective on April 6, 2023, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our 2023 Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies or businesses.
2024 Credit Facility
On April 12, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, we, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, the Continuing and Unconditional Guaranty and the Security and Pledge Agreement, the “2024 Credit Facility”).
In the event we borrow under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date.
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
We operate in and file income tax returns in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations, which are subject to examination by tax authorities. The complexity of our global structure requires specialized knowledge and judgment in determining the application of tax laws in various jurisdictions. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2024.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2024, filed on August 28, 2024. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended

September 30, 2024. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	37,396	$7.04	37,396	$20,158,126
August 1 - August 31	54,180	$8.17	54,180	$19,715,233
September 1 - September 30	48,304	$8.44	48,304	$19,307,478
Total	139,880		139,880
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dates as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and June 30, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	October 29, 2024	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2024	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)