Form 10-Q
period 2024-12-31
Lifevantage Corp
filed 2025-02-05
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 4, 2025 was 12,551,281.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2024	June 30, 2024
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$21,595	$16,886
Accounts receivable	2,087	2,949
Income tax receivable	—	313
Inventory, net	17,467	15,055
Prepaid expenses and other	4,641	2,443
Total current assets	45,790	37,646

Property and equipment, net	7,136	7,813
Right-of-use assets	8,915	9,569
Intangible assets, net	257	323
Deferred income tax asset	5,784	4,268
Other long-term assets	645	680
TOTAL ASSETS	$68,527	$60,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,757	$5,853
Commissions payable	7,944	6,569
Income tax payable	660	202
Lease liabilities	1,886	1,811
Other accrued expenses	11,302	7,874
Total current liabilities	27,549	22,309

Long-term lease liabilities	10,883	11,801
Other long-term liabilities	206	198
Total liabilities	38,638	34,308
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,550 and 12,510 issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	1	1
Additional paid-in capital	138,171	136,644
Accumulated deficit	(106,478)	(108,738)
Accumulated other comprehensive loss	(1,805)	(1,916)
Total stockholders’ equity	29,889	25,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,527	$60,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
(In thousands, except per share data)
Revenue, net	$67,762	$51,624	$114,976	$102,988
Cost of sales	13,195	11,066	22,686	21,246
Gross profit	54,567	40,558	92,290	81,742
Operating expenses:
Commissions and incentives	32,525	21,754	52,830	44,227
Selling, general and administrative	18,614	20,065	33,462	38,027
Total operating expenses	51,139	41,819	86,292	82,254
Operating income (loss)	3,428	(1,261)	5,998	(512)
Other income (expense):
Interest income, net	130	108	189	276
Other income (expense), net	(469)	41	(520)	(47)
Total other income (expense)	(339)	149	(331)	229
Income (loss) before income taxes	3,089	(1,112)	5,667	(283)
Income tax benefit (expense)	(539)	456	(1,291)	256
Net income (loss)	$2,550	$(656)	$4,376	$(27)
Net income (loss) per share:
Basic	$0.21	$(0.05)	$0.36	$—
Diluted	$0.19	$(0.05)	$0.34	$—
Weighted-average shares outstanding:
Basic	12,211	12,612	12,166	12,574
Diluted	13,177	12,612	12,903	12,574
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(680)	$463	$111	$169
Other comprehensive income (loss), net of tax	(680)	463	111	169
Comprehensive income (loss)	$1,870	$(193)	$4,487	$142
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991

Stock-based compensation	—	—	917	—	—	917
Common stock issued under equity award plans	140	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(48)	—	(347)	—	—	(347)
Repurchase of company stock	(140)	—	—	(1,114)	—	(1,114)
Common stock issued under employee stock purchase plan	22	—	133	—	—	133
Cash dividends	—	—	—	(500)	—	(500)
Currency translation adjustment	—	—	—	—	791	791
Net income	—	—	—	1,826	—	1,826
Balances, September 30, 2024	12,484	$1	$137,347	$(108,526)	$(1,125)	$27,697

Stock-based compensation	—	—	1,722	—	—	1,722
Common stock issued under equity award plans	133	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(67)	—	(898)	—	—	(898)
Cash dividends	—	—	—	(502)	—	(502)
Currency translation adjustment	—	—	—	—	(680)	(680)
Net income	—	—	—	2,550	—	2,550
Balances, December 31, 2024	12,550	$1	$138,171	$(106,478)	$(1,805)	$29,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands, except per share data)
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649

Stock-based compensation	—	—	978	—	—	978
Common stock issued under equity award plans	281	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(90)	—	(465)	—	—	(465)
Repurchase of company stock	(145)	—	—	(795)	—	(795)
Common stock issued under employee stock purchase plan	39	—	126	—	—	126
Cash dividends	—	—	—	(5,534)	—	(5,534)
Currency translation adjustment	—	—	—	—	(294)	(294)
Net income	—	—	—	629	—	629
Balances, September 30, 2023	12,707	$1	$134,953	$(104,005)	$(1,655)	$29,294

Stock-based compensation	—	—	750	—	—	750
Exercise of options	—	—	—	—	—	—
Common stock issued under equity award plans	495	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(34)	—	(213)	—	—	(213)
Repurchase of company stock	(288)	—	—	(1,876)	—	(1,876)
Cash dividends	—	—	—	(455)	—	(455)
Currency translation adjustment	—	—	—	—	463	463
Net loss	—	—	—	(656)	—	(656)
Balances, December 31, 2023	12,880	$1	$135,490	$(106,992)	$(1,192)	$27,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2024	2023
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$4,376	$(27)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,603	1,880
Stock-based compensation	2,639	1,728
Non-cash operating lease expense	709	575
Gain on disposal of assets	(4)	—
Amortization of debt discount	16	—
Deferred income tax	(1,516)	(1,627)
Changes in operating assets and liabilities:
Accounts receivable	872	(703)
Income tax receivable	313	7
Inventory, net	(2,473)	1,183
Prepaid expenses and other	(2,207)	970
Other long-term assets	33	61
Accounts payable	(91)	2,641
Income tax payable	458	825
Other accrued expenses	4,787	(491)
Lease liabilities	(899)	(674)
Other long-term liabilities	—	174
Net Cash Provided by Operating Activities	8,616	6,522
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4	—
Purchase of property and equipment	(841)	(1,676)
Net Cash Used in Investing Activities	(837)	(1,676)
Cash Flows from Financing Activities:
Repurchase of company stock	(1,114)	(2,671)
Payment of cash dividends	(1,002)	(5,989)
Shares canceled or surrendered as payment of tax withholding and other	(1,245)	(678)
Proceeds from common stock issued under employee stock purchase plan	133	126
Net Cash Used in Financing Activities	(3,228)	(9,212)
Foreign Currency Effect on Cash	158	92
Increase (decrease) in Cash and Cash Equivalents:	4,709	(4,274)
Cash and Cash Equivalents — beginning of period	16,886	21,605
Cash and Cash Equivalents — end of period	$21,595	$17,331
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$3
Cash paid for income taxes	$2,063	$633
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
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, skin and hair care products, nootropics, and pre- and pro-biotics. The Company's line of scientifically validated dietary supplements includes its flagship Protandim® family of products, the MindBody GLP-1 System™, LifeVantage® Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, PhysIQ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company's line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, its nootropic energy drink mixes.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2024, and the results of operations for the three and six months ended December 31, 2024 and 2023, and the cash flows for the six months ended December 31, 2024 and 2023. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2024 and 2023, net foreign currency losses of approximately $0.5 million and net foreign currency gains of approximately $37,000, respectively, are recorded in other expense, net. For the six months ended December 31, 2024 and 2023, net foreign currency losses of approximately $0.5 million and $0.1 million, respectively, are recorded in other expense, net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2024, the Company had $18.0 million in cash accounts at one financial institution and $3.6 million in accounts at other financial institutions. At June 30, 2024, the Company had $12.6 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. As of December 31, 2024 and June 30, 2024, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2024 and June 30, 2024 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2024 and June 30, 2024 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2024 and 2023.
Inventory
As of December 31, 2024 and June 30, 2024, inventory consisted of (in thousands):

	December 31, 2024		June 30, 2024
Finished goods	$13,900	79.6%	$11,841	78.7%
Raw materials	3,567	20.4%	3,214	21.3%
Total inventory	$17,467	100.0%	$15,055	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.0 million and $1.3 million at December 31, 2024 and June 30, 2024, respectively, related to obsolete and slow-moving inventory.
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

Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the MindBody GLP-1 System™, LifeVantage® Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, PhysIQ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, and AXIO® nootropic energy drink mixes. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $1.4 million and $0.9 million as of December 31, 2024 and June 30, 2024, respectively. The contract liabilities impact to revenue for the three months ended December 31, 2024 and 2023 was a decrease of $0.3 million and an increase of $0.1 million, respectively. The contract liabilities impact to revenue for the six months ended December 31, 2024 and 2023 was a decrease of $0.5 million and $40,000, respectively.
Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2024 and June 30, 2024, the returns liability reserve, net was $0.2 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2024 and 2023 were $0.2 million and $0.1 million, respectively. Research and development expenses for the six months ended December 31, 2024 and 2023 were $0.5 million and $0.3 million, respectively.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options and options under the Company's 2019 Employee Stock Purchase Plan (as amended, the "2019 ESPP"). The determination of the fair value of options is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical data for estimating the expected volatility and expected life of stock options required in the Black-Scholes model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.
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
For the three months ended December 31, 2024 and 2023, the Company recognized income tax expense of $0.5 million and a benefit of $0.5 million, respectively. For the six months ended December 31, 2024 and 2023, the Company recognized income tax expense of $1.3 million and a benefit of $0.3 million, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2024 and 2023, the effects of approximately 0.1 million and 26,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2024 and 2023, the effects of approximately 0.1 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,550	$(656)	$4,376	$(27)
Denominator:
Basic weighted-average common shares outstanding	12,211	12,612	12,166	12,574
Effect of dilutive securities:
Stock awards and options	966	—	737	—
Diluted weighted-average common shares outstanding	13,177	12,612	12,903	12,574
Net income (loss) per share, basic	$0.21	$(0.05)	$0.36	$0.00
Net income (loss) per share, diluted	$0.19	$(0.05)	$0.34	$0.00
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
The following table presents the Company's revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Americas	$57,154	$39,065	$94,046	$77,580
Asia/Pacific & Europe	10,608	12,559	20,930	25,408
Total revenue	$67,762	$51,624	$114,976	$102,988
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
United States	$55,381	$37,219	$90,649	$74,115
Japan	$6,278	$7,314	$12,261	$14,828
The following table presents the Company's long-lived assets for its most significant geographic markets (in thousands):

	December 31, 2024	June 30, 2024
United States	$19,582	$19,216
Japan	$1,879	$1,925
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. ASU 2023-07 is effective for the Company’s annual periods beginning July 1, 2024, and for interim periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The guidance requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for the Company’s annual periods beginning July 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future financial statements.
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to seven years. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.43 years and 3.45%, respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.90 years and 3.46%, respectively.
For the three months ended December 31, 2024 and 2023, operating lease expense was $0.5 million and $0.5 million, respectively. For the six months ended December 31, 2024 and 2023, operating lease expense was $1.0 million and $1.1 million, respectively.
The components of lease expense for the three and six months ended December 31, 2024 and 2023, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense
Operating lease cost	$468	$462	$938	$992
Variable lease cost	33	45	74	94
Short-term lease costs	4	12	9	23
Total lease expense	$505	$519	$1,021	$1,109
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$564	$755	$1,129	$1,090
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$1,502
Maturity of lease liabilities at December 31, 2024 are as follows (in thousands):

Year ended June 30,	Amount
2025 (remaining six months ending June 30, 2025)	$1,142
2026	2,314
2027	2,316
2028	2,045
2029	1,772
Thereafter	4,622
Total	14,211
Less: imputed interest	(1,442)
Present value of lease liabilities	$12,769

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
In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of December 31, 2024, the effective interest rate is 6.49%.
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
As of December 31, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of December 31, 2024, there was no balance outstanding on the 2024 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended December 31, 2024 and 2023, the Company issued 0.1 million and 0.5 million shares of common stock, respectively, under Company stock plans. During the three months ended December 31, 2024 and 2023, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended December 31, 2024 and 2023, 0.1 million and 34,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
During the six months ended December 31, 2024 and 2023, the Company issued 0.3 million and 0.8 million shares of common stock, respectively, under Company stock plans. During the six months ended December 31, 2024 and 2023, the Company issued zero shares of common stock upon the exercise of stock options. During the six months ended December 31, 2024 and 2023, 0.1 million and 0.1 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
On February 17, 2022, the Company's board of directors (the "Board of Directors") approved an amendment to its then-existing share repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three and six months ended December 31, 2024, the Company purchased zero shares and 0.1 million shares of common stock at an aggregate price of zero and $1.1 million, respectively, under this repurchase program. During the three and six months ended December 31, 2023, the Company purchased 0.3 million shares and 0.4 million shares of common stock at an aggregate price of $1.9 million and $2.7 million, respectively, under this repurchase program. At December 31, 2024, there was $19.3 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2024, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.
Dividends
In August 2024, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on September 17, 2024 to stockholders of record on September 9, 2024. In October 2024, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on December 16, 2024 to stockholders of record on December 2, 2024. Cash dividends for the three and six months ended December 31, 2024 totaled $0.5 million and $1.0 million, respectively. Cash dividends for the three and six months ended December 31, 2023 totaled $0.5 million and $6.0 million, or $0.035 and $0.47 per share, respectively.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company's earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company's Board of Directors adopted, and the Company's stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022 and November 2023, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, and 1,138,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of December 31, 2024, an aggregate of 5.1 million shares of the Company's common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.
As of December 31, 2024, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company's common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.
Employee Stock Purchase Plan
General. The Company's 2019 ESPP was adopted by the Company's Board of Directors in September 2018 and the Company's stockholders approved it in November 2018. In August 2024, the Board of Directors approved an amendment to the 2019 ESPP to increase the share reserve thereunder by 0.4 million shares, which amendment and increase was approved by the Company’s stockholders in November 2024. The 2019 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of December 31, 2024, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
Purchase Price. Employees may purchase each share of common stock under the 2019 ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee's contributions to the 2019 ESPP are limited to 15% of their regular hourly or salary compensation, and up to a maximum of 3,000 shares may be purchased during any offering period. A participant shall not be granted an option under the 2019 ESPP if such option would permit the participant's rights to purchase stock to accrue at a rate exceeding $25,000 grant date fair market value of stock for each calendar year in which such option is outstanding at any time.
Offering Periods. Unless otherwise determined by the compensation committee, the 2019 ESPP will be operated through a series of successive six-month offering periods, which will begin each year on March 1 and September 1.
During the six months ended December 31, 2024 and 2023, approximately 22,000 and 39,000 shares of common stock were issued under the 2019 ESPP, respectively.
Stock-Based Compensation
For the three months ended December 31, 2024 and 2023, compensation of $1.7 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the six months ended December 31, 2024 and 2023, compensation of $2.6 million and $1.7 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2024, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
LifeVantage Corporation (the “Company,” “we,” “us,” or “our”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, skin and hair care products, nootropics, and pre- and pro-biotics. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific & Europe region.
The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically validated dietary supplements, the MindBody GLP-1 System™, LifeVantage® Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, Daily Wellness, D3+, PhysIQ Fat Burn and Prebiotic dietary supplements, our line of TrueScience® skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, and AXIO®, our nootropic energy drink mixes;
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
Our Products
Our products are the Protandim® line of scientifically validated dietary supplements, the new MindBody GLP-1 System™, LifeVantage® Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, and PhysIQ Fat Burn and Prebiotic dietary supplements, TrueScience®, our line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, and AXIO®, our nootropic energy drink mixes. The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer®

was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity, and mood. Use of the three Protandim® products together, marketed as the Protandim® Tri-Synergizer®, has been shown to produce synergistic benefits greater than using the single products on their own. Our new MindBody GLP-1 System™ is a dietary supplement that combines two products MB Core™ and MB Enhance™ designed to support weight loss and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis. LifeVantage® Omega+ is a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system. LifeVantage® ProBio is a dietary supplement designed to support optimal digestion and immune system function. LifeVantage® Daily Wellness is a dietary supplement designed to support immune health. IC Bright® is a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns. PhysIQ Fat Burn is a dietary supplement designed to support weight management, and PhysIQ Prebiotic is a dietary supplement designed to support a healthy digestive tract. Our Nrf2 enhanced TrueScience® line of anti-aging skin and hair care products includes TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® TrueTone Perfecting Lotion, TrueScience® TrueProtect Daily Mineral Sunstick SPF 30, TrueScience® Perfecting Lotion, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. AXIO® is our line of our nootropic energy drink mixes formulated to promote alertness and support mental performance. We believe our significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2024, our stack strategy evolved with a focus on the brand message of Activation with three stacks that tell the unique LifeVantage Activation story from an inside-out approach. This builds upon the synergistic benefits that were demonstrated in fiscal year 2023 with our Healthy Glow Essentials stack. The Inside-Out Activation Duo features Nrf2 Synergizer® and TrueScience® TrueRenew Daily Firming Complex. This duo activates antioxidants for good health on the inside and a cleaner, kinder retinol alternative for skin that looks and feels healthy and youthful on the outside. The LifeVantage Activation Essentials Stack contains Nrf2 Synergizer® TrueScience® Liquid Collagen, and TrueScience® TrueRenew Daily Firming Complex. Finally, our Healthy Glow + Activated Skin Care Collection contains Nrf2 Synergizer®, TrueScience® Liquid Collagen, and the full Activated Skin Care Collection. To build upon the energy created by our U.S. launch of MindBody GLP-1 System™ in October 2024, we introduced the Healthy Weight Stack containing the MindBody GLP-1 System™ and Protandim® Nrf2 Synergizer®, the Executive Stack containing the MindBody GLP-1 System™, TrueScience® Liquid Collagen, Protandim® Nrf2 Synergizer®, AXIO®, PhyisIQ Fat Burn and TrueScience® True Renew, the Premium Stack containing the MindBody GLP-1 System™, Protandim® Nrf2 Synergizer®, and TrueScience® Liquid Collagen and the Healthy Weight Pro Stack containing the MindBody GLP-1 System™, Protandim® Nrf2 Synergizer®, AXIO® and PhyisIQ Fat Burn. We continue to offer other popular packs such as the Vitality Stack (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio), the Ultimate Stack (Vitality Stack + Protandim® NAD Synergizer® and PhysIQ Prebiotic), and the Protandim® Tri-Synergizer™ (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®).
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants
On March 1, 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. On November 1, 2024 we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico and Europe markets.
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

	As of December 31,
	2024		2023		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	35,000	67.3%	32,000	62.7%	3,000	9.4%
Asia/Pacific & Europe	17,000	32.7%	19,000	37.3%	(2,000)	(10.5)%
Total Active Independent Consultants	52,000	100.0%	51,000	100.0%	1,000	2.0%

Active Customers
Americas	80,000	85.1%	63,000	78.8%	17,000	27.0%
Asia/Pacific & Europe	14,000	14.9%	17,000	21.2%	(3,000)	(17.6)%
Total Active Customers	94,000	100.0%	80,000	100.0%	14,000	17.5%

Active Accounts
Americas	115,000	78.8%	95,000	72.5%	20,000	21.1%
Asia/Pacific & Europe	31,000	21.2%	36,000	27.5%	(5,000)	(13.9)%
Total Active Accounts	146,000	100.0%	131,000	100.0%	15,000	11.5%

Results of Operations
Three and Six Months Ended December 31, 2024 and 2023
Revenue. We generated net revenue of $67.8 million and $51.6 million during the three months ended December 31, 2024 and 2023, respectively. We generated net revenue of $115.0 million and $103.0 million during the six months ended December 31, 2024 and 2023, respectively. The increase in revenue for the three and six months ended December 31, 2024 was primarily driven by sales of our MindBody GLP-1 System™, which launched in the U.S. market in October 2024. Foreign currency fluctuations negatively impacted our revenue by $0.3 million, or 0.6%, and $0.5 million or 0.5%, during the three and six months ended December 31, 2024.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2024 and 2023 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
United States	$55,381	$37,219	48.8%	$90,649	$74,115	22.3%
Other	1,773	1,846	(4.0)%	3,397	3,465	(2.0)%
Americas Total	$57,154	$39,065	46.3%	$94,046	$77,580	21.2%
Revenue in the Americas region for the three and six months ended December 31, 2024 increased $18.1 million, or 46.3%, and $16.5 million, or 21.2%, respectively from the prior year periods. In October 2024, we launched our MindBody GLP-1 System™ in the United States. The increase in revenue for the three and six months ended December 31, 2024 was primarily driven by sales of our MindBody GLP-1 System™. The increase in revenue from our MindBody GLP-1 System™ was offset slightly by decreases in other product lines. With this new launch, total Active Accounts increased 21.1% in the region compared to the prior year period.

Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2024 and 2023 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Japan	$6,278	$7,314	(14.2)%	$12,261	$14,828	(17.3)%
Australia & New Zealand	1,660	2,071	(19.8)%	3,321	4,409	(24.7)%
Greater China	716	771	(7.1)%	1,394	1,198	16.4%
Other	1,954	2,403	(18.7)%	3,954	4,973	(20.5)%
Asia/Pacific & Europe Total	$10,608	$12,559	(15.5)%	$20,930	$25,408	(17.6)%
Revenue in the Asia/Pacific & Europe region decreased $2.0 million, or 15.5%, and $4.5 million, or 17.6%, respectively, for the three and six months ended December 31, 2024, as compared to the prior year periods. Total Active Accounts in the region decreased 13.9% compared to the prior year period. Decreases in total Active Accounts, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.2 million, or 1.8%, and $0.4 million, or 1.4%, during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.2 million, or 2.9%, and $0.4 million, or 2.6%, during the three and six months ended December 31, 2024, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan decreased 11.3% and 14.8% for the three and six months ended December 31, 2024, respectively, as compared to the prior year periods. The decrease in revenue on a constant currency basis in Japan during three and six months ended December 31, 2024 was due to decreases in in our Active Accounts in that region of 10.6% in each period, respectively. The decrease was coupled with a decrease in the average revenue per account, primarily from a decrease in TrueScience® Liquid Collagen related revenue. Revenue related to TrueScience® Liquid Collagen was approximately $0.7 million and $1.4 million for the three and six months ended December 31, 2024, respectively, compared to $1.8 million and $2.9 million in the prior year periods, respectively.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally, including our MindBody GLP-1 System™, during the second half of fiscal year 2025 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Cost of Sales. Cost of sales were $13.2 million and $11.1 million for the three months ended December 31, 2024 and 2023, respectively, resulting in gross profit percentages of 80.5% and 78.6%, respectively. Cost of sales were $22.7 million and $21.2 million for the six months ended December 31, 2024 and 2023, respectively, resulting in gross profit percentages of 80.3% and 79.4%, respectively. The decrease in cost of sales as a percentage of revenue is primarily due to a shift in product sales mix, lower inventory obsolescence expense, and lower inventory variance expenses during the three and six months ended December 31, 2024.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2024 were $32.5 million, or 48.0%, of revenue as compared to $21.8 million, or 42.1%, of revenue for the three months ended December 31, 2023. Commissions and incentives expenses during the six months ended December 31, 2024 were $52.8 million, or 45.9%, of revenue as compared to $44.2 million, or 42.9%, of revenue for the six months ended December 31, 2023. The increase in commissions and incentives expenses as a percentage of revenue compared to the prior year period is due to higher qualifications within existing promotional and incentive programs and changes in the sales mix within our Active Accounts between our independent consultants and customers.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2024 were $18.6 million, or 27.5%, of revenue as compared to $20.1 million, or 38.9%, of revenue for the three months ended December 31, 2023. Selling, general and administrative expenses during the six months ended December 31, 2024 were $33.5 million, or 29.1%, of revenue as compared to $38.0 million, or 36.9%, of revenue for the six months ended December 31, 2023. The decrease in selling, general and administrative expenses as a percentage of revenue during the three and six months ended December 31, 2024 compared to the prior year period is primarily due to decreased proxy contest related expenses, the termination of our endorsement agreement with Real Salt Lake in December 2023, and timing of our annual convention. These decreases were partially offset by increases in the variable portion of employee related compensation expenses.
Total Other Income (Expense). During the three months ended December 31, 2024 we recognized total net other expense of $0.3 million as compared to total net other income of $0.1 million for the three months ended December 31, 2023. During the six months ended December 31, 2024 we recognized total net other expense of $0.3 million as compared to total net other income of $0.2 million for the six months ended December 31, 2023. Total net other income (expense) for the three and six months ended December 31, 2024 and 2023 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.5 million and $1.3 million for the three and six months ended December 31, 2024, as compared to an income tax benefit $0.5 million and $0.3 million for the three and six months ended December 31, 2023. The effective tax rate for the three and six months ended December 31, 2024 was 17.4% and 22.8%, respectively, compared to 41.0% and 90.5% for the three and six months ended December 31, 2023, respectively.
The change in the effective tax rate for the three and six months ended December 31, 2024 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
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
As of December 31, 2024, our available liquidity was $21.6 million, which consisted of available cash and cash equivalents. This represents an increase of $4.7 million from the $16.9 million in cash and cash equivalents as of June 30, 2024.
During the six months ended December 31, 2024, our net cash provided by operating activities was $8.6 million as compared to $6.5 million during the six months ended December 31, 2023.
During the six months ended December 31, 2024, our net cash used in investing activities was $0.8 million, as a result of the purchase of fixed assets. During the six months ended December 31, 2023, our net cash used in investing activities was $1.7 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2024 was $3.2 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the "2019 ESPP"). Cash used in financing activities during the six months ended December 31, 2023 was $9.2 million as a result of our payment of cash dividends, which consisted of a special one-time dividend, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP and stock option exercises.
At December 31, 2024 and June 30, 2024, the total amount of our foreign subsidiary cash was $5.5 million and $7.3 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2024, we had working capital (current assets minus current liabilities) of $18.2 million, compared to working capital of $15.3 million at June 30, 2024. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2024.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended December 31, 2024. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	$19,307,478
November 1 - November 31	—	$—	—	$19,307,478
December 1 - December 30	—	$—	—	$19,307,478
Total	—		—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dated as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant, filed November 18, 2024	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2024.

10.1	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on September 20, 2024.

10.2	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed on September 20, 2024.

10.3	Evolve Compensation Plan (United States), as amended on November 1, 2024	Filed herewith.

10.4	Evolve Compensation Plan (Australia), as amended on November 1, 2024	Filed herewith.

10.5	Evolve Compensation Plan (New Zealand), as amended on November 1, 2024	Filed herewith.

10.6	Evolve Compensation Plan (Japan), as amended on November 1, 2024	Filed herewith.

10.7	Evolve Compensation Plan (Canada), as amended on November 1, 2024	Filed herewith.

10.8	Evolve Compensation Plan (Mexico), as amended on November 1, 2024	Filed herewith.

10.9	Evolve Compensation Plan (UK), as amended on November 1, 2024	Filed herewith.

10.10	Evolve Compensation Plan (EU), as amended on November 1, 2024	Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2024 and June 30, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 5, 2025	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2025	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)