Form 10-Q
period 2025-03-31
Lifevantage Corp
filed 2025-05-06
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 5, 2025 was 12,588,183.

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
•Disruptions in our information technology (“IT”) systems, including as a result of cybersecurity incidents;
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
•Inability of share repurchase program to enhance long-term stockholder value;
•Risk of additional shares issued diluting voting power of current outstanding common stock or causing decline in stock price;
•Potential delisting of our common stock due to non-compliance with Nasdaq’s continued listing requirements;
•Risks related to being a smaller reporting company;
•Limitations for disputes, mergers, tender offers, or proxy contests under Delaware law;
•Expensive and time consuming legal proceedings;
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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	June 30, 2024
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$22,469	$16,886
Accounts receivable	3,240	2,949
Income tax receivable	—	313
Inventory, net	22,221	15,055
Prepaid expenses and other	6,184	2,443
Total current assets	54,114	37,646

Property and equipment, net	6,730	7,813
Right-of-use assets	8,607	9,569
Intangible assets, net	224	323
Deferred income tax asset	6,888	4,268
Other long-term assets	674	680
TOTAL ASSETS	$77,237	$60,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,038	$5,853
Commissions payable	8,175	6,569
Income tax payable	955	202
Lease liabilities	1,933	1,811
Other accrued expenses	14,482	7,874
Total current liabilities	32,583	22,309

Long-term lease liabilities	10,425	11,801
Other long-term liabilities	218	198
Total liabilities	43,226	34,308
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,581 and 12,510 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	1	1
Additional paid-in capital	139,068	136,644
Accumulated deficit	(103,511)	(108,738)
Accumulated other comprehensive loss	(1,547)	(1,916)
Total stockholders’ equity	34,011	25,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,237	$60,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
(In thousands, except per share data)
Revenue, net	$58,440	$48,245	$173,416	$151,233
Cost of sales	11,113	10,172	33,799	31,418
Gross profit	47,327	38,073	139,617	119,815
Operating expenses:
Commissions and incentives	26,208	19,714	79,038	63,941
Selling, general and administrative	17,066	16,425	50,528	54,452
Total operating expenses	43,274	36,139	129,566	118,393
Operating income	4,053	1,934	10,051	1,422
Other income (expense):
Interest income, net	131	76	320	352
Other expense, net	(4)	(89)	(524)	(135)
Total other income (expense)	127	(13)	(204)	217
Income before income taxes	4,180	1,921	9,847	1,639
Income tax expense	(710)	(262)	(2,001)	(7)
Net income	$3,470	$1,659	$7,846	$1,632
Net income per share:
Basic	$0.28	$0.13	$0.64	$0.13
Diluted	$0.26	$0.13	$0.60	$0.13
Weighted-average shares outstanding:
Basic	12,350	12,424	12,227	12,525
Diluted	13,300	12,986	12,985	13,010
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$258	$(529)	$369	$(360)
Other comprehensive income (loss), net of tax	258	(529)	369	(360)
Comprehensive income	$3,728	$1,130	$8,215	$1,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991

Stock-based compensation	—	—	917	—	—	917
Common stock issued under equity award plans	140	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(48)	—	(347)	—	—	(347)
Repurchase of company stock	(140)	—	—	(1,114)	—	(1,114)
Common stock issued under employee stock purchase plan	22	—	133	—	—	133
Cash dividends	—	—	—	(500)	—	(500)
Currency translation adjustment	—	—	—	—	791	791
Net income	—	—	—	1,826	—	1,826
Balances, September 30, 2024	12,484	$1	$137,347	$(108,526)	$(1,125)	$27,697

Stock-based compensation	—	—	1,722	—	—	1,722
Common stock issued under equity award plans	133	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(67)	—	(898)	—	—	(898)
Cash dividends	—	—	—	(502)	—	(502)
Currency translation adjustment	—	—	—	—	(680)	(680)
Net income	—	—	—	2,550	—	2,550
Balances, December 31, 2024	12,550	$1	$138,171	$(106,478)	$(1,805)	$29,889

Stock-based compensation	—	—	1,521	—	—	1,521
Common stock issued under equity award plans	53	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(44)	—	(771)	—	—	(771)
Common stock issued under employee stock purchase plan	22	—	147	—	—	147
Cash dividends	—	—	—	(503)	—	(503)
Currency translation adjustment	—	—	—	—	258	258
Net income	—	—	—	3,470	—	3,470
Balances, March 31, 2025	12,581	$1	$139,068	$(103,511)	$(1,547)	$34,011
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
(In thousands)
Cash Flows from Operating Activities:
Net income	$7,846	$1,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,406	2,775
Stock-based compensation	4,160	2,524
Non-cash operating lease expense	1,068	920
Gain on disposal of assets	(4)	—
Amortization of debt discount	24	—
Deferred income tax	(2,620)	(1,936)
Changes in operating assets and liabilities:
Accounts receivable	(237)	(552)
Income tax receivable	313	(118)
Inventory, net	(7,076)	725
Prepaid expenses and other	(3,727)	1,983
Other long-term assets	10	59
Accounts payable	1,169	3,385
Income tax payable	753	772
Other accrued expenses	8,124	(1,549)
Lease liabilities	(1,365)	(1,120)
Other long-term liabilities	—	115
Net Cash Provided by Operating Activities	10,844	9,615
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4	—
Purchase of property and equipment	(1,172)	(1,967)
Net Cash Used in Investing Activities	(1,168)	(1,967)
Cash Flows from Financing Activities:
Repurchase of company stock	(1,114)	(4,599)
Payment of cash dividends	(1,505)	(6,437)
Shares canceled or surrendered as payment of tax withholding and other	(2,016)	(911)
Proceeds from common stock issued under employee stock purchase plan	280	271
Net Cash Used in Financing Activities	(4,355)	(11,676)
Foreign Currency Effect on Cash	262	(200)
Increase (decrease) in Cash and Cash Equivalents:	5,583	(4,228)
Cash and Cash Equivalents — beginning of period	16,886	21,605
Cash and Cash Equivalents — end of period	$22,469	$17,377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$5
Cash paid for income taxes	$3,585	$1,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (“LifeVantage” or the “Company”) as of and for the year ended June 30, 2024 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 28, 2024.
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
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, skin and hair care products, nootropics, and pre- and pro-biotics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, the MindBody GLP-1 System™, LifeVantage® Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, PhysIQ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, its nootropic energy drink mixes.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2025, and the results of operations for the three and nine months ended March 31, 2025 and 2024, and the cash flows for the nine months ended March 31, 2025 and 2024. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Use of Estimates
The Company prepares the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these statements, the Company is required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, the Company reviews its estimates, including, but not limited to, those related to inventory valuation and obsolescence, sales returns, income taxes and tax valuation reserves, transfer pricing methodology and positions, impairment of assets, share-based compensation, and loss contingencies.
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2025 and 2024, net foreign currency losses of approximately $3,000 and $0.1 million, respectively, are recorded in other expense, net. For the nine months ended March 31, 2025 and 2024, net foreign currency losses of approximately $0.5 million and $0.2 million, respectively, are recorded in other expense, net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2025, the Company had $19.3 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. At June 30, 2024, the Company had $12.6 million in cash accounts at one financial institution and $4.3 million in accounts at other financial institutions. As of March 31, 2025 and June 30, 2024, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of March 31, 2025 and June 30, 2024 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2025 and June 30, 2024 is not necessary. No bad debt expense was recorded during the three and nine months ended March 31, 2025 and 2024.
Inventory
As of March 31, 2025 and June 30, 2024, inventory consisted of (in thousands):

	March 31, 2025		June 30, 2024
Finished goods	$18,799	84.6%	$11,841	78.7%
Raw materials	3,422	15.4%	3,214	21.3%
Total inventory	$22,221	100.0%	$15,055	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $1.0 million and $1.3 million at March 31, 2025 and June 30, 2024, respectively, related to obsolete and slow-moving inventory.
Fair Value of Financial Instruments
The Company accounts for assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the fair-value hierarchy below. This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $1.3 million and $0.9 million as of March 31, 2025 and June 30, 2024, respectively. The contract liabilities impact to revenue for the three months ended March 31, 2025 and 2024 was a increase of $0.1 million and an increase of $0.2 million, respectively. The contract liabilities impact to revenue for the nine months ended March 31, 2025 and 2024 was a decrease of $0.5 million and $0.1 million, respectively.
Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of March 31, 2025 and June 30, 2024, the returns liability reserve, net was $0.2 million and $0.1 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2025 and 2024 were $0.4 million and $0.2 million, respectively. Research and development expenses for the nine months ended March 31, 2025 and 2024 were $1.0 million and $0.5 million, respectively.
Leases
The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options and options under the Company’s 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). The determination of the fair value of options is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical data for estimating the expected volatility and expected life of stock options required in the Black-Scholes model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.
The fair value of restricted stock grants, including performance restricted stock units that include non-market based performance conditions, is based on the closing market price of the Company’s stock on the date of grant less the Company’s expected dividend yield. The Company recognizes compensation costs for awards with performance conditions when it concludes it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each balance sheet date and adjusts compensation costs accordingly.
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
For the three months ended March 31, 2025 and 2024, the Company recognized income tax expense of $0.7 million and $0.3 million, respectively. For the nine months ended March 31, 2025 and 2024, the Company recognized income tax expense of $2.0 million and $7,000, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended March 31, 2025 and 2024, the effects of approximately zero and 8,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2025 and 2024, the effects of approximately 0.1 million and 34,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$3,470	$1,659	$7,846	$1,632
Denominator:
Basic weighted-average common shares outstanding	12,350	12,424	12,227	12,525
Effect of dilutive securities:
Stock awards and options	950	562	758	485
Diluted weighted-average common shares outstanding	13,300	12,986	12,985	13,010
Net income per share, basic	$0.28	$0.13	$0.64	$0.13
Net income per share, diluted	$0.26	$0.13	$0.60	$0.13
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
The following table presents the Company’s revenue disaggregated by these two geographic regions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Americas	$48,201	$37,215	$142,246	$114,795
Asia/Pacific & Europe	10,239	11,030	31,170	36,438
Total revenue	$58,440	$48,245	$173,416	$151,233
Additional information as to the Company’s revenue from operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
United States	$46,433	$35,333	$137,082	$109,448
Japan	$6,239	$6,223	$18,499	$21,051
The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	March 31, 2025	June 30, 2024
United States	$20,094	$19,216
Japan	$1,844	$1,925
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. ASU 2023-07 is effective for the Company’s annual periods beginning July 1, 2024, and for interim periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for the Company’s annual periods beginning July 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to seven years. As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.20 years and 3.43%, respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.90 years and 3.46%, respectively.
For the three months ended March 31, 2025 and 2024, operating lease expense was $0.5 million and $0.5 million, respectively. For the nine months ended March 31, 2025 and 2024, operating lease expense was $1.5 million and $1.6 million, respectively.
The components of lease expense for the three and nine months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense
Operating lease cost	$468	$459	$1,406	$1,451
Variable lease cost	44	42	118	136
Short-term lease costs	1	12	10	35
Total lease expense	$513	$513	$1,534	$1,622
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$573	$560	$1,703	$1,651
Right-of-use assets obtained in exchange for lease obligations	$—	$265	$—	$1,767
Maturity of lease liabilities at March 31, 2025 are as follows (in thousands):

Year ended June 30,	Amount
2025 (remaining three months ending June 30, 2025)	$576
2026	2,332
2027	2,333
2028	2,061
2029	1,772
Thereafter	4,621
Total	13,695
Less: imputed interest	(1,337)
Present value of lease liabilities	$12,358

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
In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of March 31, 2025, the effective interest rate is 6.41%.
The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantor, and by a pledge of the membership interests of the Company’s subsidiaries, as further provided for in the Security and Pledge Agreement. Pursuant to the Continuing and Unconditional Guaranty, the Guarantor guarantees and promises to pay promptly to the Lender all indebtedness of the Company when due.
The Loan Agreement contains customary covenants, both affirmative and negative, that, among other things, restrict the Company’s ability to deal with the Company’s assets outside of the ordinary course, incur additional indebtedness, grant liens on the Company’s assets, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, and enter into consolidations, mergers or other combinations. The Loan Agreement requires that the Company maintain specified financial ratios and satisfy certain financial condition tests.
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
As of March 31, 2025, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of March 31, 2025, there was no balance outstanding on the 2024 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended March 31, 2025 and 2024, the Company issued 0.1 million and 0.1 million shares of common stock, respectively, under Company stock plans. During the three months ended March 31, 2025 and 2024, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended March 31, 2025 and 2024, 44,000 and 38,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
During the nine months ended March 31, 2025 and 2024, the Company issued 0.3 million and 0.9 million shares of common stock, respectively, under Company stock plans. During the nine months ended March 31, 2025 and 2024, the Company issued zero shares of common stock upon the exercise of stock options. During the nine months ended March 31, 2025 and 2024, 0.2 million and 0.2 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
On February 17, 2022, the Company’s board of directors (the “Board of Directors”) approved an amendment to its then-existing share repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three and nine months ended March 31, 2025, the Company purchased zero shares and 0.1 million shares of common stock at an aggregate price of zero and $1.1 million, respectively, under this repurchase program. During the three and nine months ended March 31, 2024, the Company purchased 0.3 million shares and 0.7 million shares of common stock at an aggregate price of $1.9 million and $4.6 million, respectively, under this repurchase program. At March 31, 2025, there was $19.3 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of March 31, 2025, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.
Dividends
In August 2024, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on September 17, 2024 to stockholders of record on September 9, 2024. In October 2024, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on December 16, 2024 to stockholders of record on December 2, 2024. In February 2025, the Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock to be paid on March 17, 2025 to stockholders of record on March 3, 2025. Cash dividends for the three and nine months ended March 31, 2025 totaled $0.5 million and $1.5 million, or $0.04 and $0.12 per share, respectively. Cash dividends for the three and nine months ended March 31, 2024 totaled $0.4 million and $6.4 million, or $0.035 and $0.505 per share, respectively.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022 and November 2023, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, and 1,138,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of March 31, 2025, an aggregate of 5.1 million shares of the Company’s common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.

As of March 31, 2025, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.
Employee Stock Purchase Plan
General. The Company’s 2019 ESPP was adopted by the Board of Directors in September 2018 and the Company’s stockholders approved it in November 2018. In August 2024, the Board of Directors approved an amendment to the 2019 ESPP to increase the share reserve thereunder by 0.4 million shares, which amendment and increase was approved by the Company’s stockholders in November 2024. The 2019 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of March 31, 2025, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
Purchase Price. Employees may purchase each share of common stock under the 2019 ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s contributions to the 2019 ESPP are limited to 15% of their regular hourly or salary compensation, and up to a maximum of 3,000 shares may be purchased during any offering period. A participant shall not be granted an option under the 2019 ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate exceeding $25,000 grant date fair market value of stock for each calendar year in which such option is outstanding at any time.
Offering Periods. Unless otherwise determined by the compensation committee, the 2019 ESPP will be operated through a series of successive six-month offering periods, which will begin each year on March 1 and September 1.
During the three months ended March 31, 2025 and 2024, approximately 22,000 and 25,000 shares of common stock were issued under the 2019 ESPP, respectively. During the nine months ended March 31, 2025 and 2024, approximately 44,000 and 64,000 shares of common stock were issued under the 2019 ESPP, respectively.
Stock-Based Compensation
For the three months ended March 31, 2025 and 2024, compensation of $1.5 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the nine months ended March 31, 2025 and 2024, compensation of $4.2 million and $2.5 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
Note 7 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2025, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
Legal Accruals
In addition to commitments and obligations in the ordinary course of business, from time to time, the Company is subject to various claims, pending and potential legal actions, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. Management assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because evaluating legal claims and litigation results are inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, management may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed or asserted against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of a potential liability. Management regularly reviews contingencies to determine the adequacy of financial statement accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable publicity or resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding or publicity related to such could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact of any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Other Matters. In addition to the matters described above, the Company also may become involved in other litigation and regulatory matters incidental to its business and the matters disclosed in this quarterly report on Form 10-Q, including, but not limited to, product liability claims, regulatory actions, employment matters and commercial disputes. The Company intends to defend itself in any such matters and does not currently believe that the outcome of any such matters will have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2024, our stack strategy evolved with a focus on the brand message of Activation with three stacks that tell the unique LifeVantage Activation story from an inside-out approach. This builds upon the synergistic benefits that were demonstrated in fiscal year 2023 with our Healthy Glow Essentials stack. The Inside-Out Activation Duo features Protandim® Nrf2 Synergizer® and TrueScience® TrueRenew Daily Firming Complex. This duo activates antioxidants for good health on the inside and a cleaner, kinder retinol alternative for skin that looks and feels healthy and youthful on the outside. The LifeVantage Activation Essentials Stack contains Protandim® Nrf2 Synergizer® TrueScience® Liquid Collagen, and TrueScience® TrueRenew Daily Firming Complex. Finally, our Healthy Glow + Activated Skin Care Collection contains Protandim® Nrf2 Synergizer®, TrueScience® Liquid Collagen, and the TrueScience® Activated Skin Care Collection, which contains TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer. To build upon the energy created by our U.S. launch of MindBody GLP-1 System™ in October 2024, we introduced the Healthy Weight Stack containing the MindBody GLP-1 System™ and Protandim® Nrf2 Synergizer®, the Executive Stack containing the MindBody GLP-1 System™, TrueScience® Liquid Collagen, Protandim® Nrf2 Synergizer®, AXIO®, PhyisIQ Fat Burn and TrueScience® True Renew, the Premium Stack containing the MindBody GLP-1 System™, Protandim® Nrf2 Synergizer®, and TrueScience® Liquid Collagen and the Healthy Weight Pro Stack containing the MindBody GLP-1 System™, Protandim® Nrf2 Synergizer®, AXIO® and PhysIQ Fat Burn. We continue to offer other popular packs such as the Vitality Stack (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, LifeVantage® Omega+ and LifeVantage® ProBio), and Protandim® Tri-Synergizer® (Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®).
We currently have additional products in development. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants
On March 1, 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. On November 1, 2024 we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. On March 1, 2025, we launched the Evolve Compensation Plan in the Philippines, Taiwan, Hong Kong, and Singapore markets.

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

	As of March 31,
	2025		2024		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	35,000	67.3%	31,000	63.3%	4,000	12.9%
Asia/Pacific & Europe	17,000	32.7%	18,000	36.7%	(1,000)	(5.6)%
Total Active Independent Consultants	52,000	100.0%	49,000	100.0%	3,000	6.1%

Active Customers
Americas	74,000	84.1%	62,000	79.5%	12,000	19.4%
Asia/Pacific & Europe	14,000	15.9%	16,000	20.5%	(2,000)	(12.5)%
Total Active Customers	88,000	100.0%	78,000	100.0%	10,000	12.8%

Active Accounts
Americas	109,000	77.9%	93,000	73.2%	16,000	17.2%
Asia/Pacific & Europe	31,000	22.1%	34,000	26.8%	(3,000)	(8.8)%
Total Active Accounts	140,000	100.0%	127,000	100.0%	13,000	10.2%

Results of Operations
Three and Nine Months Ended March 31, 2025 and 2024
Revenue. We generated net revenue of $58.4 million and $48.2 million during the three months ended March 31, 2025 and 2024, respectively. We generated net revenue of $173.4 million and $151.2 million during the nine months ended March 31, 2025 and 2024, respectively. The increase in revenue for the three and nine months ended March 31, 2025 was primarily driven by sales of our MindBody GLP-1 System™, which launched in the U.S. market in October 2024 and in the Japan market and exclusively to independent consultants in the Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand markets in March 2025. Foreign currency fluctuations negatively impacted our revenue by $0.5 million, or 1.0%, and $1.0 million, or 0.7%, during the three and nine months ended March 31, 2025, respectively.
Americas. The following table sets forth revenue for the three and nine months ended March 31, 2025 and 2024 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
United States	$46,433	$35,333	31.4%	$137,082	$109,448	25.2%
Other	1,768	1,882	(6.1)%	5,164	5,347	(3.4)%
Americas Total	$48,201	$37,215	29.5%	$142,246	$114,795	23.9%
Revenue in the Americas region for the three and nine months ended March 31, 2025 increased $11.0 million, or 29.5%, and $27.5 million, or 23.9%, respectively from the prior year periods. In October 2024, we launched our MindBody GLP-1

System™ in the United States. The increase in revenue for the three and nine months ended March 31, 2025 was primarily driven by sales of our MindBody GLP-1 System™. The increase in revenue from our MindBody GLP-1 System™ was offset slightly by decreases in other product lines. With this new launch, total Active Accounts increased 17.2% in the region compared to the prior year period.
Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2025 and 2024 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Japan	$6,239	$6,223	0.3%	$18,499	$21,051	(12.1)%
Australia & New Zealand	1,543	1,789	(13.8)%	4,864	6,200	(21.5)%
Greater China	670	966	(30.6)%	2,064	2,163	(4.6)%
Other	1,787	2,052	(12.9)%	5,743	7,024	(18.2)%
Asia/Pacific & Europe Total	$10,239	$11,030	(7.2)%	$31,170	$36,438	(14.5)%
Revenue in the Asia/Pacific & Europe region decreased $0.8 million, or 7.2%, and $5.3 million, or 14.5%, respectively, for the three and nine months ended March 31, 2025, as compared to the prior year periods. Total Active Accounts in the region decreased 8.8% compared to the prior year period. In March 2025, we launched our MindBody GLP-1 System™ in Japan and exclusively to our independent consultants in Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand. Decreases in total Active Accounts, along with negative impacts from foreign currency exchange rate fluctuations, have contributed to the overall decrease in revenue within the Asia/Pacific & Europe region while slightly offset by sales of our MindBody GLP-1 System™.
Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.3 million, or 2.5%, and $0.6 million, or 1.7%, during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods, mainly due to currency fluctuations in Japan. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.2 million, or 2.4%, and $0.5 million, or 2.5%, during the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 2.7% and decreased 9.6% for the three and nine months ended March 31, 2025, respectively, as compared to the prior year periods. The increase in revenue on a constant currency basis in Japan during three months ended March 31, 2025 was due the launch of our MindBody GLP-1 System™ in March 2025. The decrease in revenue on a constant currency basis in Japan during the nine months ended March 31, 2025 was due to the overall decrease in our Active Accounts in that region of 2.0% during the period.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally, including our MindBody GLP-1 System™, during the fourth quarter of fiscal year 2025 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Cost of Sales. Cost of sales were $11.1 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively, resulting in gross profit percentages of 81.0% and 78.9%, respectively. Cost of sales were $33.8 million and $31.4 million for the nine months ended March 31, 2025 and 2024, respectively, resulting in gross profit percentages of 80.5% and 79.2%, respectively. The decrease in cost of sales as a percentage of revenue is primarily due to a shift in product sales mix, lower inventory obsolescence expense, and lower inventory variance expenses during the three and nine months ended March 31, 2025.
Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2025 were $26.2 million, or 44.8% of revenue as compared to $19.7 million, or 40.9% of revenue, for the three months ended March 31, 2024. Commissions and incentives expenses during the nine months ended March 31, 2025 were $79.0 million, or 45.6% of revenue, as compared to $63.9 million, or 42.3% of revenue, for the nine months ended March 31, 2024. The increase in commissions and incentives expenses as a percentage of revenue compared to the prior year period is due to higher qualifications within existing promotional and incentive programs and changes in the sales mix within our Active Accounts between our independent consultants and customers.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.

Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2025 were $17.1 million, or 29.2% of revenue, as compared to $16.4 million, or 34.0% of revenue, for the three months ended March 31, 2024. Selling, general and administrative expenses during the nine months ended March 31, 2025 were $50.5 million, or 29.1% of revenue, as compared to $54.5 million, or 36.0% of revenue, for the nine months ended March 31, 2024. The decrease in selling, general and administrative expenses as a percentage of revenue during the three and nine months ended March 31, 2025 compared to the prior year period is primarily due to decreased proxy contest related expenses, the termination of our endorsement agreement with Real Salt Lake in December 2023, and timing of our annual convention. These decreases were partially offset by increases in the variable portion of employee related compensation expenses.
Total Other Income (Expense). During the three months ended March 31, 2025 we recognized total net other income of $0.1 million as compared to total net other loss of $13,000 for the three months ended March 31, 2024. During the nine months ended March 31, 2025 we recognized total net other expense of $0.2 million as compared to total net other income of $0.2 million for the nine months ended March 31, 2024. Total net other income (expense) for the three and nine months ended March 31, 2025 and 2024 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.7 million and $2.0 million for the three and nine months ended March 31, 2025, as compared to an income tax expense of $0.3 million and $7,000 for the three and nine months ended March 31, 2024. The effective tax rate for the three and nine months ended March 31, 2025 was 17.0% and 20.3%, respectively, compared to 13.6% and 0.4% for the three and nine months ended March 31, 2024, respectively.
The change in the effective tax rate for the three and nine months ended March 31, 2025 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
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
As of March 31, 2025, our available liquidity was $22.5 million, which consisted of available cash and cash equivalents. This represents an increase of $5.6 million from the $16.9 million in cash and cash equivalents as of June 30, 2024.
During the nine months ended March 31, 2025, our net cash provided by operating activities was $10.8 million as compared to $9.6 million during the nine months ended March 31, 2024.
During the nine months ended March 31, 2025, our net cash used in investing activities was $1.2 million, as a result of the purchase of fixed assets. During the nine months ended March 31, 2024, our net cash used in investing activities was $2.0 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the nine months ended March 31, 2025 was $4.4 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). Cash used in financing activities during the nine months ended March 31, 2024 was $11.7 million as a result of our payment of cash dividends, including a special one-time dividend, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP and stock option exercises.
At March 31, 2025 and June 30, 2024, the total amount of our foreign subsidiary cash was $6.9 million and $7.3 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At March 31, 2025, we had working capital (current assets minus current liabilities) of $21.5 million, compared to working capital of $15.3 million at June 30, 2024. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2025.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended March 31, 2025. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	$19,307,478
February 1 - February 28	—	$—	—	$19,307,478
March 1 - March 31	—	$—	—	$19,307,478
Total	—		—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On February 10, 2025, Darwin Lewis, a director, adopted a stock purchase plan designed to comply with Rule 10b5-1 under the Exchange Act. The purchase plan, which Mr. Lewis adopted in compliance with restrictions imposed by our Insider Trading Policy, provides for purchase of LifeVantage Corporation common stock, at market price, upon the receipt of quarterly cash dividends, beginning in the fourth quarter of fiscal year 2025 and continuing until the purchase of stock in the second quarter of fiscal year 2026.
On February 10, 2025, Michael Beindorff, a director, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Beindorff adopted in compliance with restrictions imposed by our Insider Trading Policy, provides for sales of shares of LifeVantage Corporation common stock owned by Mr. Beindorff. Total sales on Mr. Beindorff’s behalf under the sales plan are limited to 1,000 shares per month, beginning in May 2025 and continuing through October 2026, and up to a maximum of 18,000 shares may be sold under the plan.
During the three months ended March 31, 2025, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dated as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2023.

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant, filed November 18, 2024	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2024.

10.1	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on September 20, 2024.

10.2	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed on September 20, 2024.

10.3	Evolve Compensation Plan (United States), as amended on November 1, 2024	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.4	Evolve Compensation Plan (Australia), as amended on November 1, 2024	Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.5	Evolve Compensation Plan (New Zealand), as amended on November 1, 2024	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.6	Evolve Compensation Plan (Japan), as amended on November 1, 2024	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.7	Evolve Compensation Plan (Canada), as amended on November 1, 2024	Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.8	Evolve Compensation Plan (Mexico), as amended on November 1, 2024	Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.9	Evolve Compensation Plan (UK), as amended on November 1, 2024	Exhibit 10.9 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.10	Evolve Compensation Plan (EU), as amended on November 1, 2024	Exhibit 10.10 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed on February 5, 2025.

10.11	Evolve Compensation Plan (Philippines)	Filed herewith.

10.12	Evolve Compensation Plan (Taiwan)	Filed herewith.

10.13	Evolve Compensation Plan (Hong Kong)	Filed herewith.

10.14	Evolve Compensation Plan (Singapore)	Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and June 30, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended March 31, 2025 and 2024; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	May 6, 2025	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2025	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)