Form 10-K
period 2025-06-30
Lifevantage Corp
filed 2025-09-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-35647
________________________________________________________________________________

LIFEVANTAGE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0224471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3300 N. Triumph Blvd, Suite 700	84043
Lehi, Utah
(Address of Principal Executive Office)	(Zip Code.)
(801) 432-9000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	LFVN	The Nasdaq Stock Market LLC
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $220.0 million, based on a closing market price of $17.49 per share.
The number of shares of common stock (par value $0.0001) outstanding as of September 3, 2025 was 12,691,009 shares.
________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2026 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding the future performance of our network marketing efforts; statements regarding our expectations regarding ongoing litigation; statements regarding international growth; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission (“SEC”) and common law.
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
•International trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;
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

PART I
ITEM 1 — BUSINESS
Overview
LifeVantage Corporation (the “Company,” “LifeVantage,” “we,” “us,” or “our”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, and Singapore. We also sell our products in a number of countries to customers for personal consumption only.
We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, pre- and pro-biotics, skin and hair care products, and nootropics. Our product lines include: Protandim®, our flagship line of scientifically validated dietary supplements; LifeVantage®, our line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness; PhysIQ™, our Fat Burn and Prebiotic dietary supplements; TrueScience®, our line of skin and hair care products and Liquid Collagen; Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes.
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
Fiscal Year 2025 Highlights
New Product Offerings
In fiscal year 2025, we launched the next evolution in activation, the patent-pending MindBody GLP-1 System™ consisting of MB Core™ and MB Enhance™. With ingredients backed by science and formulas designed to support the body’s natural production of the GLP-1 hormone, the MindBody GLP-1 System™ helps balance signals along the gut-brain axis to turn down food noise, reduce hunger, and quiet cravings over time. The system is designed to help reshape relationships with food for a sustainable way to make the changes necessary to support wellness and weight loss goals. We also launched a new AXIO® limited-edition Tiger’s Blood flavor.
A summary of the various product introductions by market in fiscal year 2025 is as follows:
•In the United States, we introduced the MindBody GLP-1 System™ and an event-exclusive AXIO® limited-edition Tiger’s Blood flavor at our Global Convention in Salt Lake City, Utah. The United States also reintroduced AXIO® Decaf Peach Nectarine as a permanent flavor, TrueScience® TruePout Hydrating Lip Oil as a limited-edition holiday item and Mother’s Day gift with purchase, Protandim® Tri-Synergizer® with an event-exclusive label for Global Convention, and TrueScience® Hand Cream in Coastal Breeze and Mango Blossom, available exclusively through the Rewards Circle loyalty program.
•In Japan, we introduced the MB System™ (an international formulation of the MindBody GLP-1 System™ ) and reintroduced TrueScience® TrueProtect as a limited-edition item during the summer months.
•In Australia and New Zealand, we introduced the MB System™ and TrueScience® Hand Cream in Mango Blossom, available exclusively through the Rewards Circle loyalty program.
•In Canada, we introduced Protandim® NAD Synergizer® and a clean, caffeinated AXIO® in Dragon Fruit flavor.
•In Mexico, Europe, and Taiwan, we introduced the MB System™.

•In Thailand, we launched the MB Set™ (the Thai name for the MB System™).
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
Nutrigenomic Culture & Activating Wellness
We continue to own our message of activation by developing products that empower the body to work as designed with nutrients that activate internal processes to support vibrant health at any age. Nutrigenomics and cellular activation are cutting-edge trends in our industry that support our unique position in the market and leverage our core competencies and existing products. Activation is the guiding principle of our culture and is the key underlying message for our independent consultants and customers. We continue capitalizing on this message by highlighting how LifeVantage has used the concept of activation and expanded it to every aspect of our business, with our brand message of “activating wellness.” By focusing on wellness, we are able to apply activation not only to our products, which support physical, mental, and emotional health, but also our business opportunity, which supports financial, social, and spiritual health. The “activating wellness” message is featured across our communications with our independent consultants and in our brand and marketing materials. In fiscal year 2025, the brand message of activation and “activating wellness” was strengthened by introducing the innovative, patent-pending MindBody GLP-1 System™ consisting of MB Core™ and MB Enhance™. Research from a cell culture study on the active ingredient blends in the MindBody GLP-1 System™ revealed that the two products work together to directly activate the GLP-1 pathway and encourage L-cells to produce more GLP-1 hormone naturally. MB Enhance™ also fuels GLP-1 production indirectly by creating an optimal environment in the gut microbiome. Additionally, when both products are used together, they have been shown to reduce the enzyme that breaks down GLP-1 and help promote an increase in GLP-1 cell receptors.
Red Carpet Program
In fiscal year 2025, we continued to grow through our red-carpet program, which is designed to attract and incentivize experienced direct selling sales leaders to join LifeVantage. Red carpet leaders are identified by our independent consultants who facilitate the relationship between the potential red carpet leader and LifeVantage. Our corporate team does not actively engage in recruiting leaders for the red carpet program. We remain optimistic that this program will help drive long term revenue growth for our business. We have increased red carpet leadership enrollments and hope to see improved retention and active independent consultant and customer counts as a result of this program.
Rewards Circle Loyalty Program
In March 2023, we launched our Rewards Circle customer loyalty program to drive retention in the United States, Australia, New Zealand, and Japan. In February 2024, Rewards Circle was expanded to Canada, Europe, and Mexico. Rewards Circle rewards customers who demonstrate loyalty through subscription purchases with discount credits to redeem on future purchases. In August 2024, Rewards Circle was expanded to also reward independent consultant subscription purchases in the United States, Australia, and New Zealand markets.
Our Competitive Advantages
We believe we have a competitive advantage in several key areas:
•Our Sales Compensation: We believe our sales compensation plan engineered for our independent consultants is one of the more financially rewarding plans in the direct selling industry and in line with direct selling industry standards. Our sales compensation plan also enables independent consultants to earn compensation early and often as they sell our products. Some elements of our sales compensation plan are calculated and paid daily to eligible independent consultants and others are calculated and paid weekly or monthly, allowing new independent consultants to receive their sales commissions more quickly. We believe the ease of more frequent sales commission payments helps us attract and then retain new independent consultants by allowing them to receive their commission payments as soon as possible after making qualified product sales. We also offer a variety of incentives to our independent consultants for achieving specified product sales goals. We believe our sales compensation plan provides motivation for our independent consultants to sell our products to customers and share the business opportunity with other entrepreneurs seeking to begin their own sales business. In 2023, we implemented a new compensation plan for our independent consultants in the United States, Australia, New Zealand and Japan markets. This compensation plan is known as our “Evolve Compensation Plan.” In February 2024, we launched the Evolve Compensation Plan for our independent consultants in the Canada, Mexico, and Europe markets. In November 2024, we launched an optimized version of the Evolve Compensation Plan for our independent consultants in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. In March 2025, we launched the Evolve Compensation Plan for our independent consultants in other markets, including Taiwan, Hong Kong, and Singapore. We plan to roll out the Evolve Compensation Plan in Thailand once we receive the appropriate government approvals.
•Our Products: Our focus is on a differentiated approach to health activation through nutrigenomics and the study of how properly formulated and applied nutrition and naturally occurring compounds affect human genes to support good health. We have developed proprietary and exclusive scientifically validated activation products focused on helping individuals look, feel, and perform better. Our products are the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the new MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+ and Daily Wellness; PhysIQ™ Fat Burn and Prebiotic dietary supplements; the TrueScience® line of skin and hair care products and Liquid Collagen; the Petandim® pet supplement formulated to combat oxidative stress in dogs; and the AXIO® line of nootropic energy drink mixes. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
◦The Protandim® product line includes Protandim® NRF1 Synergizer®, Protandim® Nrf2 Synergizer®, and Protandim® NAD Synergizer®. The Protandim® NRF1 Synergizer® is formulated to increase cellular energy and performance by boosting mitochondria production to improve cellular repair and slow cellular aging. The Protandim® Nrf2 Synergizer® contains a proprietary blend of ingredients and has been shown to combat oxidative stress and enhance energy production by increasing the body’s natural antioxidant protection at the genetic level, inducing the production of naturally occurring protective antioxidant enzymes, including superoxide dismutase, catalase, and glutathione synthase. The Protandim® NAD Synergizer® was specifically formulated to target cell signaling pathways involved in the synthesis and recycling of a specific molecule called NAD (nicotinamide adenine dinucleotide), and it has been shown to double sirtuin activity, supporting increased health, focus, energy, mental clarity, and mood. Use of the three Protandim® products together (marketed as Protandim® Tri-Synergizer®) has been shown to produce “activation synergies” greater than using the individual products on their own.
◦The LifeVantage® product line includes: the new MindBody GLP-1 System™, a dietary supplement that combines two products, MB Core™ and MB Enhance™, which are designed to support weight management and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis; Omega+, a dietary supplement that combines DHA and EPA omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system; ProBio, a dietary supplement designed to support optimal digestion and immune system function; Daily Wellness, a dietary supplement designed to support immune health; IC Bright®, a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns; Rise AM & Reset PM System®, a dietary supplement that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time; and D3+, a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health.
◦PhysIQ™ Fat Burn is a dietary supplement designed to support weight-management. PhysIQ™ Prebiotic is a dietary supplement designed to support a healthy digestive tract.
◦Our TrueScience® line of skin and hair care products includes TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® TrueTone Perfecting Lotion, TrueScience® TrueProtect Daily Mineral Sunstick SPF 30, TrueScience® Perfecting Lotion, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen. TrueScience® Liquid Collagen activates, replenishes, and maintains collagen to support firmness and elasticity from within. It has been shown to have a synergistic effect with Protandim® Nrf2 Synergizer®, helping to break the cellular stress that prevents cells throughout the body from performing optimally.
◦Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
◦AXIO® is our line of nootropic energy drink mixes formulated to promote alertness and support mental performance.
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
•Our Culture: We are committed to creating a culture for our independent consultants, their customers and our employees that focuses on ethical, legal, and transparent business practices. At enrollment, our independent consultants agree to abide by their contract with us, which includes our policies and procedures. These policies and procedures, when followed, are designed to ensure that our independent consultants comply with applicable laws and regulations. Our consultant compliance department monitors the activities of our independent consultants as part of our efforts to enforce our policies and procedures. Similarly, our code of business conduct and ethics sets forth guidelines and expectations for our employees. We believe our ethical, legal, and transparent culture attracts highly qualified employees and independent consultants who share our commitment to these principles.
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
Oxidative Stress Theory of Aging and the Nrf2 Pathway
The oxidative stress theory of aging states that as humans age, we accumulate free radicals and other oxidants. If left unchecked, this oxidative stress can lead to serious consequences to the cell. Oxidative stress can ultimately lead to oxidative damage from attacks and damage to essential biological structures of the cell, which results in compromised cellular function.
Antioxidants are the cell’s primary defense against free radicals and other oxidants. There are two major classes of antioxidants: (1) dietary antioxidants obtained through food and nutritional supplements; and (2) endogenous antioxidants produced by the body. A 2013 review of the scientific literature led by the United States National Institutes of Health’s National Center for Complementary and Integrative Health concluded that “rigorous trials of antioxidant supplements in large numbers of people have not found that high doses of antioxidant supplements prevent disease.” Thus, much attention has shifted to the body’s endogenous antioxidant and detoxification systems. Endogenous antioxidants are antioxidants made by the body and are the primary line of defense against oxidative stress. In general, endogenous antioxidants either prevent oxidants from being formed, or remove them from the body. Endogenous antioxidants form a complex network of antioxidant metabolites and enzymes. These networks work together, throughout the cell, to neutralize oxidants and protect important biological structures from oxidative damage.
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
A major cellular signaling pathway believed to be involved in mitochondrial health is NRF1 (Nuclear Respiratory Factor-1). The NRF1 cellular signaling pathway directly or indirectly regulates a number of genes involved in mitochondrial health, turnover, and biogenesis. NRF1 is a protein believed to activate the expression of key genes involved in metabolism, cellular growth, energy production, and mitochondrial DNA transcription and replication. Together with Nrf2, Nrf1 also provides the essential function of coordinating gene expression between nuclear and mitochondrial genomes. An additional protein shown to support mitochondrial health is PGC1-alpha (peroxisome proliferator activated receptor gamma coactivator-1-alpha). PGC1-alpha has been shown to regulate energy metabolism and is the master regulator of mitochondrial biogenesis and turnover.
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
Other Impacts of Aging - Collagen Depletion
Collagen is a protein that serves as a key structural component in various connective tissues throughout the body. There are 28 types of collagens, but Type I represents 80%-90% of all skin collagen in healthy adults. Type I collagen is produced by a type of cell called fibroblasts. From early adulthood, fibroblast cells become less active and collagen production declines by about 1.0-1.5% a year. Studies show that collagen reaches peak levels in an individual’s late 20’s to early 30’s, followed by a gradual decline that continues with age.
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
•Skin dullness can be caused by a buildup of dead skin and impurities caused by the slowdown of skin cell turnover with age, typically beginning in the 30’s and early 40’s.
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
GLP-1
Glucagon-like peptide-1 (GLP-1) is a naturally occurring hormone primarily secreted by cells in the colon in response to food intake. It plays a key role in regulating blood glucose levels and metabolic health. It also influences multiple physiological systems, including the pancreas, liver, brain, cardiovascular system, and gastrointestinal tract.
GLP-1 activity contributes to appetite regulation and satiety by acting on specific regions of the brain, including reward centers, resulting in reduced food intake and prolonged gastric emptying. These mechanisms make GLP-1 a critical target for metabolic health and weight management.
GLP-1 works by binding to GLP-1 receptors, which are expressed in various tissues. Activation of these receptors initiates signaling pathways that influence insulin release, appetite suppression, cardiovascular tone, and neuroendocrine function. The hormone’s activity is rapidly weakened by the enzyme dipeptidyl peptidase-4 (DPP-4), which breaks down GLP-1 and significantly shortens its half-life. Thus, regulating DPP-4 activity is helpful for maintaining more active GLP-1 in the body for sustained benefits.
In the gastrointestinal system, GLP-1 slows motility and plays a role in the gut-brain axis, potentially impacting mood, reward-related behavior, and cognitive performance. GLP-1 also has cardio and neuroprotective effects.
A holistic approach is necessary to enhance the benefits of GLP-1 to support appetite control, metabolic health, and overall well-being: (1) directly activating GLP-1 production in L-cells; (2) indirect activation by optimizing the gut microbiome to generate short-chain fatty acids that fuel GLP-1 production; (3) creating more GLP-1 receptors on cells throughout the body; (4) reducing expression of DPP4 enzymes to extend the life of GLP-1; and (5) restoring clear and balanced hunger signals along the gut-brain axis through increased neuropeptide activity.
Research and Development
Historically, we have focused our research and development efforts on creating and supporting scientifically validated products under the LifeVantage®, Protandim®, TrueScience®, Petandim®, AXIO®, and PhysIQ™ federation of brands. We anticipate that our future research and development efforts will be focused on creating, developing, and evaluating new products that are consistent with our commitment to provide quality, scientifically validated products that activate and empower the body’s ability to work better. Through our lens of activation and nutrigenomics, we will explore what categories of products and benefits to target and research new ingredients and combinations thereof to develop new products. As we expand, we intend to build on our foundation of activation and nutrigenomics with products that either activate or support the activation of gene or cell pathways targeting specific benefit areas, provide real results, and are an essential and enjoyable part of everyday life. We also intend to continue exploring the synergies of our products to determine what, if any, enhanced or new benefits appear when multiple products are combined as well as ways to expand our product delivery systems. We remain committed to helping people look and feel healthy and vibrant at any age by combating sources of premature aging or declining health.
Product Overview
Protandim® Nrf2 Synergizer®
Protandim® Nrf2 Synergizer® is a dietary supplement that has been shown in clinical trials to reduce the age-dependent increase in markers of oxidative stress and has also been shown to provide substantial benefits to combat the variety of negative health effects linked to oxidative stress.
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
We held multiple U.S. patents related to Protandim® Nrf2 Synergizer® until their expiration in March 2025. We sell Protandim® Nrf2 Synergizer® in three formulas around the world.
Protandim® Nrf2 Synergizer® has been the subject of numerous independent scientific studies at various universities and research facilities including Ohio State University, Louisiana State University, University of Colorado Denver, Virginia Commonwealth University, Colorado State University, Texas Tech University and the National Institute on Aging. The results of these studies have been published in a variety of peer-reviewed scientific journals, including Free Radical Biology & Medicine, Enzyme Research, Circulation-the scientific journal of the American Heart Association, American Journal of Physiology-Lung Cellular and Molecular Physiology, PLoS One, Journal of Dietary Supplements, Molecular Aspects of Medicine, Oxidative Medicine and Cell Longevity, Exercise & Sports Science Reviews, Clinical Pharmacology, the FASEB Journal, and the Journal of Applied Physiology.
We also continue to perform our own research into Protandim® Nrf2 Synergizer® and the synergy with other products in our portfolio. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer® (marketed as Protandim® Tri-Synergizer®), continuing to show how our Protandim® product line is differentiated and unique in the marketplace. We also filed a U.S. Patent application in fiscal year 2023 which, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when used together.
Protandim® NRF1 Synergizer®
Protandim® NRF1 Synergizer® is a dietary supplement which was formulated to strengthen the mitochondria, the powerhouse of all cells, for better cellular health. It is designed to work in tandem with our flagship Protandim® Nrf2 Synergizer® and further enhance the body’s internal ability to naturally produce antioxidants and reduce the effects of cellular stress. Protandim® NRF1 Synergizer® activates NRF1, a protein that regulates the expression of genes involved in mitochondrial DNA transcription, translation and repair. The unique blend of ingredients in Protandim® NRF1 Synergizer® supports the mitochondria to slow cellular aging and increase cellular energy.
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
LifeVantage® MindBody GLP-1 System™
LifeVantage® MindBody GLP-1 System™ is a U.S. patent-pending dietary supplement duo—MB Core™ and MB Enhance™—that is scientifically shown to increase GLP-1 and help bring balance to the gut-brain axis to reduce hunger, cravings, and food noise by activating the GLP-1 pathway, optimizing the gut microbiome to fuel production, and increasing

GLP-1 activity in the body. We filed a U.S. Patent application in October 2025 which, if granted, will protect the combined effects of the MindBody GLP-1 System™.
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
LifeVantage® Rise AM & Reset PM System®
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
PhysIQ™ Fat Burn
PhysIQ™ Fat Burn is a dietary supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management.
PhysIQ™ Prebiotic
PhysIQ™ Prebiotic is a dietary supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism.

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
Our TrueScience® Activated Skin Care Collection includes the following products in a TSA-compliant set: TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, and TrueScience® TrueHydrate Brightening Moisturizer. The system varies slightly in some markets and additional products such as TrueScience® TrueProtect Daily Mineral Sunstick SPF 30 and TrueScience® Perfecting Lotion are available outside of the Collection.
We filed a U.S. Patent application in fiscal year 2023 which, if granted, will protect the combined effects and synergistic benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when used together. Our TrueScience® skin care products leverage our research on Nrf2 activation and oxidative stress in combination with other clinically tested activating ingredients that work multi-mechanistically to target skin concerns at the source through activation.
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

Petandim®
Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation. Petandim® builds upon the active ingredients in Protandim® Nrf2 Synergizer® to reduce oxidative stress and support joint function, mobility and flexibility in dogs. Petandim® received the Quality Seal from the National Animal Supplement Council (“NASC”).
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
In fiscal year 2025, our stack strategy continued to focus on the brand message of activation. During the year, we introduced a number of new stacks to meet customer and independent consultant needs. Prior to the launch of our latest activator, the MindBody GLP-1 System™, we introduced the Kickstart Bundle, which features a selection of products (varies by market) to help prepare the body for GLP-1 activation. Additionally, several stacks were introduced that incorporated the MindBody GLP-1 System™ to offer consumers support for weight management and wellness along with delivering other targeted benefits as part of their activated lifestyle.
We also introduced our Healthy Weight Stack, which includes the MindBody GLP-1 System™ and Protandim® Nrf2 Synergizer®. Results of an in vitro study were released that showed beneficial “activation synergies” when both products were used together, including enhanced fatty acid metabolism, improved defense against oxidative stress, and activation of 22 new genes that help cells make what they need to support organ strength, structure, and signaling.
We continue to offer other popular stacks with products that complement one another with inner activation power for internal benefits that can be felt, external benefits that can be seen, or both.
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
Independent Consultants
An independent consultant in our company is an independent contractor who participates in our direct sales opportunity by enrolling through the independent consultant contract process and selling our products. Independent consultants may purchase our products and sell them to others either directly or through our company. We believe our independent consultants are typically entrepreneurs, who believe in our products and desire to earn income through sales commissions and by building their own business. Many of our independent consultants are attracted by the opportunity to sell unique, scientifically validated products without incurring significant start-up costs. Independent consultants sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent consultants may purchase product from us for individual and family consumption and for demonstrations, samples and retailing opportunities.

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
We define “active independent consultants” as those independent consultants who have purchased product from us for retail sales or personal consumption during the prior three months. We had approximately 51,000 and 49,000 active independent consultants as of each of the fiscal years ended June 30, 2025 and 2024, respectively.
Independent Consultant Compensation
In March 2025, we launched the Evolve Compensation Plan for our independent consultants in several markets including Taiwan, Hong Kong, and Singapore. In November 2024, we launched an optimized version of the Evolve Compensation Plan for our independent consultants in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. In February 2024, we launched the Evolve Compensation Plan for our independent consultants in the Mexico, Canada, and Europe markets. In March 2023, we launched the Evolve Compensation Plan for our independent consultants in the United States, Australia, New Zealand and Japan markets. We plan to roll out this new compensation plan to Thailand once we receive the appropriate government approval.
We believe our sales compensation plan is one of the more financially rewarding in the direct selling industry and in line with direct selling industry standards. Some elements of our sales compensation plan are paid daily, to eligible independent consultants, and others are paid weekly or monthly. We believe this gives us a competitive advantage and helps retain new independent consultants by allowing them to receive some sales commissions in a more timely manner from their sales efforts. Our sales compensation plan is intended to appeal to a broad cross-section of people, including those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Through the Evolve Compensation Plan our independent consultants earn bonuses specifically for the sale of products to customers and by growing a customer subscription-based business, creating greater opportunities for independent consultants who are not interested in enrolling other consultants to sell products. Our independent consultants earn sales commissions on product sales to their personally enrolled customers and independent consultants and the product sales to customers and independent consultants within their sales organization, or “downline.” Our independent consultants can also earn money by purchasing product from us and selling that product to others at their chosen retail price. We pay sales commissions in the local currency of the independent consultant’s home country.
Independent Consultant Motivation and Training
Our revenue depends on the sales success and productivity of our independent consultants. We provide tools, training and technology designed to increase our independent consultants’ sales productivity and increase their potential for sales success. We offer training and business development opportunities to our independent consultants, including the opportunities listed below.
•Consultant Communications Hub: A consultant-specific website that has all the latest details on promotions, product launches, and onboarding to help each consultant build a LifeVantage business. Since the launch in October 2023, this site has been widely adopted as a centralized resource for our independent consultants.
•Momentum Academy, Global Convention, and other Company-Sponsored Training: We hold regularly occurring live and virtual company-sponsored events intended to provide sales training and motivation to our independent consultants.
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
Independent Consultant Compliance Activities
Given that our independent consultants are independent contractors, we do not control or direct their promotional efforts. We do, however, require that our independent consultants abide by policies and procedures that require them to act in an ethical manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association (“US DSA”) and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry’s code of ethics.
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
Customers
Customers purchase products directly from us at either our retail (list) pricing for one-time purchases or our subscription price on a monthly subscription basis for personal consumption, without the ability to resell or earn commissions from the purchase or sale of such products. In eligible markets, customers who order their items on a subscription also automatically join our Rewards Circle loyalty program, a program that rewards customer loyalty through subscription purchases. A customer may decide to enroll as an independent consultant at any time if they become interested in selling our products. We believe our customers are a great source of word-of-mouth advertising for our products. We also believe our large base of customers validates the health benefits of our products.
We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2025 and 2024, we had approximately 81,000 and 79,000 active customers, respectively.
Sales of Our Products
We accept orders for our products through our website at www.lifevantage.com and through personalized websites we provide to our independent consultants, which we refer to as “Referral Sites.” Orders placed through Referral Sites and through our website are processed daily at our fulfillment centers, where orders are shipped directly to the consumer.
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
We currently outsource the manufacture of our products to multiple third-party contract manufacturers. Our contract manufacturers have a legal obligation to comply with the current Good Manufacturing Practices (“GMP”) regulations that are applicable to those who manufacture, package, label and hold dietary supplements and personal care products. Additionally, we are subject to regulations that, among other things, obligate us to know what and how manufacturing activities are performed so that we can make decisions related to whether the packaged and labeled product conforms to our established specifications and whether to approve and release product for distribution to consumers. We maintain and qualify alternative manufacturing options in order to keep our costs low, maintain the quality of our products, and prepare for unanticipated spikes in demand or manufacturing failure. Our contract manufacturers deliver products to our fulfillment centers based on our purchase orders. We also have a Vendor Code of Conduct that we expect our contract manufacturers and/or vendors to adhere to. This Vendor Code of Conduct requires contract manufacturers and vendors to abide by certain human rights, labor rights, protection of the environment and fight against corruption standards outlined under the United Nations Global Compact.
We acquire raw materials for our products from third-party suppliers. Although we generally have good relationships with our suppliers, we believe we could replace any of our current suppliers without great difficulty or significant increase to our cost of goods sold. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to “Risk Factors - High quality material for our products may be difficult to obtain or expensive” for a discussion of the risks and uncertainties associated with our sourcing of raw materials.
Geographic Information
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand and Singapore. On June 30, 2025, we ceased operations in the Philippines and closed that market. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2025, revenue generated in the United States accounted for approximately 78% of our total revenue and revenue generated from Japan accounted for approximately 11% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific and Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	For the fiscal years ended June 30,
	2025		2024
Americas	$185,723	81.3%	$152,907	76.4%
Asia/Pacific & Europe	42,807	18.7%	47,257	23.6%
Total	$228,530	100.0%	$200,164	100.0%

Additional comparative revenue and related financial information is presented in the section captioned “Segment Information” in Note 13 to our consolidated financial statements.
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
Protandim® Nrf2 Synergizer® is a proprietary, dietary supplement formulation for enhancing antioxidant enzymes including superoxide dismutase and catalase. The patents and patent applications protecting its formulations held by LifeVantage Corporation or our wholly owned subsidiary, Lifeline Nutraceuticals Corporation expired in March 2025. However, we continue to research and file, as appropriate, new composition and method patents in the U.S. for enhanced and improved product formulations that are intended to provide patent protection for a variety of product formulations and methods. During fiscal year 2018, we received patents for personal care or skin care products. These patents expire approximately February 2036. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer®, collectively called the Tri-Synergizer® pack. In fiscal year 2023, we filed a U.S. patent application which, if granted, will protect the combined synergistic effects and benefits of the Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen products when these two products are used together. In fiscal year 2025, we filed a U.S. patent application which, if granted, will protect the MindBody GLP-1 System™.
We continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for our key brands consisting of Protandim®, LifeVantage®, and TrueScience® in many countries around the world, and we have pending trademark applications for these and other marks in many other countries, including our newest key product the MindBody GLP-1 System™, including MB Core™ and MB Enhance™. We anticipate seeking protection in other countries, as we deem appropriate.
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
Eye Health and Vitamin Products
There are many companies that market eye health and other vitamin/mineral supplements and we anticipate additional companies will likely continue to develop products that are competitive with our IC Bright®, LifeVantage® Daily Wellness, the Rise AM & Reset PM System®, and LifeVantage® D3+.
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
Weight Management Market
We compete with large, well-known companies in the weight management market, including those offering GLP-1 products. Most of the companies we compete with in the weight management market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based weight management products.
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
The FDA’s Center for Veterinary Medicine (“CVM”) is responsible for enforcing the portion of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), that relates to animal supplements, like our Petandim® product. CVM’s primary responsibility in enforcing the FFDCA is to ensure that animal supplements are safe, effective, and can be manufactured to a consistent standard. CVM has taken the position that DSHEA does not apply to products intended for animals, but it is clear that products like Petandim® are under FDA jurisdiction.
Our Petandim® product follows the labeling rules of the NASC of which LifeVantage is a member. Under the NASC rules, Petandim® is classified as a dosage form animal health product.

While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our customers, investors, independent consultants, vendors, and employees. Warning letters also often spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief. There were no open letters from the FDA to us as of June 30, 2025.
FTC Regulations
Advertising and marketing of our products in the United States are also subject to regulation by the FTC under the Federal Trade Commission Act (“FTC Act”). Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement for “food, drugs, devices, services, or cosmetics.” The FTC Act provides that disseminating any false advertisement pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice. An advertiser is required to have competent and reliable scientific evidence for all express and implied health-related product claims at the time the claims are first made. We are required to have adequate scientific substantiation for all material advertising claims made for our products in the United States. The FTC routinely reviews websites to identify questionable advertising claims and practices. Competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers may also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims, which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed Consent Decree, which is a settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us and/or our principal officers. The FTC often seeks to recover from the defendants, whether in a Consent Decree or a proceeding, any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices. The requirements under these state statutes are similar to those of the FTC Act.
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
In January 2019, the Direct Selling Self-Regulatory Council (“DSSRC”) was introduced. This program monitors the entire direct selling channel—including the US DSA member companies and non-members. The DSSRC provides impartial monitoring, enforcement, and dispute resolution regarding product claims or income representations (including lifestyle claims) disseminated by direct selling companies and their sales force members (independent consultants). The failure of a company to resolve DSSRC complaints will ultimately result in the DSSRC reporting the matter to the FTC, which may or may not pursue enforcement action in any given case. There were no open letters from the FTC to us as of June 30, 2025.
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
The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires us to report to the FDA all serious adverse events and to maintain for six years, records of all adverse events, whether or not serious. An adverse event is defined as any health-related event associated with the use of a dietary supplement that is adverse. In addition, this law requires the label of each dietary supplement, including our Protandim® products, to include a domestic address or telephone number by which the company selling the product may receive a report of a serious adverse event associated with such product. Our product labels comply with that statutory provision.
Employees
As of June 30, 2025, we had 238 employees, 232 of which were full-time employees. As of June 30, 2025, 176 of our employees were based in the United States and 62 were based in our international markets. We do not include our independent consultants in our number of employees because our independent consultants are independent contractors and not employees. We outsource our manufacturing, warehousing and shipping operations.
We believe that our employees are an essential asset. We have a dedicated team of professionals that support our customers and independent consultants, work to generate long-term value for our stockholders and contribute to the broader public through charitable programs, including LifeVantage Legacy – an independent charitable organization focused on bettering the lives of children throughout the world (“LifeVantage Legacy”). In turn, we offer competitive compensation and guide employees to focus on the long-term goals of our stockholders and independent consultants. We have received many ‘best place to work’ awards over the years, most recently being named as “Utah Top Workplaces” by the Salt Lake Tribune for the third year, “Top Places to Work in the Wellness Industry” by Energage, an industry leader in employee engagement for the third year, and “Best Place to Work” by USA Today.
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
Environment: We are committed to reducing our impact on the environment and creating awareness about sustainability. We strive to improve our environmental footprint over time and to initiate additional projects and activities that will further reduce our impact on the environment. Our commitment to the environment extends to our customers, our independent consultants, our employees, and the global communities in which we operate. We comply with applicable environmental regulations and strive to prevent pollution whenever possible. We are increasing our efforts to train our employees and independent consultants on our environmental program and empower them to contribute and participate. We are committed to continually improving over time by striving to measure our environmental impacts and by setting goals to reduce these impacts each year. Some examples of our efforts include:
•Launching our new MindBody GLP-1 System™ using only clean ingredients and packaging recyclable curbside in most locations;
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
Social/Community: We believe that our legacy is not the past, it is the future we create. This belief informed our effort to sponsor the formation of LifeVantage Legacy. LifeVantage Legacy helps the leaders of tomorrow by touching a million lives across the world today. From helping a child in need to supporting initiatives that uplift entire communities, our goal is simple - give future generations the support and resources they need to live happier, healthier lives one child at a time. One of the best parts of LifeVantage is our commitment to leaving places better than we found them. Some examples of our efforts include:
•Partnering with local schools near where we host our events to provide weekend meals to underprivileged children;
•Partnered with a local school in South Africa supplementing their library, providing school supplies and uniforms for the local community;
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
•Assembling backpacks during our company training events consisting of food items for children who have food insecurity over weekends.
•Hosting Company-sponsored incentive trips where attendees give back to the local communities, like creating over 1,000 school kits for the local community to aid children and their families in attending school and after-school education during a recent Company-sponsored trip to Punta Cana;
•Formalizing our auditing and commitment to align internationally with human rights philosophies in how we conduct business through our human rights policy and vendor code of conduct, including auditing our key partners each year to ensure we are partnering with those who share our values;
•Measuring our employees’ engagement levels, requesting anonymous feedback during the fiscal year, and implementing changes to address their feedback; and
•Hosting monthly all hands staff meetings to ensure our employees feel informed and aligned on our priorities and to encourage transparent communication.
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
Our customers may cease purchasing our products at any time and for any reason. Our independent consultants may terminate their services at any time, and we can and have in the past terminated consultants for conduct violative of our policies and procedures. As such, like most direct selling companies, we have experienced and are likely to continue to experience turnover among both customers and independent consultants. In the past, we have experienced, and, in the future, we may experience, a decrease in the number of our independent consultants. The departure for any reason of one of our leading independent consultants can be a major disruption to other independent consultants and could have a significant negative impact on our sales and operating results. Independent consultants who join our company to purchase our products for personal consumption or for short-term income goals may only stay with us for a short time. While we take steps to help train, motivate, and retain independent consultants, we cannot accurately predict the number or sales productivity of our independent consultants.
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
We modify our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business-related considerations. In fiscal year 2023, we launched our new Evolve Compensation Plan for our independent consultants in the United States, Australia, New Zealand, and Japan markets. In fiscal year 2024, we launched our new Evolve Compensation Plan for our independent consultants in the Canada, Mexico and Europe markets. In fiscal year 2025, we launched an optimized version of the Evolve Compensation Plan for our independent consultants in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets and launched the Evolve Compensation plan in other markets, including Taiwan, Hong Kong, and Singapore. It is difficult to predict whether such changes will achieve their desired results in the various markets. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition. In addition, if regulatory agencies such as the FTC or judicial cases lead to new industry standards or rules, our business could be impacted, and we may need to amend our compensation plan. If we are required to make changes, or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

We primarily depend on a few products for a majority of our revenue.
We primarily rely on our Protandim®, LifeVantage®, and TrueScience® product lines for a majority of our revenue, which collectively represent approximately 87.6% of total revenue for the fiscal year ended June 30, 2025. As such, any adverse impact we experience with respect to any of these products lines could negatively impact our overall revenue. For example, if we are unable to sustain or increase the price or sales levels of our Protandim®, LifeVantage®, or TrueScience® product lines, our business could be harmed.
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
Many of the markets in which we compete for business, including the dietary supplement and personal care markets, are large, highly competitive, and fragmented. Our flagship product line, Protandim®, our LifeVantage® product line, and our TrueScience® Liquid Collagen compete in the dietary supplements market and our TrueScience® Skin Care Collection competes in the personal care market. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies, and a variety of other smaller participants. Many of our competitors have greater financial and other resources available to them and possess better manufacturing, independent distribution, and marketing capabilities than we do. We believe some of these competitors with greater resources may develop and release products that will compete directly with Protandim®, LifeVantage®, or TrueScience® and will be marketed as activation products. One or more of these products could significantly reduce the demand for Protandim®, LifeVantage®, or TrueScience® and have a material adverse effect on our revenue. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Moreover, because of regulatory restrictions concerning claims about the efficacy of dietary supplements and personal care products, we may have difficulty differentiating our products from our competitors’ products and competing products entering the dietary supplements and personal care markets could harm our revenue. In the United States and Japan, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempt to do so may result in increased pricing pressure, which may result in lower margins and have a material adverse effect on our results of operations and financial condition.
Unfavorable publicity could materially harm our business.
We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as competitive products distributed by other companies. In the past, we have experienced negative publicity that has harmed our business. Critics of our industry and other individuals whose interests are not aligned with our interests, have in the past and may in the future utilize the Internet, the press, and other means to publish criticism of the industry, our company, our products, and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. For instance, several prominent companies in our industry have been targeted by short sellers who profit if a company’s stock price decreases. One such company was targeted by a short seller who, after taking a significant short position, publicly made allegations regarding the legality of the company’s direct selling model. Short sellers have an incentive to publicly criticize our industry and business model and any such criticism may adversely affect our stock price.
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
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating for corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. Responding to proxy contests and other actions by activist stockholders, including related litigation, has been and can be costly and time consuming, disrupt our operations and divert the attention of our board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. For example, in August 2023, we received notice from a stockholder, Bradley L. Radoff, of his intent to nominate three directors for election at our fiscal year 2024 annual meeting of stockholders. We and Mr. Radoff communicated throughout the proxy contest, but could not reach an agreement in connection with Mr. Radoff’s nomination. At our fiscal year 2024 annual meeting of stockholders, our stockholders elected the incumbent directors as the directors of our board, each to hold office until our fiscal year 2025 annual meeting of stockholders or until his or her respective successor is elected and qualified. On February 14, 2024, we entered into a cooperation agreement with Mr. Radoff and other relevant persons and entities (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, we increased the size of our board by one seat, appointed Mr. Dayton Judd to our board, and agreed to other terms and customary standstill provisions. The amount of time, attention, and resources that were required of our Company, board, and executive leadership team to address the proxy contest-related measures were substantial, and the residual impact on the Company’s business and financial performance is uncertain.
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
If we are able to expand our operations, including through acquisition of assets or businesses, we may experience difficulties in managing our future growth, which could adversely affect our business.
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
In addition, acquisitions of complementary businesses or assets involve numerous risks and uncertainties. These include challenges in integrating operations, systems, and personnel; difficulties in realizing the anticipated benefits of the transaction within the expected timeframe, or at all; disruption of ongoing business operations and relationships; exposure to unknown or contingent liabilities; and potential increases in costs, indebtedness, or dilution. If we are unable to successfully integrate acquired businesses or achieve the benefits we expect, our growth strategy and financial performance could be adversely affected.
If we are successful in expanding our operations, our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and loss of business opportunities, among others.
We may not succeed in growing our business in existing markets or opening new markets.
We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, and Singapore. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2025, we generated approximately 22% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets and grow our existing markets. In some international markets, we have experienced difficulties which have resulted in adverse consequences to our business, including declining revenue in some markets, the closure of some markets, and occasional disruption to our business with supply chain and logistics delays in delivering product to certain markets in a timely manner. Our business and financial results may be also negatively impacted if a particular market or new business model is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.
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
In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our MindBody GLP-1 System™ in October 2024, we experienced higher than expected demand and did not have sufficient inventory to meet demand. In the past, we have also experienced an inventory surplus, causing us to engage in a deliberate effort to manage down such inventory balances to levels we viewed as appropriate. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired, we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.
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
In April 2024, we entered into a loan agreement, which provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “2024 Credit Facility”). As of June 30, 2025, there is no outstanding balance on the 2024 Credit Facility.
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
The 2024 Credit Facility is secured by a lien on substantially all of our assets, and the assets of Lifeline Nutraceuticals, and by a pledge of membership interests of our subsidiaries, and contains customary covenants, both affirmative and negative covenants, that, among other things, restrict our ability to deal with our assets outside of the ordinary course, incur or guarantee additional indebtedness, grant liens on our assets, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, and enter into consolidations, mergers or other combinations. The 2024 Credit Facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and comply with certain informational requirements in order to borrow under the revolving loan facility, if needed. Our ability to comply with these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. A breach of any of the representations, covenants (including compliance with financial ratios), or other restrictions imposed by the 2024 Credit Facility may result in a default or an event of default giving rise to lender's remedies thereunder, which could result in the lender declaring any portion or all amounts of principal, interest and other related costs and expenses outstanding under the 2024 Credit Facility to be immediately due and payable or limit our ability to draw on the revolving loan facility. Our assets may not be sufficient to repay the indebtedness if the lender accelerates our repayment of the indebtedness under the 2024 Credit Facility. In such circumstances, the lender's remedies would include the ability to foreclose on the collateral securing the loan. We were in compliance with all of the 2024 Credit Facility covenants at the end of fiscal year 2025.
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
Global economic conditions continue to be challenging and unpredictable. A substantial portion of our sales are generated outside the United States. If we are successful in entering additional foreign markets, we anticipate that the percentage of our sales generated outside the United States will increase. There are substantial risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions, increased tariffs or other legal, tax, customs or other financial burdens on us or our independent consultants, due, for example, to the structure of our operations in various markets. Any such actions could negatively impact our operations and financial results. We are also exposed to risks associated with foreign currency fluctuations. For instance, in preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. Dollars using weighted average exchange rates. If the U.S. Dollar strengthens relative to local currencies, our reported revenue, gross profit, and net income will be likely reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Additionally, purchases from suppliers are generally made in U.S. Dollars while sales to customers and independent consultants are generally made in local currencies. Accordingly, strengthening of the U.S. Dollar versus a foreign currency could have a negative impact on us. Specifically, because a significant percentage of our revenue is generated in Japan, strengthening of the U.S. Dollar versus the Japanese Yen has had and, in the future, could have an adverse impact on our financial results. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.
Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we source products or ingredients, directly or indirectly, could require us to take certain actions, such as raising prices on our products or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations. U.S. trade policies continue to be in flux, and trade policies implemented by the U.S. federal government, or the consequences of such policies, could have an adverse effect on our business.
We cannot predict what changes to trade policy will be made by the U.S. federal government, or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import products or product ingredients from countries where we currently purchase products or product ingredients or sell our products.
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
•the costs associated with integrating any assets or businesses that we acquire;
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
•acquiring or investing in complementary businesses or assets;
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
The manufacturing, packaging, labeling, advertising, sale, and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture (the “U.S. DOA”). These activities are also regulated by various state, local, and international laws, and agencies of the states, localities, and countries in which our products are sold. For instance, the FDA regulates, among other things, the ingredients, composition, manufacture, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use) and cosmetic products. We and our suppliers must comply with FDA regulations with respect to current GMP, which require good manufacturing processes, including ingredient identification, manufacturing controls and record keeping. If our third-party suppliers or vendors are not able to comply with these regulations, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Complying with applicable legislation could also raise our costs and negatively impact our business. In addition, government regulations may prevent or delay the introduction of our products or require us to reformulate our products or change the claims we make about them, which could result in lost revenue, increased costs, and delayed expansion into new international markets.
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
The loss of our intellectual property rights in our products could permit our competitors to manufacture their own version of our products. For example, the U.S. patents protecting our Protandim® Nrf2 Synergizer® expired in March 2025, which could permit competitors to manufacture and sell their own version of this product and harm our business. We have attempted to protect our intellectual property rights in our products through a combination of patents, patent applications, trademarks, trade secrets, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against any threats to our intellectual property, our patents or various contractual protections may not adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information and may not be successful in such defense.
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
Although the dietary supplement industry has historically been characterized by products with naturally occurring ingredients, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Third parties may assert intellectual property infringement claims against us despite our efforts to avoid such infringement. Such claims could prevent us from offering competitive products or result in litigation or threatened litigation.
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
Additional shares that may be issued upon the exercise of currently outstanding options or upon future vesting of restricted stock units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
As of June 30, 2025, we had 12.4 million shares of common stock outstanding. As of June 30, 2025, we also had stock options outstanding for an aggregate of 0.1 million shares of common stock. As of June 30, 2025 we also had time-based and performance restricted stock units outstanding that, at target-level achievement, would result in the issuance of an aggregate 0.9 million shares of common stock, which would further increase the total number of outstanding shares of our common stock.

The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.
If we are unable to maintain compliance with Nasdaq requirements for continued listing, our common stock could be delisted from trading.
If our common stock was delisted from the Nasdaq Stock Market for failure to maintain compliance with its listing requirements, then there can be no assurance whether or when it would be listed again for trading on the Nasdaq or any other exchange. In addition, if our common stock were to be delisted, the market price of our shares would likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
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
We cannot predict if investors will find our common stock less attractive because we will rely on certain scaled disclosures that are available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
In August 2023, we entered into a Rights Agreement, pursuant to which we declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend was payable on September 11, 2023 to the stockholders of record at the close of business on September 11, 2023. Each Right initially entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”) at a price of $20 per one one-thousandth of a share of Preferred Stock, subject to adjustment. Also called a “poison pill,” the Rights Agreement may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to gain control of us through open market accumulation of shares without paying all stockholders an appropriate control premium or without the consent of our board. The Rights expired on August 28, 2024.
General Risk Factors
We may become involved in legal proceedings that are expensive, time-consuming and, if adversely adjudicated or settled, could adversely affect our financial results.
Litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results. It is not possible to predict the final resolution of litigation to which we may become a party, and the impact of litigation proceedings on our business, results of operations and financial condition could be material.
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
We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes including the development and implementation of control policies and procedures regarding the international business policies, practices, monitoring, and training for each country outside the U.S. in which we do business. However, we cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. In fiscal year 2025, we did not experience any material weaknesses in our internal control and/or financial reporting processes.
Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Tax authorities may disagree with certain positions that we have taken and assess additional taxes. From time to time, we are audited by tax regulators in the U.S. and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase, and our operations may be harmed. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax positions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, result of operations, financial condition, and cash flows. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We may experience increased efforts by customs authorities in foreign countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes and, as a result, our business may suffer. In addition, due to the international nature of our business, from time to time, we are subject to reviews and audits by taxing authorities of other jurisdictions in which we conduct business throughout the world.
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
•major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products;
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
Unfavorable global economic conditions, including high inflation, tariffs, and other macroeconomic conditions or trends may have an adverse impact on our business, financial results, and prospects.
Ongoing geopolitical matters have contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. We rely on consumer discretionary spending. If general economic conditions continue to deteriorate globally or in specific markets where we operate, including with respect to inflation, consumer discretionary spending may decline and demand for our products may be reduced. A decrease in consumer discretionary spending would cause sales in our products to decline and adversely impact our business. If our costs were to become subject to significant inflationary pressures, including, as a result of, increased tariffs, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our products. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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

We have not identified risks from known cybersecurity threats to the business, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See our risk factor “We are subject to evolving laws, policies, and contractual obligations related to data privacy and security, including cybersecurity, and our actual or perceived failure to comply with such obligations or perceived failure to maintain the integrity of our data could expose us to data loss or litigation, harm our reputation, subject us to significant fines and liability, or otherwise affect our business, prospects, financial condition, and operating results.” in Part I, Item 1A. (“Risk Factors”) for additional details regarding cybersecurity risks and potential impacts on our business.
Cybersecurity Governance
Our board is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The board carries out its risk oversight and management responsibilities by monitoring risk directly as a full board and, where appropriate, through its committees. Our board has delegated to the audit committee the oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The audit committee reports any material or notable cybersecurity incidents, findings and recommendations, as appropriate, to the full board for consideration. Our Chief Information and Innovation Officer (“CIIO”) also presents to the audit committee and to the board, as appropriate, any updates, changes, or improvements on the Company’s cybersecurity risk management program.
Our CIIO, with over 40 years of experience in IT and operational technology security, has the primary responsibility of overseeing our cybersecurity risk management program and assessing and managing any material risks related to cybersecurity threats. Our CIIO supervises efforts to help prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information systems personnel and reports produced by security tools deployed in the technical environment.
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
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the Nasdaq Capital Market under the symbol “LFVN”.

Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2025, we had 79 stockholders of record and 12.4 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our stockholder records.
Dividends
We paid quarterly cash dividends of $0.04 per share of common stock to stockholders of record in September 2024, December 2024, and March 2025, and $0.045 per share of common stock to stockholders in June 2025, which were in the aggregate amount of $2.1 million, or $0.165 per share of common stock for the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024, we paid a one-time cash dividend of $0.40 per share of common stock to stockholders of record in September 2023, $0.035 per share of common stock to stockholders of record in September 2023, December 2023 and March 2024, and $0.04 per share of common stock to stockholders in June 2024, which were in the aggregate amount of $6.9 million, or $0.545 per share of common stock.
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
Purchases of Equity Securities by the Issuer
On November 27, 2017, our board approved a stock repurchase program. Under this program, we were initially authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 13, 2023, our board approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026. The stock repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2025, we repurchased 0.2 million shares of our common stock under the stock repurchase plan.
The following table provides information with respect to all purchases made by the company during the three months ended June 30, 2025. All purchases listed below were made at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	$19,307,478
May 1 - May 31	99,653	$12.77	99,653	$18,034,641
June 1 - June 30	59,900	$12.69	59,900	$17,274,386
Total	159,553		159,553
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
Overview
We are a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness, and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, pre- and pro-biotics, skin and hair care products, and nootropics. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific and Europe region.
The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically validated dietary supplements, our LifeVantage® family of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, our PhysIQ™ Fat Burn and Prebiotic dietary supplements, our TrueScience® line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes;
•Our sales compensation plan and other sales initiatives and incentives; and
•Our delivery of superior customer service.
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand and Singapore. In addition, we sell our products in a number of countries for personal consumption only. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted. On June 30, 2025, we ceased operations in the Philippines and closed that market.
Our Products
Our products are: the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness; our PhysIQ Fat Burn and Prebiotic dietary supplements; the TrueScience® line of skin and hair care products and Liquid Collagen; our Petandim® companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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
The LifeVantage® product line includes: the new MindBody GLP-1 System™, a dietary supplement that combines two products MB Core™ and MB Enhance™ designed to support weight loss and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis; Omega+, a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system; ProBio, a dietary supplement designed to support optimal digestion and immune system function; Daily Wellness, a dietary supplement designed to support immune health. IC Bright®, a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns; the Rise AM & Reset PM System®, a dietary supplement that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time and D3+, a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health.
PhysIQ™ Fat Burn is a dietary supplement designed to support weight management, and PhysIQ™ Prebiotic is a dietary supplement designed to support a healthy digestive tract.
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
We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2025, our stack strategy continued to focus on the brand message of activation. During the year, we introduced a number of new stacks to meet customer and independent consultant needs. Prior to the launch of our latest activator, the MindBody GLP-1 System™ , we introduced the Kickstart Bundle, which features a selection of products (varies by market) to help prepare the body for GLP-1 activation. Additionally, several stacks were introduced that incorporated the MindBody GLP-1 System™ to offer consumers support for weight management and wellness along with delivering other targeted benefits as part of their activated lifestyle.
We also introduced our Healthy Weight Stack, which includes the MindBody GLP-1 System™ and Protandim® Nrf2 Synergizer®. Results of an in vitro study were released that showed beneficial “activation synergies” when both products were used together, including enhanced fatty acid metabolism, improved defense against oxidative stress, and activation of 22 new genes that help cells make what they need to support organ strength, structure, and signaling.
We continue to offer other popular stacks with products that complement one another with inner activation power for internal benefits that can be felt, external benefits that can be seen, or both.
The following table shows revenue by major product line for the fiscal years ended June 30, 2025 and 2024.

	Years ended June 30,
	2025		2024
Protandim® product line	$95,328	41.7%	$104,135	52.0%
LifeVantage® product line	56,225	24.6%	15,675	7.8%
TrueScience® product line	48,712	21.3%	56,252	28.1%
Other	28,265	12.4%	24,102	12.1%
Total	$228,530	100.0%	$200,164	100.0%
Our revenue for the fiscal year ended June 30, 2025 is largely attributed to three product lines, Protandim®, LifeVantage®, and TrueScience®. On a combined basis, these three product lines represent approximately 87.6% of our total net revenue for the fiscal year ended June 30, 2025. Our revenue for the fiscal year ended June 30, 2024 was largely attributed to two product lines, Protandim® and TrueScience®, which on a combined basis, represented approximately 80.1% of our total net revenue for that fiscal year.
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

	As of June 30,
	2025		2024		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	34,000	66.7%	31,000	63.3%	3,000	9.7%
Asia/Pacific & Europe	17,000	33.3%	18,000	36.7%	(1,000)	(5.6)%
Total Active Independent Consultants	51,000	100.0%	49,000	100.0%	2,000	4.1%

Active Customers
Americas	66,000	81.5%	63,000	79.7%	3,000	4.8%
Asia/Pacific & Europe	15,000	18.5%	16,000	20.3%	(1,000)	(6.3)%
Total Active Customers	81,000	100.0%	79,000	100.0%	2,000	2.5%

Active Accounts
Americas	100,000	75.8%	94,000	73.4%	6,000	6.4%
Asia/Pacific & Europe	32,000	24.2%	34,000	26.6%	(2,000)	(5.9)%
Total Active Accounts	132,000	100.0%	128,000	100.0%	4,000	3.1%
Income Statement Presentation
We report revenue in two geographic regions, and we translate revenue from each market’s local currency into U.S. Dollars using weighted-average exchange rates. Revenue consists primarily of product sales, fee revenue, and shipping and handling fees, net of applicable sales discounts. Revenue is recognized at the time of shipment, which is when the passage of title and risk of loss to customers occurs. Also reflected in revenue is a provision for product returns and allowances, which is estimated based on our historical experience. The following table sets forth net revenue information by region for the years indicated. The following table should be reviewed in connection with the tables presented under “Results of Operations” (in thousands):

	For the fiscal years ended June 30,
	2025		2024
Americas	$185,723	81.3%	$152,907	76.4%
Asia/Pacific & Europe	42,807	18.7%	47,257	23.6%
Total	$228,530	100.0%	$200,164	100.0%
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
Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent consultants, special incentives and costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent consultants related to their personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue. Our sales compensation plan is an important factor in our ability to attract and retain our independent consultants. Under our sales compensation plan, independent consultants can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on marketing materials that are sold to our independent consultants. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our red-carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses. In fiscal year 2023, we introduced our new compensation plan, called the Evolve Compensation Plan, in four markets – the United States, Japan, Australia, and New Zealand. In fiscal year 2024, we introduced the Evolve Compensation Plan to Canada, Mexico, and Europe. In fiscal year 2025, we introduced an optimized version of the Evolve Compensation Plan to the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe and introduced the Evolve Compensation Plan in other markets, including Taiwan, Hong Kong, and Singapore.
Selling, general and administrative expenses include wages and benefits, stock compensation expenses, marketing and event costs, professional fees, rents and utilities, depreciation and amortization, research and development, travel costs and other operating expenses. Wages and benefits and stock compensation expenses represent the largest component of selling, general and administrative expenses. Marketing and event costs include costs of consultant conventions and events held in various markets worldwide, which we expense in the period in which they are incurred. For the fiscal year ended June 30, 2024 marketing and event costs also included expenses associated with our sponsorship of the Major League Soccer team, Real Salt Lake. Our agreement with Real Salt Lake ended in December 2023.
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
Results of Operations
For the fiscal years ended June 30, 2025 and 2024, we generated net revenue of $228.5 million and $200.2 million, respectively, recognized operating income of $12.2 million and $4.3 million, respectively, and recognized net income of $9.8 million and $2.9 million, respectively.
The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	For the fiscal years ended June 30,
	2025	2024
Revenue, net	100.0%	100.0%
Cost of sales	19.6	20.7
Gross profit	80.4	79.3
Operating expenses:
Commissions and incentives	44.7	42.9
Selling, general and administrative	30.3	34.2
Total operating expenses	75.0	77.1
Operating income	5.4	2.2
Other income (expense):
Interest income, net	0.2	0.2
Other expense, net	(0.2)	(0.2)
Total other expense	—	—
Income before income taxes	5.4	2.2
Income tax expense	(1.1)	(0.7)
Net income	4.3%	1.5%

Comparison of Fiscal Years Ended June 30, 2025 and 2024
Net Revenue. We generated net revenue of $228.5 million and $200.2 million during the fiscal years ended June 30, 2025 and 2024, respectively. The overall increase in revenue is attributed mainly to the launch of our new MindBody GLP-1 System™ which drove an increase in our total Active Accounts by 3.1% during fiscal year 2025. Total revenue from the MindBody GLP-1 System™ was $40.8 million, including the product when sold as part of a bundle. This increase was partially offset by a $4.7 million decrease in revenue from TrueScience® Liquid Collagen, a decrease of $8.8 million in sales from our Protandim® products, and the negative impacts of foreign currency fluctuations compared to fiscal year ended June 30, 2024. In fiscal year 2025, foreign currency fluctuations negatively impacted our net revenue $0.5 million or 0.3%.
Americas. The following table sets forth revenue for the fiscal years ended June 30, 2025 and 2024 for the Americas region (in thousands):

	For the fiscal years ended June 30,
	2025	2024	% change
United States	$178,442	$145,679	22.5%
Other	7,281	7,228	0.7%
Americas Total	$185,723	$152,907	21.5%
Revenue in the Americas region for the fiscal year ended June 30, 2025 increased $32.8 million, or 21.5%, compared to the prior year. Total Active Accounts increased 6.4% in the region compared to the prior fiscal year which contributed to the increase in revenue. The increase in revenue and Active Accounts is due primarily to the launch of our new MindBody GLP-1 System™. Total revenue related to the sale of our MindBody GLP-1 System™ in the United States for the fiscal year ended June 30, 2025 was $37.3 million, including the product when sold as part of a bundle. In Canada and Mexico, sales of our MindBody GLP-1 System™ were $0.9 million for the fiscal year ended June 30, 2025. The increase in revenue in the Americas regions was partially offset by a decrease in revenue from TrueScience® Liquid Collagen, which decreased approximately $2.4 million for the fiscal year ended June 30, 2025 compared to fiscal year ended June 30, 2024, and the negative impacts of foreign currency of $0.5 million.
Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2025 and 2024 for the Asia/Pacific and Europe region and its principal markets (in thousands):

	For the fiscal years ended June 30,
	2025	2024	% change
Japan	$25,394	$26,989	(5.9)%
Europe	4,213	3,653	15.3%
Australia & New Zealand	6,494	8,020	(19.0)%
Other Asia/Pacific	6,706	8,595	(22.0)%
Asia/Pacific & Europe Total	$42,807	$47,257	(9.4)%
Revenue in the Asia/Pacific and Europe region for the fiscal year ended June 30, 2025 decreased $4.5 million, or 9.4%, compared to the prior year. Revenue in the region was positively impacted approximately $16,000, or 0.0%, by foreign currency exchange rate fluctuations.
Revenue in our Japan market decreased 5.9% year over year on a U.S. Dollar basis and decreased 5.8% on a constant currency basis. Total revenue related to the sale of our MindBody GLP-1 System™ in Japan for the year ended June 30, 2025 was $1.3 million. The increase in revenue related to our MindBody GLP-1 System™ was offset by a decrease in sales of TrueScience® Liquid Collagen, which decreased by $1.3 million for the fiscal year ended June 30, 2025 compared to the prior year. During the fiscal year ended June 30, 2025, the Japanese Yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $27,000 or 0.1%.
Revenue in our Australia and New Zealand markets decreased $1.5 million, or 19.0%, during fiscal year 2025. The decrease in revenue in these markets primarily resulted from a 13.6% decrease in the number of Active Accounts. Total revenue related to the sale of our MindBody GLP-1 System™ in Australia and New Zealand for the year ended June 30, 2025 was $0.6 million. The increase in revenue related to our MindBody GLP-1 System™ was offset by a decrease in sales of TrueScience® Liquid Collagen, which decreased by $1.1 million for the fiscal year ended June 30, 2025 compared to the prior year.

Revenue in our Europe region increased by 15.3% year over year primarily due to an 18.1% increase in our average number of Active Accounts within the market from fiscal year 2024 to fiscal year 2025. Total revenue related to the sale of our MindBody GLP-1 System™ in Europe for the year ended June 30, 2025 was $0.6 million.
The decline in revenue in our other markets was driven by a decrease in revenue from the Philippines. Revenue from our Philippines market was $1.4 million during fiscal year 2025 compared to $2.6 million during fiscal year 2024. Total Active Accounts in the Philippines decreased by 63.0% in the current fiscal year. On June 30, 2025, we ceased operations in the Philippines and closed that market.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally, including our MindBody GLP-1 System™, during the fiscal year 2026 and beyond. We expect this expansion will continue to drive revenue growth globally through increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
During fiscal year 2026, our main focus will be to increase our average account base through concentrating our efforts on the enrollment of new independent consultants and customers, who will in turn help grow the business through incremental product sales, and on increasing the number of accounts that place an order in the month following their initial enrollment. We also plan to continue investing in our red-carpet program, which we believe has increased our ability to attract and retain strong consultant leadership and is a significant opportunity to drive revenue growth throughout our markets. We remain committed to further expanding the functionality and availability of our digital tools, which we believe will aid independent consultants in initiating and expanding their businesses.
Cost of Sales. Cost of sales were $44.9 million for the fiscal year ended June 30, 2025, and $41.4 million for the fiscal year ended June 30, 2024, resulting in a gross margin of $183.7 million, or 80.4%, and $158.7 million, or 79.3%, respectively. The decrease in cost of sales as a percentage of revenue is primarily due to shift in product mix and decreased inventory obsolescence costs during the fiscal year ended June 30, 2025.
Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2025 were $102.3 million or 44.7% of revenue compared to $85.9 million or 42.9% of revenue for the fiscal year ended June 30, 2024. The increase in commissions as a percentage of revenue compared to the prior fiscal year is primarily due to higher qualifications within existing promotional and incentive programs and changes in the sales mix between our independent consultants and customers.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on the timing of incentive trips and events and the timing and magnitude of compensation, incentive, and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2025 were $69.2 million or 30.3% of revenue compared to $68.5 million or 34.2% of revenue for the fiscal year ended June 30, 2024. The decrease in selling, general, and administrative expenses as a percentage of revenue during fiscal year 2025 primarily was due to decreased proxy contest related expenses and the termination of our endorsement agreement with Real Salt Lake in December 2023. These decreases were partially offset by increases in the variable portion of employee related compensation expenses.
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
Interest Income. Interest income, net, was $0.4 million for each of the fiscal years ended June 30, 2025 and June 30, 2024.
Other Expense, Net. We recognized other expense, net, for the fiscal year ended June 30, 2025 of $0.4 million as compared to $0.4 million for the fiscal year ended June 30, 2024. Other expense, net, primarily consists of the impact of foreign currency fluctuations recognized during the fiscal year.
Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2025 was $2.4 million as compared to income tax expense of $1.4 million for the fiscal year ended June 30, 2024.
The effective tax rate was 19.9% of pre-tax income for the fiscal year ended June 30, 2025, compared to 32.5% for the fiscal year ended June 30, 2024. The decrease in the effective tax rate for fiscal year 2025 compared to the prior year is mainly due to the impact of permanent items in relation to pre-tax income.

Our provision for income taxes for the fiscal year ended June 30, 2025 consisted primarily of federal, state, and foreign tax on anticipated fiscal year 2025 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.
Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2025 increased to $9.8 million compared to $2.9 million for the fiscal year ended June 30, 2024.
Comparison of Fiscal Years Ended June 30, 2024 and 2023
For a discussion of our results of operations for the fiscal year 2024 compared with fiscal year 2023, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on August 28, 2024.
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
At June 30, 2025, our cash and cash equivalents were $20.2 million. This represented an increase of $3.3 million from the $16.9 million in cash and cash equivalents as of June 30, 2024.
During the fiscal year ended June 30, 2025, our net cash provided by operating activities was $11.9 million as compared to $12.2 million during the fiscal year ended June 30, 2024. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2025 primarily was due to increases in inventory and deposits on future events offset primarily by increases in other accrued expenses which contain accrued incentive compensation to employees and accrued incentives and promotions to our independent consultants.
During the fiscal year ended June 30, 2025, our net cash used in investing activities was $1.4 million, as a result of the purchase of fixed assets, primarily from investing in changes to our Evolve Compensation Plan and Rewards Circle loyalty program through software, website, and mobile application development. During the fiscal year ended June 30, 2024, our net cash used in investing activities was $2.2 million, which was attributable to capital expenditures including leasehold improvements related to moving our Tokyo, Japan office.
Cash used in financing activities during the fiscal year ended June 30, 2025 was $7.6 million, as a result of the repurchase of company stock, payment of quarterly cash dividends, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from stock option exercises and proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2024 was $14.4 million, as a result of the payment of a one-time cash dividend in September 2023, quarterly cash dividends, the repurchase of company stock, and shares purchased as payment of tax withholding upon vesting of employee equity awards, partially offset by proceeds from purchases of company stock under our employee stock purchase plan.
At June 30, 2025 and 2024, the total amount of our foreign subsidiary cash was $6.4 million and $7.3 million, respectively. Under current U.S. tax law, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At June 30, 2025, we had working capital (current assets minus current liabilities) of $23.7 million compared to working capital of $15.3 million at June 30, 2024. The increase in working capital primarily was due to increases in cash, inventory, and prepaid expenses and decreases in accounts payable, partially offset by increases in commissions payable and other accrued expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility, however, contains covenants that in certain circumstances restrict our ability to incur additional indebtedness, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, or transfer any part of the business. Additionally, our 2024 Credit Facility provides for a line of credit in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
2016 Credit Facility
On March 30, 2016, we entered into a loan agreement (the “2016 Loan Agreement”) and a security agreement (the “2016 Security Agreement”). The 2016 Loan Agreement provided for a term loan in an aggregate principal amount of $10.0 million (the “2016 Term Loan”) and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “2016 Revolving Loan,” and collectively with the 2016 Term Loan, the 2016 Loan Agreement and the 2016 Security Agreement, and with the amendments described below, the “2016 Credit Facility”). The 2016 Credit Facility was subsequently amended, among other things, to increase the available borrowing under the revolving loan facility to $5.0 million. On March 31, 2024, the 2016 Credit Facility reached the maturity date and was terminated. As of March 31, 2024, there was no balance outstanding under the 2016 Credit Facility.
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

As of June 30, 2025, there was no outstanding balance under the 2024 Credit Facility.
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
We operate in and file income tax returns in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations, which are subject to examination by tax authorities. The complexity of our global structure requires specialized knowledge and judgment in determining the application of tax laws in various jurisdictions. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards

Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financing reporting was effective as of June 30, 2025.
Auditor’s Attestation Report on Internal Control Over Financial Reporting
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2025.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
During the quarter ended June 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408, other than as described below.
As previously reported, on February 10, 2025, Michael Beindorff, a director, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Beindorff adopted in compliance with restrictions imposed by our Insider Trading Policy, provided for sales of shares of LifeVantage Corporation common stock owned by Mr. Beindorff. Total sales on Mr. Beindorff’s behalf under the sales plan were limited to 1,000 shares per month, beginning in May 2025 and continuing through October 2026, and up to a maximum of 18,000 shares could be sold under the plan. On May 12, 2025, Mr. Beindorff terminated this 10b5-1 plan.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal year 2026 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.
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
Exhibits
(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit 3.1 to Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company	Exhibit 3.1 to Form 8-K filed with the SEC on August 31, 2023.

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant, filed November 18, 2024	Exhibit 3.1 to Form 8-K filed with the SEC on November 19, 2024.

4.1	Form of Common Stock Certificate	Exhibit 4.1 to Form 8-K filed with the SEC on March 13, 2018.

4.2	Description of Capital Stock	Exhibit 4.2 to Form 10-K filed with the SEC on August 23, 2022.

4.3	Rights Agreement, dated as of August 30, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to Form 8-K filed with the SEC on August 31, 2023

10.1	Cooperation Agreement, dated February 14, 2024, by and among the Company, the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto	Exhibit 10.1 to Form 8-K filed with the SEC on February 15, 2024.

10.2#	LifeVantage Sales Compensation Plan	Exhibit 10.1 to Form 10-K filed with the SEC on August 23, 2022.

10.2.1#	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

10.2.2#	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

10.2.3#	Evolve Compensation Plan (United States), as amended on November 1, 2024	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.2.4#	Evolve Compensation Plan (Australia), as amended on November 1, 2024	Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.5#	Evolve Compensation Plan (New Zealand), as amended on November 1, 2024	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.6#	Evolve Compensation Plan (Japan), as amended on November 1, 2024	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.7#	Evolve Compensation Plan (Canada), as amended on November 1, 2024	Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.8#	Evolve Compensation Plan (Mexico), as amended on November 1, 2024	Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.9#	Evolve Compensation Plan (UK), as amended on November 1, 2024	Exhibit 10.9 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.10#	Evolve Compensation Plan (EU), as amended on November 1, 2024	Exhibit 10.10 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.11#	Evolve Compensation Plan (Philippines)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.2.12#	Evolve Compensation Plan (Taiwan)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.2.13#	Evolve Compensation Plan (Hong Kong)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.2.14#	Evolve Compensation Plan (Singapore)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.3#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on March 27, 2017.

10.4#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on March 27, 2017.

10.5#	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

10.6	Form of Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed with the SEC on March 13, 2018.

10.7#	CEO Offer Letter, dated January 31, 2021, by and between the Company and Steven R. Fife	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed with the SEC on April 29, 2021.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From
10.8#	Form of Key Executive Benefits Agreement	Exhibit 10.09# to Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 28, 2024.

10.9	Loan Agreement, dated April 12, 2024, by and between the Company and Bank of America, N.A.	Exhibit 10.1 to Form 8-K filed with the SEC on April 16, 2024.

10.1	Continuing and Unconditional Guaranty, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.2 to Form 8-K filed with the SEC on April 16, 2024.

10.11	Security and Pledge Agreement, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.3 to Form 8-K filed with the SEC on April 16, 2024.

10.12	Loan Agreement, dated March 30, 2016, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 8-K filed with the SEC on April 4, 2016.

10.13	Security Agreement, dated March 30, 2016, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.2 to Form 8-K filed with the SEC on April 4, 2016.

10.14	Amended No.1 to Loan Agreement, dated May 4, 2018, by and between Z.B., N.A., the Company and Lifeline Nutraceuticals Corporation	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended March 31, 2018 filed with the SEC on May 9, 2018.

10.15	Second Loan Modification Agreement, dated February 1, 2019, by and between Zions Bank and the Company	Exhibit 10.1 to Form 8-K filed with the SEC on February 4, 2019.

10.16	Change in Terms Agreement, dated April 1, 2021, by and between Zions Bank and the Company	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended March 31, 2021 filed with the SEC on April 29, 2021.

10.17	Change in Terms Agreement, dated September 30, 2022 by and between the Company and Zions Bank	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2022 filed with the SEC on November 2, 2022.

10.18	Lease Agreement, dated November 14, 2019, by and between Traverse Ridge Center III and the Company	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2019 with the SEC on January 28, 2020.

10.19	Lease Agreement, dated May 26, 2023, by and between Sumitomo Mitsui Trust Bank, Limited and LifeVantage Japan in US/English Format	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023.

10.20*	Commercial Supply Agreement, dated January 31, 2014, by and between the Company and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on May 6, 2014.

10.21*	Service Agreement, dated June 1, 2014, by and between IntegraCore, LLC and the Company	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 10, 2014.

10.22*	Commercial Supply Agreement, dated May 30, 2014, by and between the Company and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 10, 2014.

19.1	Insider Trading Policy, amended and restated on April 29, 2025	Filed herewith.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche, LLP	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Company Policy for the Recovery of Erroneously Awarded Compensation (Clawback Policy)	Exhibit 97.1 to Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 28, 2024.

101	The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

#	Management contract or compensatory plan.
*	The company has been granted confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEVANTAGE CORPORATION

By:	/s/ Steven R. Fife
Steven R. Fife
President and Chief Executive Officer
Date:	September 4, 2025

By:	/s/ Carl A. Aure
Carl A. Aure
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	September 4, 2025
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

Signature	Date	Title

/s/ Steven R. Fife	September 4, 2025	President and Chief Executive Officer (Principal Executive Officer)
Steven R. Fife

/s/ Raymond B. Greer	September 4, 2025	Chairman of the Board
Raymond B. Greer

/s/ Rajendran Anbalagan	September 4, 2025	Director
Rajendran Anbalagan

/s/ Michael A. Beindorff	September 4, 2025	Director
Michael A. Beindorff

/s/ Dayton Judd	September 4, 2025	Director
Dayton Judd

/s/ Cynthia Latham	September 4, 2025	Director
Cynthia Latham

/s/ Darwin K. Lewis	September 4, 2025	Director
Darwin K. Lewis

/s/ Garry Mauro	September 4, 2025	Director
Garry Mauro

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LifeVantage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Income Tax Expense-US Jurisdiction – Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company operates and is subject to income taxes in the United States (“U.S.”) and numerous foreign jurisdictions with complex tax laws and regulations. The complexity of the Company’s global structure requires specialized knowledge, skills and judgment in determining the application of tax laws in various jurisdictions.
We identified income tax expense for the U.S. jurisdiction as a critical audit matter because of the complexity the application of tax laws in the U.S. jurisdiction. This required an increased extent of effort, including the need to involve our income tax specialists to evaluate the Company’s U.S income tax expense, especially the interpretation and application of tax laws in the U.S.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the calculation of U.S income tax expense, including the interpretation and application of tax laws in the U.S. included the following:
•Tested the effectiveness of controls over the calculation of the income tax expense, including management’s controls over the application of tax laws in the U.S.
•Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.
•Evaluated the Company's U.S. income tax expense calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the Federal and state taxing jurisdictions based on the Company's structure, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax expense calculation.
•With the assistance of our income tax specialists, we evaluated management's application of relevant tax laws to its legal entity structure and the effect on the Company's U.S. income tax expense, including the Company's calculations of current period income tax expense, by examining and evaluating management's income tax calculations and assessing the Company's compliance with tax laws.
•With the assistance of our income tax specialists, we evaluated management’s consideration of tax requirements in the U.S. tax jurisdiction in which the Company operates.

/s/Deloitte & Touche LLP

Salt Lake City, Utah
September 4, 2025

We have served as the Company's auditor since 2023.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	2024
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$20,201	$16,886
Accounts receivable	3,294	2,949
Income tax receivable	635	313
Inventory	20,669	15,055
Prepaid expenses and other	6,095	2,443
Total current assets	50,894	37,646

Property and equipment, net	6,207	7,813
Right-of-use assets	8,041	9,569
Intangible assets, net	245	323
Deferred income tax asset	5,970	4,268
Other long-term assets	601	680
TOTAL ASSETS	$71,958	$60,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,600	$5,853
Commissions payable	7,237	6,569
Income tax payable	—	202
Lease liabilities	1,867	1,811
Other accrued expenses	13,513	7,874
Total current liabilities	27,217	22,309

Long-term lease liabilities	9,811	11,801
Other long-term liabilities	289	198
Total liabilities	37,317	34,308
Commitments and contingencies — Note 14
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,429 and 12,510 issued and outstanding as of June 30, 2025 and 2024, respectively	1	1
Additional paid-in capital	139,962	136,644
Accumulated deficit	(104,147)	(108,738)
Accumulated other comprehensive loss	(1,175)	(1,916)
Total stockholders’ equity	34,641	25,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,958	$60,299
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2025	2024
(In thousands, except per share data)
Revenue, net	$228,530	$200,164
Cost of sales	44,864	41,440
Gross profit	183,666	158,724
Operating expenses:
Commissions and incentives	102,260	85,920
Selling, general and administrative	69,207	68,472
Total operating expenses	171,467	154,392
Operating income	12,199	4,332
Other income (expense):
Interest income, net	431	430
Other expense, net	(387)	(412)
Total other income, net	44	18
Income before income taxes	12,243	4,350
Income tax expense	(2,438)	(1,413)
Net income	$9,805	$2,937
Net income per share:
Basic	$0.80	$0.24
Diluted	$0.75	$0.23
Weighted-average shares outstanding:
Basic	12,251	12,458
Diluted	12,987	12,986
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	741	(555)
Other comprehensive income (loss), net of tax:	741	(555)
Comprehensive income	$10,546	$2,382
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2025 and 2024

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2023	12,622	$1	$134,314	$(98,305)	$(1,361)	$34,649
Stock-based compensation	—	—	3,280	—	—	3,280
Common stock issued under employee stock purchase plan	64	—	271	—	—	271
Common stock issued under equity award plans	1,007	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(206)	—	(1,221)	—	—	(1,221)
Repurchase of company stock	(977)	—	—	(6,430)	—	(6,430)
Cash dividends	—	—	—	(6,940)	—	(6,940)
Foreign currency translation adjustment	—	—	—	—	(555)	(555)
Net income	—	—	—	2,937	—	2,937
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991
Stock-based compensation	—	—	5,702	—	—	5,702
Common stock issued under employee stock purchase plan	44	—	280	—	—	280
Common stock issued under equity award plans	376	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(202)	—	(2,664)	—	—	(2,664)
Repurchase of company stock	(299)	—	—	(3,147)	—	(3,147)
Cash dividends	—	—	—	(2,067)	—	(2,067)
Foreign currency translation adjustment	—	—	—	—	741	741
Net income	—	—	—	9,805	—	9,805
Balances, June 30, 2025	12,429	$1	$139,962	$(104,147)	$(1,175)	$34,641
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2025	2024
(In thousands)
Cash Flows from Operating Activities:
Net income	$9,805	$2,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,156	3,581
Stock-based compensation	5,702	3,280
Non-cash operating lease expense	1,440	1,287
(Gain) loss on disposal of fixed assets	(4)	2
Amortization of deferred financing fees	32	7
Deferred income tax	(1,703)	(1,277)
Changes in operating assets and liabilities:
Accounts receivable	(242)	(1,424)
Income tax receivable	(322)	(71)
Inventory	(5,216)	662
Prepaid expenses and other	(3,603)	2,280
Other long-term assets	72	(55)
Accounts payable	(1,295)	2,301
Income tax payable	(201)	202
Other accrued expenses	6,037	(176)
Lease liabilities	(1,843)	(1,586)
Other liabilities	63	247
Net Cash Provided by Operating Activities	11,878	12,197
Cash Flows from Investing Activities:
Purchase of equipment	(1,371)	(2,245)
Proceeds from sale of fixed assets	4	—
Net Cash Used in Investing Activities	(1,367)	(2,245)
Cash Flows from Financing Activities:
Payment of deferred financing fees	—	(97)
Repurchase of company stock	(3,147)	(6,430)
Payment of cash dividends	(2,067)	(6,940)
Shares purchased as payment of tax withholding and other	(2,664)	(1,221)
Proceeds from common stock issued under employee stock purchase plan	280	271
Net Cash Used in Financing Activities	(7,598)	(14,417)
Foreign Currency Effect on Cash	402	(254)
Increase (Decrease) in Cash and Cash Equivalents	3,315	(4,719)
Cash and Cash Equivalents — beginning of period	16,886	21,605
Cash and Cash Equivalents — end of period	$20,201	$16,886

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended June 30,
	2025	2024
(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2	$21
Cash paid for income taxes	$4,918	$2,306
The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company
LifeVantage Corporation (the “Company” or “we” or “our” or “us”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness, and financial goals. The Company provides quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, and Singapore. On June 30, 2025, the Company ceased operations in the Philippines and closed that market.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, pre- and pro-biotics, skin and hair care products and nootropics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, its LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, and PhysIQ™ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, its nootropic energy drink mixes.
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
In March 2018, the Company reincorporated from the state of Colorado to the state of Delaware. All outstanding shares of common stock, options and share units of the Colorado corporation were converted into an equivalent share, option or share unit of the Delaware corporation and the par value of the Company’s common stock was adjusted to $0.0001.
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
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less to be cash equivalents.
Accounts Receivable
The Company’s accounts receivable for the fiscal years ended June 30, 2025 and 2024 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2025 or 2024 is not necessary. There was no bad debt expense for the fiscal years ended June 30, 2025 and 2024.
Inventory
Inventory consisted of (in thousands):

	June 30,
	2025		2024
Finished goods	$17,739	85.8%	$11,841	78.7%
Raw materials	2,930	14.2%	3,214	21.3%
Total inventory	$20,669	100.0%	$15,055	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.5 million and $1.3 million at June 30, 2025 and 2024, respectively, related to obsolete and slow-moving inventory.
Reserves of inventories consist of the following (in thousands):

	Years ended June 30,
	2025	2024
Beginning balance	$1,301	$1,292
Additions	214	901
Write-offs	(1,049)	(892)
Ending balance	$466	$1,301
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment (includes computer hardware and software)	3 - 5
Furniture and fixtures	5
Vehicles	5

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
Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2025 and 2024, resulting in no impairment charges.
Impairment of Long-Lived Assets
Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2025 and 2024, management has concluded that there are no indications of impairment.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and cash equivalents. At June 30, 2025, the Company had $17.0 million in cash and cash equivalent accounts at one financial institution and $3.2 million in other financial institutions. As of June 30, 2025 and 2024, and during the years then ended, the Company’s cash balances exceeded federally insured limits.
Commissions and Incentives
Commissions and incentives expenses are the Company’s most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to the Company’s independent consultants, special incentives, costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts the Company pays to its independent consultants for personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers, including independent consultants, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales.
Research and Development Costs
The Company expenses all costs related to research and development activities as incurred. Research and development expenses for the fiscal years ended June 30, 2025 and 2024 were $1.4 million and $0.7 million, respectively.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options and options under the Company’s 2019 Employee Stock Purchase Plan. The determination of the fair value of options is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical data for estimating the expected volatility and expected life of stock options required in the Black-Scholes model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.
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
For the fiscal years ended June 30, 2025 and 2024, the effects of approximately 30,000 and 13,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock, are not included in the computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2025	2024
Numerator:
Net income	$9,805	$2,937
Denominator:
Basic weighted-average common shares outstanding	12,251	12,458
Effect of dilutive securities:
Stock awards and options	736	528
Diluted weighted-average common shares outstanding	12,987	12,986
Net income per share, basic	$0.80	$0.24
Net income per share, diluted	$0.75	$0.23
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. ASU 2023-07 is effective for the Company’s annual periods beginning July 1, 2024, and for interim periods beginning July 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 for the fiscal year beginning July 1, 2024. See Note 13 for expanded segment disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disclosure of specified information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for the Company’s annual periods beginning July 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, PhysIQ™ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, and AXIO® nootropic energy drink mixes. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.

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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities, each less than twelve months, was $0.7 million and $0.9 million as of June 30, 2025 and 2024, respectively. The contract liabilities impact to revenue for the years ended June 30, 2025 and 2024 was an increase of $0.2 million and a decrease of $26,000, respectively.
Sales Returns and Allowances
Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2025 and 2024, the Company’s return liability reserve, net was $0.2 million and $0.1 million, respectively.
Reserves for sales returns consist of the following (in thousands):

	Years ended June 30,
	2025	2024
Beginning balance	$133	$129
Additions	2,759	1,622
Returns	(2,655)	(1,618)
Ending balance	$237	$133

Note 4 — Property and Equipment, Net
Property and equipment, net consist of (in thousands):

	June 30,
	2025	2024
Equipment (includes computer hardware and software)	$16,998	$15,766
Furniture and fixtures	1,469	1,466
Leasehold improvements	5,101	5,040
Vehicles	51	51
Accumulated depreciation	(17,412)	(14,510)
Total property and equipment, net	$6,207	$7,813

Depreciation expense totaled $3.1 million and $3.4 million for the fiscal years ended June 30, 2025 and 2024, respectively.
Note 5 — Intangible Assets, Net
Intangible assets, net consist of (in thousands):

	June 30,
	2025	2024
Patent costs	$—	$2,330
Accumulated amortization	—	(2,252)
Total finite-lived intangible assets, net	—	78

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$245	$323
During the fiscal year ended June 30, 2025, the patents included in intangible assets related to Protandim® Nrf2 Synergizer® reached expiration and entered the public domain. Amortization expense totaled $0.1 million and $0.1 million for the fiscal years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the remaining weighted-average amortization period for finite-lived intangible assets is zero years. There is no annual estimated amortization expense expected in the succeeding fiscal year.
Note 6 — Other Accrued Expenses
Other accrued expenses consist of (in thousands):

	June 30,
	2025	2024
Accrued incentive compensation	$5,325	$1,521
Accrued severance	5	90
Other taxes payable	2,189	2,258
Accrued payable to vendors	459	434
Deferred revenue	711	860
Accrued incentives and promotions to consultants	3,284	1,454
Accrued other expenses	1,540	1,257
Total other accrued expenses	$13,513	$7,874
Note 7 — Long-Term Debt
On March 30, 2016, the Company entered into a loan agreement (the “2016 Loan Agreement”) and a security agreement (the “2016 Security Agreement”). The 2016 Loan Agreement provides for a term loan in an aggregate principal amount of $10.0 million (the “2016 Term Loan”) and a revolving loan facility in an aggregate principal amount not to exceed $2.0 million (the “2016 Revolving Loan,” and collectively with the 2016 Term Loan, the 2016 Loan Agreement, and the 2016 Security Agreement, and together with the amendments described below, the “2016 Credit Facility”). The 2016 Credit Facility was subsequently amended, among other things, to increase the available borrowing under the revolving loan facility to $5.0 million. On March 31, 2024, the 2016 Credit Facility reached the maturity date and was terminated. As of March 31, 2024, there was no balance outstanding under the 2016 Credit Facility.
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

In the event the Company borrows under the Line of Credit, interest will be payable commencing May 31, 2024, and then on the last day of each month thereafter until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term SOFR Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of June 30, 2025, the effective interest rate is 6.45%.
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
As of June 30, 2025, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of June 30, 2025, there was no balance outstanding on the 2024 Credit Facility.
Note 8 — Stockholders’ Equity
During the fiscal years ended June 30, 2025 and 2024, the Company issued zero shares of common stock as a result of the exercise of options. During the fiscal years ended June 30, 2025 and 2024, the Company issued 0.4 million and 1.0 million shares, respectively, under the Company’s equity incentive plans. During the fiscal years ended June 30, 2025 and 2024, 0.2 million and 0.2 million shares, respectively, of restricted stock were canceled or surrendered as payment of tax withholding upon vesting. During the fiscal years ended June 30, 2025 and 2024, the Company sold 44,000 and 0.1 million shares under its 2019 Employee Stock Purchase Plan, respectively.
On November 27, 2017, the Company’s board approved a stock repurchase program, which was subsequently amended on February 1, 2019. Under the currently approved stock repurchase program, the Company is authorized to purchase up to $60 million through December 31, 2026. The stock repurchase program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by the Company’s management, in accordance with applicable securities laws. As part of the stock repurchase program, the Company may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the year ended June 30, 2025, the Company purchased 0.3 million shares of its common stock at an aggregate purchase price of $3.1 million under this repurchase program. During the fiscal year ended June 30, 2024, the Company purchased 1.0 million shares of its common stock at an aggregate purchase price of $6.4 million under this repurchase program. At June 30, 2025, there is $17.3 million remaining under this stock repurchase program.
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
In general, the rights became exercisable following a public announcement that a person had acquired 12% (or, in the case of passive investors, 20%) or more of the outstanding shares of the Company’s common stock. If a person became an acquiring person, each holder of rights (except the acquiring person) would have the right to purchase, for the purchase price, a number of shares of the Company’s common stock at a 50% discount to the then-current trading price. Rather than allowing the rights to be exercised in those circumstances, the board had the right to exchange each right, other than the rights owned by the acquiring person, for a share of the Company’s common stock. The agreement provided for exceptions and additional terms for other certain situations and circumstances.
The Rights Plan was intended to protect the interests of the Company and its stockholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expired on August 28, 2024. There was no impact to the Company’s Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the designation and issuance of shares of preferred stock. However, as of June 30, 2025, no shares of preferred stock have been designated by the Board nor are any shares of preferred stock outstanding.
Dividends
The Company paid quarterly cash dividends of $0.04 per share of common stock to stockholders of record in September 2024, December 2024 and March 2025, and $0.045 per share of common stock to stockholders of record in June 2025 which were in the aggregate amount of $2.1 million, or $0.165 per share of common stock for the fiscal year ended June 30, 2025. The Company paid a one-time cash dividend of $0.40 per share of common stock to stockholders of record in September 2023, quarterly cash dividends of $0.035 per share of common stock to stockholders of record in September 2023, December 2023 and March 2024, and $0.04 per share of common stock to stockholders of record in June 2024 which were in the aggregate amount of $6.9 million, or $0.545 per share of common stock for the fiscal year ended June 30, 2024.
The declaration of dividends is subject to the discretion of the board and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by the board.
Note 9 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Company adopted, and the stockholders approved, the 2017 Long-Term Incentive Plan (the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors, and consultants. The initial share pool approved was 650,000 shares. On November 9, 2023, the stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 plan by 1,138,000 shares. As of June 30, 2025, a maximum of 5,105,000 shares of the Company’s common stock can be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the Company’s prior 2010 Long Term Incentive Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, vest over a three year vesting period, and have a contractual term of ten years. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. As of June 30, 2025, under the 2017 Plan, there were stock option awards outstanding, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock.
Employee Stock Purchase Plan
General.   The Company’s 2019 Employee Stock Purchase Plan (“ESPP”) was adopted by the board in September 2018 and the Company’s stockholders approved it in November 2018. In August 2024, the board approved an amendment to the ESPP to increase the share reserve thereunder by 0.4 million shares, which amendment and increase was approved by the Company’s stockholders in November 2024. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.
Share Reserve.   The Company has reserved 0.8 million shares of its common stock for issuance under the ESPP. As of June 30, 2025, 0.4 million shares were available for issuance. The number of shares reserved under the ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the fiscal years ended June 30, 2025 and 2024, 44,000 and 0.1 million shares of common stock were purchased under the ESPP, respectively.
Stock-Based Compensation
In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal year ended June 30, 2025 and 2024, stock-based compensation of $5.7 million and $3.3 million, respectively, was reflected as an increase to additional paid in capital.
At June 30, 2025, there was $3.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2017 Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.43 years.
Stock Options
There were no stock option grants during the fiscal years ended June 30, 2025 and 2024.
The following is a summary of stock option activity for the fiscal years ended June 30, 2025 and 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2023	72	$4.44

Granted	—	$—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	—	—
Outstanding at June 30, 2024	72	4.44

Granted	—	$—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	—	—
Outstanding at June 30, 2025	72	4.44	2.59	$618
Exercisable at June 30, 2025	72	$4.44	2.59	$618

Restricted Stock Awards
The following is a summary of restricted stock award activity during the fiscal years ended June 30, 2025 and 2024:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2023	117	$3.85

Granted(1)	392	$4.74
Vested	(117)	3.85
Forfeited	—	—
Nonvested at June 30, 2024	392	4.74

Granted	58	$13.54
Vested	(294)	4.77
Forfeited	—	—
Nonvested at June 30, 2025	156	7.92

(1)
Includes 125,732 shares of restricted stock that were granted in exchange for the cancellation of 48,026 shares of stock units and 77,706 shares of performance restricted stock units on November 6, 2023.

The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2025 and 2024 was $4.4 million and $0.7 million, respectively.
Restricted Stock Units
The following is a summary of restricted stock units activity during the fiscal years ended June 30, 2025 and 2024:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2023	538	$4.90

Granted	214	$4.90
Vested	(331)	5.05
Forfeited(1)	(84)	4.48
Nonvested at June 30, 2024	337	4.86

Granted	224	$10.08
Vested	(224)	4.87
Forfeited	(47)	6.12
Nonvested at June 30, 2025	290	8.68

(1)	Includes 48,026 shares of restricted stock units that were canceled in exchange for restricted stock awards on November 6, 2023.
The total vesting date fair value of restricted stock units that vested during the fiscal years ended June 30, 2025 and 2024 was $2.6 million and $1.9 million, respectively.
Performance Restricted Stock Units
During the fiscal years ended June 30, 2025 and 2024 , the Company awarded performance restricted stock units (the “FY 2025 PRSUs” and “FY 2024 PRSUs,” respectively) to certain employees (the “Recipients”). Each performance restricted stock unit represents a contingent right for the Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company’s achievement of specified financial performance metrics. For FY 2025 PRSUs, the performance period for 50% of the FY 2025 PRSUs ended on June 30, 2025, the performance period for 30% of the FY 2025 PRSUs ends on June 30, 2026, and the performance period for the remaining 20% of the FY 2025 PRSUs ends on June 30, 2027. For FY 2024 PRSUs, the performance period for 50% of the FY 2024 PRSUs ended on June 30, 2024, the performance period for 30% of the FY 2024 PRSUs ended on June 30, 2025, and the performance period for the remaining 20% of the FY

2024 PRSUs ends on June 30, 2026. The financial performance metrics for the fiscal year ended June 30, 2025, were deemed achieved at the 200.00% achievement level. The financial performance metrics for the fiscal year ended June 30, 2024, were deemed achieved at the 0% achievement level. The FY 2025 PRSUs and FY 2024 PRSUs will vest only to the extent the specified financial performance criteria are achieved and subject to the Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the performance restricted stock units are based on the grant date fair value which is the closing price of the Company's common stock on the date of grant.
The following is a summary of performance restricted stock units activity during the fiscal years ended June 30, 2025 and 2024:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2023	492	$4.24

Granted	350	$4.89
Vested	(284)	4.24
Forfeited(1)	(274)	4.68
Nonvested at June 30, 2024	284	4.62

Granted(2)	509	$8.30
Vested	(94)	4.24
Forfeited	(45)	6.67
Nonvested at June 30, 2025	654	7.40

(1)	Includes 77,706 shares of performance restricted stock units that were canceled in exchange for restricted stock awards on November 6, 2023.
(2)	Includes shares added based on achievement of performance goals in excess of target.
The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2025 and 2024 was approximately $1.1 million and $1.6 million, respectively.
Note 10 — Other Expense, Net
Other expense, net consists of the following (in thousands):

	Years ended June 30,
	2025	2024
Foreign currency transaction loss, net	$(380)	$(429)
Other income (expense), net	(7)	17
Total other expense, net	$(387)	$(412)

Note 11 — Income Taxes
The income tax expense for the fiscal years ended June 30, 2025 and 2024 consists of the following (in thousands):

	Years ended June 30,
	2025	2024
Income before income taxes:
Domestic	$10,397	$2,940
International	1,846	1,410
	$12,243	$4,350
Current taxes:
Federal	$2,925	$1,457
State	708	246
Foreign	491	984
Total current income tax provision	$4,124	$2,687
Deferred taxes:
Federal	$(1,464)	$(1,281)
State	(341)	(151)
Foreign	119	158
Total deferred income tax provision	$(1,686)	$(1,274)
Net income tax provision	$2,438	$1,413
The effective income tax rate for the fiscal years ended June 30, 2025 and 2024 differs from the U.S. Federal statutory income tax rate due to the following:

	Years ended June 30,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	1.2%
Foreign tax rate difference	(0.4)%	8.0%
Tax return to provision true-up	0.4%	(4.3)%
Limit on future stock compensation due to 162(m)	4.0%	2.8%
Foreign withholding tax	0.8%	2.6%
Other differences	0.7%	1.6%
Revalue of deferred for change in federal tax rate	0.0%	0.0%
Permanent differences:
— stock-based compensation	(6.2)%	(8.3)%
— current year section 162(m) limitation	0.9%	7.0%
— foreign derived intangible income deduction	(1.4)%	(0.7)%
— tax credits	(4.8)%	(12.1)%
— meals and entertainment	0.6%	1.3%
— removal of additional permanent reinvestment assertions	0.6%	1.2%
— change in uncertain tax positions	(0.4)%	1.2%
— accrual for foreign tax audits	0.4%	7.7%
— other permanent differences	0.7%	1.8%
Change in valuation allowance	(0.4)%	0.5%
Net income tax provision	19.9%	32.5%

The components of the deferred tax assets and liabilities as of June 30, 2025 and 2024 are as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Federal, state, and foreign net operating loss carryovers	$234	$271
Stock option compensation	628	360
Section 174 costs	2,798	2,578
Lease liability	2,798	3,223
Accrued vacation, allowance for returns, bonuses & other	2,819	2,119
Gross deferred tax asset	$9,277	$8,551

Deferred tax liabilities:
Patents and trademarks	$(16)	$(30)
Property & equipment	(239)	(798)
Right of use asset	(1,942)	(2,263)
Other	(468)	(472)
Gross deferred tax liabilities	(2,665)	(3,563)
Less: valuation allowance	(642)	(720)
Deferred tax assets, net	$5,970	$4,268
The Company has adopted accounting guidance for uncertain tax positions (“UTPs”) which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position. The measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit.
In the fiscal year ended June 30, 2024, the Company began recording a withholding tax obligation on certain rebalanced commission payments to the U.S. parent company it had not obtained treaty rates for. The withholding tax recorded in the fiscal year ended June 30, 2024 has been reversed during the fiscal year ended June 30, 2025 as the Company no longer expects to pay that liability.
The Company has been undergoing income tax audits in foreign jurisdictions. For the fiscal year ended June 30, 2025, the Company accrued a total $0.4 million related to foreign income tax audits. In fiscal year 2025, the Company made payments or deemed payments totaling $0.4 million related to these foreign income tax audits. The UTP related to foreign tax audits is now zero. The Company does not have any other foreign tax audits as of June 30, 2025.
The change in the liability for uncertain tax positions were as follows (in thousands):

	Years ended June 30,
	2025	2024
Beginning balance	$389	$—
Gross increases - tax positions in prior year	51	—
Gross decreases - tax positions in prior year	(53)	—
Gross increases - tax positions in current year	—	389
Settlement	(381)	—
Currency adjustment	(6)	—
Ending balance	$—	$389
In fiscal year 2022, the Company removed its permanent reinvestment assertion in Japan. In fiscal year 2024, the Company removed its permanent reinvestment assertions in Taiwan and Australia and recorded the tax effects of that change. In fiscal year 2025, the Company removed its permanent reinvestment assertion on all other entities.
The tax years open for examination by the Internal Revenue Service (“IRS”) include returns for fiscal years June 30, 2021 through present and the open tax years by state tax authorities include returns for fiscal years June 30, 2020 through present. In addition, the IRS and state tax authorities may examine net operating losses (“NOLs”) for any previous years if utilized by the Company.

The change in the valuation allowance were as follows (in thousands):

	Years ended June 30,
	2025	2024
Beginning balance	$720	$704
Increases	(78)	16
Ending balance	$642	$720
The change in valuation allowance during the fiscal year ended June 30, 2025 related to current year income in entities with a full valuation allowance along with a change to the United States valuation allowance based on the Company converting from a blended rate to a state-by-state provision. During the fiscal year ended June 30, 2024, the change in valuation allowance related to current year income in entities with a full valuation allowance along with a change to the United States valuation allowance based on updated projections and changes to the blended rate.
As of June 30, 2025, the Company had utilized all of its Federal NOL carry-forwards. As of June 30, 2025, state NOLs were $4.8 million and foreign NOLs were $0.4 million.
The total recognized tax benefit from settlement of stock-based awards for the fiscal years ended June 30, 2025 and 2024, was $0.8 million and $0.2 million, respectively.
The Company has reflected all changes in tax laws including the changes resulting from expiring Tax Cuts and Jobs Act provisions. The Company will reflect the changes from the One Big Beautiful Bill Act in fiscal year 2026, when the law was enacted.
The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2021 through June 30, 2025.
Note 12 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to 6.5 years. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 3.17%, respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.90 years and 3.46%, respectively.
The components of lease expense for the fiscal years ended June 30, 2025 and 2024, were as follows (in thousands):

	Years ended June 30,
	2025	2024
Operating lease expense
Operating lease cost	$1,881	$1,913
Variable lease cost	154	174
Short-term lease cost	11	47
Total lease expense	$2,046	$2,134
Supplemental cash flow information related to operating leases was as follows (in thousands):

	June 30, 2025	June 30, 2024
Operating cash outflows from operating leases	$2,284	$2,187
Right-of-use assets obtained in exchange for lease obligations	$—	$2,475
Maturity of lease liabilities at June 30, 2025 are as follows (in thousands):

Year ended June 30,	Amount
2026	$2,214
2027	2,195
2028	2,073
2029	1,772
2030	1,817
Thereafter	2,805
Total	12,876
Less: imputed interest	(1,198)
Present value of lease liabilities	$11,678
Note 13 — Segment Information
The Company operates in a single operating segment by selling products directly to customers through an international network of independent consultants that operates in an integrated manner from market to market. The Company manages its business primarily by managing its international network of independent consultants through similar commission plans. Most products available to customers in the United States are available to customers across all markets. These products are purchased through third-party manufacturers by the US Corporate office and sold to each international market. Pricing for all products is determined at the US Corporate office. Accordingly, for disclosure purposes, the Company has a single reporting segment, which is reported on the Company’s consolidated financial statements.
The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors.
The CODM evaluates performance through consolidated financial budget-to-actual variances on a monthly and quarterly basis and allocates resources based on net income as reported in the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. Total expenditures for long-lived assets are reported on the consolidated statements of cash flows.

The following table presents the Company’s segment revenue and expenses and segment net income for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	Years ended June 30,
	2025	2024
Revenue, net	$228,530	$200,164
Cost of sales	(44,864)	(41,440)
Consultant commissions	(95,920)	(80,900)
Consultant incentives, promotions, and recognition	(6,340)	(5,020)
Labor and benefits	(31,216)	(27,202)
Stock compensation	(5,702)	(3,280)
Events	(3,791)	(4,321)
Depreciation and amortization	(3,156)	(3,581)
Credit card and bank processing fees	(6,694)	(6,051)
Other segment items(1)	(19,035)	(24,449)
Interest income	466	451
Interest expense	(35)	(21)
Income tax expense	(2,438)	(1,413)
Net income	$9,805	$2,937
(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.

The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	June 30,
	2025	2024
United States	$18,446	$19,216
Foreign:
Japan	1,901	1,925
Other foreign markets	472	612
Total foreign markets	2,373	2,537
Total long-lived assets	$20,819	$21,753
The Company has identified two major markets with revenues exceeding 10% of consolidated total revenue: United States and Japan. There are 16 other markets, each of which individually is less than 10% of consolidated total revenue. Sales are recorded in the market in which the transaction occurred. The following table presents the Company’s revenue disaggregated by these markets (in thousands):

	Years ended June 30,
	2025	2024
United States	$178,442	$145,679
Foreign:
Japan	25,394	26,989
Other foreign markets	24,694	27,496
Total foreign markets	50,088	54,485
Total revenue, net	$228,530	$200,164
Major Products
The Company’s revenue for the fiscal year ended June 30, 2025 is largely attributed to three product lines, Protandim®, LifeVantage®, and TrueScience®. On a combined basis, these three product lines represent approximately 87.6% of the Company’s total net revenue for the fiscal year ended June 30, 2025. Total revenue for the fiscal year ended June 30, 2024 was largely attributed to two product lines, Protandim® and TrueScience®, which on a combined basis represented approximately 80.1% of total net revenue for that fiscal year. The following table shows revenue by product line for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	Years ended June 30,
	2025	2024
Protandim® product line	$95,328	$104,135
LifeVantage® product line	56,225	15,675
TrueScience® product line	48,712	56,252
AXIO® product line	15,312	13,375
PhysIQ™ product line	5,102	3,827
Petandim® product line	2,117	2,398
Other(1)	5,734	4,502
Total revenue, net	$228,530	$200,164
(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.
Note 14 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2025, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Note 15 — Subsequent Events
On September 3, 2025, the Company entered into an Asset Purchase Agreement to acquire critical assets of a Global Organics Merchants, LLC, dba LoveBiome. The transaction is expected to close by mid-October 2025, subject to satisfaction of customary closing conditions and regulatory requirements. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which includes evaluating the fair value of the acquired assets and the valuation of contingent consideration to be transferred.