Form 10-Q
period 2025-09-30
Lifevantage Corp
filed 2025-11-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 3, 2025 was 12,701,187.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	June 30, 2025
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,091	$20,201
Accounts receivable	2,425	3,294
Income tax receivable	5,298	635
Inventory, net	20,594	20,669
Prepaid expenses and other	3,640	6,095
Total current assets	45,048	50,894

Property and equipment, net	5,997	6,207
Right-of-use assets	7,664	8,041
Intangible assets, net	245	245
Deferred income tax asset	1,989	5,970
Other long-term assets	636	601
TOTAL ASSETS	$61,579	$71,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,356	$4,600
Commissions payable	5,986	7,237
Income tax payable	—	—
Lease liabilities	1,881	1,867
Other accrued expenses	6,606	13,513
Total current liabilities	18,829	27,217

Long-term lease liabilities	9,310	9,811
Other long-term liabilities	283	289
Total liabilities	28,422	37,317
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,691 and 12,429 issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	1	1
Additional paid-in capital	137,652	139,962
Accumulated deficit	(103,141)	(104,147)
Accumulated other comprehensive loss	(1,355)	(1,175)
Total stockholders’ equity	33,157	34,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,579	$71,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2025	2024
(In thousands, except per share data)
Revenue, net	$47,561	$47,214
Cost of sales	9,745	9,491
Gross profit	37,816	37,723
Operating expenses:
Commissions and incentives	20,695	20,305
Selling, general and administrative	14,853	14,848
Total operating expenses	35,548	35,153
Operating income	2,268	2,570
Other income (expense):
Interest income, net	87	59
Other expense, net	(114)	(51)
Total other income (expense)	(27)	8
Income before income taxes	2,241	2,578
Income tax expense	(86)	(752)
Net income	$2,155	$1,826
Net income per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.14
Weighted-average shares outstanding:
Basic	12,398	12,162
Diluted	12,946	12,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(180)	$791
Other comprehensive income (loss), net of tax	(180)	791
Comprehensive income	$1,975	$2,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2025	12,429	$1	$139,962	$(104,147)	$(1,175)	$34,641

Stock-based compensation	—	—	826	—	—	826
Common stock issued under equity award plans	543	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(250)	—	(3,284)	—	—	(3,284)
Repurchase of company stock	(44)	—	—	(578)	—	(578)
Common stock issued under employee stock purchase plan	13	—	148	—	—	148
Cash dividends	—	—	—	(571)	—	(571)
Currency translation adjustment	—	—	—	—	(180)	(180)
Net income	—	—	—	2,155	—	2,155
Balances, September 30, 2025	12,691	$1	$137,652	$(103,141)	$(1,355)	$33,157
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2025	2024
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,155	$1,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	610	797
Stock-based compensation	826	917
Non-cash operating lease expense	345	353
Loss (gain) on disposal of assets	4	(4)
Amortization of debt discount	8	8
Deferred income tax	3,982	(515)
Changes in operating assets and liabilities:
Accounts receivable	844	81
Income tax receivable	(4,663)	(573)
Inventory, net	(29)	(1,503)
Prepaid expenses and other	2,433	(987)
Other long-term assets	(21)	33
Accounts payable	(237)	(617)
Income tax payable	—	(155)
Other accrued expenses	(8,108)	205
Lease liabilities	(454)	(449)
Net Cash Used in Operating Activities	(2,305)	(583)
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	4
Purchase of property and equipment	(439)	(349)
Net Cash Used in Investing Activities	(439)	(345)
Cash Flows from Financing Activities:
Payment of deferred financing fees	(12)	—
Repurchase of company stock	(578)	(1,114)
Payment of cash dividends	(571)	(500)
Shares canceled or surrendered as payment of tax withholding and other	(3,284)	(347)
Proceeds from common stock issued under employee stock purchase plan	148	133
Net Cash Used in Financing Activities	(4,297)	(1,828)
Foreign Currency Effect on Cash	(69)	466
Decrease in Cash and Cash Equivalents:	(7,110)	(2,290)
Cash and Cash Equivalents — beginning of period	20,201	16,886
Cash and Cash Equivalents — end of period	$13,091	$14,596
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$8
Cash paid for income taxes	$765	$1,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (“LifeVantage” or the “Company”) as of and for the year ended June 30, 2025 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 4, 2025.
Note 1 — Organization and Basis of Presentation
LifeVantage is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore and Iceland. We also sell our products in a number of countries to consumers for personal consumption only.
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
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2025, and the results of operations for the three months ended September 30, 2025 and 2024, and the cash flows for the three months ended September 30, 2025 and 2024. Interim results are not necessarily indicative of results for a full year or for any future period.
The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2025, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended June 30, 2025, and included in the annual report on Form 10-K on file with the SEC.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2025 and 2024, net foreign currency losses of approximately $0.1 million and $40,000, respectively, are recorded in other expense, net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2025, the Company had $10.1 million in cash accounts at one financial institution and $3.0 million in accounts at other financial institutions. At June 30, 2025, the Company had $17.0 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. As of September 30, 2025 and June 30, 2025, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of September 30, 2025 and June 30, 2025 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2025 and June 30, 2025 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2025 and 2024.
Inventory
As of September 30, 2025 and June 30, 2025, inventory consisted of (in thousands):

	September 30, 2025		June 30, 2025
Finished goods	$17,392	84.5%	$17,739	85.8%
Raw materials	3,202	15.5%	2,930	14.2%
Total inventory	$20,594	100.0%	$20,669	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $0.5 million and $0.5 million at September 30, 2025 and June 30, 2025, respectively, related to obsolete and slow-moving inventory.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, PhysIQ™ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, and AXIO® nootropic energy drink mixes. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
Contract liabilities, recorded as deferred revenue, include loyalty program credit deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as credits which are redeemed for additional products at a later date. The Company also records deferred revenue when cash payments are received or due in advance of performance, including amounts that are refundable. In addition, the Company pre-sells tickets to its events. When cash payments are received in advance of events, the cash received is recorded to deferred revenue until the event is held, at which time the Company has performed its obligations under the contract and the revenue is recognized.
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.7 million and $0.7 million as of September 30, 2025 and June 30, 2025, respectively. The contract liabilities impact to revenue for the three months ended September 30, 2025 and 2024 was an increase of $0.1 million and a decrease of $0.2 million, respectively.
Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2025 and June 30, 2025, the returns liability reserve, net was $0.2 million and $0.2 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2025 and 2024 were $0.3 million and $0.3 million, respectively.
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
For the three months ended September 30, 2025 and 2024, the Company recognized income tax expense of $0.1 million and $0.8 million, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended September 30, 2025 and 2024, the effects of approximately 0.2 million and 0.3 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net income	$2,155	$1,826
Denominator:
Basic weighted-average common shares outstanding	12,398	12,162
Effect of dilutive securities:
Stock awards and options	548	662
Diluted weighted-average common shares outstanding	12,946	12,824
Net income per share, basic	$0.17	$0.15
Net income per share, diluted	$0.17	$0.14
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. (“ASU 2025-06”). The amendments in this ASU are intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, the amendments require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. The Company has elected to early adopt ASU 2025-06 for the current fiscal year and will transition using the prospective transition approach.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to six years. As of September 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.84 years and 3.24%, respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 3.17%, respectively.
For the three months ended September 30, 2025 and 2024, operating lease expense was $0.5 million and $0.5 million, respectively. The components of lease expense for the three months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease expense
Operating lease cost	$438	$470
Variable lease cost	35	41
Short-term lease costs	1	5
Total lease expense	$474	$516
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating cash outflows from operating leases	$546	$530
Maturity of lease liabilities at September 30, 2025 are as follows (in thousands):

Year ended June 30,	Amount
2026 (remaining nine months ending June 30, 2026)	$1,656
2027	2,182
2028	2,064
2029	1,772
2030	1,817
Thereafter	2,805
Total	12,296
Less: imputed interest	(1,105)
Present value of lease liabilities	$11,191
Note 4 — Long-Term Debt
On April 12, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”), as amended, with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, the Company, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, Continuing and Unconditional Guaranty and the Security and Pledge Agreement the “2024 Credit Facility”).
On September 22, 2025, the Company entered into an amendment to the Loan Agreement, which amended the 2024 Credit Facility (“Amendment No. 1”) to allow the proceeds of the credit to be also used for permitted acquisitions. On September 22, 2025, the Company also entered into a collateral assignment of, and grant of security interest in, the LoveBiome assets purchased by the Company.
In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of September 30, 2025, the effective interest rate is 6.24%.
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
As of September 30, 2025, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of September 30, 2025, there was no balance outstanding on the 2024 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended September 30, 2025 and 2024, the Company issued 0.5 million and 0.1 million shares of common stock, respectively, under Company stock plans. During the three months ended September 30, 2025 and 2024, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended September 30, 2025 and 2024, 0.3 million and 48,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
On February 17, 2022, the Company’s board of directors (the “Board of Directors”) approved an amendment to its then-existing share repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three months ended September 30, 2025, the Company purchased 44,000 shares of common stock at an aggregate price of $0.6 million under this repurchase program. During the three months ended September 30, 2024, the Company purchased 0.1 million shares of common stock at an aggregate price of $1.1 million under this repurchase program. At September 30, 2025, there was $16.7 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2025, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.
Dividends
In August 2025, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on September 16, 2025 to stockholders of record on September 8, 2025. Cash dividends for the three months ended September 30, 2025 totaled $0.6 million. Cash dividends for the three months ended September 30, 2024 totaled $0.5 million, or $0.04 per share of common stock.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022 and November 2023, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, and 1,138,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of September 30, 2025, an aggregate of 5.1 million shares of the Company’s common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards which is calculated as the sum of (i) 4,630,000 shares and (ii) up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.
As of September 30, 2025, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.
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
Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of September 30, 2025, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the three months ended September 30, 2025 and 2024, approximately 13,000 and 22,000 shares of common stock were issued under the 2019 ESPP, respectively.
Stock-Based Compensation
For the three months ended September 30, 2025 and 2024, compensation of $0.8 million and $0.9 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.

Note 7 — Segment Information
The Company operates in a single operating segment by selling products directly to customers through an international network of independent consultants that operate in an integrated manner. The Company manages its business primarily by managing its international network of independent consultants through similar commission plans. Most products available to customers in the United States are available to customers across all markets internationally. These products are purchased through third-party manufacturers by the Company's corporate office in the United States and sold to each international market. Pricing for all products is determined at the Company's corporate office in the United States. Accordingly, for disclosure purposes, the Company has a single reporting segment, which is reported on the Company’s consolidated financial statements.
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

The following table presents the Company’s segment revenue and expenses and segment net income for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Revenue, net	$47,561	$47,214
Cost of sales	(9,745)	(9,491)
Consultant commissions	(19,385)	(19,093)
Consultant incentives, promotions, and recognition	(1,310)	(1,212)
Labor and benefits	(6,836)	(7,117)
Stock compensation	(826)	(917)
Events	(531)	(189)
Depreciation and amortization	(610)	(797)
Credit card and bank processing fees	(1,337)	(1,409)
Other segment items(1)	(4,827)	(4,470)
Interest income	97	67
Interest expense	(10)	(8)
Income tax expense	(86)	(752)
Net income	$2,155	$1,826
(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.
The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2025	June 30, 2025
United States	$14,143	$18,446
Foreign:
Japan	1,716	1,901
Other foreign markets	427	472
Total foreign markets	2,143	2,373
Total long-lived assets	$16,286	$20,819

The Company has identified two major markets with revenues exceeding 10% of consolidated total revenue: the United States and Japan. There are 16 other markets, each of which individually is less than 10% of consolidated total revenue. Sales are recorded in the market in which the transaction occurred. The following table presents the Company’s revenue disaggregated by these markets (in thousands):

	Three Months Ended September 30,
	2025	2024
United States	$35,216	$35,268
Foreign:
Japan	6,192	5,983
Other foreign markets	6,153	5,963
Total foreign markets	12,345	11,946
Total revenue, net	$47,561	$47,214
Major Products
The Company’s revenue for the three months ended September 30, 2025 and 2024 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 86.2% and 86.6% of the Company’s total net revenue for the three months ended September 30, 2025 and 2024, respectively. The following table shows revenue by product line for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Protandim® product line	$22,057	$24,198
TrueScience® product line	9,867	12,792
LifeVantage® product line	9,105	3,902
AXIO® product line	3,458	3,532
PhysIQ™ product line	1,236	1,144
Petandim® product line	477	534
Other(1)	1,361	1,112
Total revenue, net	$47,561	$47,214
(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.
Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2025, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Other Matters
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
Note 9 — Subsequent Events
As previously disclosed, on September 3, 2025, the Company entered into an Asset Purchase Agreement to acquire critical assets of Global Organics Merchants, LLC, dba LoveBiome ("LoveBiome"). The transaction closed on October 1, 2025. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which includes evaluating the fair value of the acquired assets and the valuation of contingent consideration to be transferred.
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
As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore and Iceland. In addition, we sell our products in a number of countries for personal consumption only. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted. On June 30, 2025, we ceased operations in the Philippines and closed that market. In September 2025, we commenced operations in Iceland.

Our Products
Our products are: the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness; the PhysIQ Fat Burn and Prebiotic dietary supplements; the TrueScience® line of skin and hair care products and Liquid Collagen; the Petandim® companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic energy drink mixes. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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
Our TrueScience® line of skin and hair care products includes TrueScience® TrueClean Refining Cleanser, TrueScience® TrueRenew Daily Firming Complex, TrueScience® TrueLift Illuminating Eye Cream, TrueScience® TrueHydrate Brightening Moisturizer, TrueScience® TrueTone Perfecting Lotion, TrueScience® TrueProtect Daily Mineral Sunstick SPF 30, TrueScience® Perfecting Lotion, TrueScience® Hand Cream, TrueScience® Invigorating Shampoo, TrueScience® Nourishing Conditioner, TrueScience® Scalp Serum, and TrueScience® Liquid Collagen, a dietary supplement that activates, replenishes, and maintains collagen to support firmness and elasticity from within.
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

We currently have additional products in development and additional product offerings that come with our acquisition of LoveBiome's critical assets in October 2025. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants
On March 1, 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. On November 1, 2024 we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. On March 1, 2025, we launched the Evolve Compensation Plan in other markets, including Taiwan, Hong Kong, and Singapore.
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

	As of September 30,
	2025		2024		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	32,000	66.7%	31,000	66.0%	1,000	3.2%
Asia/Pacific & Europe	16,000	33.3%	16,000	34.0%	—	—%
Total Active Independent Consultants	48,000	100.0%	47,000	100.0%	1,000	2.1%

Active Customers
Americas	59,000	80.8%	61,000	80.3%	(2,000)	(3.3)%
Asia/Pacific & Europe	14,000	19.2%	15,000	19.7%	(1,000)	(6.7)%
Total Active Customers	73,000	100.0%	76,000	100.0%	(3,000)	(3.9)%

Active Accounts
Americas	91,000	75.2%	92,000	74.8%	(1,000)	(1.1)%
Asia/Pacific & Europe	30,000	24.8%	31,000	25.2%	(1,000)	(3.2)%
Total Active Accounts	121,000	100.0%	123,000	100.0%	(2,000)	(1.6)%

Results of Operations
Three Months Ended September 30, 2025 and 2024
Revenue. We generated net revenue of $47.6 million and $47.2 million during the three months ended September 30, 2025 and 2024, respectively. The slight increase in revenue for the three months ended September 30, 2025 was primarily driven by sales of our MindBody GLP-1 System™, which launched in the U.S. market in October 2024 and in the Japan market and exclusively to independent consultants in the Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand markets in March 2025. The sales of our MindBody GLP-1 System™ were offset by reduced sales of our Protandim® and TrueScience® product lines. Foreign currency fluctuations positively impacted our revenue by $0.2 million, or 0.4%, during the three months ended September 30, 2025.

Americas. The following table sets forth revenue for the three months ended September 30, 2025 and 2024 for the Americas region (in thousands):

	Three Months Ended September 30,
	2025	2024	% Change
United States	$35,216	$35,268	(0.1)%
Other	1,981	1,624	22.0%
Americas Total	$37,197	$36,892	0.8%
Revenue in the Americas region for the three months ended September 30, 2025 increased $0.3 million, or 0.8%, from the prior year period. In October 2024, we launched our MindBody GLP-1 System™ in the United States. The slight increase in revenue for the three months ended September 30, 2025 was primarily driven by sales of our MindBody GLP-1 System™, offset by reduced sales of our Protandim® and TrueScience® product lines and decreases in our total Active Accounts.
Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2025 and 2024 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended September 30,
	2025	2024	% Change
Japan	$6,192	$5,983	3.5%
Other	4,172	4,339	(3.8)%
Asia/Pacific & Europe Total	$10,364	$10,322	0.4%
Revenue in the Asia/Pacific & Europe region increased $42,000, or 0.4%, for the three months ended September 30, 2025, as compared to the prior year period. Total Active Accounts in the region decreased 3.2% compared to the prior year period. In March 2025, we launched our MindBody GLP-1 System™ in Japan and exclusively to our independent consultants in Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand. The overall increase in revenue within the Asia/Pacific & Europe region was primarily driven by sales of our MindBody GLP-1 System™ and positive impacts from foreign currency exchange rate fluctuations, partially offset by decreases in total Active Accounts and the closure of our Philippines market in June 2025.
Overall, revenue in the Asia/Pacific & Europe region was positively impacted by foreign currency exchange rate fluctuations in the amount of approximately $0.2 million, or 1.8%, during the three months ended September 30, 2025, as compared to the prior year period. Revenue in Japan was positively impacted by foreign exchange rate fluctuations in the amount of approximately $0.1 million, or 0.9%, during the three months ended September 30, 2025, as compared to the prior year period. On a constant currency basis, revenue in Japan increased 2.6% for the three months ended September 30, 2025, as compared to the prior year period. The increase in revenue on a constant currency basis in Japan during three months ended September 30, 2025 was due the launch of our MindBody GLP-1 System™ in March 2025.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally, including our MindBody GLP-1 System™, during the remainder of fiscal year 2026 and beyond. In addition, our acquisition of LoveBiome's critical assets in October 2025 is expected to continue to drive revenue growth globally through its active accounts and product offerings leading to increased average order size and increased ability to attract and retain new independent consultants and customers with a compelling product lineup.
Cost of Sales. Cost of sales were $9.7 million and $9.5 million for the three months ended September 30, 2025 and 2024, respectively, resulting in gross profit percentages of 79.5% and 79.9%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to increases in shipping and warehouse expenses during the three months ended September 30, 2025.
Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2025 were $20.7 million, or 43.5% of revenue as compared to $20.3 million, or 43.0% of revenue, for the three months ended September 30, 2024. The increase in commissions and incentives expenses as a percentage of revenue compared to the prior year period is due to changes in sales mix and the timing and magnitude of promotional and incentive programs.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.

Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2025 were $14.9 million, or 31.2% of revenue, as compared to $14.8 million, or 31.4% of revenue, for the three months ended September 30, 2024. The slight decrease in selling, general and administrative expenses as a percentage of revenue during the three months ended September 30, 2025 compared to the prior year period is primarily due to decreases in the variable portion of employee related compensation expenses offset partially by increases in event and professional services expenses.
Total Other Income (Expense). During the three months ended September 30, 2025 we recognized total net other expense of $27,000 as compared to total net other income of $8,000 for the three months ended September 30, 2024. Total net other income (expense) for the three months ended September 30, 2025 and 2024 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.1 million for the three months ended September 30, 2025, as compared to an income tax expense of $0.8 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was 3.8% compared to 29.2% for the three months ended September 30, 2024.
The change in the effective tax rate for the three months ended September 30, 2025 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.
We expect that our effective tax rate will fluctuate slightly during the remainder of fiscal 2026 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.
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
As of September 30, 2025, our available liquidity was $13.1 million, which consisted of available cash and cash equivalents. This represents a decrease of $7.1 million from the $20.2 million in cash and cash equivalents as of June 30, 2025.
During the three months ended September 30, 2025, our net cash used in operating activities was $2.3 million as compared to $0.6 million during the three months ended September 30, 2024. The increase in cash used in operating activities is primarily related to the payment of employee related incentive compensation expense during the three months ended September 30, 2025, previously accrued at June 30, 2025.
During the three months ended September 30, 2025, our net cash used in investing activities was $0.4 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2024, our net cash used in investing activities was $0.3 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the three months ended September 30, 2025 was $4.3 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). Cash used in financing activities during the three months ended September 30, 2024 was $1.8 million as a result of our payment of cash dividends, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP and stock option exercises.
At September 30, 2025 and June 30, 2025, the total amount of our foreign subsidiary cash was $4.7 million and $6.4 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At September 30, 2025, we had working capital (current assets minus current liabilities) of $26.2 million, compared to working capital of $23.7 million at June 30, 2025. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.
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
2024 Credit Facility
On April 12, 2024, we entered into a Loan Agreement, as amended (the “Loan Agreement”) with Bank of America, N.A., as Lender (the “Lender”). In connection with the Loan Agreement and on the same date, we, Lifeline Nutraceuticals Corporation, as Guarantor (the “Guarantor”), and the Lender also entered into a Continuing and Unconditional Guaranty (the “Continuing and Unconditional Guaranty”) and a Security and Pledge Agreement (the “Security and Pledge Agreement”). The Loan Agreement provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “Line of Credit” and collectively with the Loan Agreement, the Continuing and Unconditional Guaranty and the Security and Pledge Agreement, the “2024 Credit Facility”).
On September 22, 2025, we entered into an amendment to the Loan Agreement, which amended the 2024 Credit Facility (“Amendment No. 1”) to allow the proceeds of the credit to be also used for permitted acquisitions. On September 22, 2025, we also entered into a collateral assignment of, and grant of security interest in, the LoveBiome assets purchased by the Company.
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
As of the date of this report, there is no balance outstanding under the 2024 Credit Facility.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2025.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2025, filed on September 4, 2025. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended

September 30, 2025. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	17,117	$12.83	17,117	$17,054,775
August 1 - August 28	24,285	$13.08	24,285	$16,737,090
September 1 - September 31	2,962	$13.38	2,962	$16,697,457
Total	44,364		44,364
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dated as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and June 30, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2025 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	November 4, 2025	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2025	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)