Form 10-Q
period 2025-12-31
Lifevantage Corp
filed 2026-02-04
CIK 849146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 3, 2026 was 12,793,359.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information
Item 1. Financial Statements
LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2025	June 30, 2025
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$10,181	$20,201
Accounts receivable	2,256	3,294
Income tax receivable	2,726	635
Inventory, net	18,978	20,669
Prepaid expenses and other	4,416	6,095
Total current assets	38,557	50,894

Property and equipment, net	6,426	6,207
Right-of-use assets	7,274	8,041
Intangible assets, net	3,316	245
Goodwill	472	—
Deferred income tax asset	4,514	5,970
Other long-term assets	610	601
TOTAL ASSETS	$61,169	$71,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,891	$4,600
Commissions payable	5,519	7,237
Lease liabilities	1,891	1,867
Other accrued expenses	6,712	13,513
Total current liabilities	19,013	27,217

Long-term lease liabilities	8,800	9,811
Other long-term liabilities	369	289
Total liabilities	28,182	37,317
Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,787 and 12,429 issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	1	1
Additional paid-in capital	138,041	139,962
Accumulated deficit	(103,441)	(104,147)
Accumulated other comprehensive loss	(1,614)	(1,175)
Total stockholders’ equity	32,987	34,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,169	$71,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
(In thousands, except per share data)
Revenue, net	$48,931	$67,762	$96,493	$114,976
Cost of sales	12,722	13,195	22,467	22,686
Gross profit	36,209	54,567	74,026	92,290
Operating expenses:
Commissions and incentives	19,895	32,525	40,590	52,830
Selling, general and administrative	15,827	18,614	30,680	33,462
Total operating expenses	35,722	51,139	71,270	86,292
Operating income	487	3,428	2,756	5,998
Other income (expense):
Interest income, net	20	130	107	189
Other expense, net	(34)	(469)	(148)	(520)
Total other income (expense)	(14)	(339)	(41)	(331)
Income before income taxes	473	3,089	2,715	5,667
Income tax expense	(197)	(539)	(284)	(1,291)
Net income	$276	$2,550	$2,431	$4,376
Net income per share:
Basic	$0.02	$0.21	$0.19	$0.36
Diluted	$0.02	$0.19	$0.19	$0.34
Weighted-average shares outstanding:
Basic	12,643	12,211	12,520	12,166
Diluted	12,745	13,177	12,849	12,903
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(259)	$(680)	$(439)	$111
Other comprehensive income (loss), net of tax	(259)	(680)	(439)	111
Comprehensive income	$17	$1,870	$1,992	$4,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(In thousands)
Balances, June 30, 2025	12,429	$1	$139,962	$(104,147)	$(1,175)	$34,641

Stock-based compensation	—	—	826	—	—	826
Common stock issued under equity award plans	543	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(250)	—	(3,284)	—	—	(3,284)
Repurchase of company stock	(44)	—	—	(578)	—	(578)
Common stock issued under employee stock purchase plan	13	—	148	—	—	148
Cash dividends	—	—	—	(571)	—	(571)
Currency translation adjustment	—	—	—	—	(180)	(180)
Net income	—	—	—	2,155	—	2,155
Balances, September 30, 2025	12,691	$1	$137,652	$(103,141)	$(1,355)	$33,157

Stock-based compensation	—	—	553	—	—	553
Common stock issued under equity award plans	114	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(18)	—	(164)	—	—	(164)
Cash dividends	—	—	—	(576)	—	(576)
Currency translation adjustment	—	—	—	—	(259)	(259)
Net income	—	—	—	276	—	276
Balances, December 31, 2025	12,787	$1	$138,041	$(103,441)	$(1,614)	$32,987
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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2025	2024
(In thousands)
Cash Flows from Operating Activities:
Net income	$2,431	$4,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,362	1,603
Stock-based compensation	1,379	2,639
Non-cash operating lease expense	691	709
Loss (gain) on disposal of assets	7	(4)
Amortization of debt discount	18	16
Allowance for inventory obsolescence	2,368	—
Change in fair value of earnout consideration	(300)	—
Deferred income tax	1,507	(1,516)
Changes in operating assets and liabilities:
Accounts receivable	971	872
Income tax receivable	(2,091)	313
Inventory, net	(379)	(2,473)
Prepaid expenses and other	1,648	(2,207)
Other long-term assets	(21)	33
Accounts payable	306	(91)
Income tax payable	—	458
Other accrued expenses	(8,504)	4,787
Lease liabilities	(907)	(899)
Net Cash Provided by Operating Activities	486	8,616
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	4
Cash paid for business combination	(3,743)	—
Purchase of property and equipment	(1,523)	(841)
Net Cash Used in Investing Activities	(5,266)	(837)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	2,500	—
Principal payments of revolving credit facility	(2,500)	—
Payment of deferred financing fees	(12)	—
Repurchase of company stock	(577)	(1,114)
Payment of cash dividends	(1,146)	(1,002)
Shares canceled or surrendered as payment of tax withholding and other	(3,448)	(1,245)
Proceeds from common stock issued under employee stock purchase plan	148	133
Net Cash Used in Financing Activities	(5,035)	(3,228)
Foreign Currency Effect on Cash	(205)	158
Decrease in Cash and Cash Equivalents:	(10,020)	4,709
Cash and Cash Equivalents — beginning of period	20,201	16,886
Cash and Cash Equivalents — end of period	$10,181	$21,595
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8	$1
Cash paid for income taxes	$864	$2,063

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
Note 1 — Organization and Basis of Presentation
LifeVantage is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Japan, Australia, Hong Kong, Canada, Thailand, the United Kingdom, the Netherlands, Germany, Taiwan, Austria, Spain, Ireland, Belgium, New Zealand, Singapore, and Iceland. The Company also sells its products in a number of countries to consumers for personal consumption only.
The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, pre- and pro-biotics, skin and hair care products and nootropics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, its LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, and PhysIQ™ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, its nootropic energy drink mixes; and LoveBiome® P84, a dietary supplement acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health.
The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of December 31, 2025, and the results of operations for the three and six months ended December 31, 2025 and 2024, and the cash flows for the six months ended December 31, 2025 and 2024. Interim results are not necessarily indicative of results for a full year or for any future period.
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
Foreign Currency Translation
A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2025 and 2024, net foreign currency losses of approximately $32,000 and $0.5 million, respectively, are recorded in other expense, net. For the six months ended December 31, 2025 and 2024, net foreign currency losses of approximately $0.2 million and $0.5 million, respectively, are recorded in other expense, net.
Cash and Cash Equivalents
The Company considers only its monetary liquid assets with original maturities of three months or less as cash equivalents.
Concentration of Credit Risk
Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At December 31, 2025, the Company had $7.8 million in cash accounts at one financial institution and $2.4 million in accounts at other financial institutions. At June 30, 2025, the Company had $17.0 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. As of December 31, 2025 and June 30, 2025, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.
Accounts Receivable
The Company’s accounts receivable as of December 31, 2025 and June 30, 2025 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of December 31, 2025 and June 30, 2025 is not necessary. No bad debt expense was recorded during the three and six months ended December 31, 2025 and 2024.
Inventory
As of December 31, 2025 and June 30, 2025, inventory consisted of (in thousands):

	December 31, 2025		June 30, 2025
Finished goods	$15,978	84.2%	$17,739	85.8%
Raw materials	3,000	15.8%	2,930	14.2%
Total inventory	$18,978	100.0%	$20,669	100.0%
Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $2.9 million and $0.5 million at December 31, 2025 and June 30, 2025, respectively, related to obsolete and slow-moving inventory.
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
The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, PhysIQ™ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, AXIO® nootropic energy drink mixes, and LoveBiome® P84, a dietary supplement acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.
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
Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $0.7 million and $0.7 million as of December 31, 2025 and June 30, 2025, respectively. The contract liabilities impact to revenue for the three months ended December 31, 2025 and 2024 was an increase of $33,000 and a decrease of $0.3 million, respectively. The contract liabilities impact to revenue for the six months ended December 31, 2025 and 2024 was an increase of $24,000 and a decrease of $0.5 million, respectively.
Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of December 31, 2025 and June 30, 2025, the returns liability reserve, net was $0.2 million and $0.2 million, respectively.
Shipping and Handling
Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.
Research and Development Costs
The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended December 31, 2025 and 2024 were $0.2 million and $0.2 million, respectively. Research and development expenses for the six months ended December 31, 2025 and 2024 were $0.6 million and $0.5 million, respectively.
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
For the three months ended December 31, 2025 and 2024, the Company recognized income tax expense of $0.2 million and $0.5 million, respectively. For the six months ended December 31, 2025 and 2024, the Company recognized income tax expense of $0.3 million and $1.3 million, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.
Income Per Share
Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.
For the three months ended December 31, 2025 and 2024, the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the six months ended December 31, 2025 and 2024, the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$276	$2,550	$2,431	$4,376
Denominator:
Basic weighted-average common shares outstanding	12,643	12,211	12,520	12,166
Effect of dilutive securities:
Stock awards and options	102	966	329	737
Diluted weighted-average common shares outstanding	12,745	13,177	12,849	12,903
Net income per share, basic	$0.02	$0.21	$0.19	$0.36
Net income per share, diluted	$0.02	$0.19	$0.19	$0.34
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
Note 3 — Leases
The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to six years. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.63 years and 3.24%, respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 3.17%, respectively.
For the three months ended December 31, 2025 and 2024, operating lease expense was $0.5 million and $0.5 million, respectively. For the six months ended December 31, 2025 and 2024, operating lease expense was $0.9 million and $1.0 million, respectively. The components of lease expense for the three and six months ended December 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense
Operating lease cost	$434	$468	$872	$938
Variable lease cost	34	33	68	74
Short-term lease costs	1	4	2	9
Total lease expense	$469	$505	$942	$1,021
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$542	$564	$1,088	$1,129
Maturity of lease liabilities at December 31, 2025 are as follows (in thousands):

Year ended June 30,	Amount
2026 (remaining six months ending June 30, 2026)	$1,147
2027	2,163
2028	2,046
2029	1,772
2030	1,817
Thereafter	2,805
Total	11,750
Less: imputed interest	(1,059)
Present value of lease liabilities	$10,691
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
In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of December 31, 2025, the effective interest rate is 5.87%.
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
As of December 31, 2025, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of December 31, 2025, there was no balance outstanding on the 2024 Credit Facility.
Note 5 — Stockholders’ Equity
During the three months ended December 31, 2025 and 2024, the Company issued 0.1 million and 0.1 million shares of common stock, respectively, under Company stock plans. During the three months ended December 31, 2025 and 2024, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended December 31, 2025 and 2024, 18,000 and 0.1 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
During the six months ended December 31, 2025 and 2024, the Company issued 0.7 million and 0.3 million shares of common stock, respectively, under Company stock plans. During the six months ended December 31, 2025 and 2024, the Company issued zero shares of common stock upon the exercise of stock options. During the six months ended December 31, 2025 and 2024, 0.3 million and 0.1 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.
On February 17, 2022, the Company’s board of directors (the “Board of Directors”) approved an amendment to its then-existing share repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 12, 2023, the Board of Directors approved an amendment to extend the duration of the repurchase program period to December 31, 2026. During the three and six months ended December 31, 2025, the Company purchased zero and 44,000 shares of common stock at an aggregate price of zero and $0.6 million, respectively, under this repurchase program. During the three and six months ended December 31, 2024, the Company purchased zero and 0.1 million shares of common stock at an aggregate price of zero and $1.1 million under this repurchase program. At December 31, 2025, there was $16.7 million remaining under this repurchase program.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2025, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.

Dividends
In August 2025, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on September 16, 2025 to stockholders of record on September 8, 2025. In November 2025, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on December 15, 2025 to stockholders of record on December 1, 2025. Cash dividends for the three and six months ended December 31, 2025 totaled $0.6 million and $1.1 million, respectively. Cash dividends for the three and six months ended December 31, 2024 totaled $0.5 million and $1.0 million, or $0.04 and $0.08 per share of common stock, respectively.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Note 6 — Stock-Based Compensation
Long-Term Incentive Plans
Equity-Settled Plans
The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022, November 2023, and November 2025, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, 1,138,000, and 400,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of December 31, 2025, an aggregate of 5,505,000 shares of the Company’s common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards, which includes up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.
As of December 31, 2025, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.
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
Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of December 31, 2025, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).
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
During the six months ended December 31, 2025 and 2024, approximately 13,000 and 22,000 shares of common stock were issued under the 2019 ESPP, respectively.
Stock-Based Compensation
For the three months ended December 31, 2025 and 2024, compensation of $0.6 million and $1.7 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the six months ended December 31, 2025 and 2024, compensation of $1.4 million and $2.6 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.
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

The following table presents the Company’s segment revenue and expenses and segment net income for the three and six months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue, net	$48,931	$67,762	$96,493	$114,976
Cost of sales	(12,722)	(13,195)	(22,467)	(22,686)
Consultant commissions	(19,413)	(29,800)	(38,798)	(48,892)
Consultant incentives, promotions, and recognition	(482)	(2,725)	(1,792)	(3,938)
Labor and benefits	(6,897)	(8,179)	(13,734)	(15,297)
Stock compensation	(553)	(1,722)	(1,379)	(2,639)
Events	(1,991)	(985)	(2,522)	(1,174)
Depreciation and amortization	(752)	(806)	(1,362)	(1,603)
Credit card and bank processing fees	(1,431)	(2,011)	(2,767)	(3,420)
Other segment items(1)	(4,237)	(5,380)	(9,064)	(9,849)
Interest income	37	138	134	206
Interest expense	(17)	(8)	(27)	(17)
Income tax expense	(197)	(539)	(284)	(1,291)
Net income	$276	$2,550	$2,431	$4,376
(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.

The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	December 31, 2025	June 30, 2025
United States	$20,001	$18,446
Foreign:
Japan	1,500	1,901
Other foreign markets	394	472
Total foreign markets	1,894	2,373
Total long-lived assets	$21,895	$20,819
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
United States	$36,738	$55,381	$71,954	$90,649
Foreign:
Japan	6,278	6,278	12,470	12,261
Other foreign markets	5,915	6,103	12,069	12,066
Total foreign markets	12,193	12,381	24,539	24,327
Total revenue, net	$48,931	$67,762	$96,493	$114,976
Major Products
The Company’s revenue for the three months ended December 31, 2025 and 2024 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 78.1% and 90.4% of the Company’s total net revenue for the three months ended December 31, 2025 and 2024, respectively.
The Company’s revenue for the six months ended December 31, 2025 and 2024 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 82.1% and 88.8% of the Company’s total net revenue for the six months ended December 31, 2025 and 2024, respectively.
The following table shows revenue by product line for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Protandim® product line	$20,928	$24,540	$42,986	$48,738
TrueScience® product line	10,084	12,967	19,951	25,759
LifeVantage® product line	7,221	23,736	16,326	27,637
AXIO® product line	3,918	3,537	7,376	7,069
LoveBiome® product line	4,065	—	4,065	—
PhysIQ™ product line	1,050	1,273	2,286	2,416
Petandim® product line	501	508	978	1,041
Other(1)	1,164	1,201	2,525	2,316
Total revenue, net	$48,931	$67,762	$96,493	$114,976
(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.

Note 8 — Commitments and Contingencies
Contingencies
The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2025, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.
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
Note 9 — Acquisitions
On October 1, 2025, the Company closed on the purchase of critical assets of Global Organics Merchants, LLC, dba LoveBiome (“LoveBiome”) pursuant to an asset purchase agreement between the parties. LoveBiome was a direct sales company focused on comprehensive microbiome care and wellness solutions The acquisition is being accounted for as a business combination in accordance with ASC 805.
The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.
The Company has made a provisional allocation of the purchase price of the business combination to the assets acquired as of the closing date. No liabilities were assumed. The following table summarizes the preliminary purchase price allocations relating to the business combination (in thousands):

Preliminary Valuation
Cash consideration paid	$3,743
Earnout - current	200
Earnout - long-term	300
Total purchase price	$4,243

Assets acquired:
Inventory	$321
Other current assets	200
Intangible assets	3,200
Total identifiable assets	3,721
Goodwill	$522
The earnout payments are contingent upon revenue targets of the Company for the fiscal year ending June 30, 2026, as well as LoveBiome standalone revenue targets ending on the first and second anniversaries of the closing date. The fair value of the earnout was estimated using a Monte Carlo simulation option method.
The assets acquired were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The goodwill of $0.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and LoveBiome. All of the goodwill was assigned to the single operating segment. Part of the goodwill recognized will be amortized for tax purposes and more may become amortizable as the earnouts are paid. In addition, certain legal costs have been capitalized as goodwill for tax purposes and are being amortized.
Under ASC 740, the Company is required to recognize part of the identified goodwill as deferred taxes. Therefore, the carrying value of goodwill was reduced to $472,000 and $50,000 was recorded to deferred taxes as of December 31, 2025.
During the three months ended December 31, 2025, the Company recorded a change in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). This change in estimate resulted in a reversal of $0.3 million and is recorded in selling, general, and administrative expenses. As of December 31, 2025, the total estimated earnout was $0.2 million.
During the three and six months ended December 31, 2025, the Company incurred approximately $34,000 and $0.2 million, respectively, in acquisition-related costs associated with the LoveBiome transaction, which are recorded in selling, general, and administrative expenses in the Company's consolidated statements of operations.
In connection with the acquisition of LoveBiome, the Company identified and valued the following intangible assets:

Category	Amount (in thousands)	Useful Life (Years)
Trade name	$700	5
Know-how	300	5
Distributor sales force	2,200	7
Total acquired identifiable intangible assets(1)	$3,200
(1) The fair value was determined using Level 3 assumptions.
The fair values of the trade name and know-how were determined based on the relief-from-royalty method, a form of the income approach, using royalty rates of 1.5% and 1.0%, respectively. The fair value of the distributor sales force was estimated based on the present value of incremental after-tax cash flows, discounted at 28.5%.
Amortization expense related to acquired intangible assets was $0.1 million for the three and six months ended December 31, 2025.

Total revenue and net income of LoveBiome from the date of acquisition to December 31, 2025 were not material to the Company’s consolidated financial statements.
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
The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:
•Our products, including our flagship Protandim® family of scientifically validated dietary supplements, our LifeVantage® family of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, our PhysIQ™ Fat Burn and Prebiotic dietary supplements, our TrueScience® line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, our nootropic energy drink mixes; and LoveBiome® P84, a dietary supplement acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health.
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
Our Products
Our products are: the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System™, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness; the PhysIQ Fat Burn and Prebiotic dietary supplements; the TrueScience® line of skin and hair care products and Liquid Collagen; the Petandim® companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, our nootropic energy drink mixes; and LoveBiome® P84, a dietary supplement acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
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
LoveBiome® P84 is a dietary supplement acquired pursuant to the purchase of LoveBiome’s critical assets formulated to activate 14 key peptides that regulate, repair, and restore gut health.
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
Subsequent to acquiring the critical assets of LoveBiome, we introduced our Healthy Edge Stack, which includes Protandim® Nrf2 Synergizer® and LoveBiome® P84; and our Healthy Edge + MindBody GLP-1 System Stack, which includes Protandim® Nrf2 Synergizer®, the MindBody GLP-1 System™ and LoveBiome® P84.
We continue to offer other popular stacks with products that complement one another with inner activation power for internal benefits that can be felt, external benefits that can be seen, or both.
We currently have additional products in development and additional product offerings that come with our acquisition of LoveBiome’s critical assets in October 2025. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our ability to attract new independent consultants and customers.
Compensation Plan for our Independent Consultants
On March 1, 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. On November 1, 2024, we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. On March 1, 2025, we launched the Evolve Compensation Plan in other markets, including Taiwan, Hong Kong, and Singapore. In September 2025, the Company launched Iceland with the Evolve Compensation Plan and plans to do the same in any new markets.

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

	As of December 31,
	2025		2024		Change from Prior Year	Percent Change
Active Independent Consultants
Americas	32,000	68.1%	35,000	67.3%	(3,000)	(8.6)%
Asia/Pacific & Europe	15,000	31.9%	17,000	32.7%	(2,000)	(11.8)%
Total Active Independent Consultants	47,000	100.0%	52,000	100.0%	(5,000)	(9.6)%

Active Customers
Americas	54,000	79.4%	80,000	85.1%	(26,000)	(32.5)%
Asia/Pacific & Europe	14,000	20.6%	14,000	14.9%	—	—%
Total Active Customers	68,000	100.0%	94,000	100.0%	(26,000)	(27.7)%

Active Accounts
Americas	86,000	74.8%	115,000	78.8%	(29,000)	(25.2)%
Asia/Pacific & Europe	29,000	25.2%	31,000	21.2%	(2,000)	(6.5)%
Total Active Accounts	115,000	100.0%	146,000	100.0%	(31,000)	(21.2)%
Results of Operations
Three and Six Months Ended December 31, 2025 and 2024
Revenue. We generated net revenue of $48.9 million and $67.8 million during the three months ended December 31, 2025 and 2024, respectively. We generated net revenue of $96.5 million and $115.0 million during the six months ended December 31, 2025 and 2024, respectively. The decrease in revenue for the three and six months ended December 31, 2025 was primarily driven by declines in sales of our MindBody GLP-1 System™. Total sales of our MindBody GLP-1 System™ decreased $16.2 million and $10.6 million during the three and six months ended December 31, 2025, respectively. The decline in sales of our MindBody GLP-1 System™ during the three months ended December 31, 2025 were slightly offset by sales of the LoveBiome product line, which we acquired in October 2025. Foreign currency fluctuations positively impacted our revenue by $0.2 million, or 0.3%, during the three months ended December 31, 2025. Foreign currency fluctuations positively impacted our revenue by $0.4 million, or 0.3%, during the six months ended December 31, 2025.
Americas. The following table sets forth revenue for the three and six months ended December 31, 2025 and 2024 for the Americas region (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
United States	$36,738	$55,381	(33.7)%	$71,954	$90,649	(20.6)%
Other	1,803	1,773	1.7%	3,785	3,397	11.4%
Americas Total	$38,541	$57,154	(32.6)%	$75,739	$94,046	(19.5)%
Revenue in the Americas region for the three and six months ended December 31, 2025 decreased $18.6 million, or 32.6%, and $18.3 million or 19.5%, from the prior year periods. The decrease in revenue for the three and six months ended

December 31, 2025 was primarily driven by decreased sales of our MindBody GLP-1 System™ and reductions in our total Active Accounts which decreased 25.2% compared to the prior year period.
Asia/Pacific & Europe. The following table sets forth revenue for the three and six months ended December 31, 2025 and 2024 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Japan	$6,278	$6,278	—%	$12,470	$12,261	1.7%
Other	4,112	4,330	(5.0)%	8,284	8,669	(4.4)%
Asia/Pacific & Europe Total	$10,390	$10,608	(2.1)%	$20,754	$20,930	(0.8)%
Revenue in the Asia/Pacific & Europe region decreased $0.2 million, or 2.1%, and $0.2 million, or 0.8%, for the three and six months ended December 31, 2025, as compared to the prior year periods, respectively. Total Active Accounts in the region decreased 6.5% compared to the prior year period. In March 2025, we launched our MindBody GLP-1 System™ in Japan and exclusively to our independent consultants in Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand. Revenue within the Asia/Pacific & Europe region from our MindBody GLP-1 System™ was $0.8 million and $2.0 million for the three and six months ended December 31, 2025, respectively. Decreases in total Active Accounts and sales throughout our other product lines contributed to an overall declines in sales for the respective periods.
Overall, revenue in the Asia/Pacific & Europe region was positively impacted by foreign currency exchange rate fluctuations of approximately $0.1 million, or 1.0%, and $0.3 million, or 1.4%, during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.1 million, or 1.1%, and $17,000 or 0.1%, during the three and six months ended December 31, 2025, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan increased 0.8% and 1.67% for the three and six months ended December 31, 2025, respectively, as compared to the prior year periods. The increase in revenue on a constant currency basis in Japan during three and six months ended December 31, 2025 was due the launch of our MindBody GLP-1 System™ in March 2025.
Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally, including our MindBody GLP-1 System™ and LoveBiome® product lines during the remainder of fiscal year 2026 and beyond.
Cost of Sales. Cost of sales were $12.7 million and $13.2 million for the three months ended December 31, 2025 and 2024, respectively, resulting in gross profit percentages of 74.0% and 80.5%, respectively. Cost of sales were $22.5 million and $22.7 million for the six months ended December 31, 2025 and 2024, respectively, resulting in gross profit percentages of 76.7% and 80.3%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to increases in inventory obsolescence costs related to our MindBody GLP-1 System™ of $2.4 million along with increases in shipping and warehouse expenses during the three and six months ended December 31, 2025.
Commissions and Incentives. Commissions and incentives expenses during the three months ended December 31, 2025 were $19.9 million, or 40.7% of revenue, as compared to $32.5 million, or 48.0% of revenue, for the three months ended December 31, 2024. Commissions and incentives expenses during the six months ended December 31, 2025 were $40.6 million, or 42.1% of revenue, as compared to $52.8 million, or 45.9% of revenue, for the six months ended December 31, 2024. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is primarily due to the timing and magnitude of promotional and incentive programs and changes to the mix of customers and independent consultants in our overall Active Accounts.
Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.
Selling, General and Administrative. Selling, general and administrative expenses during the three months ended December 31, 2025 were $15.8 million, or 32.3% of revenue, as compared to $18.6 million, or 27.5% of revenue, for the three months ended December 31, 2024. Selling, general and administrative expenses during the six months ended December 31, 2025 were $30.7 million, or 31.8% of revenue, as compared to $33.5 million, or 29.1% of revenue, for the six months ended December 31, 2024. The increase in selling, general and administrative expenses as a percentage of revenue during the three and six months ended December 31, 2025 compared to the prior year periods is primarily due to overall decreases in sales for the comparable periods.

Total Other Income (Expense). During the three months ended December 31, 2025 we recognized total net other expense of $14,000 as compared to $0.3 million for the three months ended December 31, 2024. During the six months ended December 31, 2025 we recognized total net other expense of $41,000 as compared to $0.3 million for the six months ended December 31, 2024. Total net other income (expense) for the three and six months ended December 31, 2025 and 2024 consisted primarily of interest income, offset by foreign currency gains and losses.
Income Tax Expense. We recognized income tax expense of $0.2 million and $0.3 million for the three and six months ended December 31, 2025, as compared to an income tax expense of $0.5 million and $1.3 million for the three and six months ended December 31, 2024. The effective tax rate for the three and six months ended December 31, 2025 was 41.6% and 10.5%, respectively, compared to 17.4% and 22.8% for the three and six months ended December 31, 2024, respectively.
The change in the effective tax rate for the three and six months ended December 31, 2025 compared to the prior year periods was primarily due to changes in taxable income and the impact of discrete items.
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
As of December 31, 2025, our available liquidity was $10.2 million, which consisted of available cash and cash equivalents. This represents a decrease of $10.0 million from the $20.2 million in cash and cash equivalents as of June 30, 2025.
During the six months ended December 31, 2025, our net cash provided by operating activities was $0.5 million as compared to $8.6 million during the six months ended December 31, 2024. The decrease in cash provided by operating activities is primarily related to the payment of employee related incentive compensation and incentive trip expenses during the six months ended December 31, 2025, previously accrued at June 30, 2025.
During the six months ended December 31, 2025, our net cash used in investing activities was $5.3 million, as a result of the acquisition of LoveBiome in October 2025 and the purchase of fixed assets. During the six months ended December 31, 2024, our net cash used in investing activities was $0.8 million, as a result of the purchase of fixed assets.
Cash used in financing activities during the six months ended December 31, 2025 was $5.0 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). Cash used in financing activities during the six months ended December 31, 2024 was $3.2 million as a result of our payment of cash dividends, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP and stock option exercises.
At December 31, 2025 and June 30, 2025, the total amount of our foreign subsidiary cash was $5.3 million and $6.4 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.
At December 31, 2025, we had working capital (current assets minus current liabilities) of $19.5 million, compared to working capital of $23.7 million at June 30, 2025. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2025.
Changes in Internal Control over Financial Reporting
An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

December 31, 2025. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	$16,697,457
November 1 - November 28	—	$—	—	$16,697,457
December 1 - December 31	—	$—	—	$16,697,457
Total	—		—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 11, 2025, Darwin Lewis, a director, adopted a stock purchase plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The purchase plan, which Mr. Lewis adopted in compliance with restrictions imposed by our Insider Trading Policy, provides for purchase of LifeVantage Corporation common stock, at market price, upon the receipt of quarterly cash dividends, beginning in the third quarter of fiscal year 2026 and continuing until the purchase of stock in the second quarter of fiscal year 2027.
During the three months ended December 31, 2025, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dated as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2025 and June 30, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended December 31, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended December 31, 2025 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFEVANTAGE CORPORATION

Date:	February 4, 2026	/s/ Steven R. Fife
Steven R. Fife President and Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2026	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)