Form 10-Q
period 2026-03-31
Lifevantage Corp
filed 2026-05-06
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 001-35647

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 4, 2026 was 12,615,822.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
Inability to properly manage, motivate and retain our independent consultants (which we previously referred to as “distributors” in our prior filings) or to attract new customers and independent consultants on an ongoing basis;
•
Non-compliance by our independent consultants with applicable legal requirements or our policies and procedures;
•
Changes to our independent consultant compensation plans;
•
Dependence upon a few products for revenue;
•
Dependence on third parties to manufacture our products;
•
Sourcing and pricing of high quality materials for our products;
•
Disruptions to the transportation channels used to distribute our products;
•
Risk of being subject to a product recall;
•
Product liability claims against us;
•
Competition in the dietary supplement and personal care markets;
•
Unfavorable publicity on our business or products;
•
Actions by activist stockholders;
•
Loss of or inability to attract key personnel;
•
Risk of being held responsible for certain taxes or assessments and other obligations relating to the activity of our independent consultants;
•
Risk related to Global Not For Resale program;
•
Inability to comply with evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, including cybersecurity;
•
Inability to manage existing markets, open new international markets or expand our operations;

•
Inability of new products and technological innovations to gain customer or independent consultant or market acceptance;
•
Inability to execute our product launch process due to increased pressure on our supply chain, information systems and management;
•
Inability to appropriately manage our inventory;
•
Disruptions in our information technology (“IT”) systems, including as a result of cybersecurity incidents;
•
Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive debt covenants;
•
International trade or foreign exchange restrictions, increased tariffs, and foreign currency exchange fluctuations;
•
Inability to raise additional capital or complete desired acquisitions;
•
Strict government regulations on our business;
•
Regulations governing the production or marketing of our products;
•
Risk of investigatory and enforcement action;
•
Risk of our direct selling program being found non-compliant with current or newly adopted laws or regulations in various markets;
•
Laws and regulations prohibiting or severely restricting direct selling;
•
International regulatory and business risks, including failure to comply with anti-corruption laws;
•
Inability to protect our intellectual property rights;
•
Third party intellectual property infringement claims;
•
Volatility of the market price of our common stock;
•
Risk of substantial sales of shares negatively impacting the market price of our common stock;
•
Inability of stock repurchase program enhancing long-term stockholder value;
•
Risk of additional shares issued diluting voting power of current outstanding common stock or causing decline in stock price;
•
Potential delisting of our common stock due to non-compliance with Nasdaq’s continued listing requirements;
•
Risks related to being a smaller reporting company;
•
Limitations for disputes, mergers, tender offers, or proxy contests under Delaware law;
•
Expensive and time consuming legal proceedings;
•
Ineffectiveness of internal controls over financial reporting;
•
Challenges to tax positions or transfer pricing policies or change in laws;
•
Economic, political, foreign exchange and other risks associated with international operations, including consumer discretionary spending habits;
•
Unfavorable global economic conditions;
•
Securities class action litigation; and
•
Securities or industry analysts ceasing coverage or publishing inaccurate or unfavorable research.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. Except as required by law, we have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

LIFEVANTAGE CORPORATION

PART I. Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	June 30, 2025
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$12,483	$20,201
Accounts receivable	2,420	3,294
Income tax receivable	2,200	635
Inventory, net	18,382	20,669
Prepaid expenses and other	3,829	6,095
Total current assets	39,314	50,894
Property and equipment, net	6,850	6,207
Right-of-use assets	6,908	8,041
Intangible assets, net	3,187	245
Goodwill	472	—
Deferred income tax asset	4,805	5,970
Other long-term assets	591	601
TOTAL ASSETS	$62,127	$71,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,147	$4,600
Commissions payable	5,948	7,237
Lease liabilities	1,885	1,867
Other accrued expenses	7,121	13,513
Total current liabilities	20,101	27,217
Long-term lease liabilities	8,321	9,811
Other long-term liabilities	366	289
Total liabilities	28,788	37,317
Commitments and contingencies - Note 8
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,609 and 12,429 issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	1	1
Additional paid-in capital	138,726	139,962
Accumulated deficit	(103,656)	(104,147)
Accumulated other comprehensive loss	(1,732)	(1,175)
Total stockholders’ equity	33,339	34,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,127	$71,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
(In thousands, except per share data)
Revenue, net	$43,716	$58,440	$140,209	$173,416
Cost of sales	9,172	11,113	31,639	33,799
Gross profit	34,544	47,327	108,570	139,617
Operating expenses:
Commissions and incentives	19,001	26,208	59,591	79,038
Selling, general and administrative	13,865	17,066	44,546	50,528
Total operating expenses	32,866	43,274	104,137	129,566
Operating income	1,678	4,053	4,433	10,051
Other income (expense):
Interest income, net	24	131	131	320
Other expense, net	(46)	(4)	(194)	(524)
Total other income (expense)	(22)	127	(63)	(204)
Income before income taxes	1,656	4,180	4,370	9,847
Income tax expense	(294)	(710)	(577)	(2,001)
Net income	$1,362	$3,470	$3,793	$7,846
Net income per share:
Basic	$0.11	$0.28	$0.30	$0.64
Diluted	$0.11	$0.26	$0.30	$0.60
Weighted-average shares outstanding:
Basic	12,625	12,350	12,555	12,227
Diluted	12,660	13,300	12,757	12,985
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(118)	$258	$(557)	$369
Other comprehensive income (loss), net of tax	(118)	258	(557)	369
Comprehensive income	$1,244	$3,728	$3,236	$8,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
(In thousands)
Balances, June 30, 2025	12,429	$1	$139,962	$(104,147)	$(1,175)	$34,641
Stock-based compensation	—	—	826	—	—	826
Common stock issued under equity award plans	543	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(250)	—	(3,284)	—	—	(3,284)
Repurchase of company stock	(44)	—	—	(578)	—	(578)
Common stock issued under employee stock purchase plan	13	—	148	—	—	148
Cash dividends	—	—	—	(571)	—	(571)
Currency translation adjustment	—	—	—	—	(180)	(180)
Net income	—	—	—	2,155	—	2,155
Balances, September 30, 2025	12,691	$1	$137,652	$(103,141)	$(1,355)	$33,157
Stock-based compensation	—	—	553	—	—	553
Common stock issued under equity award plans	114	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(18)	—	(164)	—	—	(164)
Cash dividends	—	—	—	(576)	—	(576)
Currency translation adjustment	—	—	—	—	(259)	(259)
Net income	—	—	—	276	—	276
Balances, December 31, 2025	12,787	$1	$138,041	$(103,441)	$(1,614)	$32,987
Stock-based compensation	—	—	704	—	—	704
Common stock issued under equity award plans	23	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(16)	—	(103)	—	—	(103)
Repurchase of company stock	(206)	—	—	(1,005)	—	(1,005)
Common stock issued under employee stock purchase plan	21	—	84	—	—	84
Cash dividends	—	—	—	(572)	—	(572)
Currency translation adjustment	—	—	—	—	(118)	(118)
Net income	—	—	—	1,362	—	1,362
Balances, March 31, 2026	12,609	$1	$138,726	$(103,656)	$(1,732)	$33,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
(In thousands)
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991
Stock-based compensation	—	—	917	—	—	917
Common stock issued under equity award plans	140	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(48)	—	(347)	—	—	(347)
Repurchase of company stock	(140)	—	—	(1,114)	—	(1,114)
Common stock issued under employee stock purchase plan	22	—	133	—	—	133
Cash dividends	—	—	—	(500)	—	(500)
Currency translation adjustment	—	—	—	—	791	791
Net income	—	—	—	1,826	—	1,826
Balances, September 30, 2024	12,484	$1	$137,347	$(108,526)	$(1,125)	$27,697
Stock-based compensation	—	—	1,722	—	—	1,722
Common stock issued under equity award plans	133	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(67)	—	(898)	—	—	(898)
Cash dividends	—	—	—	(502)	—	(502)
Currency translation adjustment	—	—	—	—	(680)	(680)
Net income	—	—	—	2,550	—	2,550
Balances, December 31, 2024	12,550	$1	$138,171	$(106,478)	$(1,805)	$29,889
Stock-based compensation	—	—	1,521	—	—	1,521
Common stock issued under equity award plans	53	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(44)	—	(771)	—	—	(771)
Common stock issued under employee stock purchase plan	22	—	147	—	—	147
Cash dividends	—	—	—	(503)	—	(503)
Currency translation adjustment	—	—	—	—	258	258
Net income	—	—	—	3,470	—	3,470
Balances, March 31, 2025	12,581	$1	$139,068	$(103,511)	$(1,547)	$34,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2026	2025
(In thousands)
Cash Flows from Operating Activities:
Net income	$3,793	$7,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,076	2,406
Stock-based compensation	2,083	4,160
Non-cash operating lease expense	1,039	1,068
Loss (gain) on disposal of assets	7	(4)
Amortization of debt discount	28	24
Allowance for inventory obsolescence	2,638	—
Change in fair value of earnout consideration	(400)	—
Deferred income tax	1,216	(2,620)
Changes in operating assets and liabilities:
Accounts receivable	792	(237)
Income tax receivable	(1,566)	313
Inventory, net	(116)	(7,076)
Prepaid expenses and other	2,233	(3,727)
Other long-term assets	(21)	10
Accounts payable	574	1,169
Income tax payable	—	753
Other accrued expenses	(7,529)	8,124
Lease liabilities	(1,373)	(1,365)
Net Cash Provided by Operating Activities	5,474	10,844
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	4
Cash paid for business combination	(3,743)	—
Purchase of property and equipment	(2,534)	(1,172)
Net Cash Used in Investing Activities	(6,277)	(1,168)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	2,500	—
Principal payments of revolving credit facility	(2,500)	—
Payment of deferred financing fees	(12)	—
Repurchase of company stock	(1,583)	(1,114)
Payment of cash dividends	(1,719)	(1,505)
Shares canceled or surrendered as payment of tax withholding and other	(3,551)	(2,016)
Proceeds from common stock issued under employee stock purchase plan	232	280
Net Cash Used in Financing Activities	(6,633)	(4,355)
Foreign Currency Effect on Cash	(282)	262
Increase (Decrease) in Cash and Cash Equivalents:	(7,718)	5,583
Cash and Cash Equivalents — beginning of period	20,201	16,886
Cash and Cash Equivalents — end of period	$12,483	$22,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10	$1
Cash paid for income taxes	$919	$3,585

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

The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, pre- and pro-biotics, skin and hair care products and nootropics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, its LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, and PhysIQ™ Fat Burn and Prebiotic dietary supplements. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, its nootropic energy drink mixes; and LoveBiome® P84 and PhytoPower B, dietary supplements acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health.

The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of March 31, 2026, and the results of operations for the three and nine months ended March 31, 2026 and 2025, and the cash flows for the nine months ended March 31, 2026 and 2025. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Foreign Currency Translation

A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2026 and 2025, net foreign currency losses of approximately $45,000 and $3,000, respectively, are recorded in other expense, net. For the nine months ended March 31, 2026 and 2025, net foreign currency losses of approximately $0.2 million and $0.5 million, respectively, are recorded in other expense, net.

Cash and Cash Equivalents

The Company considers only its monetary liquid assets with original maturities of three months or less as cash equivalents.

Concentration of Credit Risk

Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At March 31, 2026, the Company had $10.5 million in cash accounts at one financial institution and $2.0 million in accounts at other financial institutions. At June 30, 2025, the Company had $17.0 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. As of March 31, 2026 and June 30, 2025, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.

Accounts Receivable

The Company’s accounts receivable as of March 31, 2026 and June 30, 2025 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of March 31, 2026 and June 30, 2025 is not necessary. No bad debt expense was recorded during the three and nine months ended March 31, 2026 and 2025.

Inventory

As of March 31, 2026 and June 30, 2025, inventory consisted of (in thousands):

	March 31, 2026		June 30, 2025
Finished goods	$14,577	79.3%	$17,739	85.8%
Raw materials	3,805	20.7%	2,930	14.2%
Total inventory	$18,382	100.0%	$20,669	100.0%

Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $3.1 million and $0.5 million at March 31, 2026 and June 30, 2025, respectively, related to obsolete and slow-moving inventory.

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

•
Level 1—Quoted prices for identical instruments in active markets;
•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, PhysIQ™ Fat Burn and Prebiotic dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs, AXIO® nootropic energy drink mixes, and LoveBiome® P84 and PhytoPower B, dietary supplements acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.

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

Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities was $1.0 million and $0.7 million as of March 31, 2026 and June 30, 2025, respectively. The contract liabilities' impact to revenue for the three months ended March 31, 2026 and 2025 was a decrease of $0.3 million and an increase of $0.1 million, respectively. The contract liabilities' impact to revenue for the nine months ended March 31, 2026 and 2025 was a decrease of $0.3 million and $0.5 million, respectively.

Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of March 31, 2026 and June 30, 2025, the returns liability reserve, net was $0.2 million and $0.2 million, respectively.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight out to customers and independent consultants are included in cost of sales. Shipping and handling fees charged to customers and independent consultants are included in revenue.

Research and Development Costs

The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended March 31, 2026 and 2025 were $0.2 million and $0.4 million, respectively. Research and development expenses for the nine months ended March 31, 2026 and 2025 were $0.8 million and $1.0 million, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recognized income tax expense of $0.3 million and $0.7 million, respectively. For the nine months ended March 31, 2026 and 2025, the Company recognized income tax expense of $0.6 million and $2.0 million, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

Income Per Share

Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.

For the three months ended March 31, 2026 and 2025, the effects of approximately 0.2 million and zero common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive. For the nine months ended March 31, 2026 and 2025, the effects of approximately 0.2 million and 0.1 million common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$1,362	$3,470	$3,793	$7,846
Denominator:
Basic weighted-average common shares outstanding	12,625	12,350	12,555	12,227
Effect of dilutive securities:
Stock awards and options	35	950	202	758
Diluted weighted-average common shares outstanding	12,660	13,300	12,757	12,985
Net income per share, basic	$0.11	$0.28	$0.30	$0.64
Net income per share, diluted	$0.11	$0.26	$0.30	$0.60

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

Note 3 — Leases

The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to six years. As of March 31, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.42 years and 3.23%, respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 3.17%, respectively.

For the three months ended March 31, 2026 and 2025, operating lease expense was $0.5 million and $0.5 million, respectively. For the nine months ended March 31, 2026 and 2025, operating lease expense was $1.4 million and $1.5 million, respectively. The components of lease expense for the three and nine months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense
Operating lease cost	$433	$468	$1,304	$1,406
Variable lease cost	29	44	97	118
Short-term lease costs	1	1	4	10
Total lease expense	$463	$513	$1,405	$1,534

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating cash outflows from operating leases	$551	$573	$1,639	$1,703

Maturity of lease liabilities at March 31, 2026 are as follows (in thousands):

Year ended June 30,	Amount
2026 (remaining three months ending June 30, 2026)	$548
2027	2,154
2028	2,040
2029	1,772
2030	1,817
Thereafter	2,805
Total	11,136
Less: imputed interest	(930)
Present value of lease liabilities	$10,206

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

In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of March 31, 2026, the effective interest rate is 5.68%.

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

As of March 31, 2026, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of March 31, 2026, there was no balance outstanding on the 2024 Credit Facility.

Note 5 — Stockholders’ Equity

During the three months ended March 31, 2026 and 2025, the Company issued 23,000 and 0.1 million shares of common stock, respectively, under Company stock plans. During the three months ended March 31, 2026 and 2025, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended March 31, 2026 and 2025, 16,000 and 44,000 shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.

During the nine months ended March 31, 2026 and 2025, the Company issued 0.7 million and 0.3 million shares of common stock, respectively, under Company stock plans. During the nine months ended March 31, 2026 and 2025, the Company issued zero shares of common stock upon the exercise of stock options. During the nine months ended March 31, 2026 and 2025, 0.3 million and 0.2 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.

In January 2026, the Company’s board of directors (the “Board of Directors”) approved a new stock repurchase program, which replaced the Company’s previous stock repurchase program in its entirety to repurchase up to $60.0 million shares of common stock through December 31, 2027. During the three and nine months ended March 31, 2026, the Company purchased 0.2 million and 0.3 million shares of common stock at an aggregate price of $1.0 million and $1.6 million, respectively, under the applicable repurchase program. During the three and nine months ended March 31, 2025, the Company purchased zero and 0.1 million shares of common stock at an aggregate price of zero and $1.1 million, respectively, under the previous repurchase program. At March 31, 2026, there was $59.0 million remaining under the new stock repurchase program.

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

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of March 31, 2026, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.

Dividends

In August 2025, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on September 16, 2025 to stockholders of record on September 8, 2025. In November 2025, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on December 15, 2025 to stockholders of record on December 1, 2025. In January 2026, the Board of Directors declared a quarterly cash dividend of $0.045 per share of common stock that was paid on March 16, 2026 to stockholders of record on March 2, 2026. Cash dividends for the three and nine months ended March 31, 2026 totaled $0.6 million and $1.7 million, or $0.045 and $0.135 per share of common stock, respectively. Cash dividends for the three and nine months ended March 31, 2025 totaled $0.5 million and $1.5 million, or $0.04 and $0.12 per share of common stock, respectively.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Note 6 — Stock-Based Compensation

Long-Term Incentive Plans

Equity-Settled Plans

The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022, November 2023, and November 2025, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, 1,138,000, and 400,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of March 31, 2026, an aggregate of 5,505,000 shares of the Company’s common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards, which includes up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.

As of March 31, 2026, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.

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

Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of March 31, 2026, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

During the three months ended March 31, 2026 and 2025, approximately 21,000 and 22,000 shares of common stock were issued under the 2019 ESPP, respectively. During the nine months ended March 31, 2026 and 2025, approximately 34,000 and 44,000 shares of common stock were issued under the 2019 ESPP, respectively.

Stock-Based Compensation

For the three months ended March 31, 2026 and 2025, compensation of $0.7 million and $1.5 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related. For the nine months ended March 31, 2026 and 2025, compensation of $2.1 million and $4.2 million, respectively, was reflected as an increase to additional paid-in capital, all of which was employee related.

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

The following table presents the Company’s segment revenue and expenses and segment net income for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue, net	$43,716	$58,440	$140,209	$173,416
Cost of sales	(9,172)	(11,113)	(31,639)	(33,799)
Consultant commissions	(17,424)	(24,768)	(56,222)	(73,661)
Consultant incentives, promotions, and recognition	(1,577)	(1,440)	(3,369)	(5,377)
Labor and benefits	(6,701)	(8,078)	(20,435)	(23,375)
Stock compensation	(704)	(1,522)	(2,083)	(4,160)
Events	(347)	(416)	(2,869)	(1,590)
Depreciation and amortization	(714)	(802)	(2,076)	(2,406)
Credit card and bank processing fees	(1,282)	(1,725)	(4,049)	(5,145)
Other segment items(1)	(4,163)	(4,527)	(13,228)	(14,376)
Interest income	35	139	169	345
Interest expense	(11)	(8)	(38)	(25)
Income tax expense	(294)	(710)	(577)	(2,001)
Net income	$1,362	$3,470	$3,793	$7,846

(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.

The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	March 31, 2026	June 30, 2025
United States	$20,422	$18,446
Foreign:
Japan	1,349	1,901
Other foreign markets	325	472
Total foreign markets	1,674	2,373
Total long-lived assets	$22,096	$20,819

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
United States	$32,472	$46,433	$104,426	$137,082
Foreign:
Japan	5,614	6,239	18,084	18,499
Other foreign markets	5,630	5,768	17,699	17,835
Total foreign markets	11,244	12,007	35,783	36,334
Total revenue, net	$43,716	$58,440	$140,209	$173,416

Major Products

The Company’s revenue for the three months ended March 31, 2026 and 2025 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 80.4% and 88.1% of the Company’s total net revenue for the three months ended March 31, 2026 and 2025, respectively.

The Company’s revenue for the nine months ended March 31, 2026 and 2025 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 81.6% and 88.6% of the Company’s total net revenue for the nine months ended March 31, 2026 and 2025, respectively.

The following table shows revenue by product line for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Protandim® product line	$19,951	$23,497	$62,937	$72,234
TrueScience® product line	8,893	11,695	28,845	37,454
LifeVantage® product line	6,318	16,270	22,644	43,907
AXIO® product line	3,432	3,894	10,809	10,963
LoveBiome® product line	3,177	—	6,249	—
PhysIQ™ product line	847	1,365	3,133	3,782
Petandim® product line	466	553	1,445	1,594
Other(1)	632	1,166	4,147	3,482
Total revenue, net	$43,716	$58,440	$140,209	$173,416

(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.

Note 8 — Commitments and Contingencies

Contingencies

The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2026, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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

Note 9 — Acquisitions

On October 1, 2025, the Company closed on the purchase of critical assets of Global Organics Merchants, LLC, dba LoveBiome (“LoveBiome”) pursuant to an asset purchase agreement between the parties. LoveBiome was a direct sales company focused on comprehensive microbiome care and wellness solutions. The acquisition is being accounted for as a business combination in accordance with ASC 805.

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

Under ASC 740, the Company is required to recognize part of the identified goodwill as deferred taxes. Therefore, the carrying value of goodwill was reduced to $472,000 and $50,000 was recorded to deferred taxes as of March 31, 2026.

The Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). The change in estimates resulted in a reversal of $0.1 million and $0.4 million during the three and nine months ended March 31, 2026, respectively, and is recorded in selling, general, and administrative expenses. As of March 31, 2026, the total estimated earnout was $0.1 million.

During the three and three and nine months ended March 31, 2026, the Company incurred approximately zero and $0.2 million, respectively, in acquisition-related costs associated with the LoveBiome transaction, which are recorded in selling, general, and administrative expenses in the Company's consolidated statements of operations.

In connection with the acquisition of LoveBiome, the Company identified and valued the following intangible assets:

Category	Amount (in thousands)	Useful Life (Years)
Trade name	$700	5
Know-how	300	5
Consultant sales force	2,200	7
Total acquired identifiable intangible assets(1)	$3,200

(1) The fair value was determined using Level 3 assumptions.

The fair values of the trade name and know-how were determined based on the relief-from-royalty method, a form of the income approach, using royalty rates of 1.5% and 1.0%, respectively. The fair value of the consultant sales force was estimated based on the present value of incremental after-tax cash flows, discounted at 28.5%.

Amortization expense related to acquired intangible assets was $0.1 million and $0.3 for the three and nine months ended March 31, 2026, respectively.

Unaudited supplemental information on a pro forma basis, as if the LoveBiome transaction had been consummated on July 1, 2024, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$43,716	$60,683	$142,747	$179,386
Earnings	1,362	3,637	3,763	7,724

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated financial condition or statements of operations in future periods or the results that actually would have been realized had the Company and LoveBiome been a combined entity during the periods presented. These pro forma amounts have been calculated after applying the following adjustments that were directly attributable to the LoveBiome transaction:

•
The supplemental pro forma earnings for nine months ended March 31, 2026 were adjusted to exclude the $0.2 million in acquisition-related costs associated with the LoveBiome transaction, and instead, these costs are reflected in the pro forma earnings for the nine months ended March 31, 2025.
•
These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of LoveBiome to reflect additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2024, as well as adjustments to other selling, general, and administrative expenses for contracts that were not assumed in this transaction, with the consequential tax effects.

Total revenue related to LoveBiome consultants from the date of acquisition to March 31, 2026 was $4.4 million. Determining earnings from the date of acquisition is impracticable as LoveBiome has been fully integrated into the Company and costs are not segregated between LoveBiome and the legacy LifeVantage business.

Note 10 — Related Party Transactions

On February 23, 2026, the Company entered into a Securities Purchase Agreement with a stockholder who owns more than 10% of the Company’s issued and outstanding shares, to repurchase 0.1 million shares of common stock at a price of $0.5 million in exchange for cash. All shares were received and cash was transferred as of March 31, 2026. The purchase of these shares is included in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

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

The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:

•
Our products, including our flagship Protandim® family of scientifically validated dietary supplements, our LifeVantage® family of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness, our PhysIQ™ Fat Burn and Prebiotic dietary supplements, our TrueScience® line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, our nootropic energy drink mixes; and LoveBiome® P84 and PhytoPower B, dietary supplements acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health.
•
Our sales compensation plan and other sales initiatives and incentives; and
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

Our Products

Our products are: the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, and Daily Wellness; the PhysIQ Fat Burn and Prebiotic dietary supplements; the TrueScience® line of skin and hair care products and Liquid Collagen; the Petandim® companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, our nootropic energy drink mixes; and LoveBiome® P84 and PhytoPower B, dietary supplements acquired pursuant to the purchase of LoveBiome’s critical assets formulated to support gut health. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.

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

The LifeVantage® product line includes: the new MindBody GLP-1 System®, a dietary supplement that combines two products MB Core™ and MB Enhance™ designed to support weight loss and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis; Omega+, a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system; ProBio, a dietary supplement designed to support optimal digestion and immune system function; Daily Wellness, a dietary supplement designed to support immune health. IC Bright®, a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns; the Rise AM & Reset PM System®, a dietary supplement that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time and D3+, a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health.

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

LoveBiome® P84 is a dietary supplement formulated to activate 14 key peptides that regulate, repair, and restore gut health. PhytoPower B is a dietary supplement formulated to slow carb-to-sugar conversion and support healthy metabolism.

We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2025, our stack strategy continued to focus on the brand message of activation. During the year, we introduced a number of new stacks to meet customer and independent consultant needs. Prior to the launch of our latest activator, the MindBody GLP-1 System®, we introduced the Kickstart Bundle, which features a selection of products (varies by market) to help prepare the body for GLP-1 activation. Additionally, several stacks were introduced that incorporated the MindBody GLP-1 System® to offer consumers support for weight management and wellness along with delivering other targeted benefits as part of their activated lifestyle.

We also introduced our Healthy Weight Stack, which includes the MindBody GLP-1 System® and Protandim® Nrf2 Synergizer®. Results of an in vitro study were released that showed beneficial “activation synergies” when both products were used together, including enhanced fatty acid metabolism, improved defense against oxidative stress, and activation of 22 new genes that help cells make what they need to support organ strength, structure, and signaling.

Subsequent to acquiring the critical assets of LoveBiome, we introduced our Healthy Edge Stack, which includes Protandim® Nrf2 Synergizer® and LoveBiome® P84; and our Healthy Edge + MindBody GLP-1 System Stack, which includes Protandim® Nrf2 Synergizer®, the MindBody GLP-1 System® and LoveBiome® P84.

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

Compensation Plan for our Independent Consultants

On March 1, 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. On February 1, 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. On November 1, 2024, we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. On March 1, 2025, we launched the Evolve Compensation Plan in other markets, including Taiwan, Hong Kong, and Singapore. In September 2025, we launched Iceland with the Evolve Compensation Plan and plan to do the same in any new markets.

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

	As of March 31,				Change from Prior	Percent
	2026		2025		Year	Change
Active Independent Consultants
Americas	30,000	66.7%	35,000	67.3%	(5,000)	(14.3)%
Asia/Pacific & Europe	15,000	33.3%	17,000	32.7%	(2,000)	(11.8)%
Total Active Independent Consultants	45,000	100.0%	52,000	100.0%	(7,000)	(13.5)%
Active Customers
Americas	51,000	79.7%	74,000	84.1%	(23,000)	(31.1)%
Asia/Pacific & Europe	13,000	20.3%	14,000	15.9%	(1,000)	(7.1)%
Total Active Customers	64,000	100.0%	88,000	100.0%	(24,000)	(27.3)%
Active Accounts
Americas	81,000	74.3%	109,000	77.9%	(28,000)	(25.7)%
Asia/Pacific & Europe	28,000	25.7%	31,000	22.1%	(3,000)	(9.7)%
Total Active Accounts	109,000	100.0%	140,000	100.0%	(31,000)	(22.1)%

Results of Operations

Three and nine months ended March 31, 2026 and 2025

Revenue. We generated net revenue of $43.7 million and $58.4 million during the three months ended March 31, 2026 and 2025, respectively. We generated net revenue of $140.2 million and $173.4 million during the nine months ended March 31, 2026 and 2025, respectively. The decrease in revenue for the three and nine months ended March 31, 2026 was primarily driven by declines in sales of our MindBody GLP-1 System®. Total sales of our MindBody GLP-1 System® decreased $9.6 million and $20.1 million during the three and nine months ended March 31, 2026, respectively. The decline in sales of our MindBody GLP-1 System® during the three months ended March 31, 2026 was slightly offset by sales of the LoveBiome product line, which we acquired in October 2025.

Foreign currency fluctuations positively impacted our revenue by $0.3 million, or 0.5%, during the three months ended March 31, 2026. Foreign currency fluctuations positively impacted our revenue by $0.7 million, or 0.4%, during the nine months ended March 31, 2026.

Americas. The following table sets forth revenue for the three and nine months ended March 31, 2026 and 2025 for the Americas region (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
United States	$32,472	$46,433	(30.1)%	$104,426	$137,082	(23.8)%
Other	1,796	1,768	1.6%	5,580	5,164	8.1%
Americas Total	$34,268	$48,201	(28.9)%	$110,006	$142,246	(22.7)%

Revenue in the Americas region for the three and nine months ended March 31, 2026 decreased $13.9 million, or 28.9%, and $32.2 million or 22.7%, respectively, from the prior year periods. The decrease in revenue for the three and nine months ended March 31, 2026 was primarily driven by decreased sales of our MindBody GLP-1 System® of $8.7 million and $17.4 million, respectively, and reductions in our total Active Accounts which decreased 25.7% compared to the prior year period.

Asia/Pacific & Europe. The following table sets forth revenue for the three and nine months ended March 31, 2026 and 2025 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Japan	$5,614	$6,239	(10.0)%	$18,084	$18,499	(2.2)%
Other	3,834	4,000	(4.2)%	12,119	12,671	(4.4)%
Asia/Pacific & Europe Total	$9,448	$10,239	(7.7)%	$30,203	$31,170	(3.1)%

Revenue in the Asia/Pacific & Europe region decreased $0.8 million, or 7.7%, and $1.0 million, or 3.1%, for the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods. Total Active Accounts in the region decreased 9.7% compared to the prior year period. In March 2025, we launched our MindBody GLP-1 System® in Japan and exclusively to our independent consultants in Australia, New Zealand, Europe, United Kingdom, Mexico and Thailand. Revenue within the Asia/Pacific & Europe region from our MindBody GLP-1 System® was $0.9 million and $2.7 million for the three and nine months ended March 31, 2026, respectively. Decreases in total Active Accounts and sales throughout our other product lines contributed to an overall decline in sales for the respective periods.

Overall, revenue in the Asia/Pacific & Europe region was positively impacted by foreign currency exchange rate fluctuations of approximately $0.1 million, or 1.2%, and $0.4 million, or 1.3%, during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.2 million, or 2.8%, and $0.2 million or 1.1%, during the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods. On a constant currency basis, revenue in Japan decreased 7.5% and 1.4% for the three and nine months ended March 31, 2026, respectively, as compared to the prior year periods. The decrease in revenue on a constant currency basis in Japan during three and nine months ended March 31, 2026 was due to decreases in total Active Accounts during the respective periods.

Globally, our sales and marketing efforts continue to be directed toward strengthening our core business through our fiscal year initiatives and building our worldwide sales. We plan to continue the refinement and expansion of our product offerings internationally during the remainder of fiscal year 2026 and beyond.

Cost of Sales. Cost of sales were $9.2 million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively, resulting in gross profit percentages of 79.0% and 81.0%, respectively. Cost of sales were $31.6 million and $33.8 million for the nine months ended March 31, 2026 and 2025, respectively, resulting in gross profit percentages of 77.4% and 80.5%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to increases in inventory obsolescence costs related to our MindBody GLP-1 System® of $0.2 and $2.6 million, along with increases in shipping and warehouse expenses during the three and three and nine months ended March 31, 2026, respectively.

Commissions and Incentives. Commissions and incentives expenses during the three months ended March 31, 2026 were $19.0 million, or 43.5% of revenue, as compared to $26.2 million, or 44.8% of revenue, for the three months ended March 31, 2025. Commissions and incentives expenses during the nine months ended March 31, 2026 were $59.6 million, or 42.5% of revenue, as compared to $79.0 million, or 45.6% of revenue, for the nine months ended March 31, 2025. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year periods is primarily due to the timing and magnitude of promotional and incentive programs and changes to the mix of customers and independent consultants in our overall Active Accounts.

Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on our ability to hold incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.

Selling, General and Administrative. Selling, general and administrative expenses during the three months ended March 31, 2026 were $13.9 million, or 31.7% of revenue, as compared to $17.1 million, or 29.2% of revenue, for the three months ended March 31, 2025. Selling, general and administrative expenses during the nine months ended March 31, 2026 were $44.5 million, or 31.8% of revenue, as compared to $50.5 million, or 29.1% of revenue, for the nine months ended March 31, 2025. The increase in selling, general and administrative expenses as a percentage of revenue during the three and nine months ended March 31, 2026 compared to the prior year periods is primarily due to overall decreases in sales for the comparable periods.

Total Other Income (Expense). During the three months ended March 31, 2026 we recognized total net other expense of $22,000 as compared to total net other income of $0.1 million for the three months ended March 31, 2025. During the nine months ended March 31, 2026 we recognized total net other expense of $0.1 million as compared to $0.2 million for the nine months ended March 31, 2025. Total net other income (expense) for the three and nine months ended March 31, 2026 and 2025 consisted primarily of interest income, offset by foreign currency gains and losses.

Income Tax Expense. We recognized income tax expense of $0.3 million and $0.6 million for the three and nine months ended March 31, 2026, respectively, as compared to $0.7 million and $2.0 million for the three and nine months ended March 31, 2025, respectively. The effective tax rate for the three and nine months ended March 31, 2026 was 17.8% and 13.2%, respectively, compared to 17.0% and 20.3% for the three and nine months ended March 31, 2025, respectively.

The change in the effective tax rate for the three and three and nine months ended March 31, 2026 compared to the prior year periods was primarily due to changes in taxable income and the impact of discrete items.

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

As of March 31, 2026, our available liquidity was $12.5 million, which consisted of available cash and cash equivalents. This represents a decrease of $7.7 million from the $20.2 million in cash and cash equivalents as of June 30, 2025.

During the nine months ended March 31, 2026, our net cash provided by operating activities was $5.5 million as compared to $10.8 million during the nine months ended March 31, 2025. The decrease in cash provided by operating activities is primarily related to the payment of employee related incentive compensation and incentive trip expenses during the nine months ended March 31, 2026, previously accrued at June 30, 2025.

During the nine months ended March 31, 2026, our net cash used in investing activities was $6.3 million, as a result of the acquisition of LoveBiome in October 2025 and the purchase of fixed assets. During the nine months ended March 31, 2025, our net cash used in investing activities was $1.2 million, as a result of the purchase of fixed assets.

Cash used in financing activities during the nine months ended March 31, 2026 was $6.6 million as a result of our payment of cash dividends, repurchases of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). Cash used in financing activities during the nine months ended March 31, 2025 was $4.4 million as a result of our payment of cash dividends, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP and stock option exercises.

At March 31, 2026 and June 30, 2025, the total amount of our foreign subsidiary cash was $6.1 million and $6.4 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.

At March 31, 2026, we had working capital (current assets minus current liabilities) of $19.2 million, compared to working capital of $23.7 million at June 30, 2025. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.

Capital Resources

Shelf Registration Statement

On March 10, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) that was declared effective on March 20, 2026, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our 2026 Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies or businesses.

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

Commitments and Obligations

Please refer to Note 8 to the condensed consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of March 31, 2026.

Changes in Internal Control over Financial Reporting

An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	$60,000,000
February 1 - February 28	112,869	$4.83	112,869	$59,454,375
March 1 - March 31	93,000	$4.95	93,000	$58,994,272
Total	205,869		205,869

(1) In January 2026, our Board of Directors approved a new stock repurchase program. Under the program, we are authorized to repurchase up to $60.0 million of our outstanding shares through December 31, 2027. The repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we have authorized a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan will be completed in accordance with the terms of the plan, including specified price, volume and timing conditions. The authorization may be suspended or discontinued at any time.

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

During the three months ended March 31, 2026, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101

The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and June 30, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended March 31, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended March 31, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

LIFEVANTAGE CORPORATION

Date:	May 6, 2026	/s/ Michael Beindorff
Michael Beindorff Interim Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)