Form 10-K
period 2026-06-30
Lifevantage Corp
filed 2026-08-27
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $63.7 million, based on a closing market price of $6.16 per share.

The number of shares of common stock (par value $0.0001) outstanding as of August 26, 2026 was 12,527,348 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2027 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2026.

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

•
Inability to comply with evolving laws, regulations, standards, policies, and contractual obligations related to artificial intelligence;
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
•
Inability of share repurchase program enhancing long-term stockholder value;
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

•
An inability to properly motivate and incentivize sales from our independent consultants could harm our business.
•
If we are unable to retain our existing customers and independent consultants or attract additional customers and independent consultants, our revenue will not increase and may decline further.
•
Our independent consultants could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.
•
We primarily depend on a few products for our revenue.
•
We are dependent upon third parties to manufacture our products.
•
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
•
We are subject to risks related to product recalls.
•
Our business is susceptible to product liability claims.
•
Many of the markets in which we compete for business, including the dietary supplement and personal care markets, are highly competitive. We may not be able to compete effectively, which may have a material adverse effect on our results of operations and financial condition.
•
Actions of activist stockholders have, and could continue to, impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.
•
We are subject to risks related to a Global Not For Resale Program.
•
If we are able to expand our operations, we may experience difficulties in managing our future growth, which could adversely affect our business.
•
Inability of new products and technological innovations to gain market acceptance by customers and/or independent consultants could harm our business.
•
Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.
•
We rely on our IT systems to manage numerous aspects of our business, and a disruption in these systems, including as a result of cybersecurity incidents, could adversely affect our business.
•
We are increasingly using artificial intelligence to support our business, and the rapidly evolving adoption, deployment and use of artificial intelligence involve significant risks that could adversely affect our business.
•
A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.
•
Our business is subject to strict government regulations.

•
Our direct selling program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

PART I

ITEM 1 — BUSINESS

Overview

LifeVantage Corporation (the “Company,” “LifeVantage,” “we,” “us,” or “our”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. LifeVantage is dedicated to helping people achieve their health, wellness and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We sell our products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland, and Portugal. We also sell our products in a number of countries to customers for personal consumption only.

We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, gut health products, skin and hair care products, and nootropics. Our product lines include: Protandim®, our flagship line of scientifically validated dietary supplements; LifeVantage®, our line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block; TrueScience®, our line of skin and hair care products and Liquid Collagen; our newest activator the P84 System, which helps to regulate, repair and restore gut health; Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic and energy/hydration drink mixes.

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

Fiscal Year 2026 Highlights

New Product Offerings

In fiscal year 2026, following the acquisition of the critical operating assets of LoveBiome in October 2025, we launched the P84 System, PhytoPower B, AXIO® X and AXIO® Hydrate in the United States. We also introduced Healthy Edge, a new product pack combining Protandim® Nrf2 Synergizer® and the P84 System. Additional product launches included limited-edition AXIO Smart Energy® flavors in the United States and Japan, Petandim® in Mexico, and the TrueScience® TrueRefine Glow-Up Mask as a limited-time offering across multiple markets. In addition, we expanded our European footprint by opening product sales in Iceland and Portugal.

A summary of the various product introductions by market in fiscal year 2026 is as follows:

•
In the United States, we launched four products acquired from LoveBiome following our October 2025 acquisition of its critical operating assets. These product launches included: the P84 System, a two product system consisting of PhytoPower 1 and PhytoPower 2 that includes probiotics, prebiotics, postbiotics, digestive enzymes, and superfood blends, which, in an in vitro study, activated 14 key gut peptides associated with gut health and microbiome support; PhytoPower B, a drink mix designed to help reduce the impact of carbohydrate-heavy meals by slowing carbohydrate-to-sugar conversion and supporting healthy metabolism that we rebranded as LifeVantage® Carb Block after we sold through our existing stock of PhytoPower B; PhytoPower X, a pineapple passion-fruit-flavored drink mix containing

250 mg of natural caffeine and functional ingredients to support stamina and physical energy that was rebranded and launched as AXIO® X; and Next Hydrate, a mango lemonade-flavored electrolyte drink mix formulated to support hydration, recovery, and performance that was rebranded and launched as AXIO® Hydrate. In addition, we introduced limited-edition AXIO Smart Energy® flavors, including Decaffeinated Orange Cream and Caffeinated Passionfruit Guava. Under the TrueScience® portfolio, we launched the TrueScience® TrueRefine Glow-Up Mask as a limited-time offering during the holiday season and for Mother's Day.
•
In Japan, we launched the TrueScience® TrueRefine Mask during the holiday season and introduced a limited-edition AXIO® Decaffeinated Peach Nectarine flavor.
•
In Taiwan, we launched the P84 System in February 2026 and offered the TrueScience® TrueRefine Glow-Up Mask as a limited-time promotion in April 2026.
•
In Canada, we launched the MB System™ (the international name of the MindBody GLP-1 System®) in November 2025, consisting of MB Core® and MB Enhance®, which are designed to work together to support energy metabolism and provide antioxidant support. We also introduced the TrueScience® TrueRefine Mask during the holiday season.
•
In Mexico, at a March 2026 event in Mexico City, we introduced Petandim®, a chewable supplement for dogs containing antioxidants, omega-3 fatty acids, and collagen. We also launched the TrueScience® TrueRefine Glow-Up Mask during the holiday season,
•
In Europe, we launched the MB System™ in October 2025 and offered the TrueScience® TrueRefine Glow-Up Mask as a holiday limited-time offering. We also expanded into Iceland and Portugal with initial limited product offerings.

Technology Innovation

We continued to invest in technology to enhance the LifeVantage experience for our independent consultants, customers and employees. In fiscal year 2026, we advanced strategic initiatives focused on: modernizing our digital commerce capabilities, improving independent consultant business tools, strengthening data and integration capabilities, and enhancing the scalability and reliability of our technology platforms. Our technology efforts included progress toward transitioning from our legacy commerce systems to a more modern and scalable eCommerce platform designed to improve site performance, simplify shopping and enrollment experiences, support international growth, and enable greater business agility. We also enhanced digital tools and reporting capabilities that helped our independent consultants better understand their business activity, track progress toward incentives and promotions, and take more informed actions to engage prospects, support customers, and grow their organizations. In addition, we continued to improve our data and integration foundation to support more timely and accurate reporting, better cross-platform connectivity, and future analytical and artificial intelligence capabilities. Together, these initiatives are intended to create a more modern, scalable digital foundation that supports our long-term growth strategy and improves the overall LifeVantage experience.

Nutrigenomic Culture & Activating Wellness

We continue to own our message of activation by developing products that empower the body to work as designed with nutrients that activate internal processes to support vibrant health at any age. Nutrigenomics and cellular activation are cutting-edge trends in our industry that support our unique position in the market and leverage our core competencies and existing products. Activation is the guiding principle of our culture and is the key underlying message for our independent consultants and customers. We continue capitalizing on this message by highlighting how LifeVantage has used the concept of activation and expanded it to every aspect of our business, with our brand message of “activating wellness.” By focusing on wellness, we are able to apply activation not only to our products, which support physical, mental, and emotional health, but also our business opportunity, which supports financial, social, and spiritual health. The “activating wellness” message is featured across our communications with our independent consultants and in our brand and marketing materials. In fiscal year 2026, the brand message of activation and “activating wellness” was strengthened by introducing the innovative, patent-pending P84 System, a two product system consisting of PhytoPower 1 and PhytoPower 2. The P84 System was investigated for its ability to support the production of gut peptides in a comprehensive, holistic way using various in vitro cell models. The P84 System showed activation of 14 different peptides that are important throughout the gastrointestinal tract. The positive changes in the production of these peptides show that the P84 System provides foundational and comprehensive gut support through regulation, repair, and restoration from the intestinal lining all the way to the microbiome that lives within.

Red Carpet Program

In fiscal year 2026, we continued to grow through our red-carpet program, which is designed to attract and incentivize experienced direct selling sales leaders to join LifeVantage. Red carpet leaders are identified by our independent consultants who facilitate the relationship between the potential red carpet leader and LifeVantage. Our corporate team does not actively engage in recruiting leaders for the red carpet program. We remain optimistic that this program will help drive long term revenue growth for our business. We have increased red carpet leadership enrollments and hope to see improved retention and active independent consultant and customer counts as a result of this program.

Rewards Circle Loyalty Program

In March 2023, we launched our Rewards Circle customer loyalty program to drive retention in the United States, Australia, New Zealand, and Japan. In February 2024, Rewards Circle was expanded to Canada, Europe, and Mexico. Rewards Circle rewards customers who demonstrate loyalty through subscription purchases with discount credits to redeem on future purchases. In August 2024, Rewards Circle was expanded to also reward independent consultant subscription purchases in the United States, Australia, and New Zealand markets. In October 2025, Rewards Circle was expanded into Iceland and in May 2026 it was expanded into Portugal. We also updated Rewards Circle in Canada, Europe, Mexico and Japan to lower the earning and redemption thresholds to make it easier for consumers to enroll with a subscription and redeem credits more quickly and on lower priced products.

Our Competitive Advantages

We believe we have a competitive advantage in several key areas:

•
Our Sales Compensation: We believe our sales compensation plan engineered for our independent consultants is one of the more financially rewarding plans in the direct selling industry and in line with direct selling industry standards. Our sales compensation plan also enables independent consultants to earn compensation early and often as they sell our products. Some elements of our sales compensation plan are calculated and paid daily to eligible independent consultants and others are calculated and paid weekly or monthly, allowing new independent consultants to receive their sales commissions more quickly. We believe the ease of more frequent sales commission payments helps us attract and then retain new independent consultants by allowing them to receive their commission payments as soon as possible after making qualified product sales. We also offer a variety of incentives to our independent consultants for achieving specified product sales goals. We believe our sales compensation plan provides motivation for our independent consultants to sell our products to customers and share the business opportunity with other entrepreneurs seeking to begin their own sales business. In 2023, we implemented a new compensation plan for our independent consultants in the United States, Australia, New Zealand and Japan markets. This compensation plan is known as our “Evolve Compensation Plan.” In February 2024, we launched the Evolve Compensation Plan for our independent consultants in the Canada, Mexico, and Europe markets. In November 2024, we launched an optimized version of the Evolve Compensation Plan for our independent consultants in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. In March 2025, we launched the Evolve Compensation Plan for our independent consultants in other markets, including Taiwan, Hong Kong, and Singapore. In September 2025, we received the appropriate government approval in Thailand for the Evolve Compensation Plan and intend to roll it out to Thailand in fiscal year 2027.
•
Our Products: Our focus is on a differentiated approach to health activation through nutrigenomics and the study of how properly formulated and applied nutrition and naturally occurring compounds affect human genes to support good health. We have developed proprietary and exclusive scientifically validated activation products focused on helping individuals look, feel, and perform better. Our products are the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block; the TrueScience® line of skin and hair care products and Liquid Collagen; our newest activator the P84 System, which helps to regulate, repair and restore gut health; the Petandim® pet supplement formulated to combat oxidative stress in dogs; and the AXIO® line of nootropic and energy/hydration drink mixes. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.
◦
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
◦
The LifeVantage® product line includes: the MindBody GLP-1 System®, a dietary supplement that combines two products, MB Core® and MB Enhance®, which are designed to support weight management and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis; Omega+, a dietary supplement that combines DHA and EPA omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system; ProBio, a dietary supplement designed to support optimal digestion and immune system function; Daily Wellness, a dietary supplement designed to support immune health; IC Bright®, a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns; Rise AM & Reset PM System®, a dietary supplement that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time; D3+, a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health; Fat Burn, a dietary supplement designed to support weight-management; Prebiotic, a dietary supplement designed to support a healthy digestive tract; and Carb Block, a dietary supplement drink mix designed to help reduce the impact of carbohydrate-heavy meals by slowing carbohydrate-to-sugar conversion and supporting healthy metabolism that we acquired from LoveBiome as PhytoPower B and rebranded as Carb Block.
◦
The P84 System is our newest patent pending two-product activator consisting of PhytoPower 1 and PhytoPower 2 that contains probiotics, prebiotics, postbiotics, digestive enzymes, and superfood blends designed to support gut health, which, in an in vitro study, activated 14 key gut peptides associated with gut health and microbiome support.
◦
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
◦
Petandim® is a supplement specially formulated to combat oxidative stress in dogs through Nrf2 activation.
◦
AXIO® is our line of nootropic and energy/hydration drink mixes. AXIO Smart Energy® is formulated to promote alertness and support mental performance.

•
Technology-Enabled Consultant Training and Resources: We are committed to providing our independent consultants with technology-enabled resources, training and tools designed to support productivity, simplify business activities and enhance their opportunity for successful product sales and resulting commissions. We continue to invest in digital capabilities that help independent consultants more effectively manage their businesses, engage customers and prospects, understand business activity and access relevant training and product information. Our digital tools, including the LifeVantage mobile app and web-based independent consultant resources, are designed to provide a more streamlined business management experience. These tools support activities such as onboarding, product education, business tracking, incentive and promotion visibility, communication, and access to training materials. They also provide us and independent consultant leadership with insight into activity trends across the independent consultant base, which can help inform future tools, training, and support programs. We are also focused on improving the way technology supports independent consultant development and business-building activities. Over time, we expect to leverage data, analytics, automation, and artificial intelligence to provide more personalized guidance, more relevant content and training, and more actionable recommendations to help independent consultants engage customers and prospects more effectively. In addition to digital tools and training resources, we continue to encourage independent consultants to participate in company-sponsored events, conventions, sales promotions, and incentive programs, which remain important components of independent consultant education, engagement, and community building.
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
•
Global Customer Acquisition: Our global customer acquisition program expands the number of countries where customers can purchase and use our products for personal consumption only. This program allows us to enter additional markets at low incremental cost and enables independent consultants to leverage customer sales through their international relationships outside of their home countries. The program initially launched in eight markets, many of which subsequently became fully open for business on-the-ground through a growing network of resident independent consultants. We have also entered into key strategic agreements with third parties based in the United States that helps customers ship LifeVantage products purchased in the U.S. throughout the world via their customer personal purchase and importation programs. In fiscal year 2026, we modified our Auto-Assigned Customer Program. The program still allows new customers to order directly through www.lifevantage.com without being required to go through an independent consultant, but instead of being assigned to an independent consultant, we retain the customer, the sales volume and related commissions from the first two customer sales. After the first two sales, the sales volume and related commissions from subsequent customer orders is assigned to an independent consultant within a pool of independent consultants that meet certain rank qualifications under the Evolve Compensation Plan. This program provides customers easier access to our innovative products while helping to fund our eCommerce efforts to build wider brand awareness and incentivizing our independent consultant force to support the program.
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

•
Skin dullness can be caused by a buildup of dead skin and impurities caused by the slowdown of skin cell turnover with age, typically beginning in the 30’s and early 40’s.
•
Hyperpigmentation is caused by excess melanin that can be triggered by factors like sun, pollution, stress, and hormones. Increased tyrosinase and signaling molecules like IL-6 and IL-8 from these factors ultimately lead to an increase of melanin and the appearance of age spots or uneven skin tone.
•
Under-eye dark circles are caused by excess blood vessels under the eye that are more easily visible due to collagen decline and resulting skin thinning under the eye, as well as an increase in vasculature under the eye (angiogenesis triggered by binding of VEGF (vascular endothelial growth factor) on its receptor at the surface of blood vessels).
•
Under-eye puffiness and bags are caused by fat accumulation from weakening tissues around the eye.

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

Gut Peptides

Supporting the body's production and activity of key gut peptides and proteins can play an important role in healthy aging. Peptides such as vasoactive intestinal peptide (VIP), neurotensin, oxyntomodulin, cholecystokinin (CCK), and glucagon-like peptide-2 (GLP-2) help regulate digestion, nutrient absorption, gut motility, satiety, and communication between the gut and other body systems. At the same time, peptides and proteins involved in intestinal barrier integrity and repair, including trefoil factor 3 (TFF3), claudin-1, E-cadherin, occludin, epiregulin, and mucin-2, help maintain a strong, resilient gut lining by supporting cellular renewal, mucus production, and tight junction function. Together, these peptides and proteins contribute to a healthy digestive environment, support efficient nutrient utilization, and help preserve gut barrier function. Because the gut influences immune, metabolic, and inflammatory processes throughout the body, supporting these pathways may help promote resilience, vitality, and healthy aging over time.

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

We also continue to perform our own research into Protandim® Nrf2 Synergizer® and the synergy with other products in our portfolio. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer® (marketed as Protandim® Tri-Synergizer®), continuing to show how our Protandim® product line is differentiated and unique in the marketplace. In fiscal year 2026, we received a patent for the combination of Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen (marketed as the “Healthy Glow” stack), protecting the synergistic effect and benefits of the two formula compositions when used together.

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

LifeVantage® MindBody GLP-1 System®

LifeVantage® MindBody GLP-1 System® is a U.S. patent-pending dietary supplement duo—MB Core® and MB Enhance®—that is scientifically shown to increase GLP-1 and help bring balance to the gut-brain axis to reduce hunger, cravings, and food noise by activating the GLP-1 pathway, optimizing the gut microbiome to fuel production, and increasing GLP-1 activity in the body. We filed a U.S. Patent application in October 2025 which, if granted, will protect the combined effects of the MindBody GLP-1 System®.

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

LifeVantage® Fat Burn

LifeVantage® Fat Burn is a dietary supplement containing naturally derived active ingredients to stimulate the breakdown of abdominal fat, increase energy and support long-term weight management. In the past, this product was under the PhysIQ™ brand, but during fiscal year 2026 we phased out the use of PhysIQ™ in the U.S. and placed this product under the LifeVantage® brand.

LifeVantage® Prebiotic

LifeVantage® Prebiotic is a dietary supplement designed to support the “good” bacteria in the gut and a healthy microbiome, resulting in a healthier digestive tract and a healthier metabolism. In the past, this product was under the PhysIQ™ brand, but during fiscal year 2026 we phased out the use of PhysIQ™ in the U.S. and placed this product under the LifeVantage® brand.

LifeVantage® Carb Block

LifeVantage® Carb Block is a dietary supplement designed to help reduce the impact of carbohydrate-heavy meals by slowing carbohydrate-to-sugar conversion and supporting healthy metabolism. LifeVantage® Carb Block was acquired from LoveBiome as PhytoPower B and rebranded as LifeVantage® Carb Block.

P84 System

The P84 System is our newest activator and was acquired from LoveBiome. It is a combination of two dietary supplements consisting of two different formulations—PhytoPower 1 and PhytoPower 2. The P84 System activates the production of gut health markers in a comprehensive, holistic way to help regulate, repair, and restore the gut from the lining to the microbiome inside. We filed a U.S. Patent application in January 2026 which, if granted, will protect the combined effects of the P84 System.

TrueScience® Skin Care

Our line of activated anti-aging skin care products under our TrueScience® brand, consists of:

•
TrueScience® Liquid Collagen: our first digestible liquid supplement in fully recyclable glass bottles that activates, replenishes, and maintains the body’s production of collagen on the cellular level to support skin firmness and elasticity for healthy, glowing skin.
•
TrueScience® TrueRenew Daily Firming Complex: a high-performance cosmetic retinol alternative that targets 11 visible signs of aging, providing a more youthful and vibrant complexion in as little as three weeks—with continued enhancements at six weeks.
•
TrueScience® TrueClean Refining Cleanser: a rich 2-in-1 facial cleanser that cleanses and exfoliates leaving skin clean, soft, and smooth without making it feel tight or dry.
•
TrueScience® TrueLift Illuminating Eye Cream: a silky-smooth formula that targets dark circles and visibly lifts to reveal revitalized eyes. TrueLift supports the skin to improve seven visible signs of aging around the eyes, including dark circles, under eye bags, puffiness, fine lines, wrinkles, sagging eyelids, and crow’s feet.
•
TrueScience® TrueHydrate Brightening Moisturizer: a moisturizing cream that provides hydration equivalent to two weeks’ use of hyaluronic acid, enhanced brightness in seven days and a more even skin tone and visibly faded age spots with continued use.
•
TrueScience® TrueProtect Daily Mineral Sunstick SPF 30: A broad-spectrum mineral sunscreen that addresses the appearance of sun-induced hyperpigmentation and wrinkles as it protects against future damage for younger-looking, radiant skin.
•
TrueScience® TrueTone Perfecting Lotion (Japan market only): a toning lotion developed to meet the needs and concerns of Japanese skin care consumers that moisturizes the skin while minimizing the appearance of pores.
•
TrueScience® Perfecting Lotion: a hybrid lotion formulated for smoother, radiant, and brighter looking skin.
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

AXIO®

AXIO® is our line of energy drink mixes derived from unique combinations of scientifically validated ingredients. AXIO Smart Energy® is formulated as a nootropic to promote alertness and support mental performance. Available in regular and decaf formulas, these energy drink powders deliver sustained energy, as well as improved mental focus and promote a positive mood.

AXIO® X, acquired from LoveBiome as PhytoPower X and subsequently rebranded, contains 250 mg of natural caffeine along with functional ingredients designed to deliver enhanced stamina and energy to help power through the day without the crash. It is available in a pineapple passionfruit flavor.

AXIO® Hydrate, acquired from LoveBiome as Next Hydrate and subsequently rebranded is a multi-functional electrolyte drink mix that delivers rapid, refreshing hydration to support recovery and performance. It is available in a mango-lemonade flavor.

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

In fiscal year 2026, our stack strategy continued to focus on the brand message of activation. During the year, we introduced new stacks to meet customer and independent consultant needs. As part of the launch of our latest activator, the P84 System, we introduced the Healthy Edge stack, which includes Protandim® Nrf2 Synergizer® and the P84 System. Results of an in vitro study were released that showed beneficial “activation synergies” when both products were used together, including eight additional detoxification and cellular protection pathway genes, nine gut regulation/repair genes, and the new benefit of activating three circadian rhythm genes and 29 genes that support cellular adaptation.

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

Independent Consultants

An independent consultant in our company is an independent contractor who participates in our direct sales opportunity by enrolling through the independent consultant contract process and selling our products. Independent consultants may purchase our products and sell them to others either directly or through our company. We believe our independent consultants are typically entrepreneurs, who believe in our products and desire to earn income through sales commissions and by building their own business. Many of our independent consultants are attracted by the opportunity to sell unique, scientifically validated products without incurring significant start-up costs. In fiscal year 2026, we introduced an annual fee for independent consultants in certain markets that includes access to the lowest price on products, commissions management, training resources, back-office reporting, and support tools. Independent consultants sign a contract with us that includes a requirement that they adhere to strict policies and procedures. Independent consultants may purchase product from us for individual and family consumption and for demonstrations, samples and retailing opportunities.

While we provide product development, shipping and logistics support, brochures, magazines, a website, the LifeVantage mobile app and other sales and marketing materials, independent consultants are primarily responsible for their sales to customers and for attracting, enrolling, and educating new independent consultants about the benefits of our products and sales compensation plan. An independent consultant creates multiple levels of compensation by selling our products and enrolling new independent consultants who sell our products. These newly enrolled independent consultants form a “downline” or “group” for the independent consultant who enrolled them. If downline independent consultants enroll new independent consultants or customers who purchase our products, they create additional levels of compensation, and their downline independent consultants remain in the same downline network as the original enrolling independent consultant. We pay commissions only upon the sale of our products. We do not pay commissions for enrolling independent consultants.

We define “active independent consultants” as those independent consultants who have purchased product from us for retail sales or personal consumption during the prior three months. We had approximately 43,000 and 51,000 active independent consultants as of each of the fiscal years ended June 30, 2026 and 2025, respectively.

Independent Consultant Compensation

Starting in March 2023, we began launching our Evolve Compensation Plan for our independent consultants throughout our markets. In September 2025, we received the appropriate government approval in Thailand for the Evolve Compensation Plan and intend to roll it out to Thailand in fiscal year 2027, thus concluding our launch of the Evolve Compensation Plan in all of our markets.

We believe our Evolve Compensation Plan is one of the more financially rewarding in the direct selling industry and in line with direct selling industry standards. Some elements of our Evolve Compensation Plan are paid daily, to eligible independent consultants, and others are paid weekly or monthly. We believe this gives us a competitive advantage and helps retain new independent consultants by allowing them to receive some sales commissions in a more timely manner from their sales efforts. Our Evolve Compensation Plan is intended to appeal to a broad cross-section of people, including those seeking to supplement family income, start a home-based business or pursue entrepreneurial opportunities full- or part-time. Through the Evolve Compensation Plan our independent consultants earn bonuses specifically for the sale of products to customers and by growing a customer subscription-based business, creating greater opportunities for independent consultants who are not interested in enrolling other consultants to sell products. Our independent consultants earn sales commissions on product sales to their personally enrolled customers and independent consultants and the product sales to customers and independent consultants within their sales organization, or “downline.” Our independent consultants can also earn money by purchasing product from us and selling that product to others at their chosen retail price. We pay sales commissions in the local currency of the independent consultant’s home country.

Independent Consultant Motivation and Training

Our revenue depends on the sales success and productivity of our independent consultants. We provide tools, training and technology designed to increase our independent consultants’ sales productivity and increase their potential for sales success. We offer many training and business development opportunities to our independent consultants, including the opportunities listed below.

•
Consultant Communications Hub: A consultant-specific website that has all the latest details on promotions, product launches, and onboarding to help each consultant build a LifeVantage business. Since the launch in October 2023, this site has been widely adopted as a centralized resource for our independent consultants.
•
Momentum Academy, Global Convention, and other Company-Sponsored Training: We hold regularly occurring live and virtual company-sponsored events intended to provide sales training and motivation to our independent consultants.
•
Promotions and Incentive Trips: We hold special sales promotions, business incentives and incentive trips from time to time in order to motivate our independent consultants to accomplish specific sales goals.
•
Mobile Application: The LifeVantage mobile app was designed to allow users to conduct their business on a single platform from anywhere in the world. Ultimately, through artificial intelligence and machine learning, we expect that the app will be able to guide users on what to share, when to share it, and with whom to maximize their sales potential.
•
Online Social Media Groups: Through the use of social media platforms, we host online groups to support the success of our independent consultants. Important announcements, weekly trainings, calls, and documentation are also shared through our social media groups to provide our independent consultants many opportunities to find the training and support.
•
Corporate Support Team: The LifeVantage contact center, VIP Lines, and sales support team are designed to provide support, motivation, training, and resources to our independent consultants through their business journey. As independent consultants advance through the titles in our consultant path, they continue to receive more personalized support.

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

Independent consultants represent to us that their receipt of sales commissions is based on their product sales and by product sales of other LifeVantage consultants in their sales organization or “downline”. We produce, or reasonably pre-approve, sales aids used by independent consultants, such as brochures and online materials. Products may be promoted only through sales materials produced or approved by us or created within our policies and procedures and product guidelines. Independent consultants may not use our trademarks or other intellectual property without our written consent.

We monitor and systematically review alleged independent consultant misbehavior through our internal consultant compliance department. If we determine one of our independent consultants has violated any of our policies and procedures, we first attempt to educate, but may discipline or terminate the independent consultant’s rights to sell or distribute our products when appropriate. When necessary, we have brought legal action against independent consultants, or former consultants, to enforce our policies and procedures. Short of termination or legal action, and in addition to educating, we may impose sanctions against independent consultants whose actions are in violation of our policies and procedures. Such sanctions may include warnings, probation, withdrawal or denial of an award, suspension of privileges of a consultant business, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.

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

We define an “active customer” as a customer who has purchased product from us within the prior three months. As of June 30, 2026 and 2025, we had approximately 61,000 and 81,000 active customers, respectively.

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

Marketing

We utilize our network of independent consultants located throughout the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland and Portugal to market and sell our products. We also have in-house sales, marketing, IT, and customer service groups dedicated to supporting our independent consultants. Support includes training and education, personalized assistance, in-person and digital events, recognition, incentives and promotions, digital and social media content, press coverage, regular communications, as well as a full suite of marketing assets, including content for their websites.

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

Geographic Information

We sell our products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland and Portugal. On May 31, 2026, we ceased operations in Hong Kong and Singapore and closed those markets. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2026, revenue generated in the United States accounted for approximately 74% of our total revenue and revenue generated from Japan accounted for approximately 13% of our total revenue. For reporting purposes, we generally divide our markets into two geographic regions: the Americas region and the Asia/Pacific and Europe region. The following table sets forth net revenue information by region for the periods indicated (in thousands):

	Year Ended June 30,
	2026		2025
Americas	$142,716	78.2%	$185,723	81.3%
Asia/Pacific & Europe	39,870	21.8%	42,807	18.7%
Total	$182,586	100.0%	$228,530	100.0%

Additional comparative revenue and related financial information is presented in the section captioned “Segment Information” in Note 14 to our consolidated financial statements.

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

During fiscal year 2018, we received patents for personal care or skin care products. In fiscal year 2023, we received a patent for the combination of Protandim® Nrf2 Synergizer®, Protandim® NRF1 Synergizer®, and Protandim® NAD Synergizer®, collectively called Tri-Synergizer®. In fiscal year 2025, we filed a U.S. patent application which, if granted, will protect the MindBody GLP-1 System®. In fiscal year 2026, we received a patent for the combination of Protandim® Nrf2 Synergizer® and TrueScience® Liquid Collagen (marketed as the “Healthy Glow” stack), protecting the synergistic effect and benefits of the two formula compositions when used together. In fiscal year 2026, we also filed a U.S. patent application which, if granted will protect the P84 System.

We continue to protect our products and brands using trademarks. We have filed and successfully procured registered trademarks for our key brands consisting of Protandim®, LifeVantage®, TrueScience®, the MindBody GLP-1 System® (or MB System® internationally), MB Core® and MB Enhance® in many countries around the world, and we have pending trademark applications for these and other marks in many other countries. We anticipate seeking protection in other countries, as we deem appropriate.

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

Animal Supplement Market

We compete principally with large, well-known companies in the animal supplement market. Most of the companies we compete with in the animal supplement market have broad distribution channels that include retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We believe, however, that we can compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based animal supplement product Petandim®.

Energy Drink Market

We compete with large, well-known companies in the energy drink market. Most of the companies we compete with in the energy drink market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based energy drink product line AXIO®.

Weight Management Market

We compete with large, well-known companies in the weight management market, including those offering GLP-1 products. Most of the companies we compete with in the weight management market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based weight management products, including the MindBody GLP-1 System®, LifeVantage® Fat Burn and LifeVantage® Carb Block.

Gut Health Market

We compete with large, well-known companies in the gut health market, including those offering functional green drinks and ready-to-drink bottled juices. Most of the companies we compete with in the gut health market have broad distribution channels that include big box retail establishments. Many of these competitors have greater financial resources and brand recognition than we do. We intend to compete with these larger companies by leveraging our direct selling model and emphasizing our unique, science-based weight management products, including our newest activator the P84 System.

Regulatory Environment

The formulation, manufacturing, packaging, labeling, and advertising of our products in the United States are subject to regulation by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), as well as comparable state laws.

FDA Regulations and DSHEA

We market many of our products, including Protandim®, as “dietary supplements” as defined in the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA is intended to promote access to safe, quality dietary supplements, and information about dietary supplements. DSHEA established a new framework governing the composition and labeling of dietary supplements. DSHEA does not apply to animal supplements like Petandim®. We are not required to obtain FDA pre-market approval to sell our products in the United States under current laws.

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

While we exercise care in our formulation, manufacturing, packaging, labeling, and advertising of our products, we cannot guarantee the FDA will never inform us that the FDA believes some violation of law has occurred either by us or by our independent consultants. Any allegations of our non-compliance may result in time-consuming and expensive defense of our activities. The FDA’s normal course of action is to issue a warning letter if it believes that a product is misbranded or adulterated. The responsive action requested by the FDA differs depending upon the nature of the product and claims in question. Typically, the FDA expects a written response within 15 working days of the receipt of a warning letter. The warning letter is public information posted on the FDA’s web site. That information could affect our relationships with our customers, investors, independent consultants, vendors, and employees. Warning letters also often spark private class action litigation under state consumer protection statutes. The FDA could also order compliance activities, such as an inspection of our facilities and products, and could file a civil lawsuit in which an arrest warrant (seizure) could be issued as to some or all of our products. In extraordinary cases, we could be named a defendant and sued for declaratory and injunctive relief. There were no open letters from the FDA to us as of June 30, 2026.

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

In January 2019, the Direct Selling Self-Regulatory Council (“DSSRC”) was introduced. This program monitors the entire direct selling channel—including the US DSA member companies and non-members. The DSSRC provides impartial monitoring, enforcement, and dispute resolution regarding product claims or income representations (including lifestyle claims) disseminated by direct selling companies and their sales force members (independent consultants). The failure of a company to resolve DSSRC complaints will ultimately result in the DSSRC reporting the matter to the FTC, which may or may not pursue enforcement action in any given case. There were no open letters from the FTC to us as of June 30, 2026.

Regulation of Direct Selling Activities

Direct selling activities are regulated by the FTC, as well as various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without sufficient emphasis on product sales. The laws and regulations may often:

•
require us or our independent consultants to register with governmental agencies;
•
impose caps on the amount or type of sales commission we can pay;
•
impose reporting requirements; and
•
require that we ensure, among other things, that our independent consultants maintain levels of product sales to qualify to receive sales commissions and that our independent consultants are being compensated primarily for sales of products and not primarily for recruiting additional participants.

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

Employees

As of June 30, 2026, we had 223 employees, 209 of which were full-time employees. As of June 30, 2026, 169 of our employees were based in the United States and 54 were based in our international markets. We do not include our independent consultants in our number of employees because our independent consultants are independent contractors and not employees. We outsource our manufacturing, warehousing and shipping operations.

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

Corporate Responsibility

Products and Packaging: We formulate our MindBody GLP-1 System® and our TrueScience® Activated Skin Care Collection using clean ingredients, and we use packaging for these and other product lines that is recyclable curbside in most locations, including glass bottles and paper-based cartons in place of certain plastic components.

Community: We sponsor LifeVantage Legacy, our community support initiative, through which we and our independent consultants have contributed to local schools, families, and communities in the markets in which we operate, including meals, school supplies and home building programs.

Governance: We maintain an equity ownership policy under which our executive officers and directors are expected to hold meaningful equity in LifeVantage. In addition, we have a majority standard for the election of directors on our board.

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
•
any changes we might make to our independent consultant sales compensation plan;
•
any negative public perception of our company or our products or their ingredients;
•
any negative public perception of our independent consultants and direct selling business in general;
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

We primarily rely on our Protandim®, LifeVantage®, and TrueScience® product lines for a majority of our revenue, which collectively represent approximately 83.3% of total revenue for the fiscal year ended June 30, 2026. As such, any adverse impact we experience with respect to any of these products lines could negatively impact our overall revenue. For example, if we are unable to sustain or increase the price or sales levels of our Protandim®, LifeVantage®, or TrueScience® product lines, our business could be harmed.

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

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating for corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. Responding to proxy contests and other actions by activist stockholders, including related litigation, has been and can be costly and time consuming, disrupt our operations and divert the attention of our board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. For example, in fiscal year 2024, we were engaged in a proxy contest with one of our stockholders, which was expensive and required significant time and attention by us, our board, and executive leadership team.

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

We are subject to or affected by a number of national, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. We are also subject to requirements imposed by the payment card industry. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a time-intensive and costly process, and we may be required to put in place additional processes to comply with existing and evolving laws and regulations and new laws and regulations as we expand our operations. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security breach or incident. Such mandatory disclosures can be costly and could lead to negative publicity, penalties, fines, litigation (including, in some instances, class action litigation), and other proceedings or cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach or incident. We may not be able to monitor and react to all developments in a timely manner. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses.

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

Despite the security measures we have in place to comply with applicable laws and rules and to protect our security and information systems, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures will be fully implemented, complied with, or effective in protecting our systems and information. Further, our vendors and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human errors or other similar events. While we have agreements requiring our third-party service providers to use best practices for data security, we have no operational control over them. Because such attacks are increasing in sophistication and change frequently in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party vendors

(as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer virus, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

Our adoption, deployment, use or integration of artificial intelligence technologies may present operational, competitive, legal, regulatory, cybersecurity, privacy, reputational and other risks, and may not achieve the benefits we expect.

We have used, and may increasingly use, artificial intelligence, machine learning, generative artificial intelligence and other automated technologies, tools and systems, which we refer to collectively as AI technologies, in connection with our business, including to support internal operations, data analysis, customer and independent consultant engagement, sales and marketing activities, technology-enabled consultant tools and resources, product development, forecasting, compliance monitoring, and other business functions. We may also rely on third-party vendors, service providers or platforms that incorporate AI into the products or services they provide to us. The adoption, deployment and use of AI technologies are rapidly evolving and involve significant risks and uncertainties, and there can be no assurance that our use of AI technologies will improve our business prospects, results of operations, and financial condition.

AI technologies may produce inaccurate, incomplete, misleading, biased, discriminatory, offensive or otherwise flawed outputs, content, recommendations, or analyses. If we, our employees, independent consultants, customers, vendors or other third parties rely on such outputs, content, recommendations, or analyses without appropriate human oversight, controls, testing or governance, our business prospects, results of operations, and financial condition may be adversely affected. In particular, reliance on AI-generated outputs in areas subject to existing regulatory orders or compliance commitments applicable to our business could heighten our exposure to enforcement actions or other adverse consequences.

Our independent consultants may use AI technologies to create or distribute marketing content, product claims, testimonials, income or lifestyle representations, or other communications relating to our products or business opportunity. We have limited visibility into, or control over, how consultants use AI technologies, and AI-generated content could include inaccurate, unsubstantiated, or non-compliant health claims, efficacy claims, income claims, or other statements that may violate applicable laws and regulations, including the Federal Food, Drug, and Cosmetic Act, the FTC Act, or the terms of any regulatory orders or agreements applicable to our business. The FTC and other regulators have signaled increased focus on AI-generated testimonials, endorsements, and health-related claims in the direct selling and health and wellness sectors, which heightens the regulatory risk associated with consultant use of AI technologies. Any such violations could result in regulatory investigations, enforcement actions, fines, penalties, injunctive relief, litigation, reputational harm, or disruption to our business.

If we are unable to adopt, integrate, govern and scale AI technologies effectively, or if competitors adopt AI technologies more rapidly or cost-efficiently than we do, our competition position, business prospects, results of operations, and financial condition may be adversely affected. Separately, if we implement AI technologies without sufficient controls, such as monitoring, training, data quality, human review or cybersecurity safeguards, we could incur additional costs, operational disruption, reputational harm or legal liability that may adversely affect our business prospects, results of operations, and financial condition.

The legal and regulatory landscape applicable to AI technologies is developing rapidly and remains uncertain. Existing laws and regulations, including those relating to privacy, data protection, consumer protection, advertising, employment, intellectual property, cybersecurity, unfair or deceptive acts or practices, automated decision-making and discrimination, may be interpreted or applied to AI technologies in new or changing ways. New AI-specific laws, regulations, standards and guidance are being considered or adopted in the United States and in foreign jurisdictions in which we operate or may operate. Compliance with these requirements may increase our costs, require changes to our business practices, restrict our ability to use certain AI technologies, require enhanced transparency, testing, documentation, governance, training or monitoring, or expose us to regulatory investigations, fines, penalties, litigation or other proceedings. In addition, intellectual property ownership and license rights relating to AI systems, training data, inputs and outputs remain uncertain and continue to be the subject of litigation and regulatory attention. Our use of AI technologies could result in claims that we have infringed, misappropriated or otherwise violated third-party intellectual property rights, contractual terms, website terms of service, privacy rights or other rights, or could limit our ability to protect our own proprietary information and intellectual property.

AI may also increase cybersecurity, privacy and data governance risks. AI technologies may process, store or generate personal, confidential, proprietary or sensitive information, including information relating to customers, independent consultants, employees, vendors or our business. Any improper disclosure, misuse, unauthorized access, retention or transmission of such information through AI technologies, including through third-party AI platforms, could result in data loss, security incidents, violations of privacy or data protection laws, contractual breaches, litigation, regulatory enforcement, reputational harm or other adverse consequences. In addition, malicious actors may use AI technologies to conduct more sophisticated phishing, fraud, social engineering, impersonation, misinformation, cyberattacks or other activities targeting us, our employees, our independent consultants, our customers, our vendors or our information systems. We may be required to incur significant costs to develop, implement and maintain AI governance, compliance, training, monitoring, cybersecurity and risk management processes, and such processes may not be effective in identifying, preventing or mitigating all AI-related risks.

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

We sell our products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland, and Portugal. We also sell our products in a number of countries to customers for personal consumption only. In fiscal year 2026, we generated approximately 26% of our revenue from our international operations, a majority of which was generated in Japan. We believe that our ability to achieve future growth is dependent in part on our ability to effectively expand into new international markets and grow our existing markets. In some international markets, we have experienced difficulties which have resulted in adverse consequences to our business, including declining revenue in some markets, the closure of some markets, and occasional disruption to our business with supply chain and logistics delays in delivering product to certain markets in a timely manner. Our business and financial results may be also negatively impacted if a particular market or new business model is not widely accepted and adopted. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate one or more of our products before commencing sales of that product in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. We may not be able to obtain and retain necessary permits and approvals in new markets, or we may have insufficient capital to finance our expansion efforts in a timely manner.

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

In the past, we have experienced difficulties in appropriately managing our inventory. For example, when we launched our MindBody GLP-1 System® in October 2024, we experienced higher than expected demand and did not have sufficient inventory to meet demand. In the past, we have also experienced an inventory surplus, causing us to engage in a deliberate effort to manage down such inventory balances to levels we viewed as appropriate. We review all inventory items quarterly for obsolescence, and when items become obsolete or are expired, we write down our inventory accordingly. If we are unable to sell our inventory in a timely manner, we may experience additional inventory obsolescence charges, including for finished products in inventory that have expired. If we are unable to appropriately manage our inventory balances, our business may be harmed.

We rely on our IT systems to manage numerous aspects of our business, and a disruption in these systems, including as a result of cybersecurity incidents, could adversely affect our business.

We depend on our IT systems to manage numerous aspects of our business, including our finance and accounting transactions, to manage our independent consultant sales compensation plan and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems, including as a result of cybersecurity incidents, could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Breaches of our IT systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, and could originate from a wide variety of sources, including employees, contractors, foreign governments and other unknown third parties outside the Company. While we have in the past experienced disruptions to our IT systems, they have not had a material impact on our business. However, we may experience additional disruptions in the future that could cause our business and competitive position to suffer and adversely affect our business and operating results. In addition, if we experience future growth, we will need to scale or change some of our systems to accommodate the increasing number of independent consultants and their customers.

Inability to comply with financial covenants imposed by our credit facility and the impact of debt service obligations and restrictive covenants could impede our operations and flexibility.

In April 2024, we entered into a loan agreement, which we amended in September 2025, that provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million (the “2024 Credit Facility”). As of June 30, 2026, there is no outstanding balance on the 2024 Credit Facility.

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

The 2024 Credit Facility is secured by a lien on substantially all of our assets, and the assets of Lifeline Nutraceuticals, and by a pledge of membership interests of our subsidiaries, and contains customary covenants, both affirmative and negative covenants, that, among other things, restrict our ability to deal with our assets outside of the ordinary course, incur or guarantee additional indebtedness, grant liens on our assets, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, and enter into consolidations, mergers or other combinations. The 2024 Credit Facility requires that we maintain specified financial ratios and satisfy certain financial condition tests and comply with certain informational requirements in order to borrow under the revolving loan facility, if needed. Our ability to comply with these financial ratios and tests and informational requirements can be affected by events beyond our control and we may be unable to meet these ratios and tests and informational requirements. A breach of any of the representations, covenants (including compliance with financial ratios), or other restrictions imposed by the 2024 Credit Facility may result in a default or an event of default giving rise to lender's remedies thereunder, which could result in the lender declaring any portion or all amounts of principal, interest and other related costs and expenses outstanding under the 2024 Credit Facility to be immediately due and payable or limit our ability to draw on the revolving loan facility. Our assets may not be sufficient to repay the indebtedness if the lender accelerates our repayment of the indebtedness under the 2024 Credit Facility. In such circumstances, the lender's remedies would include the ability to foreclose on the collateral securing the loan. We were in compliance with all of the 2024 Credit Facility covenants at the end of fiscal year 2026.

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

We cannot predict what changes to trade policy will be made by the U.S. federal government, or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. For example, on February 20, 2026, the U.S. Supreme Court struck down international tariffs imposed by President Trump in 2025 and in response to the U.S. Supreme Court ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974. Upon expiration of such tariffs on July 24, 2026, President Trump announced new tariffs of 10% and 12.5% on goods from 60 trade partners of the U.S. under Section 301 of the Trade Act of 1974. We are closely monitoring changes and developments in U.S. and international trade policies and assessing the potential impact of these changes on our business operations and financial performance. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import products or product ingredients from countries where we currently purchase products or product ingredients or sell our products.

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

Based on our current plans, we believe that our current cash and cash equivalents and our ongoing cash flow from operations will be sufficient to satisfy our anticipated cash requirements for at least 12 months from the date of this report. If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may be required to raise significant additional capital to support our continued operations and the implementation of our business and growth plans. Future funding requirements will depend on many factors, including but not limited to:

•
the costs associated with acquiring products from third-party vendors;
•
the costs of the sales and marketing activities of our products;
•
the costs associated with commissions and incentives for our independent consultants;
•
the costs associated with integrating any assets or businesses that we acquire;
•
litigation expenses we incur to defend against claims, including claims that we infringe the intellectual property of others or judgments we must pay to satisfy such claims;
•
contractual obligations to third parties;
•
our rate of progress in developing, launching, and selling our current products and any new products we pursue;
•
our ability to control our operating costs;
•
our ability to satisfy our outstanding debt obligations; and
•
the costs of responding to the other risks and uncertainties described in this report.

We may also be required to raise additional capital in the future to expand our business and operations to pursue strategic investments or for other reasons including but not limited to:

•
acquiring or investing in complementary businesses or assets;
•
increasing our sales and marketing efforts to drive market adoption of our products;
•
scaling up our customer support capabilities;
•
funding development and marketing efforts of additional products;
•
expanding our product portfolio into additional markets;
•
acquiring products through licensing rights; and
•
financing capital expenditures and general and administrative expenses.

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

In December 2022, Congress passed the Modernization of Cosmetics Regulation Act, which added significant new requirements for cosmetic products marketed in the United States. For example, we have to register cosmetic product manufacturing facilities and list all cosmetic products with the FDA, and need to report all “serious adverse events” to the FDA and maintain relevant records. We also need to comply with current GMP regulations and fragrance allergen declaration regulations. Complying with these requirements could raise our costs and negatively impact our business.

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

Our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $60 million of our common stock on or before December 31, 2027. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.

Additional shares that may be issued upon the exercise of currently outstanding options or upon future vesting of restricted stock units, would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

As of June 30, 2026, we had 12.5 million shares of common stock outstanding. As of June 30, 2026, we also had stock options outstanding for an aggregate of 0.1 million shares of common stock. As of June 30, 2026, we also had time-based and performance restricted stock units outstanding that, at target-level achievement, would result in the issuance of an aggregate 0.3 million shares of common stock, which would further increase the total number of outstanding shares of our common stock. The issuance of these shares will dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
the ability of our board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the exclusive right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board, the chairman of our board or our chief executive officer, or by stockholders holding at least 10% of the outstanding shares entitled to vote at such special meeting, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures with which stockholders must comply to nominate candidates to our board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results. It is not possible to quantify or predict the final resolution of litigation, particularly class action lawsuits, to which we may become a party. In particular, plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The impact of litigation proceedings on our business, results of operations and financial condition could be material.

From time to time, we are involved in various legal matters, both as a plaintiff and defendant. While we believe the suits against us are without merit, they are costly to defend, and we cannot be assured that we will ultimately prevail. If we do not prevail and are required to pay damages, it could harm our reputation and our business.

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

We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes including the development and implementation of control policies and procedures regarding the international business policies, practices, monitoring, and training for each country outside the U.S. in which we do business. However, we cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. In fiscal year 2026, we did not experience any material weaknesses in our internal control and/or financial reporting processes.

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

To the extent that there are health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations due to stay at home orders or sickness of employees or their families, reduced demand for certain of our products, or supply constraints.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 1C — CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that is designed to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity risk management processes are integrated into our broader enterprise risk management approach and are overseen through our security steering committee. The security steering committee includes representatives from functional areas such as: cybersecurity and infrastructure; corporate risk and privacy; personnel; and finance and fraud management. The security steering committee is responsible for reviewing cybersecurity risks, monitoring relevant risk trends, supporting prioritization of mitigation activities, and helping coordinate cross-functional responses when appropriate. The committee also supports the evaluation of risk associated with certain third-party service providers, including vendors and technology partners that may have access to Company systems, data, or infrastructure.

We engage third parties, as appropriate, to assist in assessing, identifying, verifying, validating, and addressing cybersecurity risks. These third parties may include cybersecurity assessors, consultants, managed security service providers, auditors, and other external cybersecurity experts. We also use various security tools and processes designed to help identify, escalate, investigate, respond to, and recover from cybersecurity incidents in a timely manner. In addition, we provide periodic cybersecurity training to employees to help promote awareness of cybersecurity risks and reinforce employee responsibility in protecting our systems and information. Our cybersecurity program is intended to reduce risk, support operational resilience, and help protect the confidentiality, integrity, and availability of our systems and data.

We have not identified risks from known cybersecurity threats to the business, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See our risk factor “We are subject to evolving laws, policies, and contractual obligations related to data privacy and security, including cybersecurity, and our actual or perceived failure to comply with such obligations or perceived failure to maintain the integrity of our data could expose us to data loss or litigation, harm our reputation, subject us to significant fines and liability, or otherwise affect our business, prospects, financial condition, and operating results” and “Our development, deployment, use or integration of artificial intelligence technologies may present operational, competitive, legal, regulatory, cybersecurity, privacy, reputational and other risks, and may not achieve the benefits we expect.” in Part I, Item 1A. (“Risk Factors”) for additional details regarding cybersecurity risks and potential impacts on our business.

Cybersecurity Governance

Our board oversees the Company's risk management program, including risks related to cybersecurity. The board carries out its risk oversight responsibilities directly as a full board and, where appropriate, through its committees. The board has delegated to the audit committee primary oversight responsibility for risks and incidents relating to cybersecurity threats, including oversight of related disclosure considerations, cooperation with law enforcement where appropriate, and potential impacts on financial and operational risk. The audit committee receives updates from our Chief Technology Officer (“CTO”) regarding cybersecurity risk, program developments, incident response readiness, notable incidents, findings and recommendations, as appropriate. The audit committee reports material or notable cybersecurity matters to the full board for consideration, as appropriate. Management is responsible for assessing and managing material risk from cybersecurity threats.

Our CTO has primary responsibility for overseeing the Company’s cybersecurity risk management program, including the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents. The CTO is supported by internal information systems and cybersecurity personnel, members of the security steering committee, and third-party cybersecurity resources, as appropriate. Our CTO and other members of management are informed about cybersecurity risks through various means, which may include internal security reviews, reports from security tools deployed in the technical environment, updates from cybersecurity personnel, third-party assessments, vendor risk reviews, and incident response processes.

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

In July 2023, our subsidiary, LifeVantage Japan K.K., entered into a lease agreement with Sumitomo Mitsui Trust Bank, Limited, for an office located in the Shinagawa Grand Central Tower in Tokyo, Japan. The lease is for approximately 5,200 square feet and has a lease term from July 1, 2023 through June 30, 2026. In June 2026, we renewed our lease for an additional two years, terminating on June 31, 2028.

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

ITEM 3 — LEGAL PROCEEDINGS

See Note 16 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a discussion of the company's legal proceedings.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the Nasdaq Capital Market under the symbol “LFVN”.

Our common stock is issued in registered form and the following information is taken from the records of our current transfer agent, Computershare Trust Company, Inc. As of June 30, 2026, we had 75 stockholders of record and 12.5 million shares of common stock outstanding. This does not include an unknown number of persons who hold shares in street name through brokers and dealers and who are not listed on our stockholder records.

Dividends

We paid quarterly cash dividends of $0.045 per share of common stock to stockholders of record in September 2025, December 2025, and March 2026, and $0.05 per share of common stock to stockholders in June 2026, which were in the aggregate amount of $2.3 million, or $0.185 per share of common stock for the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2025, we paid $0.04 per share of common stock to stockholders of record in September 2024, December 2024 and March 2025, and $0.045 per share of common stock to stockholders in June 2025, which were in the aggregate amount of $2.1 million, or $0.165 per share of common stock.

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

Purchases of Equity Securities by the Issuer

On November 27, 2017, our board approved a stock repurchase program. Under this program, we were initially authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 13, 2023, our board approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026. On January 29, 2026, our board approved a new stock repurchase program, which replaced the Company’s previous stock repurchase program in its entirety, to repurchase up to $60.0 million shares of common stock through December 31, 2027. The stock repurchase program permits us to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, we may enter into a pre-arranged stock repurchase plan which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2026, we repurchased 0.1 million shares of our common stock under the stock repurchase plan.

The following table provides information with respect to all purchases made by the Company during the three months ended June 30, 2026. All purchases listed below were made at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 31	—	$—	—	$58,994,272
May 1 - May 31	85,700	$5.36	85,700	$58,534,993
June 1 - June 30	—	$—	—	$58,534,993
Total	85,700		85,700

(1) On November 27, 2017, our board approved a stock repurchase program. Under this program, we were initially authorized to repurchase up to $15.0 million of the outstanding shares through November 27, 2020. On August 27, 2020, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $15.0 million to $35.0 million and to extend the duration of the program through November 30, 2023. Further, on February 17, 2022, our board approved an amendment to the stock repurchase program to increase the authorized share repurchase amount from $35.0 million to $60.0 million. On June 13, 2023, our board approved an amendment to the stock repurchase program to extend the duration of the program through December 31, 2026. On January 29, 2026, our board approved a new stock repurchase program, which replaced the Company’s previous stock repurchase program in its entirety, to repurchase up to $60.0 million shares of common stock through December 31, 2027.

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

Overview

We are a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. We are dedicated to helping people achieve their health, wellness, and financial goals. We provide quality, scientifically validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to our independent consultants. We engage in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, gut health products, skin and hair care products, and nootropics. We currently sell our products to customers and independent consultants in two geographic regions that we have classified as the Americas region and the Asia/Pacific and Europe region.

The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:

•
Our products, including our flagship Protandim® family of scientifically validated dietary supplements, our LifeVantage® family of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block, our newest activator the P84 System, acquired from LoveBiome in connection with our October 2025 acquisition of LoveBiome's critical assets, and which helps to regulate, repair and restore gut health, our TrueScience® line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic and energy/hydration drink mixes;
•
Our sales compensation plan and other sales initiatives and incentives; and
•
Our delivery of superior customer service.

As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland and Portugal. In addition, we sell our products in a number of countries for personal consumption only. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted. We closed our market in the Philippines in June 2025 and closed our markets in Hong Kong and Singapore in May 2026.

Our Products

Our products are: the Protandim® line of scientifically validated dietary supplements; the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness; Fat Burn, Prebiotic and Carb Block; our newest activator the P84 System, which helps to regulate, repair and restore gut health; the TrueScience® line of skin and hair care products and Liquid Collagen; our Petandim® companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic and energy/hydration drink mixes. We believe the significant number of customers who regularly and repeatedly purchase our products is a strong indicator of the health benefits of our products.

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

The LifeVantage® product line includes: the MindBody GLP-1 System®, a dietary supplement that combines two products MB Core® and MB Enhance® designed to support weight loss and wellness by activating GLP-1 naturally and balancing signals along the gut-brain axis; Omega+, a dietary supplement that combines DHA and EPA Omega-3 fatty acids, omega-7 fatty acids, and vitamin D3 to support cognitive health, cardiovascular health, skin health, and the immune system; ProBio, a dietary supplement designed to support optimal digestion and immune system function; Daily Wellness, a dietary supplement designed to support immune health. IC Bright®, a dietary supplement to help support eye and brain health, reduce eye fatigue and strain, support cognitive functions, and may help support normal sleep patterns; the Rise AM & Reset PM System®, a dietary supplement that uses Timewise Nutrient Delivery™ to provide the body with the right nutrients in the right amounts at the right time; D3+, a dietary supplement that provides vitamin D3, vitamin K2, magnesium, calcium, and other trace minerals to support a balanced immune system, strong bones, and cardiovascular health; Daily Wellness, a dietary supplement designed to support immune health; Fat Burn, a dietary supplement designed to support weight-management, that in the past was under the PhysIQ™ line and during fiscal year 2026 was placed under the LifeVantage ® line in the U.S.; Prebiotic, a dietary supplement designed to support a healthy digestive tract, that in the past was under the PhysIQ™ line and during fiscal year 2026 was placed under the LifeVantage ® line in the U.S.; and Carb Block, a dietary supplement drink mix designed to help reduce the impact of carbohydrate-heavy meals by slowing carbohydrate-to-sugar conversion and supporting healthy metabolism that was acquired from LoveBiome as PhytoPower B and rebranded as Carb Block.

The P84 System is our newest patent pending two-product activator consisting of PhytoPower 1 and PhytoPower 2 that contains probiotics, prebiotics, postbiotics, digestive enzymes, and superfood blends designed to support gut health, which, in an in vitro study, activated 14 key gut peptides associated with gut health and microbiome support.

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

AXIO® is our line of our nootropic and energy/hydration drink mixes formulated to promote alertness and support mental performance.

We sell our products both individually and in stacks. A stack consists of multiple products bundled together that are designed to achieve a specific result. In fiscal year 2026, our stack strategy continued to focus on the brand message of activation. As part of the launch of our latest activator, the P84 System, we introduced the Healthy Edge stack, which includes Protandim® Nrf2 Synergizer® and the P84 System. Results of an in vitro study were released that showed beneficial “activation synergies” when both products were used together, including eight additional detoxification and cellular protection pathway genes, nine gut regulation/repair genes, and the new benefit of activating three circadian rhythm genes and 29 genes that support cellular adaptation.

We continue to offer other popular stacks with products that complement one another with inner activation power for internal benefits that can be felt, external benefits that can be seen, or both.

The following table shows revenue by major product line for the fiscal years ended June 30, 2026 and 2025.

	Year Ended June 30,
	2026		2025
Protandim® product line	$81,989	44.9%	$95,328	41.7%
TrueScience® product line	37,853	20.7%	48,712	21.3%
LifeVantage® product line	32,258	17.7%	61,327	26.9%
Other	30,486	16.7%	23,163	10.1%
Total	$182,586	100.0%	$228,530	100.0%

Our revenue for the fiscal years ended June 30, 2026 and 2025 is largely attributed to three product lines, Protandim®, LifeVantage®, and TrueScience®. On a combined basis, these three product lines represent approximately 83.3% and 89.9% of our total net revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

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

	As of June 30,				Change from Prior	Percent
	2026		2025		Year	Change
Active Independent Consultants
Americas	28,000	65.1%	34,000	66.7%	(6,000)	(17.6)%
Asia/Pacific & Europe	15,000	34.9%	17,000	33.3%	(2,000)	(11.8)%
Total Active Independent Consultants	43,000	100.0%	51,000	100.0%	(8,000)	(15.7)%
Active Customers
Americas	48,000	78.7%	66,000	81.5%	(18,000)	(27.3)%
Asia/Pacific & Europe	13,000	21.3%	15,000	18.5%	(2,000)	(13.3)%
Total Active Customers	61,000	100.0%	81,000	100.0%	(20,000)	(24.7)%
Active Accounts
Americas	76,000	73.1%	100,000	75.8%	(24,000)	(24.0)%
Asia/Pacific & Europe	28,000	26.9%	32,000	24.2%	(4,000)	(12.5)%
Total Active Accounts	104,000	100.0%	132,000	100.0%	(28,000)	(21.2)%

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

	Year Ended June 30,
	2026		2025
Americas	$142,716	78.2%	$185,723	81.3%
Asia/Pacific & Europe	39,870	21.8%	42,807	18.7%
Total	$182,586	100.0%	$228,530	100.0%

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

Commissions and incentives expenses are our most significant expenses and are classified as operating expenses. Commissions and incentives expenses include sales commissions paid to our independent consultants, special incentives and costs for incentive trips and other rewards. Commissions and incentives expenses do not include any amounts we pay to our independent consultants related to their personal purchases. Commissions paid to independent consultants on personal purchases are considered a sales discount and are reported as a reduction to net revenue. Our sales compensation plan is an important factor in our ability to attract and retain our independent consultants. Under our sales compensation plan, independent consultants can earn commissions for product sales to their customers as well as the product sales made through the sales networks they have developed and trained. We do not pay commissions on marketing materials that are sold to our independent consultants. Commissions and incentives expenses, as a percentage of net revenue, may be impacted by the timing and magnitude of non-commissionable revenue derived from the sales of marketing materials, event tickets, and promotional items, investment in our red-carpet program, limited-time offers and the timing, magnitude and number of incentive trips and other promotional activities. From time to time, we make modifications and enhancements to our sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on commissions and incentives expenses. In fiscal year 2023, we introduced our new compensation plan, called the Evolve Compensation Plan, in four markets – the United States, Japan, Australia, and New Zealand. In fiscal year 2024, we introduced the Evolve Compensation Plan to Canada, Mexico, and Europe. In fiscal year 2025, we introduced an optimized version of the Evolve Compensation Plan to the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe and introduced the Evolve Compensation Plan in other markets, including Taiwan, Hong Kong, and Singapore. In September 2025, we received the appropriate government approval in Thailand for the Evolve Compensation Plan and intend to roll it out to Thailand in fiscal year 2027.

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

Results of Operations

For the fiscal years ended June 30, 2026 and 2025, we generated net revenue of $182.6 million and $228.5 million, respectively, recognized operating income of $6.1 million and $12.2 million, respectively, and recognized net income of $5.1 million and $9.8 million, respectively.

The following table presents certain consolidated earnings data as a percentage of net revenue for the years indicated:

	Year Ended June 30,
	2026	2025
Revenue, net	100.0%	100.0%
Cost of sales	22.4	19.6
Gross profit	77.6	80.4
Operating expenses:
Commissions and incentives	42.2	44.7
Selling, general and administrative	32.0	30.3
Total operating expenses	74.2	75.0
Operating income	3.4	5.4
Other income (expense):
Interest income, net	0.0	0.2
Other expense, net	(0.1)	(0.2)
Total other expense	(0.1)	0
Income before income taxes	3.3	5.4
Income tax expense	(0.5)	(1.1)
Net income	2.8%	4.3%

Comparison of Fiscal Years Ended June 30, 2026 and 2025

Net Revenue. We generated net revenue of $182.6 million and $228.5 million during the fiscal years ended June 30, 2026 and 2025, respectively. During fiscal year 2026, revenue declined across our product categories and our total Active Accounts decreased by 21.2%. Total revenue from the MindBody GLP-1 System®, including the product when sold as part of a bundle, decreased to $22.5 million for the fiscal year ended June 30, 2026 compared to $40.8 million for the prior year. In addition, revenue from TrueScience® products decreased $10.9 million, revenue from Protandim® products decreased $13.3 million, and revenue from products within most of our other product lines also decreased year over year. These decreases were partially offset by $9.1 million increase in revenue from our P84 System, which was acquired as part of our acquisition of assets from LoveBiome. In fiscal year 2026, foreign currency fluctuations positively impacted our net revenue $0.2 million or 0.1%.

Americas. The following table sets forth revenue for the fiscal years ended June 30, 2026 and 2025 for the Americas region (in thousands):

	Year Ended June 30,
	2026	2025	% change
United States	$135,404	$178,442	(24.1)%
Other	7,312	7,281	0.4%
Americas Total	$142,716	$185,723	(23.2)%

Revenue in the Americas region for the fiscal year ended June 30, 2026 decreased $43.0 million, or 23.2%, compared to the prior year. Total Active Accounts decreased 24.0% in the region compared to the prior fiscal year which contributed to the decrease in revenue. The decrease in revenue and Active Accounts was due primarily to the decreased sales of our MindBody GLP-1 System®. Total revenue related to the sale of our MindBody GLP-1 System® in the Americas region for the fiscal year ended June 30, 2026 was $17.6 million compared to $38.2 million for the fiscal year ended June 30, 2025. Revenue in the Americas regions was also impacted by a decrease in revenue from TrueScience® Liquid Collagen, which decreased approximately $7.3 million for the fiscal year ended June 30, 2026 compared to fiscal year ended June 30, 2025. Offsetting the decreases in revenue in the Americas region were $8.0 million in sales of the P84 System and the positive impacts of foreign currency of $0.3 million.

Asia/Pacific & Europe. The following table sets forth revenue for the fiscal years ended June 30, 2026 and 2025 for the Asia/Pacific and Europe region and its principal markets (in thousands):

	Year Ended June 30,
	2026	2025	% change
Japan	$24,148	$25,394	(4.9)%
Europe	5,434	4,213	29.0%
Australia & New Zealand	5,233	6,494	(19.4)%
Other Asia/Pacific	5,055	6,706	(24.6)%
Asia/Pacific & Europe Total	$39,870	$42,807	(6.9)%

Revenue in the Asia/Pacific and Europe region for the fiscal year ended June 30, 2026 decreased $2.9 million, or 6.9%, compared to the prior year. Revenue in the region was negatively impacted approximately $0.1 million, or 0.2%, by foreign currency exchange rate fluctuations.

Revenue in our Japan market decreased 4.9% year over year on a U.S. Dollar basis and decreased 1.7% on a constant currency basis. Total revenue related to the sale of our MindBody GLP-1 System® in Japan for the year ended June 30, 2026 was $2.1 million compared to $1.3 million for the year ended June 30, 2025. The increase in revenue related to our MindBody GLP-1 System® was offset by a decrease in sales of TrueScience® Liquid Collagen, which decreased by $0.7 million for the fiscal year ended June 30, 2026 compared to the prior year. During the fiscal year ended June 30, 2026, the Japanese Yen, on average, weakened against the U.S. Dollar, negatively impacting our revenue in this market by $0.8 million or 3.2%.

Revenue in our Europe region increased $1.2 million, or 29.0%, year over year primarily due to the launch of the Iceland and Portugal markets during the fiscal year ended June 30, 2026. Revenue in the Europe region was positively impacted approximately $0.4 million or 8.6%, by foreign currency exchange rate fluctuations.

Revenue in our Australia and New Zealand markets decreased $1.3 million, or 19.4%, during fiscal year 2026. The decrease in revenue in these markets primarily resulted from a 29.0% decrease in the number of Active Accounts.

The decline in revenue in our other markets was driven by a decrease in revenue from the Philippines as we closed that market in June 2025. Revenue from our Philippines market was $1.4 million during fiscal year 2025.

Cost of Sales. Cost of sales were $41.0 million for the fiscal year ended June 30, 2026, and $44.9 million for the fiscal year ended June 30, 2025, resulting in a gross margin of $141.6 million, or 77.6%, and $183.7 million, or 80.4%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to increased inventory obsolescence costs, primarily from our MindBody GLP-1 System®, and a shift in product mix during the fiscal year ended June 30, 2026.

Commissions and Incentives. Commissions and incentives expenses for the fiscal year ended June 30, 2026 were $77.1 million or 42.2% of revenue compared to $102.3 million or 44.7% of revenue for the fiscal year ended June 30, 2025. The decrease in commissions as a percentage of revenue compared to the prior fiscal year is primarily due changes in the sales mix between our independent consultants and customers and lower qualifications within existing promotional and incentive programs.

Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on the timing of incentive trips and events and the timing and magnitude of compensation, incentive, and promotional programs.

Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended June 30, 2026 were $58.4 million or 32.0% of revenue compared to $69.2 million or 30.3% of revenue for the fiscal year ended June 30, 2025. The increase in selling, general, and administrative expenses as a percentage of revenue during fiscal year 2026 primarily was due to an overall decrease in sales during the current fiscal year. The increase was partially offset by decreases in the variable portion of employee related compensation expenses.

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

Interest Income. Interest income, net, was $0.2 million and $0.4 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Other Expense, Net. We recognized other expense, net, for the fiscal year ended June 30, 2026 of $0.2 million as compared to $0.4 million for the fiscal year ended June 30, 2025. Other expense, net, primarily consists of the impact of foreign currency fluctuations recognized during the fiscal year.

Income Tax Expense. Our income tax expense for the fiscal year ended June 30, 2026 was $1.0 million as compared to $2.4 million for the fiscal year ended June 30, 2025.

The effective tax rate was 16.4% of pre-tax income for the fiscal year ended June 30, 2026, compared to 19.9% for the fiscal year ended June 30, 2025. The decrease in the effective tax rate for fiscal year 2026 compared to the prior year is mainly due to the impact of permanent items in relation to pre-tax income.

Our provision for income taxes for the fiscal year ended June 30, 2026 consisted primarily of federal, state, and foreign tax on anticipated fiscal year 2026 income which was partially offset by tax benefits. We expect our effective rate to fluctuate in future periods based on the impact of permanent items in relation to pre-tax income.

Net Income. As a result of the foregoing factors, net income for the fiscal year ended June 30, 2026 decreased to $5.1 million compared to $9.8 million for the fiscal year ended June 30, 2025.

Comparison of Fiscal Years Ended June 30, 2025 and 2024

For a discussion of our results of operations for the fiscal year 2025 compared with fiscal year 2024, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 4, 2025.

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

At June 30, 2026, our cash and cash equivalents were $14.9 million. This represented a decrease of $5.3 million from the $20.2 million in cash and cash equivalents as of June 30, 2025.

During the fiscal year ended June 30, 2026, our net cash provided by operating activities was $10.2 million as compared to $11.9 million during the fiscal year ended June 30, 2025. The decrease in cash provided by operating activities during the fiscal year ended June 30, 2026 primarily was due to a decrease in net income and payment of employee related incentive compensation and incentive trip expenses, previously accrued at June 30, 2025. These decreases were offset by changes in inventory and deposits on future events.

During the fiscal year ended June 30, 2026, our net cash used in investing activities was $7.3 million, as a result of the acquisition of the critical assets of LoveBiome in October 2025 and purchase of fixed assets, primarily from investing in a new e-commerce platform. During the fiscal year ended June 30, 2025, our net cash used in investing activities was $1.4 million, which was attributable to purchases of fixed assets, primarily from investing in changes to our Evolve Compensation Plan and Rewards Circle loyalty program through software, website, and mobile application development.

Cash used in financing activities during the fiscal year ended June 30, 2026 was $7.8 million, as a result of the repurchase of company stock, payment of quarterly cash dividends, and payment of tax withholding related to shares canceled upon vesting of employee equity awards, partially offset by proceeds from purchases of company stock under our employee stock purchase plan. Cash used in financing activities during the fiscal year ended June 30, 2025 was $7.6 million, as a result of the repurchase of company stock, payment of quarterly cash dividends, and payment of tax withholding related to shares canceled upon vesting of employee equity awards, partially offset by proceeds from purchases of company stock under our employee stock purchase plan.

At June 30, 2026 and 2025, the total amount of our foreign subsidiary cash was $6.4 million and $6.4 million, respectively. Under current U.S. tax law, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.

At June 30, 2026, we had working capital (current assets minus current liabilities) of $18.1 million compared to working capital of $23.7 million at June 30, 2025. The decrease in working capital primarily was due to decreases in cash, inventory, and prepaid expenses and increases in accounts payable, partially offset by decreases in commissions payable and other accrued expenses. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility, however, contains covenants that in certain circumstances restrict our ability to incur additional indebtedness, make certain investments, purchase or otherwise acquire all or substantially all the assets or equity interests of other companies, or transfer any part of the business. Additionally, our 2024 Credit Facility provides for a line of credit in an aggregate principal amount up to $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.

Capital Resources

Shelf Registration Statement

On March 10, 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf Registration”) with the SEC that was declared effective on March 20, 2026, which permits us to offer up to $75 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our 2026 Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies, or businesses.

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

On September 22, 2025, we entered into an amendment to the Loan Agreement, which amended the 2024 Credit Facility (“Amendment No. 1”) to allow the proceeds from the credit facility to be also used for permitted acquisitions. On September 22, 2025, we also entered into a collateral assignment of, and grant of security interest in, the LoveBiome assets purchased by us.

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

As of June 30, 2026, there was no outstanding balance under the 2024 Credit Facility.

Commitments and Obligations

Please refer to Note 16 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2026.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the framework included in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on that evaluation, our management has concluded that internal control over financial reporting was effective as of June 30, 2026.

Auditor’s Attestation Report on Internal Control Over Financial Reporting

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B — OTHER INFORMATION

During the quarter ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

On August 24, 2026, Cynthia Latham, a member of the Company’s Board of Directors, informed the Board that she has decided not to stand for re-election as a director at the Company’s fiscal 2027 annual meeting of stockholders (the “Fiscal 2027 Annual Meeting”), expected to be held on or about November 5, 2026, and to retire from the Board of Directors and any committees thereof effective when her term expires at the Fiscal 2027 Annual Meeting. Ms. Latham’s decision not to stand for re-election was due to family circumstances that require her attention and not the result of any disagreements with the Company on matters related to its operations, policies or practices.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our fiscal year 2027 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

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

Exhibits

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, the Annual Report on Form 10-K.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws	Exhibit 3.1 to Form 8-K filed with the SEC on August 15, 2019.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company	Exhibit 3.1 to Form 8-K filed with the SEC on August 31, 2023.

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant, filed November 18, 2024	Exhibit 3.1 to Form 8-K filed with the SEC on November 19, 2024.

4.1	Form of Common Stock Certificate	Exhibit 4.1 to Form 8-K filed with the SEC on March 13, 2018.

4.2	Description of Capital Stock	Exhibit 4.2 to Form 10-K filed with the SEC on August 23, 2022.

4.3	Rights Agreement, dated as of August 30, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to Form 8-K filed with the SEC on August 31, 2023

10.1	Cooperation Agreement, dated February 14, 2024, by and among the Company, the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto	Exhibit 10.1 to Form 8-K filed with the SEC on February 15, 2024.

10.2#	LifeVantage Sales Compensation Plan	Exhibit 10.1 to Form 10-K filed with the SEC on August 23, 2022.

10.2.1#	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

10.2.2#	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.2.3#	Evolve Compensation Plan (United States), as amended on November 1, 2024	Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.4#	Evolve Compensation Plan (Australia), as amended on November 1, 2024	Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.5#	Evolve Compensation Plan (New Zealand), as amended on November 1, 2024	Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.6#	Evolve Compensation Plan (Japan), as amended on November 1, 2024	Exhibit 10.6 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.7#	Evolve Compensation Plan (Canada), as amended on November 1, 2024	Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.8#	Evolve Compensation Plan (Mexico), as amended on November 1, 2024	Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.9#	Evolve Compensation Plan (UK), as amended on November 1, 2024	Exhibit 10.9 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.10#	Evolve Compensation Plan (EU), as amended on November 1, 2024	Exhibit 10.10 to Form 10-Q filed for the fiscal quarter ended December 31, 2024 filed with the SEC on February 5, 2025.

10.2.11#	Evolve Compensation Plan (Taiwan)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.2.12#	Evolve Compensation Plan (Hong Kong)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.2.13#	Evolve Compensation Plan (Singapore)	Exhibit 10.11 to Form 10-Q filed for the fiscal quarter ended March 31, 2025 filed with the SEC on May 6, 2025.

10.3#	Form of Restricted Stock Grant Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on March 27, 2017.

10.4#	Form of Stock Unit Agreement for the 2017 Long-Term Incentive Plan	Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on March 27, 2017.

10.5#	LifeVantage Corporation 2019 Employee Stock Purchase Plan, as amended	Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2024.

10.6	Form of Indemnification Agreement	Exhibit to 99.1 to Form 8-K filed with the SEC on March 13, 2018.

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

10.7#	Form of Key Executive Benefits Agreement	Exhibit 10.09# to Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 28, 2024.

10.8	Loan Agreement, dated April 12, 2024, by and between the Company and Bank of America, N.A.	Exhibit 10.1 to Form 8-K filed with the SEC on April 16, 2024.

10.9	Continuing and Unconditional Guaranty, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.2 to Form 8-K filed with the SEC on April 16, 2024.

10.10	Security and Pledge Agreement, dated April 12, 2024, by and among the Company, as Borrower, Lifeline Nutraceuticals Corporation, as Guarantor, and Bank of America, N.A.	Exhibit 10.3 to Form 8-K filed with the SEC on April 16, 2024.

10.11	Amendment No. 1 to Loan Agreement, dated September 22, 2025, by and between the Company and Bank of America, N.A	Filed herewith.

10.12	Lease Agreement, dated November 14, 2019, by and between Traverse Ridge Center III and the Company	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2019 with the SEC on January 28, 2020.

10.13	Lease Agreement, dated May 26, 2023, by and between Sumitomo Mitsui Trust Bank, Limited and LifeVantage Japan in US/English Format	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023.

10.14*	Commercial Supply Agreement, dated January 31, 2014, by and between the Company and Deseret Laboratories, Inc.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on May 6, 2014.

10.15*	Service Agreement, dated June 1, 2014, by and between IntegraCore, LLC and the Company	Exhibit 10.29 to Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 10, 2014.

10.16*	Commercial Supply Agreement, dated May 30, 2014, by and between the Company and Wasatch Product Development	Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 10, 2014.

10.17#**	Key Executive Benefits Agreement, dated April 15, 2026, by and between the Company and Terrence Moorehead	Filed herewith.

10.18#	Independent Contractor Consultant Agreement, dated April 15, 2026, by and between the Company and Michael Beindorff	Exhibit 10.1 to Form 8-K filed with the SEC on April 16, 2026

10.19#	Transition Agreement and General Release, dated April 15, 2026, by and between the Company and Steven Fife	Exhibit 10.2 to Form 8-K filed with the SEC on April 16, 2026

Exhibit No.	Document Description	Filed Herewith or Incorporated by Reference From

19.1	Insider Trading Policy, amended and restated on October 30, 2025	Filed herewith.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche, LLP	Filed herewith.

24.1	Power of Attorney	Signature page to this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Company Policy for the Recovery of Erroneously Awarded Compensation (Clawback Policy)	Exhibit 97.1 to Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 28, 2024.

101

The following financial information from the registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

**

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the Registrant treats as private or confidential.

***

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

LIFEVANTAGE CORPORATION

By:	/s/ Terrence Moorehead
Terrence Moorehead
President and Chief Executive Officer
Date:	August 27, 2026

By:	/s/ Carl A. Aure
Carl A. Aure
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 27, 2026

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

Signature	Date	Title

/s/ Terrence Moorehead	August 27, 2026	President and Chief Executive Officer (Principal Executive Officer)
Terrence Moorehead

/s/ Raymond B. Greer	August 27, 2026	Chairman of the Board
Raymond B. Greer

/s/ Rajendran Anbalagan	August 27, 2026	Director
Rajendran Anbalagan

/s/ Michael A. Beindorff	August 27, 2026	Director
Michael A. Beindorff

/s/ Dayton Judd	August 27, 2026	Director
Dayton Judd

/s/ Cynthia Latham	August 27, 2026	Director
Cynthia Latham

/s/ Darwin K. Lewis	August 27, 2026	Director
Darwin K. Lewis

LIFEVANTAGE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LifeVantage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LifeVantage Corporation and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Income Tax Expense-US Jurisdiction – Refer to Notes 2 and 12 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the calculation of U.S income tax expense, including the interpretation and application of tax laws in the U.S. included the following:

•
Tested the effectiveness of controls over the calculation of the income tax expense, including management’s controls over the application of tax laws in the U.S.
•
Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.
•
Evaluated the Company's U.S. income tax expense calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the Federal and state taxing jurisdictions based on the Company's structure, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax expense calculation.
•
With the assistance of our income tax specialists, we evaluated management's application of relevant tax laws to its legal entity structure and the effect on the Company's U.S. income tax expense, including the Company's calculations of current period income tax expense, by examining and evaluating management's income tax calculations and assessing the Company's compliance with tax laws.
•
With the assistance of our income tax specialists, we evaluated management’s consideration of tax requirements in the U.S. tax jurisdiction in which the Company operates.

/s/Deloitte & Touche LLP

Salt Lake City, Utah

August 27, 2026

We have served as the Company's auditor since 2023.

PART I. Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$14,920	$20,201
Accounts receivable	2,990	3,294
Income tax receivable	1,386	635
Inventory, net	16,167	20,669
Prepaid expenses and other	2,834	6,095
Total current assets	38,297	50,894
Property and equipment, net	7,310	6,207
Right-of-use assets	6,715	8,041
Intangible assets, net	3,058	245
Goodwill	465	—
Deferred income tax asset	5,629	5,970
Other long-term assets	637	601
TOTAL ASSETS	$62,111	$71,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,156	$4,600
Commissions payable	5,724	7,237
Lease liabilities	1,935	1,867
Other accrued expenses	7,412	13,513
Total current liabilities	20,227	27,217
Long-term lease liabilities	7,933	9,811
Other long-term liabilities	362	289
Total liabilities	28,522	37,317
Commitments and contingencies - Note 16
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,518 and 12,429 issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	1	1
Additional paid-in capital	138,924	139,962
Accumulated deficit	(103,462)	(104,147)
Accumulated other comprehensive loss	(1,874)	(1,175)
Total stockholders’ equity	33,589	34,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,111	$71,958

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended June 30,
	2026	2025
(In thousands, except per share data)
Revenue, net	$182,586	$228,530
Cost of sales	40,973	44,864
Gross profit	141,613	183,666
Operating expenses:
Commissions and incentives	77,094	102,260
Selling, general and administrative	58,419	69,207
Total operating expenses	135,513	171,467
Operating income	6,100	12,199
Other income (expense):
Interest income, net	164	431
Other expense, net	(198)	(387)
Total other income (expense)	(34)	44
Income before income taxes	6,066	12,243
Income tax expense	(994)	(2,438)
Net income	$5,072	$9,805
Net income per share:
Basic	$0.40	$0.80
Diluted	$0.40	$0.75
Weighted-average shares outstanding:
Basic	12,534	12,251
Diluted	12,702	12,987
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(699)	$741
Other comprehensive income (loss), net of tax	(699)	741
Comprehensive income	$4,373	$10,546

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
(In thousands)
Balances, June 30, 2024	12,510	$1	$136,644	$(108,738)	$(1,916)	$25,991
Stock-based compensation	—	—	5,702	—	—	5,702
Common stock issued under equity award plans	376	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(202)	—	(2,664)	—	—	(2,664)
Repurchase of company stock	(299)	—	—	(3,147)	—	(3,147)
Common stock issued under employee stock purchase plan	44	—	280	—	—	280
Cash dividends	—	—	—	(2,067)	—	(2,067)
Currency translation adjustment	—	—	—	—	741	741
Net income	—	—	—	9,805	—	9,805
Balances, June 30, 2025	12,429	$1	$139,962	$(104,147)	$(1,175)	$34,641
Stock-based compensation	—	—	2,346	—	—	2,346
Common stock issued under equity award plans	703	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(300)	—	(3,616)	—	—	(3,616)
Forfeited restricted stock awards	(13)	—	—	—	—	—
Repurchase of company stock	(336)	—	—	(2,043)	—	(2,043)
Common stock issued under employee stock purchase plan	35	—	232	—	—	232
Cash dividends	—	—	—	(2,344)	—	(2,344)
Currency translation adjustment	—	—	—	—	(699)	(699)
Net income	—	—	—	5,072	—	5,072
Balances, June 30, 2026	12,518	$1	$138,924	$(103,462)	$(1,874)	$33,589

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2026	2025
(In thousands)
Cash Flows from Operating Activities:
Net income	$5,072	$9,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,773	3,156
Stock-based compensation	2,346	5,702
Non-cash operating lease expense	1,389	1,440
Loss (gain) on disposal of assets	7	(4)
Amortization of debt discount	39	32
Allowance for inventory obsolescence	2,721	—
Change in fair value of earnout consideration	(400)	—
Deferred income tax	400	(1,703)
Changes in operating assets and liabilities:
Accounts receivable	200	(242)
Income tax receivable	(751)	(322)
Inventory, net	2,019	(5,216)
Prepaid expenses and other	3,225	(3,603)
Other long-term assets	(85)	72
Accounts payable	588	(1,295)
Income tax payable	146	(201)
Other accrued expenses	(7,278)	6,037
Lease liabilities	(1,868)	(1,843)
Other liabilities	(302)	63
Net Cash Provided by Operating Activities	10,241	11,878
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	4
Cash paid for business combination	(3,743)	—
Purchase of property and equipment	(3,571)	(1,371)
Net Cash Used in Investing Activities	(7,314)	(1,367)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	2,500	—
Principal payments of revolving credit facility	(2,500)	—
Payment of deferred financing fees	(12)	—
Repurchase of company stock	(2,043)	(3,147)
Payment of cash dividends	(2,344)	(2,067)
Shares canceled or surrendered as payment of tax withholding and other	(3,616)	(2,664)
Proceeds from common stock issued under employee stock purchase plan	232	280
Net Cash Used in Financing Activities	(7,783)	(7,598)
Foreign Currency Effect on Cash	(425)	402
Increase (Decrease) in Cash and Cash Equivalents:	(5,281)	3,315
Cash and Cash Equivalents — beginning of period	20,201	16,886
Cash and Cash Equivalents — end of period	$14,920	$20,201
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11	$2
Cash paid for income taxes	$995	$4,918

The accompanying notes are an integral part of these consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

LifeVantage Corporation (the “Company” or “we” or “our” or “us”) is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland, and Portugal. The Company closed its market in the Philippines in June 2025 and closed its markets in Hong Kong and Singapore in May 2026. The Company also sells its products in a number of countries to consumers for personal consumption only.

The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, gut health products, skin and hair care products and nootropics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, its LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic, and Carb Block dietary supplements. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, its nootropic and energy/hydration drink mixes; and the P84 System, which was acquired from LoveBiome in connection with the Company's October 2025 acquisition.

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

Concentration of Credit Risk

Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At June 30, 2026, the Company had $12.4 million in cash accounts at one financial institution and $2.5 million in accounts at other financial institutions. At June 30, 2025, the Company had $17.0 million in cash accounts at one financial institution and $3.2 million in accounts at other financial institutions. As of June 30, 2026 and 2025 and during the periods then ended, the Company’s cash balances exceeded federally insured limits.

Accounts Receivable

The Company’s accounts receivable for the fiscal years ended June 30, 2026 and 2025 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of June 30, 2026 and 2025 is not necessary. There was no bad debt expense for the fiscal years ended June 30, 2026 and 2025.

Inventory

Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method. To estimate any necessary adjustments, various assumptions are made regarding excess or slow-moving inventories, expiration dates, current and future product demand, and market conditions. If future demand and market conditions are less favorable than the Company's assumptions, additional inventory adjustments could be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Years
Equipment	3 - 5
Furniture and fixtures	5
Vehicles	5

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

Goodwill and Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Finite-lived intangible assets are stated at cost less accumulated amortization. Finite-lived intangible assets are amortized over their related useful lives, using a straight-line method, consistent with the underlying expected future cash flows related to the specific intangible asset. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Annual impairment tests on intangible assets were completed for the fiscal years ended June 30, 2026 and 2025, resulting in no impairment charges.

Impairment of Long-Lived Assets

Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. For the fiscal years ended June 30, 2026 and 2025, management has concluded that there are no indications of impairment.

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

Research and Development Costs

The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the fiscal years ended June 30, 2026 and 2025 were $1.0 million and $1.4 million, respectively.

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

For the fiscal years ended June 30, 2026 and 2025, the effects of approximately 0.1 million and 30,000 common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Year ended June 30,
	2026	2025
Numerator:
Net income	$5,072	$9,805
Denominator:
Basic weighted-average common shares outstanding	12,534	12,251
Effect of dilutive securities:
Stock awards and options	168	736
Diluted weighted-average common shares outstanding	12,702	12,987
Net income per share, basic	$0.40	$0.80
Net income per share, diluted	$0.40	$0.75

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning July 1, 2025. The Company adopted this standard prospectively and included the additional required disclosures for the fiscal year ended June 30, 2026. See Note 12 - Income Taxes for further information.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. (“ASU 2025-06”). The amendments in this ASU are intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, the amendments require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. The Company has elected to early adopt ASU 2025-06 for the current fiscal year and transitioned using the prospective transition approach.

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

The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block dietary supplements, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, AXIO® nootropic and energy/hydrate drink mixes, and the P84 System formulated to regulate, repair, and restore gut health. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.

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

In December 2025, the Company introduced an annual fee for independent consultants in certain markets that includes access to the lowest price on products, commissions management, training resources, back-office reporting, and support tools. Revenue is recognized on a straight-line basis over the twelve month period following payment of the annual fee. Unrecognized revenue is recorded as deferred revenue.

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

Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities, each less than twelve months, was $1.1 million and $0.7 million as of June 30, 2026 and 2025, respectively. The contract liabilities impact to revenue for the fiscal years ended June 30, 2026 and 2025 was a decrease of $0.4 million and an increase of $0.2 million, respectively.

Sales Returns and Allowances

Estimated returns are recorded when product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of June 30, 2026 and 2025, the Company’s return liability reserve, net was $0.2 million and $0.2 million, respectively.

Reserves for sales returns consist of the following (in thousands):

	Year ended June 30,
	2026	2025
Beginning balance	$237	$133
Additions	2,385	2,759
Returns	(2,449)	(2,655)
Ending balance	$173	$237

Note 4 — Inventory

Inventories consist of (in thousands):

	June 30, 2026		June 30, 2025
Finished goods	$11,962	74.0%	$17,739	85.8%
Raw materials	4,205	26.0%	2,930	14.2%
Total inventory	$16,167	100.0%	$20,669	100.0%

Reserves of inventories consist of the following (in thousands):

	Year ended June 30,
	2026	2025
Beginning balance	$466	$1,301
Additions	3,307	214
Write-offs	(634)	(1,049)
Ending balance	$3,139	$466

Note 5 — Property and Equipment, Net

Property and equipment, net consist of (in thousands):

	June 30,
	2026	2025
Equipment (includes computer hardware and software)	$20,436	$16,998
Furniture and fixtures	1,467	1,469
Leasehold improvements	5,045	5,101
Vehicles	51	51
Accumulated depreciation	(19,689)	(17,412)
Total property and equipment, net	$7,310	$6,207

Depreciation expense totaled $2.4 million and $3.1 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Note 6 — Intangible Assets, Net

Intangible assets, net consist of (in thousands):

	June 30,
	2026	2025
Trade name	$700	$—
Know-how	300	—
Consultant sales force	2,200	—
Accumulated amortization	(387)	—
	2,813	—

Trademarks and other indefinite-lived intangible assets	245	245
Total intangible assets, net	$3,058	$245

Amortization expense totaled $0.4 million and $0.1 million for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the remaining weighted-average amortization period for finite-lived intangible assets is 5.7 years.

Annual amortization expense expected for each of the five succeeding fiscal years is as follows (in thousands):

Year ended June 30,	Amount
2027	$514
2028	514
2029	514
2030	514
2031	364
Thereafter	393
Total	$2,813

Note 7 — Other Accrued Expenses

Other accrued expenses consist of (in thousands):

	June 30,
	2026	2025
Accrued incentive compensation	$596	$5,325
Accrued severance	3	5
Other taxes payable	1,693	2,189
Accrued payable to vendors	810	459
Deferred revenue	1,148	711
Accrued incentives and promotions to consultants	1,590	3,284
Accrued other expenses	1,572	1,540
Total other accrued expenses	$7,412	$13,513

Note 8 — Long-Term Debt

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

On September 22, 2025, the Company entered into an amendment to the Loan Agreement, which amended the 2024 Credit Facility (“Amendment No. 1”) to allow proceeds from the credit facility to be also used for permitted acquisitions. On September 22, 2025, the Company also entered into a collateral assignment of, and grant of security interest in, the LoveBiome assets purchased by the Company.

In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of June 30, 2026, the effective interest rate is 5.68%.

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

As of June 30, 2026, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of June 30, 2026, there was no balance outstanding on the 2024 Credit Facility.

Note 9 — Stockholders’ Equity

During the fiscal years ended June 30, 2026 and 2025, the Company issued 0.7 million and 0.4 million shares of common stock, respectively, under Company stock plans. During the fiscal years ended June 30, 2026 and 2025, 0.3 million and 0.2 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards. During the fiscal years ended June 30, 2026 and 2025, the Company issued zero shares of common stock upon the exercise of stock options.

In January 2026, the Company’s board of directors (the “Board of Directors”) approved a new stock repurchase program, which replaced the Company’s previous stock repurchase program in its entirety to repurchase up to $60.0 million in shares of common stock through December 31, 2027. During the fiscal years ended June 30, 2026 and 2025, the Company purchased 0.3 million and 0.3 million shares of common stock at an aggregate price of $2.0 million and $3.1 million, respectively, under the applicable repurchase program. At June 30, 2026, there was $58.5 million remaining under the new stock repurchase program.

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

In general, the rights would have become exercisable following a public announcement that a person had acquired 12% (or, in the case of passive investors, 20%) or more of the outstanding shares of the Company’s common stock. If a person became an acquiring person, each holder of rights (except the acquiring person) would have had the right to purchase, for the purchase price, a number of shares of the Company’s common stock at a 50% discount to the then-current trading price. Rather than allowing the rights to be exercised in those circumstances, the Board of Directors could exchange each right, other than the rights owned by the acquiring person, for a share of the Company’s common stock. The agreement provided for exceptions and additional terms for other certain situations and circumstances.

The Rights Plan was intended to protect the interests of LifeVantage and its stockholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expired on August 28, 2024. There was no impact to the Company’s Consolidated Financial Statements.

The Company’s Certificate of Incorporation authorizes the designation and issuance of preferred stock. However, as of June 30, 2026, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.

Dividends

The Company paid quarterly cash dividends of $0.045 per share of common stock to stockholders of record in September 2025, December 2025 and March 2026, and $0.05 per share of common stock to stockholders of record in June 2026 which were in the aggregate amount of $2.3 million, or $0.185 per share of common stock for the fiscal year ended June 30, 2026.

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

Note 10 — Stock-Based Compensation

Long-Term Incentive Plans

Equity-Settled Plans

The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial number of shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022, November 2023, and November 2025, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, 1,138,000, and 400,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of June 30, 2026, an aggregate of 5,505,000 shares of the Company’s common stock were authorized to be issued under the 2017 Plan, which includes up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.

As of June 30, 2026, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.

Employee Stock Purchase Plan

General. The Company’s 2019 ESPP was adopted by the Board of Directors in September 2018 and approved by the Company’s stockholders in November 2018. In August 2024, the Board of Directors approved an amendment to the 2019 ESPP to increase the share reserve thereunder by 0.4 million shares, which amendment and increase was approved by the Company’s stockholders in November 2024. The 2019 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of June 30, 2026, 0.4 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

During the fiscal years ended June 30, 2026 and 2025, approximately 35,000 and 44,000 shares of common stock were issued under the 2019 ESPP, respectively.

Stock-Based Compensation

In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the fiscal years ended June 30, 2026 and 2025, stock-based compensation of $2.3 million and $5.7 million, respectively, was reflected as an increase to additional paid in capital. At June 30, 2026, there was $1.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2017 Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over a weighted-average period of 1.68 years.

Stock Options

There were no stock option grants during the fiscal years ended June 30, 2026 and 2025. The following is a summary of stock option activity for the fiscal years ended June 30, 2026 and 2025:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2024	72	$4.44

Granted	—	—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	—	—
Outstanding at June 30, 2025	72	4.44

Granted	—	—
Exercised	—	—		$—
Forfeited	—	—
Expired or Canceled	—	—
Outstanding at June 30, 2026	72	4.44	1.59	$129
Exercisable at June 30, 2026	72	$4.44	1.59	$129

Restricted Stock Awards

The following is a summary of restricted stock award activity during the fiscal years ended June 30, 2026 and 2025:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2024	392	$4.74

Granted	58	$13.54
Vested	(294)	4.77
Forfeited	—	—
Nonvested at June 30, 2025	156	7.92

Granted	81	$6.75
Vested	(143)	8.19
Forfeited	(13)	4.89
Nonvested at June 30, 2026	81	6.75

The total vesting date fair value of restricted shares that vested during the fiscal years ended June 30, 2026 and 2025 was $1.3 million and $4.4 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock units activity during the fiscal years ended June 30, 2026 and 2025:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2024	337	$4.86

Granted	224	$10.08
Vested	(224)	4.87
Forfeited	(47)	6.12
Nonvested at June 30, 2025	290	8.68

Granted	243	$9.95
Vested	(160)	7.46
Forfeited	(153)	11.82
Nonvested at June 30, 2026	220	8.78

The total vesting date fair value of restricted stock units that vested during the fiscal years ended June 30, 2026 and 2025 was $1.6 million and $2.6 million, respectively.

Performance Restricted Stock Units

During the fiscal years ended June 30, 2026 and 2025, the Company awarded performance restricted stock units (the “FY 2026 PRSUs” and “FY 2025 PRSUs,” respectively) to certain employees (the “Recipients”). Each performance restricted stock unit represents a contingent right for the Recipients to receive a distribution of shares of common stock of the Company equal to 0% to 200% of the target number of performance restricted stock units subject to the award. The actual number of shares distributed will be based on the Company’s achievement of specified financial performance metrics. For FY 2026 PRSUs, the performance period for one-third of the FY 2026 PRSUs ended on June 30, 2026, the performance period for one-third of the FY 2026 PRSUs ends on June 30, 2027, and the performance period for the remaining one-third of the FY 2026 PRSUs ends on June 30, 2028. For FY 2025 PRSUs, the performance period for 50% of the FY 2025 PRSUs ended on June 30, 2025, the performance period for 30% of the FY 2025 PRSUs ended on June 30, 2026, and the performance period for the remaining 20% of the FY 2025 PRSUs ends on June 30, 2027.

The financial performance metrics for the fiscal year ended June 30, 2026, were deemed achieved at the 0% achievement level. The financial performance metrics for the fiscal year ended June 30, 2025, were deemed achieved at the 200% achievement level. The FY 2026 PRSUs and FY 2025 PRSUs will vest only to the extent the specified financial performance criteria are achieved and subject to the Recipient’s continued service with the Company, as follows: (i) a portion of the earned award will vest on the first anniversary of the grant date and (ii) an additional portion of the earned award will vest thereafter in a series of quarterly installments. The fair values of the performance restricted stock units are based on the grant date fair value which is the closing price of the Company's common stock on the date of grant.

The following is a summary of performance restricted stock units activity during the fiscal years ended June 30, 2026 and 2025:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2024	284	$4.62

Granted (1)	509	$8.30
Vested	(94)	4.24
Forfeited	(45)	6.67
Nonvested at June 30, 2025	654	7.40

Granted	189	$12.47
Vested	(462)	7.25
Forfeited	(305)	9.87
Nonvested at June 30, 2026	76	10.95

(1) Includes shares added based on achievement of performance goals in excess of target.

The total vesting date fair value of performance restricted stock units that vested during the fiscal years ended June 30, 2026 and 2025 was approximately $6.1 million and $1.1 million, respectively.

Note 11 — Other Expense, Net

Other expense, net consists of the following (in thousands):

	Year ended June 30,
	2026	2025
Foreign currency transaction loss, net	$(200)	$(380)
Other income (expense), net	2	(7)
Total other expense, net	$(198)	$(387)

Note 12 — Income Taxes

The income tax expense consists of the following (in thousands):

	Year ended June 30,
	2026	2025
Income before income taxes:
Domestic	$4,971	$10,397
International	1,095	1,846
	$6,066	$12,243
Current taxes:
Federal	$(127)	$2,925
State	141	708
Foreign	603	491
Total current income tax provision	$617	$4,124
Deferred taxes:
Federal	$519	$(1,464)
State	86	(341)
Foreign	(228)	119
Total deferred income tax expense	$377	$(1,686)
Net income tax provision	$994	$2,438

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the fiscal year ended June 30, 2026. The effective income tax rate for the fiscal year ended June 30, 2026 differs from the U.S. Federal statutory income tax rate due to the following:

	Year ended June 30, 2026
Federal statutory income tax rate	$1,274	21.0%
Domestic state and local income taxes, net of federal effect(1)	214	3.5%
Foreign tax rate differential	54	0.9%

Non-taxable and non-deductible items
Meals and entertainment	95	1.6%
Section 162(m) - Excess officer's compensation	137	2.2%
Excess tax benefits on stock compensation	(250)	(4.1)%
Other items, net	207	3.4%
Total	189	3.1%

Tax credits
Research and development credit	(555)	(9.2)%
Foreign tax credit	(50)	(0.8)%
Total	(605)	(10.0)%

Cross-border tax laws, net	(131)	(2.1)%

Change in valuation allowance	(1)	-%

Worldwide changes in unrecognized tax benefits	—	-%

Net income tax provision	$994	16.4%

(1) The states making up 50% of the effect on the tax rate from state and local income tax effects are CA, MN, NE, TX, and UT.

The effective income tax rate for the fiscal year ended June 30, 2025 differs from the U.S. Federal statutory income tax rate is due to the following, based on the required disclosure prior to the adoption of ASU 2023-09:

Year ended June 30, 2025
Federal statutory income tax rate	21.0%
State income taxes, net of federal benefits	3.4%
Foreign tax rate difference	(0.4)%
Tax return to provision true-up	0.4%
Limit on future stock compensation due to 162(m)	4.0%
Foreign withholding tax	0.8%
Other differences	0.7%
Revalue of deferred for change in federal tax rate	0.0%
Permanent differences:
— stock-based compensation	(6.2)%
— current year section 162(m) limitation	0.9%
— foreign derived intangible income deduction	(1.4)%
— tax credits	(4.8)%
— meals and entertainment	0.6%
— removal of additional permanent reinvestment assertions	0.6%
— change in uncertain tax positions	(0.4)%
— accrual for foreign tax audits	0.4%
— other permanent differences	0.7%
Change in valuation allowance	(0.4)%
Net income tax provision	19.9%

The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended June 30, 2026 and have included the following table as a result of the adoption, which presents income taxes paid (net of refunds received) for the fiscal year ended June 30, 2026 (in thousands):

Year ended June 30, 2026
US Federal	$497

Domestic state and local	240

Foreign
Mexico	166
Australia	(87)
Japan	129
Other	50
Total	258

Total	$995

The components of the deferred tax assets and liabilities as of June 30, 2026 and 2025 are as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets
Federal, state, and foreign net operating loss carryovers	$218	$234
Stock option compensation	332	628
Section 174 costs	3,099	2,798
Lease liability	2,538	2,798
Accrued vacation, allowance for returns, bonuses and other	2,849	2,819
Gross deferred tax asset	$9,036	$9,277

Deferred tax liabilities:
Patents and trademarks	$(27)	$(16)
Property & equipment	(170)	(239)
Right of use asset	(1,739)	(1,942)
Other	(843)	(468)
Gross deferred tax liabilities	$(2,779)	$(2,665)
Less: valuation allowance	(628)	(642)
Deferred tax asset, net	$5,629	$5,970

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

The Company has been undergoing income tax audits in foreign jurisdictions. For the fiscal year ended June 30, 2025, the Company accrued a total $0.4 million related to foreign income tax audits. In fiscal year 2025, the Company made payments or deemed payments totaling $0.4 million related to these foreign income tax audits. The Company also increased the amount of the UTP relating to the prior year to reflect the actual payments that were made. The UTP related to foreign tax audits is zero for the fiscal years ended June 30, 2026 and 2025. The Company does not have any other foreign tax audits underway as of June 30, 2026.

The change in the liability for uncertain tax positions were as follows (in thousands):

	Year ended June 30,
	2026	2025
Beginning balance	$—	$389
Gross increases - tax positions in prior year	—	51
Gross decreases - tax positions in prior year	—	(53)
Gross increases - tax positions in current year	—	—
Settlement	—	(381)
Currency adjustment	—	(6)
Ending balance	$—	$—

In fiscal year 2022, the Company removed its permanent reinvestment assertion in Japan. In fiscal year 2024, the Company removed its permanent reinvestment assertions in Taiwan and Australia and recorded the tax effects of that change. In fiscal year 2025, the Company removed its permanent reinvestment assertion on all other entities. In fiscal year 2026, the Company recorded the 986(c) adjustment related to the unrepatriated earnings. This adjustment largely reflects the significant change in the foreign currency rate between the United States and Japan on Japan's previously taxed earnings and profits ("PTEP").

The Company recorded all tax effects of these changes as discrete items. The Company has minor PTEP and most future dividends will be excluded under the United States Internal Revenue Code Section 245A. The withholding tax and state tax implications are minimal.

The change in the valuation allowance were as follows (in thousands):

	Year ended June 30,
	2026	2025
Beginning balance	$642	$720
Decreases	(14)	(78)
Ending balance	$628	$642

The change in valuation allowance during the fiscal year ended June 30, 2026 primarily related to small changes in foreign entities with full valuation allowances. The change in valuation allowance during the fiscal year ended June 30, 2025 related to a decrease in the valuation allowance on state net operating losses ("NOLs"). Due to higher projected taxable income, the Company felt it was appropriate to reduce the valuation allowance. There were also insignificant changes in other entities with full valuation allowances.

As of June 30, 2026, the Company had utilized all of its Federal NOL carry-forwards. As of June 30, 2026, state NOLs were $4.8 million and foreign NOLs were $0.3 million.

The total recognized tax benefit from settlement of stock-based awards for the fiscal years ended June 30, 2026 and 2025, was $0.2 million and $0.8 million, respectively.

The Company has reflected all changes in tax laws including the changes resulting from expiring Tax Cuts and Jobs Act provisions that were effective for the fiscal year ended June 30, 2026.

The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of June 30, 2022 through June 30, 2025.

Note 13 — Leases

The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to six years. As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.17 years and 3.29%, respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 3.17%, respectively.

The components of lease expense for the fiscal years ended June 30, 2026 and 2025, were as follows (in thousands):

	Year ended June 30,
	2026	2025
Operating lease expense
Operating lease cost	$1,742	$1,881
Variable lease cost	119	154
Short-term lease costs	6	11
Total lease expense	$1,867	$2,046

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year ended June 30,
	2026	2025
Operating cash outflows from operating leases	$2,187	$2,284
Right-of-use assets obtained in exchange for lease obligations	$176	$—

Maturity of lease liabilities at June 30, 2026 are as follows (in thousands):

Year ended June 30,	Amount
2027	$2,223
2028	2,111
2029	1,772
2030	1,817
2031	1,862
Thereafter	943
Total	10,728
Less: imputed interest	(860)
Present value of lease liabilities	$9,868

Note 14 — Segment Information

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

The following table presents the Company’s segment revenue and expenses and segment net income for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	Year ended June 30,
	2026	2025
Revenue, net	$182,586	$228,530
Cost of sales	(40,973)	(44,864)
Consultant commissions	(72,957)	(95,920)
Consultant incentives, promotions, and recognition	(4,137)	(6,340)
Labor and benefits	(26,958)	(31,216)
Stock compensation	(2,346)	(5,702)
Events	(4,065)	(3,791)
Depreciation and amortization	(2,773)	(3,156)
Credit card and bank processing fees	(5,187)	(6,694)
Other segment items(1)	(17,288)	(19,035)
Interest income	213	466
Interest expense	(49)	(35)
Income tax expense	(994)	(2,438)
Net income	$5,072	$9,805

(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.

The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	June 30, 2026	June 30, 2025
United States	$21,393	$18,446
Foreign:
Japan	1,431	1,901
Other foreign markets	280	472
Total foreign markets	1,711	2,373
Total long-lived assets	$23,104	$20,819

The Company has identified two major markets with revenues exceeding 10% of consolidated total revenue: the United States and Japan. For the fiscal years ended June 30, 2026 and 2025, there are 17 and 16 other markets, respectively, each of which individually is less than 10% of consolidated total revenue. Sales are recorded in the market in which the transaction occurred. The following table presents the Company’s revenue disaggregated by these markets (in thousands):

	Year ended June 30,
	2026	2025
United States	$135,404	$178,442
Foreign:
Japan	24,148	25,394
Other foreign markets	23,034	24,694
Total foreign markets	47,182	50,088
Total revenue, net	$182,586	$228,530

Major Products

The Company’s revenue for the fiscal years ended June 30, 2026 and 2025 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 83.3% and 87.6% of the Company’s total net revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

The following table shows revenue by product line for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	Year ended June 30,
	2026	2025
Protandim® product line	$81,989	$95,328
TrueScience® product line	37,853	48,712
LifeVantage® product line	32,258	61,327
AXIO® product line	15,006	15,312
LoveBiome® product line	9,121	—
Petandim® product line	1,961	2,117
Other(1)	4,398	5,734
Total revenue, net	$182,586	$228,530

(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.

For the fiscal year ended June 30, 2026, the Company phased out the use of PhysIQ™ and placed this product under the LifeVantage® brand. During the fiscal years ended June 30, 2026 and 2025, revenue from PhysIQ™ was $3.8 million and $5.1 million respectively, and now included in the LifeVantage® product line revenue.

Note 15 — Acquisitions

On October 1, 2025, the Company closed on the purchase of critical assets of Global Organics Merchants, LLC, dba LoveBiome (“LoveBiome”) pursuant to an asset purchase agreement between the parties. LoveBiome was a direct sales company focused on comprehensive microbiome care and wellness solutions. The acquisition is being accounted for as a business combination in accordance with ASC 805.

The Company has made an allocation of the purchase price of the business combination to the assets acquired as of the closing date. No liabilities were assumed. The following table summarizes the purchase price allocations relating to the business combination (in thousands):

Valuation
Cash consideration paid	$3,743
Earnout - current	200
Earnout - long-term	300
Total purchase price	$4,243
Assets acquired:
Inventory	$321
Other assets	257
Intangible assets	3,200
Total identifiable assets	3,778
Goodwill	$465

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

Under ASC 740, the Company is required to recognize part of the identified goodwill as deferred taxes. Therefore, the carrying value of goodwill was reduced to $465,000 and $57,000 was recorded to deferred taxes as of June 30, 2026. The total amount of goodwill expected to be deductible for tax purposes is $0.2 million.

The Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). The change in estimates resulted in a reversal $0.4 million during the fiscal year ended June 30, 2026, and is recorded in selling, general, and administrative expenses. As of June 30, 2026, the total estimated earnout was $0.1 million.

During the fiscal year ended June 30, 2026, the Company incurred approximately $0.2 million in acquisition-related costs associated with the LoveBiome transaction, which are recorded in selling, general, and administrative expenses in the Company's consolidated statements of operations.

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

Amortization expense related to acquired intangible assets was $0.4 for the fiscal year ended June 30, 2026.

Unaudited supplemental information on a pro forma basis, as if the LoveBiome transaction had been consummated on July 1, 2024, is as follows (in thousands):

	Year ended June 30,
	2026	2025
Revenue	$185,124	$237,293
Earnings	5,019	10,158

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated financial condition or statements of operations in future periods or the results that actually would have been realized had the Company and LoveBiome been a combined entity during the periods presented. These pro forma amounts have been calculated after applying the following adjustments that were directly attributable to the LoveBiome transaction:

•
The supplemental pro forma earnings for fiscal year ended June 30, 2026 were adjusted to exclude the $0.2 million in acquisition-related costs associated with the LoveBiome transaction, and instead, these costs are reflected in the pro forma earnings for the fiscal year ended June 30, 2025.
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

Total revenue related to LoveBiome consultants from the date of acquisition to June 30, 2026 was $6.3 million. Determining earnings from the date of acquisition is impracticable as LoveBiome has been fully integrated into the Company and costs are not segregated between LoveBiome and the legacy LifeVantage business.

Note 16 — Commitments and Contingencies

Contingencies

The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2026, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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

Note 17 — Related Party Transactions

On February 23, 2026, the Company entered into a Securities Purchase Agreement with a stockholder who owns more than 10% of the Company’s issued and outstanding shares, to repurchase 0.1 million shares of common stock at a price of $0.5 million in exchange for cash. All shares were received and cash was transferred as of June 30, 2026.