Form 10-Q
period 2026-09-30
Lifevantage Corp
filed 2026-11-09
CIK 849146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 6, 2026 was 12,682,221.

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

LIFEVANTAGE CORPORATION

PART I. Financial Information

Item 1. Financial Statements

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	June 30, 2026
(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,726	$14,920
Accounts receivable	1,806	2,990
Income tax receivable	933	1,386
Inventory, net	14,228	16,167
Prepaid expenses and other	3,854	2,834
Total current assets	34,547	38,297
Property and equipment, net	8,058	7,310
Right-of-use assets	6,364	6,715
Intangible assets, net	2,930	3,058
Goodwill	465	465
Deferred income tax asset	6,195	5,629
Other long-term assets	646	637
TOTAL ASSETS	$59,205	$62,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,191	$5,156
Commissions payable	4,470	5,724
Lease liabilities	1,921	1,935
Other accrued expenses	6,512	7,412
Total current liabilities	18,094	20,227
Long-term lease liabilities	7,483	7,933
Other long-term liabilities	370	362
Total liabilities	25,947	28,522
Commitments and contingencies - Note 16
Stockholders’ equity
Preferred stock — par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock — par value $0.0001 per share, 40,000 shares authorized and 12,589 and 12,518 issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	1	1
Additional paid-in capital	139,255	138,924
Accumulated deficit	(104,286)	(103,462)
Accumulated other comprehensive loss	(1,712)	(1,874)
Total stockholders’ equity	33,258	33,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,205	$62,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
	2026	2025
(In thousands, except per share data)
Revenue, net	$37,117	$47,561
Cost of sales	9,148	9,745
Gross profit	27,969	37,816
Operating expenses:
Commissions and incentives	15,380	20,695
Selling, general and administrative	12,725	14,853
Total operating expenses	28,105	35,548
Operating income (loss)	(136)	2,268
Other income (expense):
Interest income, net	45	87
Other expense, net	(93)	(114)
Total other income (expense)	(48)	(27)
Income before income taxes	(184)	2,241
Income tax expense	(12)	(86)
Net income (loss)	$(196)	$2,155
Net income (loss) per share:
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.17
Weighted-average shares outstanding:
Basic	12,464	12,398
Diluted	12,464	12,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$162	$(180)
Other comprehensive income (loss), net of tax	162	(180)
Comprehensive income (loss)	$(34)	$1,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
(In thousands)
Balances, June 30, 2026	12,518	$1	$138,924	$(103,462)	$(1,874)	$33,589
Stock-based compensation	—	—	306	—	—	306
Common stock issued under equity award plans	52	—	—	—	—	—
Shares canceled or surrendered as payment of tax withholding and other	(22)	—	(138)	—	—	(138)
Common stock issued under employee stock purchase plan	41	—	163	—	—	163
Cash dividends	—	—	—	(628)	—	(628)
Currency translation adjustment	—	—	—	—	162	162
Net loss	—	—	—	(196)	—	(196)
Balances, September 30, 2026	12,589	$1	$139,255	$(104,286)	$(1,712)	$33,258

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

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2026	2025
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(196)	$2,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	730	610
Stock-based compensation	306	826
Non-cash operating lease expense	545	345
Loss on disposal of assets	2	4
Amortization of debt discount	10	8
Allowance for inventory obsolescence	1,304	—
Deferred income tax	(566)	3,982
Changes in operating assets and liabilities:
Accounts receivable	1,216	844
Income tax receivable	453	(4,663)
Inventory, net	677	(29)
Prepaid expenses and other	(1,017)	2,433
Other long-term assets	(8)	(21)
Accounts payable	30	(237)
Income tax payable	(65)	—
Other accrued expenses	(2,229)	(8,108)
Lease liabilities	(659)	(454)
Net Cash Provided by (Used in) Operating Activities	533	(2,305)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,240)	(439)
Net Cash Used in Investing Activities	(1,240)	(439)
Cash Flows from Financing Activities:
Payment of deferred financing fees	—	(12)
Repurchase of company stock	—	(578)
Payment of cash dividends	(628)	(571)
Shares canceled or surrendered as payment of tax withholding and other	(138)	(3,284)
Proceeds from common stock issued under employee stock purchase plan	163	148
Net Cash Used in Financing Activities	(603)	(4,297)
Foreign Currency Effect on Cash	116	(69)
Decrease in Cash and Cash Equivalents:	(1,194)	(7,110)
Cash and Cash Equivalents — beginning of period	14,920	20,201
Cash and Cash Equivalents — end of period	$13,726	$13,091
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$1
Cash paid for income taxes	$197	$765

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFEVANTAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of LifeVantage Corporation (“LifeVantage” or the “Company”) as of and for the fiscal year ended June 30, 2026 included in the annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 27, 2026.

Note 1 — Organization and Basis of Presentation

LifeVantage is a company focused on nutrigenomics, the study of how nutrition and naturally occurring compounds affect human genes to support good health. The Company is dedicated to helping people achieve their health, wellness and financial goals. The Company provides quality, scientifically-validated products to customers and independent consultants as well as a financially rewarding commission-based direct sales opportunity to its independent consultants. LifeVantage sells its products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland, and Portugal. The Company closed its markets in Hong Kong and Singapore in May 2026. The Company also sells its products in a number of countries to consumers for personal consumption only.

The Company engages in the identification, research, development, formulation and sale of advanced nutrigenomic activators, dietary supplements, weight management products, gut health products, skin and hair care products and nootropics. The Company’s line of scientifically validated dietary supplements includes its flagship Protandim® family of products, its LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic, and Carb Block. TrueScience® is the Company’s line of skin and hair care products and Liquid Collagen. The Company also markets and sells Petandim®, its companion pet supplement formulated to combat oxidative stress in dogs; AXIO®, its nootropic and energy/hydration drink mixes; and the P84 System, which was acquired from LoveBiome in connection with the Company’s October 2025 acquisition of its critical operating assets.

The Company has historically reported on a fiscal year basis ending on June 30th. In these unaudited condensed consolidated financial statements, the fiscal year ended June 30, 2026 is referred to as “fiscal year 2026.” On September 29, 2026, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from June 30 to December 31, effective December 31, 2026. The Company will report its financial results for the six-month transition period of July 1, 2026 through December 31, 2026 on Form 10-K/T and to thereafter file annual reports for the twelve-month periods ending December 31 of each year, beginning with the twelve-month period ending December 31, 2027.

The condensed consolidated financial statements included herein have been prepared by the Company’s management, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, these interim financial statements include all adjustments that are considered necessary for a fair presentation of its financial position as of September 30, 2026, and the results of operations for the three months ended September 30, 2026 and 2025, and the cash flows for the three months ended September 30, 2026 and 2025. Interim results are not necessarily indicative of results for a full year or for any future period.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended June 30, 2026, pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the fiscal year ended June 30, 2026, and included in the annual report on Form 10-K on file with the SEC.

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

Foreign Currency Translation

A portion of the Company’s business operations occurs outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the condensed consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2026 and 2025, net foreign currency losses of approximately $0.1 million and $0.1 million, respectively, are recorded in other expense, net.

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

The Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers only its monetary liquid assets with original maturities of three months or less as cash equivalents.

Concentration of Credit Risk

Accounting guidance for financial instruments requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash and investments. At September 30, 2026, the Company had $11.3 million in cash accounts at one financial institution and $2.4 million in accounts at other financial institutions. At June 30, 2026, the Company had $12.4 million in cash accounts at one financial institution and $2.5 million in accounts at other financial institutions. As of September 30, 2026 and June 30, 2026, and during the periods then ended, the Company’s cash balances exceeded federally insured limits.

Accounts Receivable

The Company’s accounts receivable as of September 30, 2026 and June 30, 2026 consist primarily of credit card receivables. Based on the Company’s verification process for customer credit cards and historical information available, management has determined that an allowance for doubtful accounts on credit card sales related to its customer sales as of September 30, 2026 and June 30, 2026 is not necessary. No bad debt expense was recorded during the three months ended September 30, 2026 and 2025.

Inventory

As of September 30, 2026 and June 30, 2026, inventory consisted of (in thousands):

	September 30, 2026		June 30, 2026
Finished goods	$10,262	72.1%	$11,962	74.0%
Raw materials	3,966	27.9%	4,205	26.0%
Total inventory	$14,228	100.0%	$16,167	100.0%

Inventories are carried at the lower of cost or net realizable value, using the first-in, first-out method, which includes a reduction in inventory values of $4.4 million and $3.1 million at September 30, 2026 and June 30, 2026, respectively, related to obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

Useful Life (Years)
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

Goodwill and Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Finite-lived intangible assets are stated at cost less accumulated amortization. Finite-lived intangible assets are amortized over their related useful lives, using a straight-line method, consistent with the underlying expected future cash flows related to the specific intangible asset. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. There were no impairment charges recorded for the three months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets

Pursuant to guidance established for impairment or disposal of assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of long-lived assets, long-lived assets to be disposed of, and certain identifiable intangibles related to those assets is performed, the Company is required to compare the net carrying value of long-lived assets on the lowest level at which cash flows can be determined on a consistent basis to the related estimates of future undiscounted net cash flows for such assets. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value, generally equal to the future discounted net cash flow. There were no impairment charges recorded for the three months ended September 30, 2026 and 2025.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company generates the majority of its revenue through product sales to customers. These products include the Protandim® line of dietary supplements, the LifeVantage® line of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block, TrueScience® skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs, AXIO® nootropic and energy/hydrate drink mixes, and the P84 System formulated to regulate, repair, and restore gut health. The Company ships most of its product directly to the consumer and receives substantially all payment for product sales in the form of credit card receipts. Revenue from direct product sales to customers is recognized upon shipment, which is when passage of title and risk of loss occurs. For items sold in packs and bundles, the Company determines the standalone selling price at contract inception for each distinct good and then allocates the transaction price on a relative standalone selling price basis. Any discounts are accounted for as a direct reduction to the transaction price. Shipping and handling revenue is recognized upon shipment when the performance obligation is completed.

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

Deferred revenue is included in accrued expenses in the consolidated balance sheets. The balance of deferred revenue related to contract liabilities, each less than twelve months, was $1.2 million and $1.1 million as of September 30, 2026 and June 30, 2026, respectively. The contract liabilities’ impact to revenue for the three months ended September 30, 2026 and 2025 was a decrease of $0.1 million and an increase of $0.1 million, respectively.

Estimated returns are recorded when a product is shipped. Subject to some exceptions based on local regulations, the Company’s return policy is to provide a full refund for a product returned within 30 days. After 30 days of purchase, only unopened product that is in a resalable and restockable condition may be returned within twelve months of purchase and shall receive a 100% refund, less a 10% handling and restocking fee and any shipping and handling costs. The Company establishes a refund liability reserve, and an asset reserve for its right to recover products, based on historical experience. The returns asset reserve and returns liability reserve are evaluated on a quarterly basis. As of September 30, 2026 and June 30, 2026, the returns liability reserve, net was $0.1 million and $0.2 million, respectively.

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

Research and Development Costs

The Company expenses all costs related to research and development activities, as incurred. Research and development expenses for the three months ended September 30, 2026 and 2025 were $0.2 million and $0.3 million, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company recognized income tax expense of $12,000 and $0.1 million, respectively. Tax expenses are reflective of the Company’s current estimated federal, state and foreign effective tax rate.

Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, less unvested restricted stock awards. Diluted income (loss) per common share is computed by dividing net income by the weighted-average common shares and potentially dilutive common share equivalents using the treasury stock method.

For the three months ended September 30, 2026 and 2025, the effects of approximately 0.2 million and zero common shares, respectively, issuable upon exercise of options and non-vested shares of restricted stock are not included in computations as their effect was anti-dilutive.

The following is a reconciliation of net income per share and the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,
	2026	2025
Numerator:
Net income (loss)	$(196)	$2,155
Denominator:
Basic weighted-average common shares outstanding	12,464	12,398
Effect of dilutive securities:
Stock awards and options	—	548
Diluted weighted-average common shares outstanding	12,464	12,946
Net income (loss) per share, basic	$(0.02)	$0.17
Net income (loss) per share, diluted	$(0.02)	$0.17

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 — Leases

The Company has operating leases for current corporate offices and certain equipment. These leases have remaining terms of approximately one to six years. As of September 30, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.95 years and 3.28%, respectively. As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.17 years and 3.29%, respectively.

For the three months ended September 30, 2026 and 2025, operating lease expense was $0.5 million and $0.5 million, respectively. The components of lease expense for the three months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Operating lease expense
Operating lease cost	$452	$438
Variable lease cost	28	35
Short-term lease costs	13	1
Total lease expense	$493	$474

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three months ended September 30,
	2026	2025
Operating cash outflows from operating leases	$567	$546

Maturity of lease liabilities at September 30, 2026 are as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining three months ending December 31, 2026)	$568
2027	2,150
2028	1,948
2029	1,794
2030	1,839
Thereafter	1,885
Total	10,184
Less: imputed interest	(780)
Present value of lease liabilities	$9,404

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

In the event the Company borrows under the Line of Credit, interest will be payable commencing on the last day of each month following such borrowing until payment in full of all principal outstanding under the Line of Credit, with all unpaid principal and interest due on April 12, 2027 (the “Expiration Date”). The Line of Credit will bear interest at a rate per year equal to the sum of (i) the greater of the Term Secured Overnight Financing Rate Daily Floating Rate (as defined in the Loan Agreement) or 0.00%, plus (ii) 2.00%. Amounts under the Line of Credit may be repaid and re-borrowed from time to time until the Expiration Date. As of September 30, 2026, the effective interest rate is 5.90%.

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

As of September 30, 2026, the Company was in compliance with its financial covenants under the 2024 Credit Facility. As of September 30, 2026, there was no balance outstanding on the 2024 Credit Facility.

Note 5 — Stockholders’ Equity

During the three months ended September 30, 2026 and 2025, the Company issued 0.1 million and 0.5 million shares of common stock, respectively, under Company stock plans. During the three months ended September 30, 2026 and 2025, the Company issued zero shares of common stock upon the exercise of stock options. During the three months ended September 30, 2026 and 2025, 22,000 and 0.3 million shares of restricted stock, respectively, were canceled or surrendered as payment of tax withholding upon vesting of equity awards.

In January 2026, the Company’s board of directors (the “Board of Directors”) approved a new stock repurchase program, which replaced the Company’s previous stock repurchase program in its entirety to repurchase up to $60.0 million shares of common stock through December 31, 2027. During the three months ended September 30, 2026, the Company purchased zero shares of common stock under the new repurchase program. During three months ended September 30, 2025, the Company purchased 44,000 shares of common stock at an aggregate price of $0.6 million under the previous repurchase program. At September 30, 2026, there was $58.5 million remaining under the new stock repurchase program.

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2026, none have been issued nor have any rights or preferences been assigned to the preferred stock by the Board of Directors.

Dividends

In August 2026, the Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that was paid on September 15, 2026 to stockholders of record on September 1, 2026. Cash dividends for the three months ended September 30, 2026 totaled $0.6 million. Cash dividends for the three months ended September 30, 2025 totaled $0.6 million, or $0.045 per share of common stock.

The declaration of dividends is subject to the discretion of the Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Note 6 — Stock-Based Compensation

Long-Term Incentive Plans

Equity-Settled Plans

The Board of Directors adopted, and the Company’s stockholders approved, the 2017 Long-Term Incentive Plan (as amended, the “2017 Plan”), effective February 16, 2017, to provide incentives to eligible employees, directors and consultants. The initial shares reserved under the 2017 Plan was (i) 650,000 shares plus (ii) 475,000 shares previously reserved for issuance under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”), including upon cancellation, termination or forfeiture of awards previously granted under the 2010 Plan, plus (iii) shares subject to forfeited or terminated awards, or shares that are withheld or surrendered from an award to pay an award’s exercise price or tax withholding obligations, in each case where such awards have been granted under the 2017 Plan. In February 2018, November 2018, November 2020, November 2022, November 2023, and November 2025, the Company’s stockholders approved amendments to the 2017 Plan to increase the number of shares of the Company’s common stock that are available for issuance under the 2017 Plan by 425,000, 715,000, 650,000, 1,052,000, 1,138,000, and 400,000 shares, respectively. Further, in November 2024, the Company’s stockholders approved an amendment to remove individual grant limitations under the 2017 Plan and certain performance-based provisions, both of which are no longer applicable following the repeal of the performance-based exemption in Section 162(m) of the Internal Revenue Code, as amended. As of September 30, 2026, an aggregate of 5,505,000 shares of the Company’s common stock were authorized to be issued under the 2017 Plan in connection with the grant of awards, which includes up to 475,000 shares previously reserved for issuance under the 2010 Plan, including shares returned upon cancellation, termination or forfeiture of awards that were previously granted under that plan.

As of September 30, 2026, there were stock option awards outstanding under the 2017 Plan, net of awards expired, for an aggregate of 0.1 million shares of the Company’s common stock. Outstanding stock options awarded under the 2017 Plan have exercise prices of $4.44 per share, and vest over a three-year vesting period. Awards expire in accordance with the terms of each award and, upon expiration of the award, the shares subject to the award are added back to the 2017 Plan. The contractual term of stock options granted is generally ten years.

On July 31, 2026, the Board of Directors of the Company approved the LifeVantage Corporation 2026 New Employee Long-Term Incentive Plan (the “2026 New Employee Plan”). The terms of the 2026 New Employee Plan are substantially similar to the terms of the Company’s 2017 Long-Term Incentive Plan with the exception that incentive stock options may not be issued under the 2026 New Employee Plan and awards under the 2026 New Employee Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2026 New Employee Plan was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Board of Directors has initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2026 New Employee Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2026 New Employee Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

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

Share Reserve. The Company has reserved a total of 0.8 million shares of its common stock for issuance under the 2019 ESPP. As of September 30, 2026, 0.3 million shares were available for issuance. The number of shares reserved under the 2019 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

During the three months ended September 30, 2026 and 2025, approximately 41,000 and 13,000 shares of common stock were issued under the 2019 ESPP, respectively.

Stock-Based Compensation

For the three months ended September 30, 2026 and 2025, compensation of $0.3 million and $0.8 million, respectively, was reflected as an increase to additional paid-in capital.

Note 7 — Segment Information

The Company operates in a single operating segment by selling products directly to customers through an international network of independent consultants that operate in an integrated manner. The Company manages its business primarily by managing its international network of independent consultants through similar commission plans. Most products available to customers in the United States are available to customers across all markets internationally. These products are purchased through third-party manufacturers by the Company’s corporate office in the United States and sold to each international market. Pricing for all products is determined at the Company’s corporate office in the United States. Accordingly, for disclosure purposes, the Company has a single reporting segment, which is reported on the Company’s consolidated financial statements.

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

The following table presents the Company’s segment revenue and expenses and segment net income for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025
Revenue, net	$37,117	$47,561
Cost of sales	(9,148)	(9,745)
Consultant commissions	(14,385)	(19,385)
Consultant incentives, promotions, and recognition	(995)	(1,310)
Labor and benefits	(6,221)	(6,836)
Stock compensation	(306)	(826)
Events	(433)	(531)
Depreciation and amortization	(730)	(610)
Credit card and bank processing fees	(1,074)	(1,337)
Other segment items(1)	(4,054)	(4,827)
Interest income	55	97
Interest expense	(10)	(10)
Income tax expense	(12)	(86)
Net income	$(196)	$2,155

(1) Other general and administrative expenses include legal, professional services, rent, utilities, and other miscellaneous expenses.

The following table presents the Company’s long-lived assets for its most significant geographic markets (in thousands):

	September 30, 2026	June 30, 2026
United States	$22,278	$21,393
Foreign:
Japan	1,383	1,431
Other foreign markets	287	280
Total foreign markets	1,670	1,711
Total long-lived assets	$23,948	$23,104

The Company has identified two major markets with revenues exceeding 10% of consolidated total revenue: the United States and Japan. There are 15 other markets, each of which individually is less than 10% of consolidated total revenue. Sales are recorded in the market in which the transaction occurred. The following table presents the Company’s revenue disaggregated by these markets (in thousands):

	Three months ended September 30,
	2026	2025
United States	$27,383	$35,216
Foreign:
Japan	5,199	6,192
Other foreign markets	4,535	6,153
Total foreign markets	9,734	12,345
Total revenue, net	$37,117	$47,561

Major Products

The Company’s revenue for the three months ended September 30, 2026 and 2025 is largely attributed to three product lines: Protandim®, TrueScience®, and LifeVantage®. On a combined basis, these three product lines represent approximately 81.9% and 88.9% of the Company’s total net revenue for the three months ended September 30, 2026 and 2025, respectively.

The following table shows revenue by product line for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025
Protandim® product line	$17,994	$22,057
TrueScience® product line	7,577	9,867
LifeVantage® product line	4,838	10,341
AXIO® product line	2,866	3,458
LoveBiome® product line	1,657	—
Petandim® product line	445	477
Other(1)	1,740	1,361
Total revenue, net	$37,117	$47,561

(1) Other revenue includes shipping and handling revenue, event related revenue, and other revenues impracticable to allocate to a specific product line.

During the fiscal year ended June 30, 2026, the Company phased out the use of PhysIQ™ and placed this product under the LifeVantage® brand. During the three months ended September 30, 2026 and 2025, revenue from PhysIQ™ was $0.5 million and $1.2 million respectively, and is now included in the LifeVantage® product line revenue.

Note 8 — Commitments and Contingencies

Contingencies

The Company accounts for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2026, and based on the assessment, there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

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

The Company recorded changes in fair value of the estimated earnout consideration to be achieved (as a result of lower than forecasted revenue performance). The change in estimates resulted in a reversal of $0.4 million during the fiscal year ended June 30, 2026. As of September 30, 2026, the total estimated earnout was $0.1 million.

During the three months ended September 30, 2026 and 2025, the Company incurred no acquisition-related costs associated with the LoveBiome transaction.

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

Amortization expense related to acquired intangible assets was $0.1 million and zero for the three months ended September 30, 2026 and 2025, respectively.

Unaudited supplemental information on a pro forma basis, as if the LoveBiome transaction had been consummated on July 1, 2024, is as follows (in thousands):

	Three months ended September 30,
	2026	2025
Revenue	$37,117	$50,099
Earnings	(196)	2,101

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

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of LoveBiome to reflect additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2024, as well as adjustments to other selling, general, and administrative expenses for contracts that were not assumed in this transaction, with the consequential tax effects.

Total revenue related to LoveBiome consultants for the three months ended September 30, 2026 was $1.6 million. Determining earnings from the date of acquisition is impracticable as LoveBiome has been fully integrated into the Company and costs are not segregated between LoveBiome and the legacy LifeVantage business.

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

The success and growth of our business is primarily based on the effectiveness of our independent consultants to attract and retain customers in order to sell our products and our ability to attract and retain independent consultants. When we are successful in attracting and retaining independent consultants and customers, it is largely because of:

•
Our products, including our flagship Protandim® family of scientifically validated dietary supplements, our LifeVantage® family of dietary supplements that include the MindBody GLP-1 System®, Omega+, ProBio, IC Bright®, the Rise AM & Reset PM System®, D3+, Daily Wellness, Fat Burn, Prebiotic and Carb Block, our newest activator the P84 System, acquired from LoveBiome in connection with our October 2025 acquisition of LoveBiome’s critical assets, and which helps to regulate, repair and restore gut health, our TrueScience® line of skin and hair care products and Liquid Collagen, Petandim®, our companion pet supplement formulated to combat oxidative stress in dogs; and AXIO®, our nootropic and energy/hydration drink mixes;
•
Our sales compensation plan and other sales initiatives and incentives; and
•
Our delivery of superior customer service.

As a result, it is vital to our success that we leverage our product development resources to develop and introduce compelling and innovative products and provide opportunities for our independent consultants to sell these products in a variety of markets. We sell our products in the United States, Mexico, Canada, Japan, Taiwan, Thailand, Australia, New Zealand, the United Kingdom, the Netherlands, Germany, Austria, Spain, Ireland, Belgium, Iceland and Portugal. In addition, we sell our products in a number of countries for personal consumption only. Entering a new market requires a considerable amount of time, resources and continued support. If we are unable to properly support an existing or new market, our revenue growth may be negatively impacted. We closed our markets in Hong Kong and Singapore in May 2026.

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

Compensation Plan for our Independent Consultants

In March 2023, we launched a new compensation plan for our independent consultants in the United States, Japan, Australia, and New Zealand markets. We refer to this compensation plan as our Evolve Compensation Plan. In February 2024, we launched the Evolve Compensation Plan in the Canada, Mexico, and Europe markets. In November 2024, we launched an optimized version of the Evolve Compensation Plan in the United States, Japan, Australia, New Zealand, Canada, Mexico, and Europe markets. In March 2025, we launched the Evolve Compensation Plan in Taiwan. In October 2025, we launched the Evolve Compensation Plan in Iceland. In May 2026, we launched the Evolve Compensation Plan in Portugal and plan to do the same in any new markets.

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

	As of September 30,				Change from Prior	Percent
	2026		2025		Year	Change
Active Independent Consultants
Americas	27,000	67.5%	32,000	66.7%	(5,000)	(15.6)%
Asia/Pacific & Europe	13,000	32.5%	16,000	33.3%	(3,000)	(18.8)%
Total Active Independent Consultants	40,000	100.0%	48,000	100.0%	(8,000)	(16.7)%
Active Customers
Americas	45,000	77.6%	59,000	80.8%	(14,000)	(23.7)%
Asia/Pacific & Europe	13,000	22.4%	14,000	19.2%	(1,000)	(7.1)%
Total Active Customers	58,000	100.0%	73,000	100.0%	(15,000)	(20.5)%
Active Accounts
Americas	72,000	73.5%	91,000	75.2%	(19,000)	(20.9)%
Asia/Pacific & Europe	26,000	26.5%	30,000	24.8%	(4,000)	(13.3)%
Total Active Accounts	98,000	100.0%	121,000	100.0%	(23,000)	(19.0)%

Results of Operations

Three months ended September 30, 2026 and 2025

Revenue. We generated net revenue of $37.1 million and $47.6 million during the three months ended September 30, 2026 and 2025, respectively. The decrease in revenue for the three months ended September 30, 2026 was primarily driven by declines in our Active Accounts and declines in sales of our MindBody GLP-1 System®. Total sales of our MindBody GLP-1 System® decreased $4.4 million during the three months ended September 30, 2026 compared to the prior year period. Sales of our Protandim and TrueScience products lines decreased $4.1 million and $2.3 million, respectively, compared to the prior year period. These declines during the three months ended September 30, 2026 were slightly offset by sales of the LoveBiome product line, which we acquired in October 2025. Foreign currency fluctuations negatively impacted our revenue by $0.4 million, or 0.8%, during the three months ended September 30, 2026.

Americas. The following table sets forth revenue for the three months ended September 30, 2026 and 2025 for the Americas region (in thousands):

	Three months ended September 30,
	2026	2025	% Change
United States	$27,383	$35,216	(22.2)%
Other	1,571	1,981	(20.7)%
Americas Total	$28,954	$37,197	(22.2)%

Revenue in the Americas region for the three months ended September 30, 2026 decreased $8.2 million, or 22.2%, from the prior year period. The decrease in revenue for the three months ended September 30, 2026 was primarily driven by decreased sales of our MindBody GLP-1 System® of $3.3 million and reductions in our total Active Accounts which decreased 20.9% compared to the prior year period.

Asia/Pacific & Europe. The following table sets forth revenue for the three months ended September 30, 2026 and 2025 for the Asia/Pacific & Europe region and its principal markets (in thousands):

	Three months ended September 30,
	2026	2025	% Change
Japan	$5,199	$6,192	(16.0)%
Other	2,964	4,172	(29.0)%
Asia/Pacific & Europe Total	$8,163	$10,364	(21.2)%

Revenue in the Asia/Pacific & Europe region decreased $2.2 million, or 21.2%, for the three months ended September 30, 2026, as compared to the prior year period. Total Active Accounts in the region decreased 13.3% compared to the prior year period. Revenue within the Asia/Pacific & Europe region from our MindBody GLP-1 System® decreased $0.9 million for the three months ended September 30, 2026 compared to the prior year period. Decreases in total Active Accounts and sales throughout our other product lines contributed to an overall decline in sales compared to the prior year period.

Overall, revenue in the Asia/Pacific & Europe region was negatively impacted by foreign currency exchange rate fluctuations of approximately $0.4 million, or 3.9%, during the three months ended September 30, 2026, as compared to the prior year period. Revenue in Japan was negatively impacted by foreign exchange rate fluctuations in the amount of approximately $0.4 million, or 6.5%, during the three months ended September 30, 2026, as compared to the prior year period. On a constant currency basis, revenue in Japan decreased 9.5% for the three months ended September 30, 2026, as compared to the prior year period. The decrease in revenue on a constant currency basis in Japan during three months ended September 30, 2026 was primarily due to a decrease of 6.8% in total Active Accounts compared to the prior year period.

Cost of Sales. Cost of sales were $9.1 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively, resulting in gross profit percentages of 75.4% and 79.5%, respectively. The increase in cost of sales as a percentage of revenue is primarily due to increases in inventory obsolescence costs of $1.3 million, including 1.0 million related to our MindBody GLP-1 System®, along with increases in shipping and warehouse expenses during the three months ended September 30, 2026.

Commissions and Incentives. Commissions and incentives expenses during the three months ended September 30, 2026 were $15.4 million, or 41.4% of revenue, as compared to $20.7 million, or 43.5% of revenue, for the three months ended September 30, 2025. The decrease in commissions and incentives expenses as a percentage of revenue compared to the prior year period is primarily due to the timing and magnitude of promotional and incentive programs, changes in revenue mix, and changes to the mix of customers and independent consultants in our overall Active Accounts.

Commissions and incentives expenses, as a percentage of revenue, may fluctuate in future periods based on the timing and cost of incentive trips and events and the timing and magnitude of compensation, incentive and promotional programs.

Selling, General and Administrative. Selling, general and administrative expenses during the three months ended September 30, 2026 were $12.7 million, or 34.3% of revenue, as compared to $14.9 million, or 31.2% of revenue, for the three months ended September 30, 2025. The increase in selling, general and administrative expenses as a percentage of revenue during the three months ended September 30, 2026 compared to the prior year period is primarily due to the overall decreases in sales.

Total Other Income (Expense). During the three months ended September 30, 2026 we recognized total net other expense of $48,000 as compared to $27,000 for the three months ended September 30, 2025. Total net other income (expense) for the three months ended September 30, 2026 and 2025 consisted primarily of interest income, offset by foreign currency gains and losses.

Income Tax Expense. We recognized income tax expense of $12,000 for the three months ended September 30, 2026, as compared to $0.1 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was negative 6.4% compared to 3.8% three months ended September 30, 2025.

The change in the effective tax rate for the three and three months ended September 30, 2026 compared to the prior year period was primarily due to changes in taxable income and the impact of discrete items.

We expect that our effective tax rate will fluctuate slightly during the remainder of calendar 2026 as the impact of discrete items and other permanent differences are recognized during the year; however, our tax rate can be impacted by various book to tax differences and fluctuations in our stock price that occur during the year which are difficult to forecast.

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

As of September 30, 2026, our available liquidity was $13.7 million, which consisted of available cash and cash equivalents. This represents a decrease of $1.2 million from the $14.9 million in cash and cash equivalents as of June 30, 2026.

During the three months ended September 30, 2026, our net cash provided by operating activities was $0.5 million as compared to cash used in operating activities of $2.3 million during the three months ended September 30, 2025. The increase in cash provided by operating activities is primarily related to decreases in accounts receivable and inventory, offset by decreases in other accrued liabilities as of September 30, 2026, and the payment of employee related incentive compensation and incentive trip expenses during the three months ended September 30, 2025, previously accrued at June 30, 2025.

During the three months ended September 30, 2026, our net cash used in investing activities was $1.2 million, as a result of the purchase of fixed assets. During the three months ended September 30, 2025, our net cash used in investing activities was $0.4 million, as a result of the purchase of fixed assets.

Cash used in financing activities during the three months ended September 30, 2026 was $0.6 million as a result of our payment of cash dividends and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 Employee Stock Purchase Plan (as amended, the “2019 ESPP”). Cash used in financing activities during the three months ended September 30, 2025 was $4.3 million as a result of our payment of cash dividends, the repurchase of common stock, and shares purchased as payment of tax withholding upon vesting of equity awards, partially offset by proceeds from stock issued under our 2019 ESPP.

At September 30, 2026 and June 30, 2026, the total amount of our foreign subsidiary cash was $6.5 million and $6.4 million, respectively. The federal tax reform legislation that was passed into law during December 2017 enacted a 100% dividend deduction for greater than 10% owned foreign corporations. Therefore, in the future, if needed, we expect to be able to repatriate cash from foreign subsidiaries without paying additional U.S. taxes.

At September 30, 2026, we had working capital (current assets minus current liabilities) of $16.5 million, compared to working capital of $18.1 million at June 30, 2026. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances and future cash flow from operations are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds, which may not be available on terms that are acceptable to us, or at all. Our 2024 Credit Facility (as defined below), provides for a revolving line of credit in an aggregate principal amount not to exceed $5.0 million. We would also consider realigning our strategic plans including a reduction in capital spending and expenses.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of such disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2026.

Changes in Internal Control over Financial Reporting

An evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act of 1934, as amended, was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I. Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2026, filed on August 27, 2026. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to all purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 under the Exchange Act, during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	$58,534,993
August 1 - August 31	—	$—	—	$58,534,993
September 1 - September 30	—	$—	—	$58,534,993
Total	—		—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Filed Herewith or Incorporate by Reference From

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 9, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2018.

3.2	Amended and Restated Bylaws, dated as of August 9, 2019	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2019.

10.1#	LifeVantage Corporation 2017 Long-Term Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on September 19, 2025.

10.2#	LifeVantage Corporation 2026 New Employee Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 3, 2026.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101

The following financial information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and June 30, 2026; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended September 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

LIFEVANTAGE CORPORATION

Date:	November 9, 2026	/s/ Terrence Moorehead
Terrence Moorehead President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2026	/s/ Carl A. Aure
Carl A. Aure Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)